Form 10-Q
period 2005-06-30
BOISE CASCADE CO
filed 2005-08-11
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number:   333-122770

BOISE CASCADE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	20-2807265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Jefferson Street P.O. Box 50 Boise, Idaho	83728
(Address of principal executive offices)	(Zip Code)

(208) 384-6161
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 31, 2005
Class A common stock, $0.01 par value	0
Class B common stock, $0.01 par value	41,304,647
Class C common stock, $0.01 par value	2,671,329

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Notes to Unaudited Quarterly Consolidated Financial Statements
	1.	Basis of Presentation
	2.	Purchase of OfficeMax’s Paper and Forest Products Assets
	3.	Transactions With Related Parties
	4.	Vendor and Customer Rebates and Allowances
	5.	Other (Income) Expense, Net
	6.	Income Taxes
	7.	Leases
	8.	Investments in Equity Affiliates
	9.	Inventories
	10.	Goodwill and Intangible Assets
	11.	Debt
	12.	Financial Instruments
	13.	New and Recently Adopted Accounting Standards
	14.	Retirement and Benefit Plans
	15.	Segment Information
	16.	Commitments and Guarantees
	17.	Consolidating Guarantor and Non-Guarantor Financial Information
	18.	Legal Proceedings and Contingencies
	19.	Pro Forma Adjustments

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Purchase of OfficeMax’s Paper and Forest Products Assets
Our Segments
Results of Operations
Outlook
Liquidity and Capital Resources
Inflationary and Seasonal Influences
Environmental
Critical Accounting Estimates
Cautionary and Forward-Looking Statements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

ii

PART 1—FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

Boise Cascade Company

Consolidated Statements of Income (Loss)

(unaudited, in thousands)

	Boise	Predecessor
	Three Months Ended June 30
	2005	2004
Sales
Trade	$1,352,466	$1,396,090
Related parties	142,145	135,496
	1,494,611	1,531,586

Costs and expenses
Materials, labor and other operating expenses	1,299,409	1,303,439
Fiber costs from related parties	—	28,217
Depreciation, amortization and depletion	31,712	58,912
Selling and distribution expenses	64,426	63,549
General and administrative expenses	18,036	22,590
Other (income) expense, net	3,661	3,469
	1,417,244	1,480,176

Income from operations	77,367	51,410

Equity in net income of affiliate	—	1,244
Gain on sale of equity affiliate	—	46,498
Foreign exchange loss	(248)	(556)
Change in fair value of interest rate swaps	(5,314)	—
Interest expense	(74,365)	(22,845)
Interest income	434	168
	(79,493)	24,509

Income (loss) before income taxes	(2,126)	75,919
Income tax provision	(12,343)	(29,426)
Net income (loss)	$(14,469)	$46,493

Pro forma income data—Note 19
Net loss as reported	$(14,469)
Pro forma income taxes	12,508
Pro forma net loss	$(1,961)

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company

Consolidated Statements of Income

(unaudited, in thousands)

	Boise	Predecessor
	Six Months Ended June 30
	2005	2004
Sales
Trade	$2,634,401	$2,583,528
Related parties	292,481	256,093
	2,926,882	2,839,621

Costs and expenses
Materials, labor and other operating expenses	2,520,067	2,418,586
Fiber costs from related parties	17,609	56,059
Depreciation, amortization and depletion	62,349	116,648
Selling and distribution expenses	126,762	123,604
General and administrative expenses	37,240	42,057
Other (income) expense, net	3,788	12,633
	2,767,815	2,769,587

Income from operations	159,067	70,034

Equity in net income of affiliate	—	6,308
Gain on sale of equity affiliate	—	46,498
Foreign exchange loss	(1,041)	(415)
Change in fair value of interest rate swaps	9,886	—
Interest expense	(106,444)	(43,449)
Interest income	1,784	325
	(95,815)	9,267

Income before income taxes	63,252	79,301
Income tax provision	(12,982)	(30,701)
Net income	$50,270	$48,600

Pro forma income data—Note 19
Net income as reported	$50,270
Pro forma income taxes	(13,331)
Pro forma net income	$36,939

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company

Consolidated Balance Sheets

(unaudited, in thousands)

	June 30,	December 31,
	2005	2004
ASSETS

Current
Cash and cash equivalents	$129,198	$163,345
Receivables
Trade, less allowances of $1,932 and $2,323	370,180	276,668
Related parties	40,690	42,055
Other	16,397	19,174
Inventories	628,878	594,869
Deferred income taxes	36,734	—
Other	19,615	15,621
	1,241,692	1,111,732

Property
Property and equipment
Land and land improvements	82,843	83,123
Buildings and improvements	211,514	204,704
Machinery and equipment	1,259,509	1,196,978
	1,553,866	1,484,805

Accumulated depreciation	(77,972)	(18,956)
	1,475,894	1,465,849
Fiber farms and timber deposits	50,154	44,646
	1,526,048	1,510,495

Note receivable from related party	—	157,509
Deferred financing costs	38,211	84,054
Goodwill	7,486	18,390
Intangible assets	33,030	34,357
Other assets	22,642	15,532
Total assets	$2,869,109	$2,932,069

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company

Consolidated Balance Sheets (continued)

(unaudited, in thousands except for equity units and shares)

	June 30,	December 31,
	2005	2004
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$8,400	$13,300
Income taxes payable	3,591	272
Accounts payable
Trade	358,019	310,148
Related parties	172	150
Accrued liabilities
Compensation and benefits	85,381	62,495
Interest payable	9,175	8,584
Other	49,007	43,359
	513,745	438,308

Debt
Long-term debt, less current portion	1,479,500	1,966,700
Note payable to related party	261,286	—
	1,740,786	1,966,700

Other
Deferred income taxes	44,100	—
Compensation and benefits	143,207	133,648
Other long-term liabilities	31,928	23,573
	219,235	157,221

Commitments and contingent liabilities

Capital
Series A equity units—no par value; 66,000,000 units authorized; 0 and 66,000,000 outstanding	—	36,868
Series B equity units—no par value; 549,000,000 units authorized; 0 and 549,000,000 outstanding	—	332,972
Series C equity units—no par value; 38,165,775 units authorized; 0 and 35,600,120 outstanding	—	—
Series A preferred stock—$0.01 par value; 66,000,000 shares authorized; 66,000,000 and 0 shares issued and outstanding	38,339	—
Class A common stock—$0.01 par value; 150,000,000 shares authorized; 0 and 0 shares issued and outstanding	—	—
Class B common stock—$0.01 par value; 100,000,000 shares authorized; 41,304,647 and 0 shares issued and outstanding	413	—
Class C common stock—$0.01 par value; 10,000,000 shares authorized; 2,671,329 and 0 shares issued and outstanding	27	—
Additional paid-in capital	335,587	—
Retained earnings	17,582	—
Accumulated other comprehensive income	3,395	—
Total capital	395,343	369,840

Total liabilities and capital	$2,869,109	$2,932,069

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Boise	Predecessor
	Six Months Ended June 30
	2005	2004
Cash provided by (used for) operations
Net income	$50,270	$48,600
Items in net income not using (providing) cash
Equity in net income of affiliate	—	(6,308)
Depreciation, depletion and amortization of deferred financing costs and other costs	110,845	116,648
Related-party interest expense	8,315	—
Deferred income tax provision	8,681	2,729
Pension and other postretirement benefit expense	14,266	42,087
Change in fair value of interest rate swaps	(9,886)	—
Management equity units expense	1,562	—
Gain on sales of assets	—	(46,745)
Other	1,636	415
Decrease (increase) in working capital
Receivables	(89,370)	(98,972)
Inventories	(34,009)	(25,948)
Accounts payable and accrued liabilities	67,184	76,835
Pension and other postretirement benefit payments	(315)	(42,087)
Income taxes payable	3,591	1
Other	561	(1,525)
Cash provided by operations	133,331	65,730

Cash provided by (used for) investment
Expenditures for property and equipment	(73,289)	(82,260)
Repayment of note receivable from related party	157,509	—
Sales of assets	11,672	103,229
Other	(251)	(7,343)
Cash provided by investment	95,641	13,626

Cash provided by (used for) financing
Tax distributions to members	(19,604)	—
Note payable to related party	251,312	—
Payments of long-term debt	(1,332,100)	—
Issuances of long-term debt	840,000	—
Net equity transactions with OfficeMax	—	(45,191)
Net debt payments to OfficeMax	—	(34,165)
Other	(2,727)	—
Cash used for financing	(263,119)	(79,356)

Decrease in cash and cash equivalents	(34,147)	—

Balance at beginning of the period	163,345	—

Balance at end of the period	$129,198	$—

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company

Consolidated Statements of Capital

(unaudited, in thousands)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total Capital
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2004	66,000	$36,868	549,000	$332,972	35,600	$—	$369,840

Net income	—	—	—	29,153	—	3,099	32,252
Management equity units expense	—	—	—	1,041	—	—	1,041
Other comprehensive income (a)
Cash flow hedges	—	—	—	(310)	—	—	(310)
Paid-in-kind dividend	—	1,035	—	(1,035)	—	—	—
Tax distributions to members	—	—	—	(21,966)	—	(1,423)	(23,389)
Repurchase of equity units	—	—	(100)	(55)	(60)	—	(55)
Equity units exchanged for preferred and common stock (b)	(66,000)	(37,903)	(548,900)	(339,800)	(35,540)	(1,676)	(379,379)
Balance at May 9, 2005	—	$—	—	$—	—	$—	$—

	Series A Preferred Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Capital
Balance at May 9, 2005 (b)	66,000	$37,903	41,307	$413	2,675	$27	$335,085	$—	$5,951	$379,379

Net income	—	—	—	—	—	—	—	18,018	—	18,018
Management equity units expense	—	—	—	—	—	—	521	—	—	521
Paid-in-kind dividend	—	436	—	—	—	—	—	(436)	—	—
Other comprehensive income (a)
Cash flow hedges	—	—	—	—	—	—	—	—	(2,556)	(2,556)
Repurchase of common stock	—	—	(2)	—	(4)	—	(19)	—	—	(19)
Balance at June 30, 2005	66,000	$38,339	41,305	$413	2,671	$27	$335,587	$17,582	$3,395	$395,343

(a)                                  Comprehensive income (loss), net of taxes for the three and six months ended June 30, 2005, was a loss of $18.5 million and income of $47.4 million.

(b)                                 On May 9, 2005, we converted to a corporation from a limited liability company. In connection with converting to a corporation, the Series A equity units were exchanged for shares of Series A preferred stock, the Series B equity units were exchanged for shares of Class B common stock, and the Series C equity units were exchanged for shares of Class C common stock. The Series A equity units were exchanged at a 1:1 ratio for shares of Series A preferred stock, and the Series B and C equity units were exchanged at a .075:1 ratio for shares of Class B and C common stock. The balance at May 9, 2005, reflects this conversion.

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1.             Basis of Presentation

                On May 9, 2005, we converted to a corporation from a limited liability company and changed our name from Boise Cascade Holdings, L.L.C., to Boise Cascade Company. In connection with converting to a corporation, the equity units held by our owners on May 9 were exchanged for shares of preferred and common stock (see Consolidated Statements of Capital), and we became a taxable entity (see Note 6, Income Taxes).

On May 19, 2005, the Securities and Exchange Commission (SEC) declared our registration statement, filed on Form S-1 (Registration No. 333-122770) as amended, under the Securities Act of 1933, effective. Although we have not issued shares under this registration statement, we became a registrant with the SEC, and accordingly, began filing periodic reports with them. These quarterly consolidated financial statements and notes should be read together with the consolidated financial statements and notes filed with the SEC in our registration statement on Form S-1, as amended, on May 18, 2005 (Registration Statement).

                As used in these consolidated financial statements, the terms “Boise” and “we” refer to Boise Cascade Company and its consolidated subsidiaries and their predecessors in interest. The terms “Boise Forest Products Operations” and “predecessor” refer to the paper and forest products assets of OfficeMax Incorporated (OfficeMax) that we acquired on October 29, 2004, from OfficeMax. OfficeMax was formerly known as Boise Cascade Corporation. See Note 2, Purchase of OfficeMax’s Paper and Forest Products Assets, of the Notes to Consolidated Financial Statements, in our Registration Statement.

                We are a diversified, North American, paper and forest products company. We are headquartered in Boise, Idaho. The unaudited quarterly consolidated financial statements present the financial results of Boise for the three and six months ended June 30, 2005, and the results of Boise Forest Products Operations for the three and six months ended June 30, 2004. We have five reportable segments:  Paper, Packaging & Newsprint, Wood Products, Building Materials Distribution, and Corporate and Other. Historically, OfficeMax conducted Boise Forest Products Operations in three segments:  Boise Paper Solutions, Boise Building Solutions, and Corporate and Other. We have recast the financial statements of our predecessor included herein to conform to our current segment presentation. See Note 15, Segment Information, for additional information on our reportable segments.

                The predecessor financial statements include accounts specifically attributed to Boise Forest Products Operations and a portion of OfficeMax’s shared corporate general and administrative expenses. These shared services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. Some of OfficeMax’s corporate costs related solely to Boise Forest Products Operations and were allocated in full to these operations. Shared corporate general and administrative expenses not specifically identifiable to Boise Forest Products Operations have been allocated based on sales, assets, and labor costs. The predecessor financial statements also include an allocation of OfficeMax’s interest expense based on average asset balances (see Note 11, Debt). The predecessor’s results have been or will be included in OfficeMax’s consolidated tax returns. Income taxes in the predecessor periods of these consolidated financial statements have been calculated as if Boise Forest Products Operations had been a separate taxable entity (see Note 6, Income Taxes). Information on the allocations and related-party transactions is included in Note 3, Transactions With Related Parties.

                The predecessor financial information may not reflect what our results of operations would have been had we operated as a separate stand-alone company and may not be indicative of our future results of operations. In addition, the predecessor financial information is not comparable to our results of operations due to the impact of purchase accounting.

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but in the opinion of management include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. Net income (loss) for the three and six months ended June 30, 2005 and 2004, involved estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the year.

                Certain amounts in prior years’ consolidated financial statements have been reclassified to conform with the current year’s presentation. These reclassifications did not affect net income (loss).

2.             Purchase of OfficeMax’s Paper and Forest Products Assets

                On October 29, 2004, we acquired OfficeMax’s paper and forest products assets, other than its timberlands operations, for an aggregate purchase price of $2,196.5 million, including approximately $140 million of related fees and expenses (the Acquisition). For more information about our purchase of OfficeMax’s paper and forest products assets, see Note 2, Purchase of OfficeMax’s Paper and Forest Products Assets, of the Notes to Consolidated Financial Statements, in our Registration Statement.

                We accounted for the Acquisition using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the Acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill.

                The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. During the six months ended June 30, 2005, we recorded $10.9 million of purchase price adjustments that decreased the recorded amount of goodwill (see Note 10, Goodwill and Intangible Assets). The adjustments were related to fair value adjustments, liability accruals, and pension and other severance adjustments.

Restructuring Activities

In connection with the Acquisition, we are evaluating the acquired facilities and organizational structure. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, exit activities related to the Acquisition will increase goodwill. We have one year from the acquisition date to develop our restructuring plans and adjust goodwill. At December 31, 2004, we had finalized a portion of our plans in sufficient detail to meet the requirements of EITF 95-3 to record a liability. During the six months ended June 30, 2005, we recorded an additional restructuring reserve of $1.0 million. These charges reflect additional severance costs and increase the total restructuring reserve recorded since the Acquisition to $15.3 million. Most of the severance cost adjustments relate to severance costs for 330 employees. At June 30, 2005, we had terminated approximately 290 employees. Most of these costs will be paid during 2005.

At June 30, 2005, approximately $5.7 million of the 2004 restructuring reserves was included in “Accrued liabilities, Compensation and benefits,” and $0.2 million was included in “Accrued liabilities, Other.” Of the $5.9 million restructuring reserve, $3.2 million was recorded in our Paper segment, $2.5 million in Corporate and Other, and $0.2 million in Wood Products. Restructuring reserve liability account activity related to these charges is as follows (in thousands):

	Severance	Other	Total
2004 restructuring reserve	$13,768	$501	$14,269
Charges against reserve	(1,012)	(1)	(1,013)
Restructuring reserve at December 31, 2004	12,756	500	13,256

Charges against reserve	(7,897)	(506)	(8,403)
Costs incurred and charged to goodwill	854	188	1,042
Restructuring reserve at June 30, 2005	$5,713	$182	$5,895

                We have not completed our restructuring plans for the acquired businesses. We will complete our plans before the anniversary date of the Acquisition. When those plans are finalized, we may record additional restructuring liabilities and increase goodwill.

3.             Transactions With Related Parties

                During the predecessor periods presented, our predecessor participated in OfficeMax’s cash management system. Cash receipts attributable to our predecessor’s operations were collected by OfficeMax, and cash disbursements were funded by OfficeMax. The net effect of these transactions has been reflected as “Net equity transactions with OfficeMax” in the Consolidated Statement of Cash Flow. The following table includes the components of net equity transactions with OfficeMax (in thousands):

Predecessor
Six Months Ended June 30, 2004
Cash collections	$(2,844,203)
Payment of accounts payable	2,628,842
Capital expenditures and acquisitions	82,260
Income taxes	27,972
Net debt payments	34,165
Corporate general and administrative allocation	24,794
Other	979
Net equity transactions with OfficeMax	$(45,191)

                During the predecessor periods presented, our predecessor used services and administrative staff of OfficeMax. These services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. The costs not specifically identifiable to Boise Forest Products Operations were allocated based on average sales, assets, and labor costs. For the predecessor six months ended June 30, 2004, the allocated costs amounted to $24.8 million. These costs are included in “General and administrative expenses” in the Consolidated Statements of Income. Management believes these allocations are a reasonable reflection of our predecessor’s use of such services. However, they may not necessarily be indicative of costs to be incurred by us in the future.

                At June 30, 2005, we had a $261.3 million note payable to a subsidiary of Boise Land & Timber Holdings Corp. (Timber Holdings), recorded as “Note payable to related party” in the Consolidated Balance Sheet. For more information, see Note 11, Debt.

                At December 31, 2004, we had a $157.5 million note receivable from a subsidiary of Timber Holdings recorded as “Note receivable from related party” on our Consolidated Balance Sheet. The note was repaid in February 2005. The note accrued interest at 6%. For the six months ended June 30, 2005, we recorded $0.9 million of interest income from the note.

During each of the periods presented, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. During the three and six months ended June 30, 2005, sales to OfficeMax were $142.1 million and $292.5 million. For the three and six months ended June 30, 2004, sales to OfficeMax were $134.6 million and $253.6 million. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss). Sales to OfficeMax represent a concentration in the volume of business transacted and the revenue generated from these transactions. Apart from these sales, concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are sold, as well as their dispersion across many geographic areas.

                During the periods presented, we purchased fiber from related parties at prices that approximated market prices. During the three and six months ended June 30, 2005, fiber purchases from Boise Land & Timber Corp., a subsidiary of Timber Holdings, were $0 and $17.6 million. For the three and six months ended June 30, 2004, fiber purchases from OfficeMax’s timberlands operations were $28.2 million and $56.1 million. The costs associated with these purchases are recorded as “Fiber costs from related parties” in the Consolidated Statements of Income (Loss).

                During the predecessor periods, most Boise Forest Products Operations employees, along with some employees of OfficeMax, participated in OfficeMax’s defined benefit pension plans. In addition, most employees of Boise Forest Products Operations were eligible for participation in OfficeMax’s defined contribution plans. For the three and six months ended June 30, 2004, the Consolidated Statements of

Income included $21.6 million and $47.9 million of expenses attributable to our participation in OfficeMax’s defined benefit and defined contribution plans.

                Boise Forest Products Operations employees and former employees also participated in OfficeMax’s other postretirement benefit plans. All of the postretirement benefit plans are unfunded (see Note 14, Retirement and Benefit Plans). In addition, employees participated in OfficeMax’s stock compensation programs.

For more information, see Note 13, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements, in our Registration Statement.

4.             Vendor and Customer Rebates and Allowances

                We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2005, and December 31, 2004, we had $2.3 million and $2.0 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

                Included in the vendor rebate programs referred to above are various volume purchase rebate programs. These programs generally include annual purchase targets and may offer increasing tiered rebates based on our reaching defined purchase levels. For such tiered rebate programs, the company calculates an estimated consideration based on the probability of the rebate being earned during the year. We review sales projections and related purchases on a quarterly basis and adjust the estimated consideration accordingly. We record consideration received for these programs as a reduction of “Materials, labor and other operating expenses” as the related inventory is sold.

                We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. At June 30, 2005, and December 31, 2004, we had $20.7 million and $20.4 million, respectively, of rebates payable to our customers, recorded in “Accrued liabilities, Other” on the Consolidated Balance Sheets.

5.             Other (Income) Expense, Net

                “Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows (in thousands):

	Boise	Predecessor	Boise	Predecessor
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Sale of plywood and lumber operations (a)	$—	$—	$—	$7,123
Sale of receivables (b)	—	621	—	1,243
Loss on sales of assets	67	320	286	1,894
Write-off of offering costs (c)	3,600	—	3,600	—
Other, net	(6)	2,528	(98)	2,373
	$3,661	$3,469	$3,788	$12,633

(a)                                  In February 2004, Boise Forest Products Operations sold its plywood and lumber facilities in Yakima, Washington. In connection with the sale, it recorded $7.1 million of costs in “Other (income) expense, net”

in its Consolidated Statement of Income for the six months ended June 30, 2004. However, the sale also resulted in a $7.4 million reduction in the estimated LIFO reserve, which was recorded in “Materials, labor and other operating expenses.”

(b)                                 In the predecessor periods presented, Boise Forest Products Operations participated in OfficeMax’s receivable sales program. The program consisted of a revolving sale of receivables for 364 days and was subject to renewal.

(c)                                  This represents $3.6 million for the write-off of costs incurred in connection with the canceled initial public offering.

6.                                      Income Taxes

                On May 9, 2005, we converted to a corporation from a limited liability company. Prior to the conversion, we were a limited liability company, and not subject to entity-level income taxation. The taxes with respect to these operations were payable by our equity holders in accordance with their respective ownership percentages. During the three and six months ended June 30, 2005, we made $10.2 million and $19.6 million of cash distributions to permit our equity holders to pay the taxes. Both our senior secured credit facilities and the indenture governing our notes permitted these distributions.

                Tax expenses and benefits related to operations prior to May 9 were recognized by the partners of the limited liability company. For the period of May 9 through June 30, 2005, we recorded income tax expense at an estimated annual effective tax provision rate of 41%. The effect of establishing deferred taxes upon conversion to a corporation was not material to income tax expense.

                In the predecessor periods presented, Boise Forest Products Operations results were included in the consolidated income tax returns of OfficeMax. However, in the predecessor financial statements, income taxes were provided based on a calculation of the income tax expense that would have been incurred if our predecessor had operated as a separate taxpayer. Income taxes have been provided for all items included in the Consolidated Statements of Income, regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded.

7.             Leases

                We did not have any capital leases during any of the periods presented. We lease a portion of our distribution centers, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases and sublease rental income received was as follows (in thousands):

	Boise	Predecessor	Boise	Predecessor
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Rental expense	$4,239	$4,479	$8,298	$8,652
Sublease rental income	61	13	132	18

                For the operating leases with remaining terms of more than one year, the minimum lease payment requirements are $5.6 million for the second half of 2005, $9.6 million for 2006, $8.7 million for 2007, $7.5 million for 2008, and $7.2 million for 2009, with total payments thereafter of $30.6 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

                Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options, averaging 8.3 years, with fixed payment terms similar to those in the original lease agreements.

8.                                      Investments in Equity Affiliates

                In May 2004, Boise Forest Products Operations sold its 47% interest in Voyageur Panel, which owned an oriented strand board plant in Barwick, Ontario, Canada,  and recorded a $46.5 million gain on the sale in “Gain on sale of equity affiliate” in the Consolidated Statements of Income for the three and six months ended June 30, 2004.

                Prior to the sale, Boise Forest Products Operations accounted for the joint venture under the equity method. Accordingly, the results do not include the joint venture’s sales but do include $1.2 million and $6.3 million of equity in earnings for the three and six months ended June 30, 2004.

9.                                      Inventories

Inventories include the following (in thousands):

	June 30, 2005	December 31, 2004
Finished goods and work in process	$435,718	$384,772
Logs	29,322	62,406
Other raw materials and supplies	163,838	147,691
	$628,878	$594,869

10.                               Goodwill and Intangible Assets

                Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We will assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We will also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. The finite-lived purchased intangible assets consist of customer relationships and technology. These intangible assets are discussed in more detail below.

                Changes in the carrying amount of our goodwill by segment are as follows (in thousands):

	Paper	Packaging & Newsprint	Wood Products	Building Materials Distribution	Corporate and Other	Total
Balance at December 31, 2004	$8,776	$1,510	$3,198	$348	$4,558	$18,390
Purchase price adjustments (Note 2)	(6,028)	80	(398)	—	(4,558)	(10,904)
Balance at June 30, 2005	$2,748	$1,590	$2,800	$348	$—	$7,486

                Intangible assets represent the values assigned to trade names and trademarks, customer relationships, and technology. The trade names and trademarks assets have an indefinite life and are not amortized. All other intangible assets are amortized over their expected useful lives. Customer relationships are amortized over five years, and technology is amortized over three to five years. Intangible assets consist of the following (in thousands):

	Six Months Ended June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$22,800	$—	$22,800
Customer relationships	6,800	(908)	5,892
Technology	5,080	(742)	4,338
	$34,680	$(1,650)	$33,030

	Period Ended December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trade names and trademarks	$22,800	$—	$22,800
Customer relationships	6,800	(227)	6,573
Technology	5,080	(96)	4,984
	$34,680	$(323)	$34,357

Intangible asset amortization expense was $0.7 million and $1.3 million for the three and six months ended June 30, 2005, and $0.01 million and $0.03 million for the three and six months ended June 30, 2004. The estimated amortization expense is $2.6 million in 2005, $2.5 million in 2006 and 2007; $2.3 million in 2008; and $1.8 million in 2009.

11.          Debt

                At June 30, 2005, and December 31, 2004, our long-term debt consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Revolving credit facility, due 2010	$—	$—
Tranche B term loan, due 2011	—	1,330,000
Tranche D term loan, due 2011	837,900	—
Senior floating-rate notes, due 2012	250,000	250,000
7.125% senior subordinated notes, due 2014	400,000	400,000
Note payable to related party, due 2015	261,286	—
	1,749,186	1,980,000
Less current portion	(8,400)	(13,300)
	$1,740,786	$1,966,700

Amended and Restated Credit Facilities

                On April 18, 2005, we amended and restated our senior secured credit facilities (the Facilities), which consisted of a six-year $400.0 million senior secured revolving credit facility and a seven-year senior secured Tranche B term loan (used to fund the Acquisition and for general corporate purposes). Our amended and restated Facilities consisted of a $475.0 million revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). In connection with our amendment and restatement, we repaid all amounts outstanding under our Tranche B term loan.

                Our amended revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At June 30, 2005, we had no borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are based on either the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters consolidated EBITDA. The range of borrowing spreads under the pricing grid is prime plus 0.50% to 1.25%, federal funds plus 1.00% to 1.75%, and LIBOR plus 1.50% to 2.25%. As of June 30, 2005, our leverage ratio allowed us to borrow at the lowest rates. During the three and six months ended June 30, 2005, the average interest rates for our borrowings under the revolver was 5.1%. Letters of credit are subject to a 0.25% fronting fee, payable to the issuing bank, and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. At June 30, 2005, $62.2 million of letters of credit were considered a draw on the revolver, thus reducing our borrowing capacity to $412.8 million. The revolving credit facility provides for a commitment fee of 0.50% per annum, payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver which allows us to borrow up to an aggregate of $40 million from individual banks that are parties to the agreement at negotiated rates. Swingline borrowings do not increase our borrowing availability under the revolving credit agreement. Borrowings under the revolving credit facility are subject to certain financial covenants and restrictions including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures.

At June 30, 2005, $837.9 million was outstanding under the Tranche D term loan amended and restated credit facility, and our borrowing rate was 5.2%. Borrowings under the Tranche D term loan are based on the prime rate plus 0.75%, the federal funds effective rate plus 1.25%, or the LIBOR plus 1.75%. We are required to make scheduled principal payments on the Tranche D term loan in the amounts of $4.2 million for the remainder of 2005, $8.4 million in each of 2006 through 2009, and $6.3 million in 2010.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registrations rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. At June 30, 2005, our borrowing rate for the $250.0 million senior floating-rate notes was 6.0%. Including the effect of the swaps, the interest rate on the senior floating-rate notes was 6.6% at June 30, 2005.

Note Payable to Related Party

At June 30, 2005, we had a $261.3 million note payable to a subsidiary of Timber Holdings, recorded as “Note payable to related party” on our Consolidated Balance Sheet. The note is subject to adjustment based on transactions between the subsidiary and us. Our borrowing rate under the note is 8%, and it matures February 4, 2015. For the three and six months ended June 30, 2005, we recorded $5.2 million and $8.3 million of interest expense related to the note. Timber Holdings is a guarantor of our debt (see Note 17, Consolidating Guarantor and Non-Guarantor Financial Information).

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt, which gave us an effective interest rate, on all of our variable-rate debt, of 5.5% at June 30, 2005. For additional information on our interest rate swaps, see Note 12, Financial Instruments.

                We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the shorter of the call period or the terms of the loans, which range from three to eight years. At June 30, 2005, and December 31, 2004, we had $38.2 million and $84.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan, we recorded a $43.0 million charge for the write-off of the deferred financing costs. We recorded the $43.0 million charge in “Interest Expense” in our Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2005.

                At June 30, 2005, our average effective interest rate, including the effect of our interest rate swaps, on all of our debt, except for our note payable to related party, was 5.9%.

Predecessor Periods

                In the predecessor periods presented, our predecessor participated in OfficeMax’s centralized cash management system. Cash advances necessary to fund Boise Forest Products Operations’ major improvements to, and replacements of, property, as well as acquisitions and expansion, to the extent not provided through internally generated funds, were provided by OfficeMax’s cash or funded with debt. In the predecessor periods presented, interest costs were allocated to our predecessor based on its average asset balances. The interest expense attributable to the debt allocated from OfficeMax is included in our Consolidated Statements of Income. We believe the allocation of interest is a reasonable reflection of Boise Forest Products Operations’ interest costs.

                Cash payments for interest, net of interest capitalized, were $48.9 million and $43.4 million for the six months ended June 30, 2005 and 2004.

12.          Financial Instruments

At June 30, 2005, the estimated current market value of our debt, based on then-current interest rates for similar obligations with like maturities, was approximately $9.4 million less than the amount reported in our Consolidated Balance Sheet. The estimated fair values of our other financial instruments, cash and cash equivalents, and receivables were the same as their carrying values.

                Changes in interest and currency rates expose us to financial market risk. We use derivative financial instruments, such as interest rate swaps, rate hedge agreements, forward purchase contracts, and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. We do not use them for trading purposes. For qualifying interest hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt.

                Our obligations under our senior secured credit facilities and senior notes expose us to changes in short-term interest rates since interest rates on this debt are variable. In November 2004, we entered into four interest rate swaps with a total notional amount of $550 million to hedge the exposure to interest rate fluctuations associated with our Tranche B term loan. The swaps on $300 million of our Tranche B term loan were fixed at an average pay rate of 3.3% and expire in December 2007, while the swaps on $250 million of our Tranche B term loan were fixed at an average pay rate of 3.5% and expire in December 2008. With the anticipated repayment of the Tranche B term loan, these interest rate swaps were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. On April 28, 2005, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under our Facilities. We recognized $5.3 million of non-cash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss during the three months ended June 30, 2005. The net $9.9 million of value that was recorded in “Other assets” in our Consolidated Balance Sheet will result in higher interest expense over the remaining life of the interest rate swaps. The four interest rate swaps with a total notional amount of $550 million gave us an effective interest rate on that debt of 5.1% at June 30, 2005.

                In November 2004, we also entered into two 3.7% interest rate swaps with an aggregate notional amount of $250 million to hedge the exposure to floating-rate interest rate risks associated with our senior floating-rate notes, which gave us an effective interest rate on that debt of 6.6% at June 30, 2005. These swaps expire in October 2009.

                All of the swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps, net of taxes, were recorded in “Series B equity units” prior to our conversion to a corporation and in “Accumulated other comprehensive income” subsequent to our conversion and were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt.

                As described in Note 11, Debt, in the predecessor periods presented, OfficeMax allocated debt and interest costs to Boise Forest Products Operations based on its average asset balances. OfficeMax occasionally used derivative financial instruments, such as interest rate swaps, rate hedge agreements, and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. The effects of these financial instruments are not included in the predecessor financial statements other than through OfficeMax’s allocations to our predecessor.

13.                               New and Recently Adopted Accounting Standards

New Accounting Standards

                In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 (SFAS 154). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect SFAS 154 to have a material impact on our financial position or results of operations.

                In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (Interpretation 47). Interpretation 47 clarifies that a liability must be recognized for a legal obligation to perform an asset retirement activity when the timing or method of settlement are conditional on future events that may or may not be within the control of the company if the fair value of the liability can be reasonably estimated. Interpretation 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation exists. We will adopt Interpretation 47 in December 2005. We do not expect it to have a material impact on our financial position or results of operations.

                In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect SFAS 151 to have a material impact on our financial position or results of operations.

Recently Adopted Accounting Standards

                In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement requires an entity to use the fair-value method to recognize in the income statement the fair value of stock options and other equity-based compensation issued to employees on the grant date and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic-value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123 as originally issued. We adopted this statement effective October 29, 2004. We account for awards under our management equity agreement using the fair value method.

                In November 2004, the FASB’s EITF reached a consensus on EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. We adopted EITF 03-13 on January 1, 2005, and it did not have a material impact on our financial position or results of operations.

                In September 2004, the SEC staff made an announcement at the EITF meeting prohibiting the use of the residual method to value acquired assets other than goodwill. SEC Staff Announcement, Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, requires registrants to apply the guidance to business combinations completed after September 29, 2004. We did not use the residual method to value the assets we acquired from OfficeMax.

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduced a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, which supersedes FSP 106-1 and provides guidance on the accounting of the effects of the Act. We adopted FSP 106-2 on October 29, 2004, and it did not have a material impact on our financial position or results of operations.

14.          Retirement and Benefit Plans

                The following represents the components of net periodic pension and postretirement benefit costs in accordance with revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits. The components of net periodic benefit costs are as follows (in thousands):

	Pension Benefits		Other Benefits
	Boise	Predecessor	Boise	Predecessor
	Three Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004
Service cost	$6,363	$7,476	$162	$297
Interest cost	7,703	19,790	266	1,373
Expected return on plan assets	(7,585)	(18,923)	—	—
Recognized actuarial loss	94	7,184	—	291
Amortization of prior service costs and other	—	1,270	—	(251)
Company-sponsored plans	6,575	16,797	428	1,710
Multiemployer pension plans	133	139	—	—
Net periodic benefit cost	$6,708	$16,936	$428	$1,710

	Pension Benefits		Other Benefits
	Boise	Predecessor	Boise	Predecessor
	Six Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Service cost	$12,725	$15,199	$321	$595
Interest cost	15,407	39,980	535	2,747
Expected return on plan assets	(15,169)	(38,274)	—	—
Recognized actuarial loss	187	14,519	—	582
Amortization of prior service costs and other	—	6,954	—	(503)
Company-sponsored plans	13,150	38,378	856	3,421
Multiemployer pension plans	260	288	—	—
Net periodic benefit cost	$13,410	$38,666	$856	$3,421

Under the terms of the Acquisition, OfficeMax retained all pension costs related to its employees who retired or were terminated on or before July 31, 2004 and all postretirement benefits costs related to its employees who retired or were terminated before the Acquisition. In addition, OfficeMax transferred sufficient assets from its employee defined benefit pension plans to fund our accumulated benefit obligation for the employees of the acquired businesses at a 6.25% discount rate, which improved the funded position of the pension plans. The reduced liability and increased funding reduced expense for pension and other benefits in the three and six months ended June 30, 2005, compared with the predecessor period a year ago.

In 2005, there is no required minimum contribution to our pension plans; however, we may decide to make voluntary contributions.

15.          Segment Information

                There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 16, Segment Information, of the Notes to Consolidated Financial Statements, in our Registration Statement.

                An analysis of our operations by segment follows (in millions):

	Boise
	Sales				Income (Loss)	Depreciation, Amortization
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes (c)	Depletion	(c) (d)
Three months ended June 30, 2005
Paper	$198.9	$142.1	$11.7	$352.7	$27.1	$13.3	$40.5
Packaging & Newsprint	147.5	—	20.3	167.8	10.1	9.3	19.3
Wood Products	206.3	—	128.7	335.0	31.3	5.3	36.7
Building Materials Distribution	795.7	—	0.3	796.0	21.0	2.3	23.3
Corporate and Other	4.1	—	12.2	16.3	(12.4)	1.5	(11.0)
	1,352.5	142.1	173.2	1,667.8	77.1	31.7	108.8
Intersegment eliminations	—	—	(173.2)	(173.2)	—	—	—
Change in fair value of interest rate swaps (a)	—	—	—	—	(5.3)	—	—
Interest expense (b)	—	—	—	—	(74.3)	—	—
Interest income	—	—	—	—	0.4	—	—
	$1,352.5	$142.1	$—	$1,494.6	$(2.1)	$31.7	$108.8

	Predecessor
	Sales				Income (Loss)	Depreciation, Amortization		Equity in Net
		Related	Inter-		Before	and	EBITDA	Income of
	Trade	Parties	segment	Total	Taxes (e)	Depletion	(d) (e)	Affiliate
Three months ended June 30, 2004
Paper	$191.5	$134.6	$14.5	$340.6	$(9.2)	$35.8	$26.7	$—
Packaging & Newsprint	149.0	—	17.2	166.2	1.9	10.6	12.4	—
Wood Products	253.0	0.9	116.3	370.2	102.6	7.3	109.9	1.2
Building Materials Distribution	793.8	—	—	793.8	23.7	1.8	25.6	—
Corporate and Other	8.8	—	30.9	39.7	(20.4)	3.4	(17.1)	—
	1,396.1	135.5	178.9	1,710.5	98.6	58.9	157.5	1.2
Intersegment eliminations	—	—	(178.9)	(178.9)	—	—	—	—
Interest expense	—	—	—	—	(22.8)	—	—	—
Interest income	—	—	—	—	0.1	—	—	—
	$1,396.1	$135.5	$—	$1,531.6	$75.9	$58.9	$157.5	$1.2

	Boise
	Sales				Income (Loss)	Depreciation, Amortization
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes (c)	Depletion	(c) (d)
Six months ended June 30, 2005
Paper	$394.7	$292.5	$23.4	$710.6	$56.4	$26.3	$82.7
Packaging & Newsprint	321.9	—	39.6	361.5	14.6	18.5	33.0
Wood Products	414.1	—	243.3	657.4	64.4	10.6	75.0
Building Materials Distribution	1,491.9	—	0.3	1,492.2	45.4	4.3	49.7
Corporate and Other	11.8	—	23.9	35.7	(22.8)	2.6	(20.0)
	2,634.4	292.5	330.5	3,257.4	158.0	62.3	220.4
Intersegment eliminations	—	—	(330.5)	(330.5)	—	—	—
Change in fair value of interest rate swaps (a)	—	—	—	—	9.9	—	—
Interest expense (b)	—	—	—	—	(106.4)	—	—
Interest income	—	—	—	—	1.8	—	—
	$2,634.4	$292.5	$—	$2,926.9	$63.3	$62.3	$220.4

	Predecessor
	Sales				Income (Loss)	Depreciation, Amortization		Equity in Net
		Related	Inter-		Before	and	EBITDA	Income of
	Trade	Parties	segment	Total	Taxes (e)	Depletion	(d) (e)	Affiliate
Six months ended June 30, 2004
Paper	$391.1	$253.6	$26.6	$671.3	$(35.0)	$71.3	$36.4	$—
Packaging & Newsprint	287.0	—	32.9	319.9	(10.5)	20.9	10.3	—
Wood Products	475.9	2.5	213.1	691.5	146.7	14.0	160.7	6.3
Building Materials Distribution	1,413.0	—	—	1,413.0	48.6	3.7	52.3	—
Corporate and Other	16.5	—	45.3	61.8	(27.4)	6.7	(20.6)	—
	2,583.5	256.1	317.9	3,157.5	122.4	116.6	239.1	6.3
Intersegment eliminations	—	—	(317.9)	(317.9)	—	—	—	—
Interest expense	—	—	—	—	(43.4)	—	—	—
Interest income	—	—	—	—	0.3	—	—	—
	$2,583.5	$256.1	$—	$2,839.6	$79.3	$116.6	$239.1	$6.3

(a)                                  Includes the change in the fair value of interest rate swaps related to our amended and restated senior credit facilities.

(b)                                 Includes the write-off of $43.0 million of deferred financing costs resulting from the repayment of the Tranche B term loan.

(c)           Includes $3.6 million for the write-off of costs incurred in connection with the canceled initial public offering.

(d)                                 EBITDA represents income (loss) before interest (interest expense, interest income and changes in fair value of interest rate swaps) income tax provision (benefit) and, depreciation, amortization and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that is used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income (loss), income (loss) from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability, the exclusion of interest expense, interest income, changes in the fair value of interest rate swaps and associated significant cash requirements and the exclusion of depreciation, amortization and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA only supplementally. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

(e)                                  Income (loss) before taxes and EBITDA for the three and six months ended June 30, 2004, include a $46.5 million pretax gain for the sale of our predecessor’s 47% interest in Voyageur Panel in May 2004 and $1.2 million and $6.3 million of equity in earnings from the investment in Voyageur Panel.

                The following is a reconciliation of net income (loss) to EBITDA (in millions):

	Boise	Predecessor	Boise	Predecessor
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income (loss)	$(14.5)	$46.5	$50.3	$48.6
Change in fair value of interest rate swaps	5.3	—	(9.9)	—
Interest expense	74.3	22.8	106.4	43.4
Interest income	(0.4)	(0.1)	(1.8)	(0.3)
Income tax provision	12.3	29.4	13.0	30.7
Depreciation, amortization and depletion	31.7	58.9	62.3	116.6
EBITDA	$108.8	$157.5	$220.4	$239.1

16.          Commitments and Guarantees

Commitments

Our commitment information presented below is as of December 31, 2004, unless otherwise noted. At June 30, 2005, there had been no material changes to our commitments outside the ordinary course of business.

We have commitments for leases and long-term debt that are discussed further in Note 7, Leases, and Note 11, Debt. We have commitments for raw materials and utilities. Most of our raw material commitments are for contracts to purchase timber. On February 4, 2005, Timber Holdings sold all of its timberlands to Forest Capital Partners, LLC, of Boston, Massachusetts, for $1.65 billion in cash (Timberlands Sale). We estimate that we have a contractual obligation for approximately $1.0 billion to purchase timber. This includes the obligations related to the long-term supply agreements entered into in February 2005 in connection with the Timberlands Sale. Under most of these supply contracts, we have the right to cancel or reduce our commitment in the event of a mill curtailment or shutdown. The prices under these contracts are set quarterly or semiannually based on regional market prices. The $1.0 billion estimate is based on contract terms or first quarter 2005 pricing. Our timber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, timber availability and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2004, we estimate that we had approximately $118.2 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2004, or contract language, if available. These obligations represent the face value of the contracts and do not consider resale value as we use the energy to manufacture our products.

                Pursuant to an Additional Consideration Agreement between us and OfficeMax, we may be required to make substantial cash payments to, or receive substantial cash payments from, OfficeMax. Under the Additional Consideration Agreement, the purchase price paid for the paper and forest products assets may be adjusted upward or downward based on paper prices during the six years following the closing date, subject to annual and aggregate caps. Neither party will be obligated to make a payment under the Additional Consideration Agreement in excess of $45 million in any one year. Payments are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. If the payment was based on average paper prices for the period of October 2004 through June 30, 2005, neither party would be required to make payment to the other.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Boise Cascade Company and Timber Holdings (collectively, The Companies) and their respective direct and indirect domestic subsidiaries, excluding foreign subsidiaries, are parties to an amended and restated Credit Agreement dated as of April 18, 2005, with JPMorgan Chase Bank, as Administrative Agent, and certain Lenders named therein and to a related Guarantee and Collateral Agreement of the same date (collectively the Bank Credit Agreements). Boise Cascade LLC (Boise LLC), a wholly owned direct subsidiary of Boise Cascade Company, acts as borrower under the Bank Credit Agreements for the $837.9 million Tranche D term loan and a $475.0 million revolving credit facility that had no outstanding balance at June 30, 2005, other than reimbursement obligations in respect to $62.2 million of standby letters of credit issued under the revolving facility. In addition, Boise Land & Timber Corp., a wholly owned direct subsidiary of Timber Holdings, acted as borrower under the original Bank Credit Agreements for the $1,225.0 million Tranche C term loan, which was paid in full in February 2005 with the proceeds of the Timberlands Sale. Boise LLC’s loans and reimbursement obligations are guaranteed by The Companies and each of their domestic subsidiaries (other than Boise LLC). Prior to the repayment by Boise Land & Timber Corp. of the Tranche C term loan, The Companies and each of their domestic subsidiaries (other than Boise Land & Timber Corp.) also guaranteed such loan.

Boise LLC and its wholly owned subsidiary, Boise Cascade Finance Corporation, have jointly issued $250.0 million of senior floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. The senior notes are guaranteed on a senior basis and the subordinated notes on a subordinated basis by The Companies and each of the domestic subsidiaries, excluding foreign subsidiaries, of The Companies, other than Boise LLC and Boise Cascade Finance Corporation, which are the issuers of the notes. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the $250.0 million senior unsecured floating-rate notes and the $400.0 million senior subordinated notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes.

Boise LLC guarantees the obligations and performance of its wholly owned subsidiary, Boise Cascade do Brasil Ltda., under the terms of timber and stumpage purchase agreements in Brazil. These agreements extend through 2014. Boise LLC’s exposure is effectively limited to the loss of its investment in Boise Cascade do Brasil Ltda., which was approximately $36.6 million at June 30, 2005.

Boise LLC has issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C.; Boise Building Solutions Distribution, L.L.C.; Boise White Paper, L.L.C.; and Boise Packaging & Newsprint, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. This includes guarantees of the obligations of both Boise White Paper, L.L.C., and Boise Building Solutions Manufacturing, L.L.C., in respect to present and future timber sale agreements and several facility leases entered into by such subsidiaries. We also enter into guarantees of various raw material or energy supply contracts arising in the ordinary course of business.

Boise LLC provides credit support for its principal operating subsidiaries in the form of reimbursement or indemnity obligations to the issuers of surety bonds and standby letters of credit supporting obligations of its operating subsidiaries, arising in the ordinary course of business to suppliers of goods and services and to government entities regulating such subsidiaries’ environmental obligations.

                We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At June 30, 2005, we were not aware of any material liabilities arising from these indemnifications.

In connection with the Timberlands Sale, Boise Cascade Company and Timber Holdings have agreed to indemnify the purchasers for any breach of representation or warranty or covenant contained in the purchase agreement. Our indemnification obligations, with certain exceptions, survive until February 4, 2006, and are subject to a deductible of $16.5 million and an aggregate cap of $100.0 million. In addition, the purchasers have agreed that, if the events giving rise to an indemnification claim against us and Timber Holdings also give rise to an indemnification claim against OfficeMax under OfficeMax’s indemnification obligations arising from its sale of the timberlands operations, the purchasers will pursue remedies directly and exclusively against OfficeMax. In connection with the foregoing, Forest Products Holdings, L.L.C., an entity controlled by Madison Dearborn Partners, LLC, assigned to the purchasers all of its rights to indemnification by OfficeMax with respect to the timberlands operations.

17.          Consolidating Guarantor and Non-Guarantor Financial Information

The following consolidating financial information presents balance sheets, statements of income (loss), and cash flow information related to our business. The senior notes are guaranteed on a senior basis, and the senior subordinated notes are guaranteed on a senior subordinated basis, in each case jointly and severally by Boise Cascade Company, by Timber Holdings, and by each of their existing and future subsidiaries (other than the co-issuers, Boise LLC and Boise Cascade Finance Corporation). The non-guarantors included our foreign subsidiaries. Other than the consolidated financial statements and footnotes for Boise Cascade Company and Boise Land & Timber Holdings Corp., financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Company and Subsidiaries
Consolidating Statements of Income (Loss)
for the Three Months Ended June 30, 2005
(in thousands)

	Boise Cascade Company (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$—	$1,330,476	$21,990	$—	$1,352,466
Intercompany	—	—	4,477	15,661	(20,138)	—
Related parties	—	—	142,145	—	—	142,145
	—	—	1,477,098	37,651	(20,138)	1,494,611

Costs and expenses
Materials, labor and other operating expenses	—	88	1,281,651	37,808	(20,138)	1,299,409
Depreciation, amortization and depletion	—	1,114	29,780	818	—	31,712
Selling and distribution expenses	—	—	63,913	513	—	64,426
General and administrative expenses	—	8,215	9,793	28	—	18,036
Other (income) expense, net	—	3,610	(1,140)	1,191	—	3,661
	—	13,027	1,383,997	40,358	(20,138)	1,417,244

Income (loss) from operations	—	(13,027)	93,101	(2,707)	—	77,367

Foreign exchange gain (loss)	—	(160)	(127)	39	—	(248)
Change in fair value of interest rate swaps	—	(5,314)	—	—	—	(5,314)
Interest expense	—	(74,363)	—	(2)	—	(74,365)
Interest expense—intercompany	—	(52)	—	(267)	319	—
Interest income	—	346	71	17	—	434
Interest income—intercompany	—	281	38	—	(319)	—
	—	(79,262)	(18)	(213)	—	(79,493)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(92,289)	93,083	(2,920)	—	(2,126)
Income tax provision	(11,859)	(82)	(383)	(19)	—	(12,343)

Income (loss) before equity in net income (loss) of affiliates	(11,859)	(92,371)	92,700	(2,939)	—	(14,469)

Equity in net income (loss) of affiliates	(2,610)	89,761	—	—	(87,151)	—
Net income (loss)	$(14,469)	$(2,610)	$92,700	$(2,939)	$(87,151)	$(14,469)

Boise Cascade Company and Subsidiaries
Consolidating Statements of Income (Loss)
for the Six Months Ended June 30, 2005
(in thousands)

	Boise Cascade Company (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$—	$2,600,440	$33,961	$—	$2,634,401
Intercompany	—	—	4,477	28,264	(32,741)	—
Related parties	—	—	292,481	—	—	292,481
	—	—	2,897,398	62,225	(32,741)	2,926,882

Costs and expenses
Materials, labor and other operating expenses	—	88	2,490,006	62,714	(32,741)	2,520,067
Fiber costs from related parties	—	—	17,609	—	—	17,609
Depreciation, amortization and depletion	—	1,836	58,927	1,586	—	62,349
Selling and distribution expenses	—	—	125,782	980	—	126,762
General and administrative expenses	—	17,343	19,869	28	—	37,240
Other (income) expense, net	—	3,650	(1,922)	2,060	—	3,788
	—	22,917	2,710,271	67,368	(32,741)	2,767,815

Income (loss) from operations	—	(22,917)	187,127	(5,143)	—	159,067

Foreign exchange gain (loss)	—	40	(231)	(850)	—	(1,041)
Change in fair value of interest rate swaps	—	9,886	—	—	—	9,886
Interest expense	—	(106,441)	—	(3)	—	(106,444)
Interest expense—intercompany	—	(55)	—	(381)	436	—
Interest income	—	1,618	139	27	—	1,784
Interest income—intercompany	—	381	55	—	(436)	—
	—	(94,571)	(37)	(1,207)	—	(95,815)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(117,488)	187,090	(6,350)	—	63,252
Income tax provision	(11,859)	(94)	(980)	(49)	—	(12,982)

Income (loss) before equity in net income (loss) of affiliates	(11,859)	(117,582)	186,110	(6,399)	—	50,270

Equity in net income (loss) of affiliates	62,129	179,711	—	—	(241,840)	—
Net income (loss)	$50,270	$62,129	$186,110	$(6,399)	$(241,840)	$50,270

Boise Cascade Company and Subsidiaries
Consolidating Balance Sheets at June 30, 2005
(in thousands)

	Boise Cascade Company (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$127,367	$35	$1,796	$—	$129,198
Receivables
Trade, less allowances	—	—	364,378	5,802	—	370,180
Intercompany	—	—	3,501	2,754	(6,255)	—
Related parties	—	—	40,690	—	—	40,690
Other	—	2,316	9,060	5,021	—	16,397
Inventories	—	31	607,565	21,282	—	628,878
Deferred income taxes	36,734	—	—	—	—	36,734
Other	—	6,628	12,294	693	—	19,615
	36,734	136,342	1,037,523	37,348	(6,255)	1,241,692

Property
Property and equipment
Land and land improvements	—	7,600	74,578	665	—	82,843
Buildings and improvements	—	24,446	180,041	7,027	—	211,514
Machinery and equipment	—	5,267	1,219,492	34,750	—	1,259,509
	—	37,313	1,474,111	42,442	—	1,553,866
Accumulated depreciation	—	(1,293)	(67,821)	(8,858)	—	(77,972)
	—	36,020	1,406,290	33,584	—	1,475,894
Fiber farms and timber deposits	—	—	38,503	11,651	—	50,154
	—	36,020	1,444,793	45,235	—	1,526,048
Deferred financing costs	—	38,211	—	—	—	38,211
Goodwill	—	—	7,486	—	—	7,486
Intangible assets	—	—	33,030	—	—	33,030
Investments in affiliates	404,188	244,596	—	—	(648,784)	—
Other assets	—	16,162	6,021	459	—	22,642
Total assets	$440,922	$471,331	$2,528,853	$83,042	$(655,039)	$2,869,109

Boise Cascade Company and Subsidiaries
Consolidating Balance Sheets at June 30, 2005
(in thousands)

	Boise Cascade Company (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$8,400	$—	$—	$—	$8,400
Income taxes payable	2,724	—	861	6	—	3,591
Accounts payable
Trade	—	32,052	321,574	4,393	—	358,019
Intercompany	—	—	2,754	3,501	(6,255)	—
Related parties	—	—	172	—	—	172
Accrued liabilities
Compensation and benefits	—	30,269	54,291	821	—	85,381
Interest payable	—	9,175	—	—	—	9,175
Other	—	10,562	35,770	2,675	—	49,007
	2,724	90,458	415,422	11,396	(6,255)	513,745

Debt
Long-term debt, less current portion	—	1,479,500	—	—	—	1,479,500
Note payable to related party	—	261,286	—	—	—	261,286
	—	1,740,786	—	—	—	1,740,786

Other
Deferred income taxes	44,100	—	—	—	—	44,100
Compensation and benefits	—	143,207	—	—	—	143,207
Other long-term liabilities	—	21,070	10,858	—	—	31,928
	44,100	164,277	10,858	—	—	219,235

Due to (from) affiliates	(1,245)	(1,928,378)	1,912,567	17,056	—	—

Capital
Series A preferred stock	38,339	—	—	—	—	38,339
Class A common stock	—	—	—	—	—	—
Class B common stock	413	—	—	—	—	413
Class C common stock	27	—	—	—	—	27
Additional paid-in capital	335,587	—	—	—	—	335,587
Retained earnings	17,582	—	—	—	—	17,582
Accumulated other comprehensive income	3,395	—	—	—	—	3,395
Subsidiary equity	—	404,188	190,006	54,590	(648,784)	—

Total capital	395,343	404,188	190,006	54,590	(648,784)	395,343

Total liabilities and capital	$440,922	$471,331	$2,528,853	$83,042	$(655,039)	$2,869,109

Boise Cascade Company and Subsidiaries
Consolidating Statements of Cash Flows
for the Six Months Ended June 30, 2005
(in thousands)

	Boise Cascade Company (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$(11,859)	$(117,582)	$186,110	$(6,399)	$—	$50,270
Equity in net income (loss) of affiliates	62,129	179,711	—	—	(241,840)	—
Items in net income not using (providing) cash
Depreciation, depletion and amortization of deferred financing costs and other costs	—	50,332	58,927	1,586	—	110,845
Related-party interest expense	—	8,315	—	—	—	8,315
Deferred income tax provision	8,681	—	—	—	—	8,681
Pension and other postretirement benefit expense	—	14,266	—	—	—	14,266
Change in fair value of interest rate swaps	—	(9,886)	—	—	—	(9,886)
Management equity units expense	—	1,562	—	—	—	1,562
Other	—	555	231	850	—	1,636
Decrease (increase) in working capital
Receivables	—	(45,194)	(39,187)	(4,989)	—	(89,370)
Inventories	—	(5,126)	(24,705)	(4,178)	—	(34,009)
Accounts payable and accrued liabilities	—	40,160	23,824	3,200	—	67,184
Pension and other postretirement benefit payments	—	(315)	—	—	—	(315)
Income taxes payable	2,724	—	861	6	—	3,591
Other	—	2,570	(1,680)	(329)	—	561
Cash provided by (used for) operations	61,675	119,368	204,381	(10,253)	(241,840)	133,331

Cash provided by (used for) investment
Expenditures for property and equipment	—	(3,247)	(64,929)	(5,113)	—	(73,289)
Repayment of note receivable from related party	—	157,509	—	—	—	157,509
Sales of assets	—	—	11,672	—	—	11,672
Other		(142)	407	(516)	—	(251)
Cash provided by (used for) investment	—	154,120	(52,850)	(5,629)	—	95,641

Cash provided by (used for) financing
Tax distributions to members	—	(19,604)	—	—	—	(19,604)
Note payable to related party	—	251,312	—	—	—	251,312
Payments of long-term debt	—	(1,332,100)	—	—	—	(1,332,100)
Issuances of long-term debt	—	840,000	—	—	—	840,000
Other	—	(2,727)	—	—	—	(2,727)
Cash used for financing	—	(263,119)	—	—	—	(263,119)

Due to (from) affiliates	(61,675)	(43,561)	(151,535)	14,931	241,840	—

Decrease in cash and cash equivalents	—	(33,192)	(4)	(951)	—	(34,147)
Balance at beginning of the period	—	160,559	39	2,747	—	163,345
Balance at end of the period	$—	$127,367	$35	$1,796	$—	$129,198

18.          Legal Proceedings and Contingencies

Legal Proceedings

                We are a party to various legal proceedings arising in the normal course of our business. We have also assumed responsibility for a small number of legal proceedings that arose before we acquired our assets from OfficeMax. Management does not believe these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial position or results of operations. OfficeMax agreed to retain responsibility for all legal proceedings not explicitly assumed by us.

Environmental Matters

                We are not currently involved in any material environmental proceedings. OfficeMax retained responsibility for environmental claims and liabilities related to businesses, facilities, and other assets not purchased by us in the Acquisition. In addition, OfficeMax indemnifies us for hazardous substance releases and other environmental regulatory violations that relate to the businesses we did purchase and that occurred before the Acquisition or arose from pre-Acquisition operations. OfficeMax, however, may not have sufficient funds to satisfy in full its indemnification obligations and, in some cases, we may not be entitled to indemnification. Management does not believe that the potential exposure to the company for environmental matters would have a material adverse effect on our financial position or results of operations, even if OfficeMax failed to fulfill its indemnification responsibilities.

19.                               Pro Forma Adjustments

                For the period October 29, 2004 (inception), through May 9, 2005, we operated as a limited liability company. The unaudited pro forma income data assumes we operated as a corporation. The unaudited pro forma income data presents the pro forma effects of applying income taxes to historical net income (loss). Such benefit (provision) reflects the income taxes that would have applied had we been taxed as a corporation for the three and six months ended June 30, 2005. The pro forma estimated effective tax rate was 41.6% for the six months ended June 30, 2005. The pro forma provision for income taxes varies from the amount that would be provided by applying the statutory federal rate. The primary reason for the difference is the effect of state income taxes. The predecessor financial statements were already taxed at rates applicable to a corporation, and no pro forma adjustments are required.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                On May 9, 2005, we converted to a corporation from a limited liability company and changed our name from Boise Cascade Holdings, L.L.C., to Boise Cascade Company. In connection with converting to a corporation, the equity units held by our owners on May 9 were exchanged for shares of preferred and common stock and we became a taxable entity. The Series A equity units were exchanged for shares of Series A preferred stock, the Series B equity units were exchanged for shares of Class B common stock, and the Series C equity units were exchanged for shares of Class C common stock. The Series A equity units were exchanged at a 1:1 ratio for shares of Series A preferred stock, and the Series B and C equity units were exchanged at a .075:1 ratio for shares of common stock.

                As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Boise” and “we” refer to Boise Cascade Company and its consolidated subsidiaries and, where the context relates to periods prior to the Acquisition, their predecessor in interest. The terms “Boise Forest Products Operations” and “predecessor” refer to the paper and forest products assets of OfficeMax Incorporated (OfficeMax) that we acquired on October 29, 2004.

On May 19, 2005, the Securities and Exchange Commission (SEC) declared our registration statement, filed on Form S-1 (Registration No. 333-122770) as amended, under the Securities Act of 1933, effective. Although we have not issued shares under this registration statement, we became a registrant with the SEC and, accordingly, began filing periodic reports with them. These quarterly consolidated financial statements and notes should be read together with the consolidated financial statements and notes filed with the SEC in our registration statement on Form S-1, as amended, on May 18, 2005 (Registration Statement).

The following discussion, including the Outlook, contains statements about our future financial performance. These statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary and Forward-Looking Statements.”  Our actual results may differ materially from those contained in or implied by any of the forward-looking statements.

Purchase of OfficeMax’s Paper and Forest Products Assets

                On October 29, 2004, we acquired OfficeMax’s paper and forest products assets, other than its timberlands operations, for an aggregate purchase price of $2,196.5 million, including approximately $140 million of related fees and expenses (the Acquisition). For more information about our purchase of OfficeMax’s paper and forest products assets, see Note 2, Purchase of OfficeMax’s Paper and Forest Products Assets, of the Notes to Consolidated Financial Statements, in our Registration Statement.

                We accounted for the Acquisition using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the Acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill.

                The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. During the six months ended June 30, 2005, we recorded $10.9 million of purchase price adjustments that decreased the recorded amount of goodwill. The adjustments were related to fair value adjustments, liability accruals, and pension and other severance adjustments.

Restructuring Activities

In connection with the Acquisition, we are evaluating the acquired facilities and organizational structure. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, exit activities related to the Acquisition will increase goodwill. We have one year from the acquisition date to develop our restructuring plans and adjust goodwill. At December 31, 2004, we had finalized a portion of our plans in sufficient detail to meet the requirements of EITF 95-3 to record a liability. During the six months ended June 30, 2005, we recorded an additional restructuring reserve of $1.0 million. These charges reflect additional severance costs and increase the total restructuring reserve recorded since the Acquisition to $15.3 million. Most of the severance cost adjustments relate to severance costs for 330 employees. At June 30, 2005, we had terminated approximately 290 employees. Most of these costs will be paid during 2005.

At June 30, 2005, approximately $5.7 million of the 2004 restructuring reserves was included in “Accrued liabilities, Compensation and benefits,” and $0.2 million was included in “Accrued liabilities, Other.”  Of the $5.9 million restructuring reserve, $3.2 million was recorded in our Paper segment, $2.5 million in Corporate and Other, and $0.2 million in Wood Products. Restructuring reserve liability account activity related to these charges is as follows (in millions):

	Severance	Other	Total
2004 restructuring reserve	$13.8	$0.5	$14.3
Charges against reserve	(1.0)	—	(1.0)
Restructuring reserve at December 31, 2004	12.8	0.5	13.3

Charges against reserve	(7.9)	(0.5)	(8.4)
Costs incurred and charged to goodwill	0.8	0.2	1.0
Restructuring reserve at June 30, 2005	$5.7	$0.2	$5.9

                We have not completed our restructuring plans for the acquired businesses. We will complete our plans before the anniversary date of the Acquisition. When those plans are finalized, we may record additional restructuring liabilities and increase goodwill.

Our Segments

                We operate our business using five reportable segments:  Paper, Packaging & Newsprint, Wood Products, Building Materials Distribution and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments.

                Historically, OfficeMax conducted the businesses acquired in the Acquisition in three reportable segments:  Boise Paper Solutions (which included both the paper and the packaging and newsprint businesses), Boise Building Solutions (which included both the building products manufacturing and building materials distribution businesses), and Corporate and Other. We have recast the financial information of our predecessor in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to conform to our current segment presentation. OfficeMax historically allocated the results of its timberlands operations to each of its Boise Paper Solutions and Boise Building Solutions segments. Since we did not acquire the timberlands operations from OfficeMax, they are not included in the predecessor financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following tables set forth the results of operations of Boise and Boise Forest Products Operations in dollars and as a percentage of sales for the three and six months ended June 30, 2005 and 2004 (in millions):

	Boise	Predecessor	Boise	Predecessor
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Sales
Trade	$1,352.5	$1,396.1	$2,634.4	$2,583.5
Related parties	142.1	135.5	292.5	256.1
	1,494.6	1,531.6	2,926.9	2,839.6

Costs and expenses
Materials, labor and other operating expenses	1,299.4	1,303.4	2,520.1	2,418.6
Fiber costs from related parties	—	28.2	17.6	56.1
Depreciation, amortization and depletion	31.7	58.9	62.3	116.6
Selling and distribution expenses	64.4	63.6	126.8	123.6
General and administrative expenses	18.0	22.6	37.2	42.1
Other (income) expense, net	3.7	3.5	3.8	12.6
	1,417.2	1,480.2	2,767.8	2,769.6

Income from operations	$77.4	$51.4	$159.1	$70.0

	(percentage of sales)
Sales
Trade	90.5%	91.2%	90.0%	91.0%
Related parties	9.5	8.8	10.0	9.0
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor and other operating expenses	86.9%	85.1%	86.1%	85.2%
Fiber costs from related parties	—	1.8	0.6	2.0
Depreciation, amortization and depletion	2.1	3.9	2.1	4.1
Selling and distribution expenses	4.3	4.1	4.3	4.3
General and administrative expenses	1.2	1.5	1.3	1.5
Other (income) expense, net	0.3	0.2	0.2	0.4
	94.8%	96.6%	94.6%	97.5%

Income from operations	5.2%	3.4%	5.4%	2.5%

Sales Volumes and Prices

                Set forth below are our sales volumes and average net selling prices for our principal products for the three and six months ended June 30, 2005 and 2004:

	Boise	Predecessor	Boise	Predecessor
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(thousands of short tons, except corrugated containers)
Sales Volumes:
Paper
Uncoated free sheet	374	374	750	760
Containerboard (medium)	33	33	64	65
Market pulp and other	27	40	57	78
	434	447	871	903

Packaging & Newsprint
Containerboard (linerboard)	114	124	228	224
Newsprint	105	105	202	209
Corrugated containers (mmsf)	1,147	1,081	2,289	2,227

	(millions)
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	3.3	3.1	6.4	5.8
I-joists (equivalent lineal feet)	64	62	121	112
Plywood (sq. ft.) (3/8” basis)	326	370	653	768
Lumber (board feet)	86	88	173	178
Particleboard (sq. ft.) (3/4” basis)	44	47	83	87

Building Materials Distribution
Sales dollars	$796.0	$793.8	$1,492.2	$1,413.0

	(dollars per short ton, except corrugated containers)
Average Net Selling Prices:
Paper
Uncoated free sheet	$759	$710	$755	$699
Containerboard (medium)	342	371	352	354
Market pulp and other	408	417	414	394

Packaging & Newsprint
Containerboard (linerboard)	370	342	377	329
Newsprint	483	432	470	431
Corrugated containers ($/mmsf)	51	46	50	45

	(dollars per unit)
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$2,009	$1,618	$1,936	$1,580
I-joists (1,000 equivalent lineal feet)	1,112	973	1,084	943
Plywood (1,000 sq. ft.) (3/8” basis)	285	367	288	344
Lumber (1,000 board feet)	493	566	506	541
Particleboard (1,000 sq. ft.) (3/4” basis)	267	320	268	299

Operating Results

                The consolidated financial statements present the financial results of Boise Cascade Company for the three and six months ended June 30, 2005, and the results of Boise Forest Products Operations for the three and six months ended June 30, 2004.

Sales

For the three months ended June 30, 2005, total sales decreased slightly, or 2%, compared with the same period a year ago. For the six months ended June 30, 2005, total sales increased $87.3 million, or 3%. In both periods, sales in Paper, Packaging & Newsprint, and Building Materials Distribution increased, while sales in Wood Products declined, compared with the same periods a year ago.

Paper.    Sales increased $12.1 million, or 4%, to $352.7 million for the three months ended June 30, 2005, from $340.6 million for the three months ended June 30, 2004. During the six months ended June 30, 2005, sales increased $39.3 million, or 6%, to $710.6 million from $671.3 million in the same period a year ago. The increase in both periods was due to higher weighted average paper prices, primarily uncoated free sheet. Compared with the three and six months ended June 30, 2004, average prices for uncoated free sheet increased 7% and 8% during the three and six months ended June 30, 2005, compared with prices in the same periods in 2004. Relative to the three and six months ended June 30, 2004, total sales volume decreased 3% and 4%, respectively. During the three months ended June 30, 2005, sales volume sold to OfficeMax decreased slightly, or 1%, to approximately 177,000 tons. During the six months ended June 30, 2005, the volume of our office papers sold to OfficeMax increased 4% to approximately 364,000 tons. We experienced less market-related curtailment during the three and six months ended June 30, 2005, than in comparison periods. We experienced no market-related curtailment during the three months ended June 30, 2005, compared with 6,000 tons in the same period a year ago. During the six months ended June 30, 2005, we took 5,000 tons of market-related curtailment, compared with 21,000 tons in the comparable period.

                Packaging & Newsprint.   For the three months ended June 30, 2005, sales increased $1.6 million, or 1%, to $167.8 million from $166.2 million in the prior year. During the six months ended June 30, 2005, sales increased $41.6 million, or 13%, to $361.5 million from $319.9 million in the prior year. In both periods, the increase was primarily due to higher average selling prices. Average newsprint prices increased 12% and 9%, respectively, during the three and six months ended June 30, 2005. Linerboard prices increased 8% compared with the three months ended June 30, 2004, and increased 15% relative to the six months ended June 30, 2004. Relative to the three and six months ended June 30, 2004, corrugated container prices increased 11%. Compared to the three and six months ended June 30, 2004, linerboard sales volumes decreased 8% and increased 2%, respectively. The decreased sales volume during the three months ended June 30, 2005, was primarily a result of decreased market demand. Linerboard sales volumes increased for the six months ended June 30, 2005, as a result of selling our increased production. We increased linerboard production volumes as a result of a decrease in maintenance downtime, to 4,000 tons during the six months ended June 30, 2005, compared with 24,000 tons during the same period in the prior year. This decrease was the result of the planned replacement of the linerboard machine dryer hood at our mill in DeRidder, Louisiana, in 2004. Relative to the comparable periods in the prior year, newsprint sales volumes were flat and decreased 3% for the three and six months ended June 30, 2005, primarily as a result of an increased lightweight sales mix in 2005, which lowered our amount of tons sold. We experienced less market-related curtailment for newsprint during the three and six months ended June 30, 2005. We experienced 4,000 tons and 11,000 tons during the three and six months ended June 30, 2005, compared with 7,000 tons and 14,000 tons in the same periods a year ago. Corrugated container sales volumes increased 6% and 3% compared with the three and six months ended June 30, 2004. The increase in sales volume was primarily attributable to an increase in customer demand during the second quarter.

Wood Products.   Sales decreased $35.2 million, or 10%, to $335.0 million for the three months ended June 30, 2005, from $370.2 million for the three months ended June 30, 2004. During the six months ended June 30, 2005, sales decreased $34.1 million, or 5%, to $657.4 million from $691.5 million in the same period a year ago. The decrease in both periods was primarily due to decreased sales prices and, to a lesser extent, decreased sales volumes of plywood and lumber. Relative to the three and six months ended June 30, 2004, average plywood prices declined 22% and 16%, and average lumber prices declined 13% and 6%. For both periods, the decrease in plywood and lumber selling prices was primarily a result of an imbalance of supply and demand in the market. At the same time, unit sales volume for plywood decreased 12% and 15% and lumber decreased 2% and 3%, respectively, for the three and six months ended June 30, 2005, compared with the same periods in 2004. The decrease in the volume of our plywood sales was partially due to management’s strategic shift away from commodities and increased focus on value-added engineered wood products. Management’s dedication to increasing capacity for our value-added products was evidenced in the recently completed expansion of our engineered wood facility in Louisiana, which is expected to increase overall capacity by approximately 40%. Sales of our engineered wood products increased 27% and 33% for the three and six months ended June 30, 2005, compared with the same periods in 2004. The increase was primarily due to 4% and 10% volume increases and 24% and 23% price increases for LVL, and 3% and 8% volume increases and 14% and 15% price increases for I-joists for the three and six months ended June 30, 2005.

Building Materials Distribution.   Sales increased $2.2 million to $796.0 million for the three months ended June 30, 2005, from $793.8 million in the prior year. During the six months ended June 30, 2005, sales increased $79.2 million, or 6%, to $1,492.2 million from $1,413.0 million in the prior year. Compared with the three months ended June 30, 2004, prices and volume were relatively flat. Relative to the six months ended June 30, 2004, sales volume increased 5% and prices were flat. Building activity remained strong as new home construction continued to be robust. Engineered wood products as a percent of our sales mix continued to increase during both periods, to about 16% during both the three and six months ended June 30, 2005, from about 13% in the same periods a year ago.

Costs and Expenses

For the three months ended June 30, 2005, the combination of materials, labor and other operating expenses and fiber costs from related parties as a percentage of sales were flat compared with the three months ended June 30, 2004. For the six months ended June 30, 2005, these expenses and costs as a percentage of sales decreased slightly from the same period a year ago. In both periods, lower fixed costs in our Paper and Packaging & Newsprint segments were partially offset by increased energy, chemical and fiber costs. Compared with 2004, Wood Products incurred higher delivered log costs during 2005. Relative to the three and six months ended June 30, 2004, as a percentage of sales, Building Materials Distribution materials, labor and other operating expenses were relatively flat. The decrease in commodity selling prices was offset by decreases in material costs.

                Depreciation, amortization and depletion expenses decreased $27.2 million, or 46%, to $31.7 million, for the three months ended June 30, 2005, compared with $58.9 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, depreciation, amortization and depletion expenses decreased $54.3 million, or 47%, to $62.3 million compared with $116.6 million a year ago. This decrease was a result of the reduction in the value of property and equipment due to the application of purchase accounting for the Acquisition. As a percentage of sales, depreciation, amortization and depletion expenses decreased to 2.1% in both the three and six months ended June 30, 2005, from 3.9% and 4.1% in the same periods in the prior year.

For the three and six months ended June 30, 2005, selling and distribution expenses increased 1% and 3% compared with the same periods a year ago. As a percentage of sales, selling and distribution expenses were relatively flat.

General and administrative expenses decreased $4.6 million, or 20%, to $18.0 million for the three months ended June 30, 2005, compared with $22.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, general and administrative expenses decreased $4.9 million, or 11% to $37.2 million compared with $42.1 million a year ago. In both periods, the decrease was primarily due to decreased compensation expense and professional fees. As a percentage of sales, general and administrative expenses decreased slightly.

Reflected in the costs and expenses discussed above is the positive impact of the reduced benefit costs we realized as a result of the Acquisition, due to OfficeMax retaining the benefit obligation for all of its former employees. For the three and six months ended June 30, 2005, our pension and other postretirement benefit expense decreased $11.5 million and $27.8 million, or 62% and 66%, to $7.1 million and $14.3 million, respectively, from $18.6 million and $42.1 million for the three and six months ended June 30, 2004.

                Other (income) expense, net, includes miscellaneous income and expense items as detailed in the table below. Included in the three and six months ended June 30, 2005, was $3.6 million for the write-off of costs incurred in connection with the canceled initial public offering. Included in the six months ended June 30, 2004, was $7.1 million of costs related to our predecessor’s sale of its plywood and lumber facilities in Yakima, Washington, and $1.2 million of expense related to our predecessor’s participation in OfficeMax’s receivable sales program. The components of Other (income) expense, net, in the Consolidated Statements of Income (Loss) are as follows (in millions):

	Boise	Predecessor	Boise	Predecessor
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Sale of plywood and lumber operations	$—	$—	$—	$7.1
Sale of receivables	—	0.6	—	1.2
Loss on sales of assets	0.1	0.3	0.3	1.9
Write-off of offering costs	3.6	—	3.6	—
Other, net	—	2.6	(0.1)	2.4
	$3.7	$3.5	$3.8	$12.6

Income (Loss) From Operations

                For the three months ended June 30, 2005, income from operations increased $26.0 million, or 50%, to $77.4 million compared with $51.4 million in the same period a year ago. Income from operations increased $89.1 million, or 127%, from $70.0 million for the six months ended June 30, 2004, to $159.1 million for the six months ended June 30, 2005. In both periods, Paper and Packaging & Newsprint reported increased segment income while Wood Products and Building Materials Distribution income decreased.

Paper.   Segment income increased $36.3 million to $27.1 million for the three months ended June 30, 2005, compared with a loss of $9.2 million for the three months ended June 30, 2004. During the six months ended June 30, 2005, segment income increased $91.4 million, to income of $56.4 million, compared with a loss of $35.0 million in the same period a year ago. The improved results for both periods were primarily attributable to 7% and 8% increases in average prices for uncoated free sheet and 5% and 6% decreases in total unit manufacturing costs. Lower fixed costs were partially offset by increased energy, chemical and fiber costs. Compared with the prior periods, depreciation expense decreased approximately $22.5 million and $45.0 million for the three and six months, respectively, due to reducing the value of property and equipment as part of the purchase price allocation that occurred as a result of the Acquisition.

                Packaging & Newsprint.   Segment income increased $8.2 million, or 436%, to $10.1 million for the three months ended June 30, 2005, compared with $1.9 million of income for the three months ended June 30, 2004. During the six months ended June 30, 2005, segment income was $14.6 million, compared with a loss of $10.5 million in the same period a year ago. For the three months ended June 30, 2005, income increased primarily because of overall price increases. For the six months ended June 30, 2005, income increased primarily due to increased prices for linerboard, newsprint and corrugated containers. Partially offsetting the favorable price increases were increased energy, chemical and fiber costs.

                Wood Products.   Segment income decreased $71.3 million, or 69%, to $31.3 million for the three months ended June 30, 2005, compared with $102.6 million for the three months ended June 30, 2004. During the six months ended June 30, 2005, segment income decreased $82.3 million, or 56%, to $64.4 million compared with $146.7 million in the same period a year ago. For both periods, the decrease in income was primarily due to recording a $46.5 million gain on the sale of Voyageur Panel in May 2004. Prior to the sale of our predecessor’s interest in Voyageur Panel, our predecessor accounted for the joint venture under the equity method. Accordingly, segment results do not include the joint venture’s operating results but do include $1.2 million and $6.3 million of equity in earnings for the three and six months ended June 30, 2004. Also contributing to decreased 2005 results were decreased prices for plywood, particleboard, and lumber, and higher delivered log costs, offset in part by increased prices in our engineered wood products business.

                Building Materials Distribution.   Segment income decreased $2.7 million, or 11%, to $21.0 million for the three months ended June 30, 2005, from $23.7 million for the three months ended June 30, 2004. During the six months ended June 30, 2005, segment income decreased $3.2 million, or 7%, to $45.4 million from $48.6 million in the same period a year ago. In both periods, income was down primarily due to lower margins on commodity products, coupled with increased labor costs.

                Corporate and Other.   Segment loss decreased $8.0 million, or 39%, to a $12.4 million loss for the three months ended June 30, 2005, compared with a $20.4 million loss in the prior year. During the six months ended June 30, 2005, segment loss decreased $4.6 million, or 17%, to a $22.8 million loss from a $27.4 million loss in the same period a year ago. In both periods the decrease was due in part to lower general and administrative expenses. For the three and six months ended June 30, 2005, general and administrative expenses decreased $2.9 million, or 29%, and $1.4 million, or 8%, respectively. The decreases were primarily attributable to decreased compensation costs and professional fees from the same periods a year ago. Partially offsetting the cost decreases during the three and six months ended June 30, 2005, was a $3.6 million charge for the write-off of costs incurred in connection with our canceled initial public offering.

Other

                Change in fair value of interest rate swaps.   For the three and six months ended June 30, 2005, we recorded $5.3 million of expense and $9.9 million of income in “Change in fair value of interest swaps” in our Consolidated Statements of Income (Loss) for the change in the fair value of interest rate swaps related to our amended and restated credit facilities (see Liquidity and Capital Resources discussion below). In connection with the amendment and restatement and the anticipated repayment of the Tranche B term loan, the interest rate swaps associated with this debt were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. On April 28, 2005, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under our Facilities and recognized $5.3 million of non-cash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss during the three months ended June 30, 2005. The net $9.9 million of value that was recorded in “Other assets” in our Consolidated Balance Sheet will result in higher interest expense over the remaining life of the interest rate swaps.

                Interest expense.   For the three and six months ended June 30, 2005, interest expense was $74.3 million and $106.4 million, compared with $22.8 million and $43.4 million in the same periods a year ago. The expense recorded for the three and six months ended June 30, 2005, includes a $43.0 million charge for the write-off of deferred financing costs resulting from the repayment of the Tranche B term loan. It also includes $5.2 million and $8.3 million, respectively, of interest expense related to a note payable to a subsidiary of Boise Land & Timber Holdings Corp. (Timber Holdings). In the predecessor periods presented, OfficeMax allocated interest costs to Boise Forest Products Operations based on its average asset balances.

                Income tax provision.   For the three and six months ended June 30, 2005 income tax expense was $12.3 million and $13.0 million, compared with $29.4 million and $30.7 million for the same periods a year ago. On May 9, 2005, we converted to a corporation from a limited liability company. Tax expenses and benefits related to operations prior to May 9 were recognized by the partners of the limited liability company. For the period of May 9 through June 30, 2005, we recorded income tax expense at an estimated annual effective tax provision rate of 41%. The effect of establishing deferred taxes upon conversion to a corporation was not material to income tax expense. In the predecessor financial statements, income taxes were provided based on a calculation of the income tax expense that would have been incurred if our predecessor had operated as a separate taxpayer.

Outlook

                Demand for many grades of uncoated free sheet paper has been declining in recent years. While we have positioned ourselves in what we believe will be growing product areas, it is possible that prices will come under pressure if capacity continues to exceed demand.

                While demand for newsprint has been declining in North America for the past several years, prices for newsprint have recently improved, reflecting reduced production as the large competitors in this segment shut down capacity or move machines to other paper grades.

Linerboard and container demand are driven by overall economic activity. In our newsprint business, we are particularly susceptible to electricity pricing. Our electrical supplier in Louisiana, CLECO Power LLC, has recently advised us that it is forecasting increases of over 20% in our electricity rates due to cost increases in its primary fuel source, natural gas. Although we are exploring ways to mitigate these increases, the profitability of our Packaging & Newsprint segment will be negatively impacted beginning in the third quarter.

                Demand for products in the Wood Products and Building Materials Distribution businesses is driven largely by new residential construction, which continues to show strength, based on underlying demographic factors coupled with relatively low financing costs. Offsetting the positive trend in demand are increases in costs such as wood, resin, and energy. In addition, a number of competitors have announced they will make significant increases in oriented strand board (OSB) capacity over the next couple of years. OSB competes directly with plywood in many applications; if the announced increases in capacity are realized, it will likely put pressure on prices for our plywood. We purchase OSB for use as web stock in our engineered wood products business, so falling OSB prices will allow us to produce these products at a lower cost.

Liquidity and Capital Resources

Operating Activities

                For the six months ended June 30, 2005, our operating activities provided $133.3 million in cash, compared with $65.7 million in the same period in 2004. For the six months ended June 30, 2005, items included in net income provided $185.7 million of cash, and increases in working capital items used $52.4 million of cash from operations. The increase in working capital for the period ended June 30, 2005, was primarily attributable to higher receivables in Building Materials Distribution and higher overall inventories. Higher receivables in Building Materials Distribution reflected increased sales of approximately 45%, when comparing June sales with December sales. Relative to December 31, 2004, finished goods inventories were seasonally higher in our Wood Products and Building Materials Distribution segments. In addition, finished goods inventories increased in our Paper segment primarily due to increased uncoated free sheet production in anticipation of higher sales volumes later in the year. The increases in finished goods inventory were partially offset by seasonally lower log inventories. For the six months ended June 30, 2004, items included in net income provided $157.4 million of cash, and increases in working capital items used $91.7 million of cash from operations.

Investing Activities

                Our cash investing activities provided $95.6 million for the six months ended June 30, 2005, compared with $13.6 million during the same period in 2004. In 2005, investing activities included $157.5 million for collection of a related-party note received from a subsidiary of Timber Holdings and $11.7 million of proceeds received from the sale of assets. Approximately $10.4 million of the proceeds related to the sale of a portion of our fiber farms. These proceeds were partially offset by $73.3 million used for the purchase of property and equipment. In the predecessor period, cash investing activities included $103.2 million of proceeds from the sale of our predecessor’s plywood and lumber facilities in Yakima, Washington, in February 2004 and the sale of Voyageur Panel in May 2004, partially offset by $82.3 million used for purchases of property and equipment.

                We expect capital investments in 2005 to total approximately $185 million, excluding acquisitions. Included in the $185 million of expected capital investments are expenditures related to our recently announced expansion at our engineered wood products operations in Alexandria, Louisiana. We expect to add approximately 4 million cubic feet of laminated veneer lumber capacity by early 2006. When the current expansion is complete, the facility will have LVL capacity of approximately 21 million cubic feet. Beyond this capacity expansion, we plan to build another 4 million cubic feet of capacity at the plant as required by the market. By fourth quarter 2005, we plan to open a new building materials distribution center in Lathrop, California, to serve the northern California and northern Nevada trade areas. In addition, our capital spending in 2005 will be for quality and efficiency projects, replacement projects, and ongoing environmental compliance. During 2004, we spent $8 million on environmental compliance. We expect to spend approximately $20 million in 2005 for this purpose.

We recently announced that we plan to expand our production of pressure-sensitive papers by reconfiguring an existing paper machine in Wallula, Washington. Most of the $60.0 million capital investment we have estimated for this project would be spent in 2006 and beyond.

Financing Activities

Cash used for financing activities was $263.1 million and $79.4 million for the six months ended June 30, 2005 and 2004. Cash used for financing activities in the first six months of 2005 included $1,330.0 million of debt prepayments related to our Tranche B term loan, which was paid down primarily with the proceeds from our new $840.0 million Tranche D term loan, $157.5 million related to the collection of a loan to a subsidiary of Timber Holdings, $251.3 million received in connection with a related-party note payable to a subsidiary of Timber Holdings, as well as cash flow from operations. Additionally, $19.6 million of cash was used to pay our equity investors amounts to fund their tax obligation related to their investment in us prior to us converting to a corporation. Cash used for financing activities in the six months ended June 30, 2004, included $45.2 million of cash paid through net equity transactions with OfficeMax, and $34.2 million in debt payments to OfficeMax.

                Our primary source of liquidity for our business is cash flow generated from operations and borrowing capacity available under our revolving credit facility. We expect that our primary liquidity requirements will be debt service, working capital, and capital expenditures.

Debt Transactions

                At June 30, 2005, and December 31, 2004, our long-term debt consisted of the following (in millions):

	June 30, 2005	December 31, 2004
Revolving credit facility, due 2010	$—	$—
Tranche B term loan, due 2011	—	1,330.0
Tranche D term loan, due 2011	837.9	—
Senior floating-rate notes, due 2012	250.0	250.0
7.125% senior subordinated notes, due 2014	400.0	400.0
Note payable to related party, due 2015	261.3	—
	1,749.2	1,980.0
Less current portion	(8.4)	(13.3)
	$1,740.8	$1,966.7

Amended and Restated Credit Facilities

                On April 18, 2005, we amended and restated our senior secured credit facilities (the Facilities), which consisted of a six-year $400.0 million senior secured revolving credit facility and a seven-year senior secured Tranche B term loan (used to fund the Acquisition and for general corporate purposes). Our amended and restated Facilities consisted of a $475.0 million revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). In connection with our amendment and restatement, we repaid all amounts outstanding under our Tranche B term loan.

                Our amended revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At June 30, 2005, we had no borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are based on either the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters consolidated EBITDA. The range of borrowing spreads under the pricing grid is prime plus 0.50% to 1.25%, federal funds plus 1.00% to 1.75%, and LIBOR plus 1.50% to 2.25%. As of June 30, 2005, our leverage ratio allowed us to borrow at the lowest rates. During the three and six months ended June 30, 2005, the average interest rates for our borrowings under the revolver was 5.1%. Letters of credit are subject to a 0.25% fronting fee, payable to the issuing bank, and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. At June 30, 2005, $62.2 million of letters of credit were considered a draw on the revolver, thus reducing our borrowing capacity to $412.8 million. The revolving credit facility provides for a commitment fee of 0.50% per annum, payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver which allows us to borrow up to an aggregate of $40 million from individual banks that are parties to the agreement at negotiated rates. Swingline borrowings do not increase our borrowing availability under the revolving credit agreement. Borrowings under the revolving credit facility are subject to certain financial covenants and restrictions including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures.

At June 30, 2005, $837.9 million was outstanding under the Tranche D term loan amended and restated credit facility, and our borrowing rate was 5.2%. Borrowings under the Tranche D term loan are based on the prime rate plus 0.75%, the federal funds effective rate plus 1.25%, or the LIBOR plus 1.75%. We are required to make scheduled principal payments on the Tranche D term loan in the amounts of $4.2 million for the remainder of 2005, $8.4 million in each of 2006 through 2009, and $6.3 million in 2010.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registrations rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. At June 30, 2005, our borrowing rate for the $250.0 million senior floating-rate notes was 6.0%. Including the effect of the swaps, the interest rate on the senior floating-rate notes was 6.6% at June 30, 2005.

Note Payable to Related Party

At June 30, 2005, we had a $261.3 million note payable to a subsidiary of Timber Holdings, recorded as “Note payable to related party” on our Consolidated Balance Sheet. The note is subject to adjustment based on transactions between the subsidiary and us. Our borrowing rate under the note is 8%, and it matures February 4, 2015. For the three and six months ended June 30, 2005, we recorded $5.2 million and $8.3 million of interest expense related to the note. Timber Holdings is a guarantor of our debt.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt, which gave us an effective interest rate on all of our variable-rate debt, of 5.5% at June 30, 2005. For additional information on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

                We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the shorter of the call period or the terms of the loans, which range from three to eight years. At June 30, 2005, and December 31, 2004, we had $38.2 million and $84.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan, we recorded a $43.0 million charge for the write-off of the deferred financing costs. We recorded the $43.0 million charge in “Interest Expense” in our Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2005.

                At June 30, 2005, our average effective interest rate, including the effect of our interest rate swaps, on all of our debt, except for our note payable to related party, was 5.9%.

Predecessor Periods

                In the predecessor periods presented, our predecessor participated in OfficeMax’s centralized cash management system. Cash advances necessary to fund Boise Forest Products Operations’ major improvements to, and replacements of, property, as well as acquisitions and expansion, to the extent not provided through internally generated funds, were provided by OfficeMax’s cash or funded with debt. In the predecessor periods presented, interest costs were allocated to our predecessor based on its average asset balances. The interest expense attributable to the debt allocated from OfficeMax is included in our Consolidated Statements of Income. We believe the allocation of interest is a reasonable reflection of Boise Forest Products Operations’ interest costs.

                Cash payments for interest, net of interest capitalized, were $48.9 million and $43.4 million for the six months ended June 30, 2005 and 2004.

Other

                We believe that funds generated from operations and available borrowing capacity will be adequate to fund debt service requirements, capital expenditures, and working capital requirements for the next 12 months. Our ability to continue to fund these items may be affected by general economic, financial, competitive, legislative, and regulatory factors.

                We believe that our current financial position and financing plans will provide flexibility in financing activities and permit us to respond to changing conditions in credit markets. We cannot assure, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our amended and restated revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Contractual Obligations

For Information about contractual obligations, see Contractual Obligations, of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Registration Statement. At June 30, 2005, there were no material changes to our obligations outside the ordinary course of business from the information disclosed in this section of our Registration Statement.

Off-Balance-Sheet Activities

                At June 30, 2005, we did not have any off-balance-sheet arrangements with unconsolidated entities.

Guarantees

                See Note 16, Commitments and Guarantees, of the Notes to the Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” of this Form 10-Q for a description of our guarantees and the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

                We believe inflation has not had a material effect on our financial condition or results of operations. However, there can be no assurance that we will not be affected by inflation in the future. Seasonal changes in levels of building activity affect our building products businesses, and we typically have higher sales and working capital in the second and third quarters. In addition, cold weather may affect our operating costs (including energy) at our manufacturing facilities.

Environmental

Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure you that we will at all times be in full compliance with environmental requirements, and we cannot assure you that we will not incur fines and penalties in the future.

In 2002, OfficeMax entered into a consent decree with the Environmental Protection Agency (EPA) to settle alleged air permit violations at eight of the plywood and particleboard manufacturing facilities that we now own. The EPA alleged these plants failed to obtain New Source Review air permits. The final installation of control equipment required under the Consent Decree was completed in April 2005.

We incur substantial capital and operating expenditures to comply with federal, state and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment or take other remedial actions. During 2004, we made approximately $8.0 million in capital expenditures to comply with environmental requirements. We anticipate capital expenditures of approximately $20.0 million in 2005 to comply with environmental requirements, and we expect to spend similar or greater amounts on environmental capital expenditures in the years ahead.

In 2004, the EPA promulgated rules to control air toxics emissions from wood panel plants and industrial boilers. Compliance with these rules is required in 2007. The rules will require capital spending at our wood panel plants and paper mills. We are currently evaluating the rules and the amount of capital spending that will be required to comply with them. We expect capital spending to range from $13.0 million to $37.0 million for the period from 2005 to 2007. This range will be refined as mills develop their detailed compliance strategies.

As an owner and operator of real estate, we may be liable under environmental laws for the cleanup of past and present spills and releases of hazardous or toxic substances on or from our properties and operations. We can be found liable under these laws if we knew of, or were responsible for, the presence of such substances. In some cases, this liability may exceed the value of the property itself.

                Some of our properties have been the subject of investigation or cleanup in connection with environmental contamination. In 2001, the EPA and the Oregon Department of Environmental Quality began an investigation at our paper mill in St. Helens, Oregon. The investigation has focused on polychlorinated biphenyls, pentachlorophenol, volatile and semi-volatile organic compounds, dioxins and heavy metals. In 2003, we entered the Oregon Voluntary Clean-up Program to continue the investigation and perform any remediation, if required. Although we cannot assure you regarding the outcome of this investigation, based on current information, we do not expect it to result in material liabilities. Given that the investigation concerns hazardous substance releases that occurred prior to closing of the Acquisition, OfficeMax retained responsibility for this matter pursuant to the Asset Purchase Agreement, as described below.

                OfficeMax retains responsibility for environmental liabilities incurred with respect to businesses, facilities and other assets not purchased by us in connection with the Acquisition, and indemnifies us for hazardous substance releases and other environmental regulatory violations related to our business that occurred prior to the closing of the Acquisition or arise out of pre-closing operations. However, OfficeMax may not have sufficient funds to satisfy in full its indemnification obligations when required, and, in some cases, we may not be entitled to indemnification under the Asset Purchase Agreement.

Critical Accounting Estimates

                For information about critical accounting estimates, see Critical Accounting Estimates, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Registration Statement.

Cautionary and Forward-Looking Statements

                This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate” and other similar expressions. You can find examples of these statements throughout this report, including the Summary and Outlook section. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. We have listed below inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume an obligation to update any forward-looking statement.

The paper and forest products industry is highly cyclical. Fluctuations in the prices of and the demand for our products could result in smaller profit margins and lower sales volumes.   The paper and forest products industry is highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volumes and margins for our products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of our paper products, including our cut-size office paper, containerboard and newsprint, and many of our wood products, including our plywood, lumber and particleboard, are commodities that are widely available from other producers. Even our non-commodity products, such as value-added papers and engineered wood products (EWP), are susceptible to commodity dynamics. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

The overall levels of demand for the commodity products we make and distribute, and consequently our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets, as well as foreign currency exchange rates. For example, demand for cut-size office paper fluctuates with levels of white-collar employment, and demand for containerboard depends on the state of the durable and nondurable goods industries. Demand for newsprint depends upon prevailing levels of newspaper advertising and circulation. Demand for wood products depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are impacted by demographic trends, interest rate levels, weather and general economic conditions. Demand for many of our products was materially and negatively impacted by the global economic downturn in the early part of this decade, and we expect to be sensitive to such downturns in the future.

Industry supply of commodity paper and wood products is also subject to fluctuation, as changing industry conditions can influence producers to idle or permanently close individual machines or entire mills. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. Oversupply in these markets can also result from producers introducing new capacity in response to favorable short-term pricing trends.

Industry supply of commodity papers and wood products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. While the weakness of the U.S. dollar has mitigated the levels of imports in recent years, a strengthening of the U.S. dollar is likely to increase imports of commodity papers and wood products from overseas, putting downward pressure on prices.

                As a result, prices for all of our products are driven by many factors outside of our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the prices for our commodity products, the price for any one or more of these products may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these products depends on managing our cost structure, particularly raw materials and energy prices, which represent the largest components of our operating costs and can fluctuate based upon factors beyond our control, as described below. If the prices of our products decline, or if our raw materials or energy costs increase, or both, demand for our products may decline, and our sales and profitability could be materially and adversely affected.

                Our manufacturing businesses may have difficulty obtaining timber at favorable prices or at all.   Wood fiber is our principal raw material, comprising approximately 17%, 12% and 33% of the aggregate amount of materials, labor and other operating expenses and fiber costs from related parties for our Paper, Packaging & Newsprint and Wood Products segments, respectively, during the six months ended June 30, 2005. Wood fiber is a commodity, and prices historically have been cyclical. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States.

These reductions have caused the closure of plywood and lumber operations in some of the geographic areas in which we operate, including the closure of two facilities previously operated by OfficeMax. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, windstorms, flooding and other natural and manmade causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and our cost of wood fiber may increase in particular regions due to market shifts in those regions. In addition, our ability to obtain wood fiber from Brazil may be impacted by legal and political conditions in that country as well as transportation difficulties. Any sustained increase in wood fiber prices would increase our operating costs, and we may be unable to increase prices for our products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

Over the past three years, prior to the timberlands sale, the timberlands operations provided, on average, approximately 47% of our wood fiber requirements. In connection with the Timberlands Sale, we entered into long-term supply agreements pursuant to which we expect to obtain a significant portion of our future wood fiber requirements. We purchase substantially all of our wood fiber from third parties, either pursuant to these supply agreements or in the open market. If any of our major suppliers of wood fiber stops selling or is unable to sell wood fiber to us, our financial condition and operating results would suffer. As a result of the Timberlands Sale, we have increased our open-market purchases of wood fiber. Since we have not historically made open-market purchases of wood fiber in such large amounts, our wood fiber costs may exceed our historical costs. For example, due to increased costs associated with the procurement of wood fiber, such as higher transportation costs and costs related to identifying potential vendors, we estimate that our wood fiber costs would have been $8 million to $12 million higher in 2004 had the Timberlands Sale been completed on January 1, 2004. Furthermore, as the amount of wood fiber we purchase pursuant to existing supply agreements declines, our wood fiber costs may increase further as we increase our reliance on open-market purchases. In addition, our limited access to an internal supply of timber could expose us to the effects of short-term price volatility and limit our flexibility in responding to shortages in wood fiber supply, and could cause our operating costs to increase to a greater extent than those of our competitors that own timberlands. If we experience constraints on our timber supply for any of these or other reasons, we would be required to limit production in and/or close manufacturing facilities.

An increase in the cost of our purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing our margins.   Energy is one of our most significant raw materials, comprising approximately 15%, 12% and 3% of the aggregate amount of materials, labor and other operating expenses and fiber costs from related parties for our Paper, Packaging & Newsprint and Wood Products segments, respectively, during the six months ended June 30, 2005. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. While we purchase substantial portions of our energy under supply contracts, many of these contracts rely on market pricing. We estimate that a hypothetical 10% increase in electricity, natural gas and fuel oil costs would have reduced our operating income by approximately $15.2 million for the six months ended June 30, 2005. Our electrical supplier in Louisiana, CLECO Power LLC, has recently advised us that it is forecasting increases of over 20% in our electricity rates due to cost increases in its primary fuel source, natural gas. Although we are exploring ways to mitigate these increases, the profitability of our Packaging & Newsprint segment will be negatively impacted beginning in the third quarter.

Other raw materials we use include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins and adhesives. Purchases of chemicals accounted for approximately 13%, 3% and 6% of the aggregate amount of materials, labor and other operating costs and fiber costs from related parties for our Paper, Packaging & Newsprint and Wood Products segments, respectively, during the six months ended June 30, 2005. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices and other factors beyond our control.

For our commodity products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs to our customers in the short term. Any sustained increase in chemical or energy prices would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines.

                We face strong competition in our markets.   The paper and forest products industry is highly fragmented and we face competition from numerous competitors, domestic as well as foreign. Some of our competitors in each of our businesses are large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency and/or lower operating costs than we do. In addition, some of our competitors have less indebtedness than we do, and therefore, more of their cash is available for business purposes other than debt service. We may be unable to compete, particularly with respect to our commodity products, during the various stages of the business cycle.

                Failure to implement any of our business strategies could result in decreased future sales and net income.   We may be unable to implement fully our strategies or achieve the anticipated results. Our strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. For example, we intend to expand our leadership in the production of higher-growth, higher-margin products such as value-added papers and EWP. This strategy will require us to develop new and innovative product and service characteristics and respond to shifts in customer demand. In addition, we plan to continue to expand our building materials distribution business into new geographical regions, which will require us to identify growing markets and deliver superior customer service. If our manufacturing businesses fail to deliver quality products at competitive costs, if our distribution business fails to acquire market share in new markets or if we are unable to implement our other key business strategies, our future sales and net income could decrease.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our net income.   Any of our paper or EWP manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•                  maintenance outages;

•                  prolonged power failures;

•                  an equipment failure;

•                  a chemical spill or release;

•                  explosion of a boiler;

•                  the effect of a drought or reduced rainfall on our water supply;

•                  disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•                  fires, floods, earthquakes, hurricanes or other catastrophes;

•                  terrorism or threats of terrorism;

•                  labor difficulties; or

•                  other operational problems.

Events such as those listed above have resulted in operating losses in the past. For example, we recently experienced market pulp production losses due to the mechanical failure of one of our digesters at our Wallula, Washington, facility. This interruption resulted in a reduction in second quarter 2005 operating income of approximately $2.2 million. Also, in September 2004, damage caused by Hurricane Ivan to our Jackson, Alabama, paper mill and the surrounding area led to a temporary shutdown of that facility, resulting in 1.7 days of downtime and a reduction in operating income of approximately $2.8 million. In addition, a fire at our Medford, Oregon, plywood plant in 1998 resulted in significant downtime and caused our plywood sales to drop 20%, compared with sales volumes for the prior year. Future events may cause similar shutdowns, which may result in additional downtime and/or cause additional damage to our facilities. Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production capacity targets and satisfy customer requirements would be impaired, resulting in lower sales and net income.

                Some of our paper and wood products are vulnerable to long-term declines in demand due to competing technologies or materials.   Our uncoated free sheet and newsprint compete with electronic transmission and document storage alternatives, as well as with paper grades we do not produce. As the use of these alternatives grows, demand for paper products may decline or shift from one grade of paper to another. For example, demand for newsprint has declined and may continue to decline as newspapers are replaced with electronic media, and demand for our uncoated free sheet for use in pre-printed forms has declined and may continue to decline as the use of desktop publishing and on-demand printing continues to displace traditional forms. Demand for our containerboard may decline as corrugated paper packaging is replaced with reusable plastic alternatives, particularly with respect to uses for perishable food products. Demand for plywood may also decline as customers continue to shift to oriented strand board, a product we do not manufacture. Any substantial shift in demand from our products to competing technologies or materials could result in a material decrease in sales of our products.

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements.   Our businesses are capital-intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency and comply with environmental laws. Our total capital expenditures, excluding acquisitions, were approximately $169 million during 2004, including approximately $114 million for maintenance capital and approximately $8 million for environmental expenditures, and we expect to spend approximately $185 million on capital expenditures during 2005, including approximately $98 million for maintenance capital and approximately $20 million for environmental expenditures. We anticipate our available cash resources and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for at least the next year. However, if we require additional funds, we may not be able to obtain them on favorable terms, or at all. In addition, our debt service obligations reduce our available cash flows. If we cannot maintain or upgrade our equipment as we require or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations or we may become unable to manufacture products that can compete effectively in one or more of our markets.

Our operations are affected by our relationship with OfficeMax.   Until October 2004, we operated as business units of OfficeMax and not as a stand-alone company. During 2004, which period includes the ramp-up of sales to OfficeMax’s retail network, sales to OfficeMax represented approximately 47% of our uncoated free sheet sales. During the six months ended June 30, 2005, sales to OfficeMax accounted for approximately 49% of our uncoated free sheet volume, including approximately 84% of our office paper volume, was purchased by OfficeMax. We anticipate that OfficeMax will continue to be our largest customer and that we will continue to depend on its distribution network for a substantial portion of our uncoated free sheet sales in the future. In connection with the Acquisition, OfficeMax retained and indemnified us against certain liabilities related to our business. Furthermore, we and OfficeMax entered into an Additional Consideration Agreement pursuant to which OfficeMax may be required to make payments to us. Any significant deterioration in OfficeMax’s financial condition or our relationship with OfficeMax, or a significant change in OfficeMax’s business strategy, could result in OfficeMax ceasing to be our customer or failing to satisfy its contractual obligations to us, which in turn could reduce our sales and subject us to additional material liabilities.

                In addition, we may be required to make substantial payments to OfficeMax in connection with agreements we entered into related to the Acquisition. We currently indemnify OfficeMax for breaches of representations, warranties and covenants made in the Asset Purchase Agreement, as well as for all liabilities we assumed, in connection with the Acquisition. Our indemnification obligations with respect to breaches of representations and warranties are, with certain exceptions, subject to a deductible of $20.7 million, and our indemnification obligations are capped at $248.9 million in the aggregate. The Additional Consideration Agreement also requires us to pay OfficeMax, to the extent that the average market price for a benchmark grade of cut-size office paper manufactured within our Paper segment exceeds a specified amount, up to an aggregate amount of $125 million. If we are required to make substantial payments to OfficeMax in respect of our indemnification obligations, the resulting outflows of cash would adversely affect our operating results and financial condition. In addition, if we are required to make substantial payments to OfficeMax under the additional consideration agreement, our financial condition would be adversely affected.

                We are subject to significant environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.   We are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Our capital expenditures for environmental compliance were approximately $12 million and $8 million in 2003 and 2004, respectively, and we expect to incur approximately $20 million in 2005. We expect to continue to incur significant capital and operating expenditures in order to maintain compliance with applicable environmental laws and regulations. On July 30, 2004, the U.S. Environmental Protection Agency (EPA) promulgated rules regulating toxic air emissions from wood panel plants. A second rule regulating toxic air emissions from industrial boilers at wood products plants and paper mills was promulgated on September 13, 2004. We are currently evaluating these rules and the amount of capital expenditures that will be required for compliance. We expect to incur capital expenditures ranging from $13 million to $37 million for the period from 2005 to 2007 to comply with these regulations. We may also be required to incur substantial additional capital expenditures to comply with future environmental regulations. If we fail to comply with applicable environmental laws and regulations, we may face civil or criminal fines or penalties or enforcement actions, including orders limiting our operations or requiring corrective measures, installation of pollution control equipment or other remedial actions.

As owners and operators of real estate, we may be liable under environmental laws for cleanup and other damages, including tort liability, resulting from releases of hazardous substances on or from our properties, including asbestos. We may have liability under these laws whether or not we knew of, or were responsible for, the presence of these substances on our property, and, in some cases, our liability may not be limited to the value of the property. OfficeMax retains responsibility for environmental liabilities that occurred with respect to businesses, facilities and other assets not purchased by us in the Acquisition. In addition, OfficeMax generally indemnifies us for hazardous substance releases and other environmental violations that occurred prior to the closing of the Acquisition or arise out of pre-closing operations at the businesses, facilities and other assets purchased by us. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax. Furthermore, we are not entitled to indemnification for liabilities incurred due to releases and violations of environmental laws occurring after the closing of the Acquisition. With respect to the timberlands operations, we may have responsibility for certain environmental liabilities that occurred in the period following the Acquisition but prior to the Timberlands Sale. Any material liability we incur would adversely impact our financial condition and could preclude us from making capital expenditures that would otherwise benefit our business.

Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

                Labor disruptions or increased labor costs could adversely affect our business.   We could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise, any of which could prevent us from meeting customer demand, reducing our sales and profitability. As of June 30, 2005, we had 10,337 employees. Approximately 5,260, or 51%, of these employees work pursuant to collective bargaining agreements. Several of these agreements have recently expired or will expire in 2005, although the parties are continuing the agreements while bargaining. In December 2004, an agreement covering approximately 100 workers in our corrugated container facility in Salem, Oregon, expired and in March 2005, an agreement covering approximately 860 workers in our paper facilities in St. Helens, Oregon; Vancouver, Washington; Salem, Oregon; and Wallula, Washington, expired. We are currently in negotiations with respect to agreement covering these matters. Agreements covering approximately 700 workers in our Oakdale, Louisiana, and Florien, Louisiana, wood products facilities expired in July 2005. In addition, an agreement covering approximately 100 workers in our Salt Lake City, Utah, corrugated container plant will expire in October 2005. We expect the key issues in the negotiations for new collective bargaining agreements to be pensions, healthcare and work rules and other contract requirements that we believe inhibit our ability to reduce operational costs. We may be unable to renew these agreements without work stoppages or significant increases in costs, which would reduce our operating margins and which could require us to limit or cease manufacturing operations at one or more facilities.

We depend upon the continued services of our senior management team.   Our success depends, in part, on the efforts of our senior management and other key employees. Our senior management team, led by Tom Stephens, our chief executive officer, has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. While we are party to an employment agreement with Mr. Stephens until 2007, if he were to resign prior to the expiration of the initial agreement term or fail to renew the agreement upon expiration, the implementation of our business strategy may be slowed. If we lose or suffer an extended interruption in the services of Mr. Stephens or one of our other senior officers, we may become unable to implement our business strategy, resulting in lower profitability. Moreover, the market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees should the need arise. We do not maintain any key-man or similar insurance policies covering any of our senior management or other key employees.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.   We are a highly leveraged company. As of June 30, 2005, we had $1.7 billion of outstanding indebtedness, including $837.9 million of indebtedness under our senior secured credit facilities (excluding unused availability under our revolving credit facility and outstanding and undrawn letters of credit), $261.3 million related-party note (the related party is a guarantor of our debt), $250 million of senior notes and $400 million of senior subordinated notes. This level of indebtedness could have important consequences on our business, financial condition and operating results, including the following:

•                  it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•                  our interest expense would increase if interest rates in general increase because a substantial portion of our indebtedness, including all of our indebtedness under our senior secured credit facilities and the senior notes, bears interest at floating rates;

•                  it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•                  we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•                  it may make us more vulnerable to a downturn in our business, industry or the economy in general;

•                  a substantial portion of our cash flow from operations is dedicated to the repayment of our indebtedness, including indebtedness we may incur in the future, and will not be available for other business purposes; and

•                  there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing as needed.

We may not be able to generate sufficient cash flows to meet our debt service obligations.   Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, or future borrowings under our senior secured credit facilities or from other sources may not be available to us in an amount sufficient, to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. A substantial portion of our indebtedness bears interest at floating rates, and accordingly, if interest rates rise, our debt service requirements will increase. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

The terms of our senior secured credit agreement and the indenture governing our notes restrict our ability to operate our business and to pursue our business strategies.   Our senior secured credit agreement and the indenture governing our notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our senior secured credit agreement and the indenture governing our notes limit our ability, among other things, to:

•                  pay dividends or make distributions in respect of our common stock or make certain other restricted payments or investments;

•                  incur additional indebtedness, enter into sale/leaseback transactions or issue preferred stock;

•                  sell assets, including capital stock of subsidiaries;

•                  agree to limitations on the ability of our subsidiaries to make distributions;

•                  enter into transactions with our affiliates;

•                  incur liens;

•                  enter into new lines of business; and

•                  engage in consolidations, mergers or sales of substantially all of our assets.

Our senior secured credit agreement also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in our senior secured credit agreement and the indenture could:

•                  limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•                  adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2005, the estimated current market value of our debt, based on then-current interest rates for similar obligations with like maturities, was approximately $9.4 million less than the amount reported in our Consolidated Balance Sheet. The estimated fair values of our other financial instruments, cash and cash equivalents, and receivables were the same as their carrying values.

For the three and six months ended June 30, 2005, $142.1 million and $292.5 million, or 10% of our total sales in both periods, were to OfficeMax, which represents a concentration in the volume of business transacted and the revenue generated from these transactions. Apart from these sales, concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are sold, as well as their dispersion across many geographic areas.

                Changes in interest and currency rates expose us to financial market risk. We use derivative financial instruments, such as interest rate swaps, rate hedge agreements, forward purchase contracts, and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. We do not use them for trading purposes. For qualifying interest hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt.

                Our obligations under our senior secured credit facilities and senior notes expose us to changes in short-term interest rates since interest rates on this debt are variable. In November 2004, we entered into four interest rate swaps with a total notional amount of $550 million to hedge the exposure to interest rate fluctuations associated with our Tranche B term loan. The swaps on $300 million of our Tranche B term loan were fixed at an average pay rate of 3.3% and expire in December 2007, while the swaps on $250 million of our Tranche B term loan were fixed at an average pay rate of 3.5% and expire in December 2008. With the anticipated repayment of the Tranche B term loan, these interest rate swaps were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. On April 28, 2005, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under our Facilities. We recognized $5.3 million of non-cash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss during the three months ended June 30, 2005. The net $9.9 million of value that was recorded in “Other assets” in our Consolidated Balance Sheet will result in higher interest expense over the remaining life of the interest rate swaps. The four interest rate swaps with a total notional amount of $550 million gave us an effective interest rate on that debt, of 5.1% at June 30, 2005.

                We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these interest rate swaps. However, we do not expect the counterparties, which are all major financial institutions, to fail to meet their obligations.

                In November 2004, we also entered into two 3.7% interest rate swaps with an aggregate notional amount of $250 million to hedge the exposure to floating-rate interest rate risks associated with our senior floating-rate notes, which gave us an effective interest rate on that debt of 6.6% at June 30, 2005. These swaps expire in October 2009.

                All of the swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps, net of taxes, were recorded in “Series B equity units” prior to our conversion to a corporation and in “Accumulated other comprehensive income” subsequent to our conversion and were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt.

                As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, in the predecessor periods presented, OfficeMax allocated debt and interest costs to Boise Forest Products Operations based on its average asset balances. OfficeMax occasionally used derivative financial instruments, such as interest rate swaps, rate hedge agreements, and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. The effects of these financial instruments are not included in the predecessor financial statements other than through OfficeMax’s allocations to our predecessor.

ITEM 4.                CONTROLS AND PROCEDURES

(a)

As of the end of the period covered by this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was conducted to determine whether the company’s disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management. Based on that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information that the company is required to disclose in its filings with the SEC.

(b)

Since our evaluation, we have made no significant changes in the design or operation of our internal controls. Likewise, we have not taken corrective actions or made changes to other factors that could significantly affect the design or operation of these controls.

PART II—OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

Legal Proceedings

                We are a party to various legal proceedings arising in the normal course of our business. We have also assumed responsibility for a small number of legal proceedings that arose before we acquired our assets from OfficeMax. Management does not believe these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial position or results of operations. OfficeMax agreed to retain responsibility for all legal proceedings not explicitly assumed by us.

Environmental Matters

                We are not currently involved in any material environmental proceedings. OfficeMax retained responsibility for environmental claims and liabilities related to businesses, facilities, and other assets not purchased by us in the Acquisition. In addition, OfficeMax indemnifies us for hazardous substance releases and other environmental regulatory violations that relate to the businesses we did purchase and that occurred before the Acquisition or arose from pre-Acquisition operations. OfficeMax, however, may not have sufficient funds to satisfy in full its indemnification obligations and, in some cases, we may not be entitled to indemnification. Management does not believe that the potential exposure to the company for environmental matters would have a material adverse effect on our financial position or results of operations, even if OfficeMax failed to fulfill its indemnification responsibilities.

ITEM 6.                EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Samuel K. Cotterell
Samuel K. Cotterell Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  August 11, 2005

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005

Number	Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Cascade Company
99	Financial Statements of Boise Land & Timber Holdings Corp.