Form 10-Q
period 2005-09-30
BOISE CASCADE CO
filed 2005-11-03
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-122770

BOISE CASCADE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	20-2807265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Jefferson Street
P.O. Box 50
Boise, Idaho  83728

(Address of principal executive offices, including zip code)

(208) 384-6161

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of September 30, 2005
Class A common stock, $0.01 par value	0
Class B common stock, $0.01 par value	41,303,763
Class C common stock, $0.01 par value	2,671,302

Table of Contents

		PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements		1
	Notes to Unaudited Quarterly Consolidated Financial Statements		7
	1.	Basis of Presentation	7
	2.	Purchase of OfficeMax’s Paper and Forest Products Assets	8
	3.	Transactions With Related Parties	8
	4.	Vendor and Customer Rebates and Allowances	10
	5.	Other (Income) Expense, Net	10
	6.	Income Taxes	11
	7.	Leases	11
	8.	Investments in Equity Affiliate	11
	9.	Inventories	12
	10.	Goodwill and Intangible Assets	12
	11.	Debt	13
	12.	Financial Instruments	15
	13.	New and Recently Adopted Accounting Standards	16
	14.	Retirement and Benefit Plans	18
	15.	Segment Information	18
	16.	Commitments and Guarantees	21
	17.	Consolidating Guarantor and Non-Guarantor Financial Information	23
	18.	Legal Proceedings and Contingencies	29
	19.	Pro Forma Adjustments	29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		29
	Our Segments		30
	Summary of Results of Operations		30
	Purchase of OfficeMax’s Paper and Forest Products Assets		31
	Results of Operations		32
	Liquidity and Capital Resources		37
	Inflationary and Seasonal Influences		41
	Environmental		41
	Critical Accounting Estimates		42
	Cautionary and Forward-Looking Statements		42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		49

Item 4.	Controls and Procedures		50

		PART II—OTHER INFORMATION

Item 1.	Legal Proceedings		51

Item 6.	Exhibits		51

All reports we file with the Securities and Exchange Commission (SEC) are available free of charge via Electronic Data Gathering Analysis and Retrieval (EDGAR) through the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.bc.com, as soon as reasonably practicable after filing such material with the SEC.

PART 1—FINANCIAL INFORMATION

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

Boise Cascade Company

Consolidated Statements of Income

(unaudited, in thousands)

	Boise	Predecessor
	Three Months Ended September 30
	2005	2004
Sales
Trade	$1,423,005	$1,417,753
Related parties	133,292	141,546
	1,556,297	1,559,299

Costs and expenses
Materials, labor, and other operating expenses	1,358,764	1,295,191
Fiber costs from related parties	—	30,342
Depreciation, amortization, and depletion	33,044	59,407
Selling and distribution expenses	69,185	67,239
General and administrative expenses	15,861	25,774
Other (income) expense, net	60	1,452
	1,476,914	1,479,405

Income from operations	79,383	79,894

Foreign exchange gain	1,039	1,064
Interest expense	(31,055)	(21,281)
Interest income	367	199
	(29,649)	(20,018)

Income before income taxes	49,734	59,876
Income tax provision	(21,260)	(24,701)
Net income	$28,474	$35,175

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company

Consolidated Statements of Income

(unaudited, in thousands)

	Boise	Predecessor
	Nine Months Ended September 30
	2005	2004
Sales
Trade	$4,057,406	$4,001,281
Related parties	425,773	397,639
	4,483,179	4,398,920

Costs and expenses
Materials, labor, and other operating expenses	3,878,831	3,713,777
Fiber costs from related parties	17,609	86,401
Depreciation, amortization, and depletion	95,393	176,055
Selling and distribution expenses	195,947	190,843
General and administrative expenses	53,101	67,831
Other (income) expense, net	3,848	14,085
	4,244,729	4,248,992

Income from operations	238,450	149,928

Equity in net income of affiliate	—	6,308
Gain on sale of equity affiliate	—	46,498
Foreign exchange gain (loss)	(2)	649
Change in fair value of interest rate swaps	9,886	—
Interest expense	(137,499)	(64,730)
Interest income	2,151	524
	(125,464)	(10,751)

Income before income taxes	112,986	139,177
Income tax provision	(34,242)	(55,402)
Net income	$78,744	$83,775

Pro forma income data—Note 19
Net income as reported	$78,744
Pro forma income taxes	(15,192)
Pro forma net income	$63,552

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company

Consolidated Balance Sheets

(unaudited, in thousands)

	September 30, 2005	December 31, 2004
ASSETS

Current
Cash and cash equivalents	$175,112	$163,345
Receivables
Trade, less allowances of $2,560 and $2,323	403,994	276,668
Related parties	38,054	42,055
Other	17,841	19,174
Inventories	621,308	594,869
Deferred income taxes	36,097	—
Other	14,879	15,621
	1,307,285	1,111,732

Property
Property and equipment
Land and land improvements	80,843	83,123
Buildings and improvements	222,838	204,704
Machinery and equipment	1,289,909	1,196,978
	1,593,590	1,484,805

Accumulated depreciation	(108,805)	(18,956)
	1,484,785	1,465,849
Fiber farms and timber deposits	52,553	44,646
	1,537,338	1,510,495

Note receivable from related party	—	157,509
Deferred financing costs	36,624	84,054
Goodwill	14,871	18,390
Intangible assets	32,412	34,357
Other assets	34,312	15,532
Total assets	$2,962,842	$2,932,069

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company

Consolidated Balance Sheets (continued)

(unaudited, in thousands except for equity units and shares)

	September 30, 2005	December 31, 2004
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$8,400	$13,300
Income taxes payable	6,152	272
Accounts payable
Trade	367,697	310,148
Related parties	507	150
Accrued liabilities
Compensation and benefits	95,099	62,495
Interest payable	16,213	8,584
Other	47,667	43,359
	541,735	438,308

Debt
Long-term debt, less current portion	1,477,400	1,966,700
Note payable to related party, net	266,405	—
	1,743,805	1,966,700

Other
Deferred income taxes	60,269	—
Compensation and benefits	152,871	133,648
Other long-term liabilities	32,590	23,573
	245,730	157,221

Commitments and contingent liabilities

Capital
Series A equity units—no par value; 66,000,000 units authorized; 0 and 66,000,000 units outstanding	—	36,868
Series B equity units—no par value; 549,000,000 units authorized; 0 and 549,000,000 units outstanding	—	332,972
Series C equity units—no par value; 38,165,775 units authorized; 0 and 35,600,120 units outstanding	—	—
Series A preferred stock—$0.01 par value; 66,000,000 shares authorized; 66,000,000 and 0 shares issued and outstanding	39,112	—
Class A common stock—$0.01 par value; 150,000,000 shares authorized; 0 and 0 shares issued and outstanding	—	—
Class B common stock—$0.01 par value; 100,000,000 shares authorized; 41,303,763 and 0 shares issued and outstanding	413	—
Class C common stock—$0.01 par value; 10,000,000 shares authorized; 2,671,302 and 0 shares issued and outstanding	27	—
Additional paid-in capital	336,202	—
Retained earnings from May 9, 2005	44,695	—
Accumulated other comprehensive income	11,123	—
Total capital	431,572	369,840

Total liabilities and capital	$2,962,842	$2,932,069

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Boise	Predecessor
	Nine Months Ended September 30
	2005	2004
Cash provided by (used for) operations
Net income	$78,744	$83,775
Items in net income not using (providing) cash
Equity in net income of affiliate	—	(6,308)
Depreciation, depletion, and amortization of deferred financing costs and other costs	145,867	176,055
Related-party interest expense	13,690	—
Deferred income tax provision	21,032	7,750
Pension and other postretirement benefit expense	21,388	60,821
Change in fair value of interest rate swaps	(9,886)	—
Management equity units expense	2,188	—
Gain on sales of assets	—	(46,745)
Other	(1,341)	(649)
Decrease (increase) in working capital
Receivables	(121,816)	(294,296)
Inventories	(26,467)	(47,459)
Accounts payable and accrued liabilities	93,705	89,986
Pension and other postretirement benefit payments	(508)	(60,821)
Current and deferred income taxes	5,917	(5,907)
Other	4,827	(7,129)
Cash provided by (used for) operations	227,340	(50,927)

Cash provided by (used for) investment
Expenditures for property and equipment	(116,791)	(121,856)
Repayment of note receivable from related party	157,509	—
Sales of assets	12,575	103,229
Other	654	(1,151)
Cash provided by (used for) investment	53,947	(19,778)

Cash provided by (used for) financing
Tax distributions to members	(23,295)	—
Note payable to related party, net	251,042	—
Payments of long-term debt	(1,334,200)	—
Issuances of long-term debt	840,000	—
Net equity transactions with OfficeMax	—	16,264
Net debt issuances	—	54,441
Other	(3,067)	—
Cash provided by (used for) financing	(269,520)	70,705

Increase in cash and cash equivalents	11,767	—

Balance at beginning of the period	163,345	—

Balance at end of the period	$175,112	$—

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company

Consolidated Statements of Capital

(unaudited, in thousands)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
Balance at December 31, 2004	66,000	$36,868	549,000	$332,972	35,600	$—	$369,840

Net income	—	—	—	29,153	—	3,099	32,252
Management equity units expense	—	—	—	1,041	—	—	1,041
Other comprehensive income (a)
Cash flow hedges	—	—	—	(310)	—	—	(310)
Paid-in-kind dividend	—	1,035	—	(1,035)	—	—	—
Tax distributions to members	—	—	—	(21,966)	—	(1,423)	(23,389)
Repurchase of equity units	—	—	(100)	(55)	(60)	—	(55)
Equity units exchanged for preferred and common stock (b)	(66,000)	(37,903)	(548,900)	(339,800)	(35,540)	(1,676)	(379,379)
Balance at May 9, 2005	—	$—	—	$—	—	$—	$—

	Series A Preferred Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Capital
Balance at May 9, 2005 (b)	66,000	$37,903	41,307	$413	2,675	$27	$335,085	$—	$5,951	$379,379

Net income	—	—	—	—	—	—	—	46,492	—	46,492
Management equity units expense	—	—	—	—	—	—	1,147	—	—	1,147
Other comprehensive income (a)
Cash flow hedges	—	—	—	—	—	—	—	—	5,172	5,172
Paid-in-kind dividend	—	1,209	—	—	—	—	—	(1,209)	—	—
Tax distribution to members	—	—	—	—	—	—	—	(588)	—	(588)
Repurchase of common stock	—	—	(3)	—	(4)	—	(30)	—	—	(30)
Balance at September 30, 2005	66,000	$39,112	41,304	$413	2,671	$27	$336,202	$44,695	$11,123	$431,572

(a)                                  Comprehensive income, net of taxes, for the three and nine months ended September 30, 2005, was $36.2 million and $83.6 million.

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

On May 18, 2005, the Securities and Exchange Commission (SEC) declared our registration statement, filed on Form S-1 (Registration No. 333-122770) as amended, under the Securities Act of 1933, effective. Although we have not issued shares under this registration statement, we became a registrant with the SEC and, accordingly, began filing periodic reports with them. We also have publicly-traded, registered debt securities, which also require the filing of such reports. These unaudited quarterly consolidated financial statements and notes should be read together with the consolidated financial statements and notes filed with the SEC in our registration statement on Form S-1, as amended, on May 18, 2005 (Registration Statement).

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. Net income for the three and nine months ended September 30, 2005 and 2004, involved estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year.

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform with the current year’s presentation. These reclassifications did not affect net income.

As used in these consolidated financial statements, the terms “Boise” and “we” refer to Boise Cascade Company and its consolidated subsidiaries and their predecessors in interest. The terms “Boise Forest Products Operations” and “predecessor” refer to the paper and forest products assets of OfficeMax Incorporated (OfficeMax) that we acquired on October 29, 2004, from OfficeMax. OfficeMax was formerly known as Boise Cascade Corporation. See Note 2, Purchase of OfficeMax’s Paper and Forest Products Assets, of the Notes to Consolidated Financial Statements in our Registration Statement.

We are a diversified, North American, paper and forest products company. We are headquartered in Boise, Idaho. The unaudited quarterly consolidated financial statements present the financial results of Boise for the three and nine months ended September 30, 2005, and the results of Boise Forest Products Operations for the three and nine months ended September 30, 2004. We have five reportable segments:  Paper, Packaging & Newsprint, Wood Products, Building Materials Distribution, and Corporate and Other. Historically, OfficeMax conducted Boise Forest Products Operations in three segments:  Boise Paper Solutions, Boise Building Solutions, and Corporate and Other. We have recast the financial statements of our predecessor included herein to conform to our current segment presentation. See Note 15, Segment Information in this Report on Form 10-Q, for additional information on our reportable segments.

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

2.                                      Purchase of OfficeMax’s Paper and Forest Products Assets

On October 29, 2004, we acquired OfficeMax’s paper and forest products assets, other than its timberlands operations, for an aggregate purchase price of $2.2 billion, including approximately $140 million of related fees and expenses (the Acquisition). For more information about our purchase of OfficeMax’s paper and forest products assets, see Note 2, Purchase of OfficeMax’s Paper and Forest Products Assets, of the Notes to Consolidated Financial Statements in our Registration Statement.

We accounted for the Acquisition using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the Acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill.

The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. During the nine months ended September 30, 2005, we recorded $3.5 million of purchase price adjustments that decreased the recorded amount of goodwill (see Note 10, Goodwill and Intangible Assets). The adjustments were related to fair value adjustments, liability accruals, and pension and other severance adjustments.

Restructuring Activities

In connection with the Acquisition, we are evaluating the acquired facilities and organizational structure. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, exit activities related to the Acquisition will increase goodwill. We had one year from the acquisition date to develop our restructuring plans and adjust goodwill. At December 31, 2004, we had finalized a portion of our plans in sufficient detail to meet the requirements of EITF 95-3 to record a liability. During the nine months ended September 30, 2005, we recorded an additional restructuring reserve of $7.4 million. These charges reflect additional severance costs and increase the total restructuring reserve recorded since the Acquisition to $21.6 million. Most of the severance cost adjustments relate to severance costs for 330 employees. At September 30, 2005, we had terminated approximately 290 employees. Most of the remaining costs will be paid during 2005.

At September 30, 2005, approximately $9.0 million of the 2004 restructuring reserve was included in “Accrued liabilities, Compensation and benefits,” and $0.1 million was included in “Accrued liabilities, Other.” Of the $9.1 million restructuring reserve, $2.8 million was recorded in our Paper segment, $0.1 million in Packaging & Newsprint, $0.1 million in Wood Products, and $6.1 million in Corporate and Other. Restructuring reserve liability account activity related to these charges is as follows (in thousands):

	Severance	Other	Total
2004 restructuring reserve	$13,768	$501	$14,269
Charges against reserve	(1,012)	(1)	(1,013)
Restructuring reserve at December 31, 2004	12,756	500	13,256

Charges against reserve	(10,962)	(597)	(11,559)
Costs incurred and charged to goodwill	7,135	221	7,356
Restructuring reserve at September 30, 2005	$8,929	$124	$9,053

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

Predecessor
Nine Months Ended September 30, 2004
Cash collections	$(4,208,377)
Payment of accounts payable	4,062,681
Capital expenditures and acquisitions	121,856
Income taxes	47,652
Net debt issuances	(54,441)
Corporate general and administrative allocation	38,342
Other	8,551
Net equity transactions with OfficeMax	$16,264

During the predecessor periods presented, our predecessor used services and administrative staff of OfficeMax. These services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. The costs not specifically identifiable to Boise Forest Products Operations were allocated based on average sales, assets, and labor costs. For the predecessor nine months ended September 30, 2004, the allocated costs amounted to $38.3 million. These costs are included in “General and administrative expenses” in the Consolidated Statement of Income. Management believes these allocations are a reasonable reflection of our predecessor’s use of such services. However, they may not necessarily be indicative of costs to be incurred by us in the future.

At September 30, 2005, we had a $266.4 million note payable to a subsidiary of Boise Land & Timber Holdings Corp. (Timber Holdings) recorded as “Note payable to related party, net” in the Consolidated Balance Sheet. For more information, see Note 11, Debt. For the nine months ended September 30, 2005, we recorded $13.7 million of interest expense for the note.

At December 31, 2004, we had a $157.5 million note receivable from a subsidiary of Timber Holdings recorded as “Note receivable from related party” on our Consolidated Balance Sheet. The note was repaid in February 2005. The note accrued interest at 6%.  For the nine months ended September 30, 2005, we recorded $0.9 million of interest income from the note.

During each of the periods presented, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. During the three and nine months ended September 30, 2005, sales to OfficeMax were $133.3 million and $425.8 million. For the three and nine months ended September 30, 2004, sales to OfficeMax were $141.5 million and $395.1 million. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income. Sales to OfficeMax represent a concentration in the volume of business transacted and the revenue generated from these transactions. Apart from these sales, concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are sold, as well as their dispersion across many geographic areas.

During the periods presented, we purchased fiber from related parties at prices that approximated market prices. During the three and nine months ended September 30, 2005, fiber purchases from Boise Land & Timber Corp., a subsidiary of Timber Holdings, were zero and $17.6 million. On February 4, 2005, Timber Holdings sold all of its timberlands. For the three and nine months ended September 30, 2004, fiber purchases from OfficeMax’s timberlands operations were $30.3 million and $86.4 million. The costs associated with these purchases are recorded as “Fiber costs from related parties” in the Consolidated Statements of Income.

During the predecessor periods, most Boise Forest Products Operations employees, along with some employees of OfficeMax, participated in OfficeMax’s defined benefit pension plans. In addition, most employees of Boise Forest Products Operations were eligible for participation in OfficeMax’s defined contribution plans. For the three and nine months ended September 30, 2004, the Consolidated Statements of Income included $22.3 million and $69.7 million of expenses attributable to our participation in OfficeMax’s defined benefit and defined contribution plans.

Boise Forest Products Operations employees and former employees also participated in OfficeMax’s other postretirement benefit plans. All of the postretirement benefit plans are unfunded (see Note 14, Retirement and Benefit Plans). In addition, employees participated in OfficeMax’s stock compensation programs.

For more information, see Note 13, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in our Registration Statement.

4.                                      Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2005, and December 31, 2004, we had $2.9 million and $2.0 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

Included in the vendor rebate programs referred to above are various volume purchase rebate programs. These programs generally include annual purchase targets and may offer increasing tiered rebates based on our reaching defined purchase levels. For such tiered rebate programs, the company calculates an estimated consideration based on the probability of the rebate being earned during the year. We review sales projections and related purchases on a quarterly basis and adjust the estimated consideration accordingly. We record consideration received for these programs as a reduction of “Materials, labor, and other operating expenses” as the related inventory is sold.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. At September 30, 2005, and December 31, 2004, we had $21.9 million and $20.4 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on the Consolidated Balance Sheets.

5.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows (in thousands):

	Boise	Predecessor	Boise	Predecessor
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Sale of plywood and lumber operations (a)	$—	$—	$—	$7,123
Sale of receivables (b)	—	933	—	2,176
Loss on sales of assets	77	1,188	363	3,082
Write-off of offering costs (c)	—	—	3,600	—
Other, net	(17)	(669)	(115)	1,704
	$60	$1,452	$3,848	$14,085

(a)                                  In February 2004, Boise Forest Products Operations sold its plywood and lumber facilities in Yakima, Washington. In connection with the sale, it recorded $7.1 million of costs in “Other (income) expense, net” in its Consolidated Statement of Income for the nine months ended September 30, 2004. However, the sale also resulted in a $7.4 million reduction in the estimated LIFO reserve, which was recorded in “Materials, labor, and other operating expenses.”

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

6.                                      Income Taxes

On May 9, 2005, we converted to a corporation. Prior to the conversion, we were a limited liability company and were not subject to entity-level income taxation. The taxes with respect to these operations were payable by our equity holders in accordance with their respective ownership percentages. During the three and nine months ended September 30, 2005, we made $3.7 million and $23.3 million of cash distributions to permit our equity holders to pay the taxes. Both our senior secured credit facilities and the indenture governing our notes permitted these distributions.

Tax expenses and benefits related to operations prior to May 9 were recognized by the partners of the limited liability company. For the period of May 9 through September 30, 2005, we recorded income tax expense at an estimated annual effective tax provision rate of 43.5%. The effect of establishing deferred taxes upon conversion to a corporation was not material to income tax expense.

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

For the nine months ended September 30, 2005, cash payments for taxes, subsequent to converting to a corporation, net of refunds received, were $7.3 million. For the nine months ended September 30, 2004, cash payments for taxes, net of refunds received, were $47.7 million.

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

	Boise	Predecessor	Boise	Predecessor
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Rental expense	$4,904	$4,575	$13,202	$13,227
Sublease rental income	5	4	71	22

For the operating leases with remaining terms of more than one year, the minimum lease payment requirements are $3.1 million for the last quarter of 2005, $11.8 million for 2006, $11.2 million for 2007, $9.9 million for 2008, and $8.7 million for 2009, with total payments thereafter of $36.1 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options, averaging 8.2 years, with fixed payment terms similar to those in the original lease agreements.

8.                                      Investments in Equity Affiliate

In May 2004, Boise Forest Products Operations sold its 47% interest in Voyageur Panel, which owned an oriented strand board plant in Barwick, Ontario, Canada, and recorded a $46.5 million gain on the sale in “Gain on sale of equity affiliate” in the Consolidated Statement of Income for the nine months ended September 30, 2004.

Prior to the sale, Boise Forest Products Operations accounted for the joint venture under the equity method. Accordingly, the results do not include the joint venture’s sales but do include $6.3 million of equity in earnings for the nine months ended September 30, 2004.

9.                                      Inventories

Inventories include the following (in thousands):

	September 30, 2005	December 31, 2004
Finished goods and work in process	$399,747	$384,772
Logs	57,943	62,406
Other raw materials and supplies	163,618	147,691
	$621,308	$594,869

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

Changes in the carrying amount of our goodwill by segment are as follows (in thousands):

	Paper	Packaging & Newsprint	Wood Products	Building Materials Distribution	Corporate and Other	Total
Balance at December 31, 2004	$8,776	$1,510	$3,198	$348	$4,558	$18,390
Purchase price adjustments (Note 2)	(2,325)	847	212	2,305	(4,558)	(3,519)
Balance at September 30, 2005	$6,451	$2,357	$3,410	$2,653	$—	$14,871

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

	Nine Months Ended September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$22,800	$—	$22,800
Customer relationships	6,800	(1,248)	5,552
Technology	5,080	(1,020)	4,060
	$34,680	$(2,268)	$32,412

	Period Ended December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$22,800	$—	$22,800
Customer relationships	6,800	(227)	6,573
Technology	5,080	(96)	4,984
	$34,680	$(323)	$34,357

Intangible asset amortization expense was $0.6 million and $1.9 million for the three and nine months ended September 30, 2005, and $0.01 million and $0.04 million for the three and nine months ended September 30, 2004. The estimated amortization expense is $2.6 million in 2005, $2.5 million in 2006, $2.4 million in 2007, $2.3 million in 2008, and $1.8 million in 2009.

11.                               Debt

At September 30, 2005, and December 31, 2004, our long-term debt consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Revolving credit facility, due 2010	$—	$—
Tranche B term loan, due 2011	—	1,330,000
Tranche D term loan, due 2011	835,800	—
Senior unsecured floating-rate notes, due 2012	250,000	250,000
7.125% senior subordinated notes, due 2014	400,000	400,000
	1,485,800	1,980,000
Less current portion	(8,400)	(13,300)
	1,477,400	1,966,700
Note payable to related party, net, due 2015	266,405	—

	$1,743,805	$1,966,700

Amended and Restated Credit Facilities

On April 18, 2005, we amended and restated our senior secured credit facilities, which consisted of a six-year $400.0 million senior secured revolving credit facility and a seven-year senior secured Tranche B term loan (used to fund the Acquisition and for general corporate purposes). Our amended and restated senior secured credit facilities consisted of a $475.0 million revolving credit facility due in 2010 and an $840.0 million Tranche D term loan due in 2011(the Facilities). In connection with our amendment and restatement, we repaid all amounts outstanding under our Tranche B term loan.

Our amended revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At September 30, 2005, we had no borrowings outstanding under our revolving credit facility, however, $54.7 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $420.3 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25%, or the federal funds plus 1.00% to 1.75%; or (ii) LIBOR plus 1.50% to 2.25%. During the three months ended September 30, 2005, the average interest rate for our borrowings under the revolver was 4.3%. For the nine months ended September 30, 2005, the average interest rate for our borrowings under the revolver was 5.1%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. During the nine months ended September 30, 2005, our minimum and maximum borrowings under the revolver were zero and $126.5 million. The average amount of borrowings outstanding under the revolver during the nine months ended September 30, 2005, was $15.7 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40 million from individual banks that are parties to the agreement. Swingline borrowings do not increase our borrowing availability under the revolving credit facility agreement.

At September 30, 2005, $835.8 million was outstanding under the Tranche D term loan amended and restated credit facility, and our borrowing rate was 5.7%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.75%, or the federal funds effective rate plus 1.25%, (ii) or the LIBOR plus 1.75%. We are required to make scheduled principal payments on the Tranche D term loan in the amounts of $2.1 million for the remainder of 2005, $8.4 million in each of 2006 through 2009, and $6.3 million in 2010.

Borrowings under the Facilities are subject to certain financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures. At September 30, 2005, we were in compliance with these covenants.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At September 30, 2005, our borrowing rate for the $250.0 million senior unsecured floating-rate notes was 6.5%.

Note Payable to Related Party, Net

At September 30, 2005, we had a $266.4 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on our Consolidated Balance Sheet. The note is subject to adjustment based on transactions between the subsidiary and us. Our borrowing rate under the note is 8%, and the note matures February 4, 2015. For the three and nine months ended September 30, 2005, we recorded $5.4 million and $13.7 million of interest expense related to the note. Timber Holdings is a guarantor of our debt (see Note 17, Consolidating Guarantor and Non-Guarantor Financial Information).

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt, which gave us an effective interest rate on all of our variable-rate debt of 5.6% at September 30, 2005. For additional information on our interest rate swaps, see Note 12, Financial Instruments.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the shorter of the call period or the terms of the loans, which range from three to eight years. At September 30, 2005, and December 31, 2004, we had $36.6 million and $84.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan, we recorded a $43.0 million charge for the write-off of the deferred financing costs. We recorded the $43.0 million charge in “Interest expense” in our Consolidated Statement of Income for the nine months ended September 30, 2005.

At September 30, 2005, our average effective interest rate, including the effect of our interest rate swaps, on all of our debt except for our note payable to related party, net, was 6.0%.

Subsequent Event

On October 26, 2005, our wholly owned subsidiary, Boise Cascade, L.L.C. (Boise LLC), and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America, National Association, and Calyon New York Branch (Investors). Under this three-year program, Boise LLC will sell its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a fully consolidated, wholly owned, special purpose subsidiary. In turn, Birch Creek will sell the receivables to affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program will be accounted for as a secured borrowing. The receivables outstanding under this program and the corresponding debt will be included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheet. Financing costs associated with the program will be included in “Interest expense” in our Consolidated Statements of Income (Loss). The cost of funds under this program will vary based on changes in interest rates.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and cannot exceed $250 million. The accounts receivable securitization program contains the same financial covenants as our existing amended and restated credit facilities. Boise LLC entered into this receivable securitization program to obtain additional funding flexibility at rates that are favorable to its existing borrowing arrangements. Further details regarding this agreement were disclosed on our Form 8-K filed with the SEC on November 1, 2005.

We used the net proceeds from the initial sale of receivables under this receivables securitization program to reduce our term loan borrowings under our amended and restated credit facilities.

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

Cash payments for interest, net of interest capitalized, were $65.7 million and $62.3 million for the nine months ended September 30, 2005 and 2004.

12.                               Financial Instruments

We are exposed to risks such as changes in interest rates, commodity prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge, or we designate the derivative as a cash flow hedge or a fair value hedge. We formally document all relationships between hedging instruments and the hedged item, as well as our risk management objectives and strategy for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in current income (loss).

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheet at fair value. Changes in the fair value of derivatives are recorded in either income (loss) or accumulated other comprehensive income (loss), as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in accumulated other comprehensive income in the period in which changes in fair value occur and is reclassified to income (loss) in the same period in which the hedged item affects income (loss) and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in current income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At September 30, 2005, the estimated current market value of our fixed rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $24.7 million less than the amount reported on our Consolidated Balance Sheet.

Our obligations under our senior secured credit facilities and senior notes expose us to changes in short-term interest rates since interest rates on this debt are variable. In November 2004, we entered into four interest rate swaps with a total notional amount of $550 million to hedge the exposure to interest rate fluctuations associated with our Tranche B term loan. The swaps on $300 million of our Tranche B term loan were fixed at an average pay rate of 3.3% and expire in December 2007, while the swaps on $250 million of our Tranche B term loan were fixed at an average pay rate of 3.5% and expire in December 2008. With the anticipated repayment of the Tranche B term loan, these interest rate swaps were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. In second quarter 2005, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under our Facilities and recognized $5.3 million of noncash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss. The net $9.9 million of value that was recorded in “Other assets” on our Consolidated Balance Sheet will result in higher interest expense over the remaining life of the interest rate swaps. The four interest rate swaps with a total notional amount of $550 million gave us an effective interest rate of 5.3% on that debt at September 30, 2005. Ineffectiveness related to the redesignated hedges was not significant.

In November 2004, we also entered into two 3.7% interest rate swaps with an aggregate notional amount of $250 million to hedge the exposure to floating-rate interest rate risks associated with our senior unsecured floating-rate notes, which gave us an effective interest rate on that debt of 6.6% at September 30, 2005. These swaps expire in October 2009. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps were recorded in “Series B equity units” prior to our conversion to a corporation and in “Accumulated other comprehensive income” subsequent to our conversion and were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. There was no ineffectiveness related to these hedges.

Predecessor Period

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

13.                               New and Recently Adopted Accounting Standards

New Accounting Standards

In September 2005, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. The consensus identifies circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. Early application is permitted. We expect to adopt this standard January 1, 2006. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and Staff Accounting Bulletin No. 104, Revenue Recognition, we record sales and purchases related to our inventory buy/sell arrangements in our Packaging & Newsprint segment on a gross basis in our

Consolidated Statements of Income. The consensus reached in EITF 04-13, however, will require us to report these inventory buy/sell transactions on a net basis in the Consolidated Statements of Income. This consensus has no impact on net income. Had this consensus been in effect, it would have reduced sales $13.8 million and $48.7 million for the three and nine months ended September 30, 2005, and, would have reduced materials, labor, and other operating expenses by about the same amounts. For the three and nine months ended September 30, 2004, this consensus would have caused our predecessor to reduce sales $15.7 million and $45.9 million and reduce materials, labor, and other operating expenses by about the same amounts.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation No. 47 clarifies that a liability must be recognized, if the fair value of the liability can be reasonably estimated, for a legal obligation to perform an asset retirement activity when the timing or method of settlement are conditional on future events that may or may not be within the control of the company. Interpretation No. 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation exists. We will adopt Interpretation No. 47 in December 2005. We do not expect it to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 addresses the measurement of exchanges of certain nonmonetary assets (except for certain exchanges of products or property held for sale in the ordinary course of business). It amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, and requires that nonmonetary exchanges be accounted for at the fair value of the assets exchanged, with gains or losses being recognized, if the fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. We do not expect SFAS No. 153 to have a material impact on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after September 15, 2005. We do not expect SFAS No. 151 to have a material impact on our financial position or results of operations.

Recently Adopted Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement requires an entity to use the fair-value method to recognize in the income statement the fair value of stock options and other equity-based compensation issued to employees on the grant date and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic-value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123 as originally issued. We adopted this statement effective October 29, 2004. We account for awards under our management equity agreement using the fair-value method.

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

14.                               Retirement and Benefit Plans

The following represents the components of net periodic pension and postretirement benefit costs in accordance with revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits. The components of net periodic benefit costs are as follows (in thousands):

	Pension Benefits		Other Benefits
	Boise	Predecessor	Boise	Predecessor
	Three Months Ended September 30		Three Months Ended September 30
	2005	2004	2005	2004
Service cost	$6,363	$7,476	$162	$316
Interest cost	7,703	19,790	266	1,460
Expected return on plan assets	(7,585)	(18,923)	—	—
Recognized actuarial loss	94	7,185	—	308
Amortization of prior service costs and other	—	1,270	—	(267)
Company-sponsored plans	6,575	16,798	428	1,817
Multiemployer pension plans	119	119	—	—
Net periodic benefit cost	$6,694	$16,917	$428	$1,817

	Pension Benefits		Other Benefits
	Boise	Predecessor	Boise	Predecessor
	Nine Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service cost	$19,088	$22,675	$483	$911
Interest cost	23,110	59,771	802	4,207
Expected return on plan assets	(22,753)	(57,198)	—	—
Recognized actuarial loss	280	21,703	—	890
Amortization of prior service costs and other	—	8,224	—	(770)
Company-sponsored plans	19,725	55,175	1,285	5,238
Multiemployer pension plans	378	408	—	—
Net periodic benefit cost	$20,103	$55,583	$1,285	$5,238

Under the terms of the Acquisition, OfficeMax retained all pension costs related to its employees who retired or were terminated on or before July 31, 2004, and all postretirement benefits costs related to its employees who retired or were terminated before the Acquisition. In addition, OfficeMax contributed sufficient assets to the defined benefit pension plans to fund the accumulated benefit obligation for the employees of the acquired businesses at a 6.25% discount rate, which improved the funded position of the pension plans at the time the plans were transferred to Boise in connection with the Acquisition. The reduced liability and increased funding reduced expense for pension and other benefits in the three and nine months ended September 30, 2005, compared with the predecessor periods a year ago.

In 2005, we are not required to make a minimum contribution to our pension plans; however, we may decide to make voluntary contributions.

15.                               Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in our Registration Statement.

An analysis of our operations by segment follows (in millions):

	Boise
	Sales				Income (Loss)	Depreciation, Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Depletion	(a)
Three months ended September 30, 2005
Paper	$207.1	$133.3	$9.7	$350.1	$10.1	$13.8	$23.9
Packaging & Newsprint	161.1	—	22.4	183.5	6.3	9.2	15.5
Wood Products	206.2	—	132.4	338.6	34.7	6.2	41.0
Building Materials Distribution	842.5	—	0.2	842.7	34.4	2.4	36.8
Corporate and Other	6.1	—	11.7	17.8	(5.1)	1.4	(3.7)
	1,423.0	133.3	176.4	1,732.7	80.4	33.0	113.5
Intersegment eliminations	—	—	(176.4)	(176.4)	—	—	—
Interest expense	—	—	—	—	(31.1)	—	—
Interest income	—	—	—	—	0.4	—	—
	$1,423.0	$133.3	$—	$1,556.3	$49.7	$33.0	$113.5

	Predecessor
					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Depletion	(a)
Three months ended September 30, 2004
Paper	$202.3	$141.5	$14.5	$358.3	$7.5	$36.5	$44.0
Packaging & Newsprint	164.3	—	19.6	183.9	8.2	10.6	18.8
Wood Products	238.5	—	120.7	359.2	48.0	7.1	55.1
Building Materials Distribution	805.5	—	—	805.5	31.9	1.9	33.8
Corporate and Other	7.2	—	0.9	8.1	(14.6)	3.3	(11.3)
	1,417.8	141.5	155.7	1,715.0	81.0	59.4	140.4
Intersegment eliminations	—	—	(155.7)	(155.7)	—	—	—
Interest expense	—	—	—	—	(21.3)	—	—
Interest income	—	—	—	—	0.2	—	—
	$1,417.8	$141.5	$—	$1,559.3	$59.9	$59.4	$140.4

	Boise
	Sales				Income (Loss)	Depreciation, Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes (b)	Depletion	(a) (b)
Nine months ended September 30, 2005
Paper	$601.8	$425.8	$33.1	$1,060.7	$66.5	$40.2	$106.6
Packaging & Newsprint	483.1	—	62.0	545.1	20.9	27.7	48.5
Wood Products	620.3	—	375.7	996.0	99.2	16.9	116.0
Building Materials Distribution	2,334.4	—	0.5	2,334.9	79.8	6.7	86.5
Corporate and Other	17.8	—	35.6	53.4	(28.0)	3.9	(23.8)
	4,057.4	425.8	506.9	4,990.1	238.4	95.4	333.8
Intersegment eliminations	—	—	(506.9)	(506.9)	—	—	—
Change in fair value of interest rate swaps (c)	—	—	—	—	9.9	—	—
Interest expense (d)	—	—	—	—	(137.5)	—	—
Interest income	—	—	—	—	2.2	—	—
	$4,057.4	$425.8	$—	$4,483.2	$113.0	$95.4	$333.8

	Predecessor
					Income	Depreciation,		Equity in Net
	Sales				(Loss)	Amortization,		Income
		Related	Inter-		Before	and	EBITDA	of
	Trade	Parties	segment	Total	Taxes (e)	Depletion	(a) (e)	Affiliate
Nine months ended September 30, 2004
Paper	$593.4	$395.1	$41.1	$1,029.6	$(27.5)	$107.8	$80.3	$—
Packaging & Newsprint	451.3	—	52.5	503.8	(2.4)	31.5	29.1	—
Wood Products	714.4	2.5	333.8	1,050.7	194.7	21.1	215.8	6.3
Building Materials Distribution	2,218.5	—	—	2,218.5	80.5	5.6	86.1	—
Corporate and Other	23.7	—	46.2	69.9	(41.9)	10.1	(31.9)	—
	4,001.3	397.6	473.6	4,872.5	203.4	176.1	379.4	6.3
Intersegment eliminations	—	—	(473.6)	(473.6)	—	—	—	—
Interest expense	—	—	—	—	(64.7)	—	—	—
Interest income	—	—	—	—	0.5	—	—	—
	$4,001.3	$397.6	$—	$4,398.9	$139.2	$176.1	$379.4	$6.3

(a)                                  EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparison, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying primarily on our GAAP results and by using EBITDA only supplementally. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

(b)                                 Includes $3.6 million for the write-off of costs incurred in connection with the canceled initial public offering.

(c)                                  Includes the change in the fair value of interest rate swaps related to our amended and restated senior credit facilities.

(d)                                 Includes the write-off of $43.0 million of deferred financing costs resulting from the repayment of the Tranche B term loan.

(e)                                  Income before taxes and EBITDA for the nine months ended September 30, 2004, include a $46.5 million pretax gain for the sale of our predecessor’s 47% interest in Voyageur Panel in May 2004 and $6.3 million of equity in earnings from the investment in Voyageur Panel.

The following is a reconciliation of net income (loss) to EBITDA (in millions):

	Boise	Predecessor	Boise	Predecessor
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$28.5	$35.2	$78.7	$83.8
Change in fair value of interest rate swaps	—	—	(9.9)	—
Interest expense	31.1	21.3	137.5	64.7
Interest income	(0.4)	(0.2)	(2.2)	(0.5)
Income tax provision	21.3	24.7	34.2	55.4
Depreciation, amortization, and depletion	33.0	59.4	95.4	176.1
EBITDA	$113.5	$140.4	$333.8	$379.4

16.                               Commitments and Guarantees

Commitments

Our commitment information presented below is as of December 31, 2004, unless otherwise noted. At September 30, 2005, there had been no material changes to our commitments outside the ordinary course of business.

We have commitments for leases and long-term debt that are discussed further in Note 7, Leases, and Note 11, Debt. We have commitments for raw materials and utilities. Most of our raw material commitments are for contracts to purchase timber. On February 4, 2005, Timber Holdings sold all of its timberlands to Forest Capital Partners, LLC, of Boston, Massachusetts, for $1.65 billion in cash (Timberlands Sale). Including the obligations related to the long-term supply contracts entered into in connection with the Timberlands Sale, we have contractual obligations to purchase approximately $1.0 billion of timber. The prices under the contracts related to the Timberlands Sale are set quarterly or semiannually based on regional market prices. The $1.0 billion estimate is based on contract terms or first quarter 2005 pricing. Our timber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, timber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2004, we had approximately $118.2 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2004, or contract language, if available. These obligations represent the face value of the contracts and do not consider resale value, as we use the energy to manufacture our products.

Pursuant to an Additional Consideration Agreement between us and OfficeMax, we may be required to make substantial cash payments to, or receive substantial cash payments from, OfficeMax. Under the Additional Consideration Agreement, the purchase price paid for the paper and forest products assets may be adjusted upward or downward based on paper prices during the six years following the closing date, subject to annual and aggregate caps. Neither party will be obligated to make a payment under the Additional Consideration Agreement in excess of $45 million in any one year. Payments are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. If the payment were based on average paper prices for the period of October 2004 through September 30, 2005, neither party would be required to make payment to the other.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Boise Cascade Company and Timber Holdings (collectively, The Companies) and their respective direct and indirect domestic subsidiaries, excluding foreign subsidiaries, are parties to an amended and restated Credit Agreement dated as of April 18, 2005, with JPMorgan Chase Bank, as Administrative Agent, and certain Lenders named therein and to a related Guarantee and Collateral Agreement of the same date (collectively the Bank Credit Agreements). Boise LLC, a wholly owned direct subsidiary of Boise Cascade Company, acts as borrower under the Bank Credit Agreements for the $835.8 million Tranche D term loan and a $475.0 million revolving credit facility that had no outstanding balance at September 30, 2005, other than reimbursement obligations in respect to $54.7 million of standby letters of credit issued under the revolving facility. In addition, Boise Land & Timber Corp., a wholly owned direct subsidiary of Timber Holdings, acted as borrower under the original Bank Credit Agreements for the $1,225.0 million Tranche C term loan, which was paid in full in February 2005 with the proceeds of the Timberlands Sale. Boise LLC’s loans and reimbursement obligations are guaranteed by The Companies and each of their domestic subsidiaries (other than Boise LLC). Prior to the repayment by Boise Land & Timber Corp. of the Tranche C term loan, The Companies and each of their domestic subsidiaries (other than Boise Land & Timber Corp.) also guaranteed such loan.

Boise LLC and its wholly owned subsidiary, Boise Cascade Finance Corporation, have jointly issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. The senior notes are guaranteed on a senior basis and the subordinated notes on a subordinated basis by The Companies and each of the domestic subsidiaries, excluding foreign subsidiaries, of The Companies, other than Boise LLC and Boise Cascade Finance Corporation, which are the issuers of the notes. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the $250.0 million senior unsecured floating-rate notes and the $400.0 million senior subordinated notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes.

Boise LLC guarantees the obligations and performance of its wholly owned subsidiary, Boise Cascade do Brasil Ltda., under the terms of timber and stumpage purchase agreements in Brazil. These agreements extend through 2014. Boise LLC’s exposure is effectively limited to the loss of its investment in Boise Cascade do Brasil Ltda., which was approximately $37.2 million at September 30, 2005.

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

Boise LLC provides credit support for its principal operating subsidiaries in the form of reimbursement or indemnity obligations to the issuers of surety bonds and standby letters of credit supporting obligations of its operating subsidiaries, arising in the ordinary course of business to suppliers of goods and services and to government entities regulating such subsidiaries’ environmental and workers’ compensation obligations.

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At September 30, 2005, we were not aware of any material liabilities arising from these indemnifications.

In connection with the Timberlands Sale, Boise Cascade Company and Timber Holdings have agreed to indemnify the purchasers for any breach of representation or warranty or covenant contained in the purchase agreement. Our indemnification obligations, with certain exceptions, survive until February 4, 2006, and are subject to a deductible of $16.5 million and an aggregate cap of $100.0 million. In addition, the purchasers have agreed that, if the events giving rise to an indemnification claim against us and Timber Holdings also give rise to an indemnification claim against OfficeMax under OfficeMax’s indemnification obligations arising from its sale of the timberlands operations, the purchasers will pursue remedies directly and exclusively against OfficeMax. In connection with the foregoing, Forest Products Holdings, L.L.C., our majority owner, an entity controlled by Madison Dearborn Partners, LLC, assigned to the purchasers all of its rights to indemnification by OfficeMax with respect to the timberlands operations.

17.                               Consolidating Guarantor and Non-Guarantor Financial Information

The following consolidating financial information presents the statements of income (loss), balance sheets, and cash flow information related to our business. The senior notes are guaranteed on a senior basis, and the senior subordinated notes are guaranteed on a senior subordinated basis, in each case jointly and severally by Boise Cascade Company, by Timber Holdings, and by each of their existing and future subsidiaries (other than the co-issuers, Boise LLC and Boise Cascade Finance Corporation). The non-guarantors include our foreign subsidiaries. Other than the consolidated financial statements and footnotes for Boise Cascade Company and Boise Land & Timber Holdings Corp., financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors. See Exhibit 99 of this Form 10-Q for Boise Land & Timber Holdings Corp. consolidated financial statements and notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company and Subsidiaries
Consolidating Statements of Income (Loss)
for the Three Months Ended September 30, 2005
(in thousands)

	Boise Cascade Company (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$—	$1,405,686	$17,319	$—	$1,423,005
Intercompany	—	855	3,020	14,040	(17,915)	—
Related parties	—	—	133,292	—	—	133,292
	—	855	1,541,998	31,359	(17,915)	1,556,297

Costs and expenses
Materials, labor, and other operating expenses	—	271	1,345,277	31,131	(17,915)	1,358,764
Depreciation, amortization, and depletion	—	948	31,155	941	—	33,044
Selling and distribution expenses	—	—	68,613	572	—	69,185
General and administrative expenses	—	6,660	9,201	—	—	15,861
Other (income) expense, net	—	36	(772)	796	—	60
	—	7,915	1,453,474	33,440	(17,915)	1,476,914

Income (loss) from operations	—	(7,060)	88,524	(2,081)	—	79,383

Foreign exchange gain (loss)	—	3,987	278	(3,226)	—	1,039
Interest expense	—	(31,054)	—	(1)	—	(31,055)
Interest expense—intercompany	—	(71)	—	(357)	428	—
Interest income	—	282	71	14	—	367
Interest income—intercompany	—	357	71	—	(428)	—
	—	(26,499)	420	(3,570)	—	(29,649)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(33,559)	88,944	(5,651)	—	49,734
Income tax (provision) benefit	(20,705)	(12)	(572)	29	—	(21,260)

Income (loss) before equity in net income (loss) of affiliates	(20,705)	(33,571)	88,372	(5,622)	—	28,474

Equity in net income (loss) of affiliates	49,179	82,750	—	—	(131,929)	—
Net income (loss)	$28,474	$49,179	$88,372	$(5,622)	$(131,929)	$28,474

Boise Cascade Company and Subsidiaries
Consolidating Statements of Income (Loss)
for the Nine Months Ended September 30, 2005
(in thousands)

	Boise Cascade Company (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales
Trade	$—	$—	$4,006,126	$51,280	$—	$4,057,406
Intercompany	—	1,711	7,497	42,304	(51,512)	—
Related parties	—	—	425,773	—	—	425,773
	—	1,711	4,439,396	93,584	(51,512)	4,483,179

Costs and expenses
Materials, labor, and other operating expenses	—	1,215	3,835,283	93,845	(51,512)	3,878,831
Fiber costs from related parties	—	—	17,609	—	—	17,609
Depreciation, amortization, and depletion	—	2,784	90,082	2,527	—	95,393
Selling and distribution expenses	—	—	194,395	1,552	—	195,947
General and administrative expenses	—	24,003	29,070	28	—	53,101
Other (income) expense, net	—	3,686	(2,694)	2,856	—	3,848
	—	31,688	4,163,745	100,808	(51,512)	4,244,729

Income (loss) from operations	—	(29,977)	275,651	(7,224)	—	238,450

Foreign exchange gain (loss)	—	4,027	47	(4,076)	—	(2)
Change in fair value of interest rate swaps	—	9,886	—	—	—	9,886
Interest expense	—	(137,495)	—	(4)	—	(137,499)
Interest expense—intercompany	—	(126)	—	(738)	864	—
Interest income	—	1,900	210	41	—	2,151
Interest income—intercompany	—	738	126	—	(864)	—
	—	(121,070)	383	(4,777)	—	(125,464)
Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(151,047)	276,034	(12,001)	—	112,986
Income tax provision	(32,564)	(106)	(1,552)	(20)	—	(34,242)

Income (loss) before equity in net income (loss) of affiliates	(32,564)	(151,153)	274,482	(12,021)	—	78,744

Equity in net income (loss) of affiliates	111,308	262,461	—	—	(373,769)	—
Net income (loss)	$78,744	$111,308	$274,482	$(12,021)	$(373,769)	$78,744

Boise Cascade Company and Subsidiaries
Consolidating Balance Sheets at September 30, 2005
(in thousands)

	Boise Cascade Company (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current
Cash and cash equivalents	$—	$171,996	$59	$3,057	$—	$175,112
Receivables
Trade, less allowances	—	—	397,281	6,713	—	403,994
Intercompany	—	—	2,702	2,852	(5,554)	—
Related parties	4,637	—	38,054	—	(4,637)	38,054
Other	—	1,179	9,959	6,703	—	17,841
Inventories	—	23	596,262	25,023	—	621,308
Deferred income taxes	35,708	—	389	—	—	36,097
Other	—	6,633	7,677	569	—	14,879
	40,345	179,831	1,052,383	44,917	(10,191)	1,307,285

Property
Property and equipment
Land and land improvements	—	7,600	72,578	665	—	80,843
Buildings and improvements	—	24,446	190,021	8,371	—	222,838
Machinery and equipment	—	5,658	1,250,290	33,961	—	1,289,909
	—	37,704	1,512,889	42,997	—	1,593,590

Accumulated depreciation	—	(1,851)	(97,332)	(9,622)	—	(108,805)
	—	35,853	1,415,557	33,375	—	1,484,785

Fiber farms and timber deposits	—	—	40,644	11,909	—	52,553
	—	35,853	1,456,201	45,284	—	1,537,338

Deferred financing costs	—	36,624	—	—	—	36,624
Goodwill	—	—	14,871	—	—	14,871
Intangible assets	—	—	32,412	—	—	32,412
Related party receivable	24,719	—	—	—	(24,719)	—
Investments in affiliates	431,572	327,637	—	—	(759,209)	—
Other assets	—	27,388	6,500	424	—	34,312
Total assets	$496,636	$607,333	$2,562,367	$90,625	$(794,119)	$2,962,842

Boise Cascade Company and Subsidiaries
Consolidating Balance Sheets at September 30, 2005
(in thousands)

	Boise Cascade Company (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$8,400	$—	$—	$—	$8,400
Income taxes payable	4,637	—	1,515	—	—	6,152
Accounts payable
Trade	—	28,844	334,338	4,515	—	367,697
Intercompany	—	—	2,852	2,702	(5,554)	—
Related parties	—	4,637	507	—	(4,637)	507
Accrued liabilities
Compensation and benefits	—	32,726	61,477	896	—	95,099
Interest payable	—	16,213	—	—	—	16,213
Other	—	4,575	40,125	2,967	—	47,667
	4,637	95,395	440,814	11,080	(10,191)	541,735

Debt
Long-term debt, less current portion	—	1,477,400	—	—	—	1,477,400
Note payable to related party, net	—	266,405	—	—	—	266,405
	—	1,743,805	—	—	—	1,743,805

Other
Deferred income taxes	60,427	—	(158)	—	—	60,269
Compensation and benefits	—	152,871	—	—	—	152,871
Related-party payable	—	24,719	—	—	(24,719)	—
Other long-term liabilities	—	21,392	11,198	—	—	32,590
	60,427	198,982	11,040	—	(24,719)	245,730

Due to (from) affiliates	—	(1,862,421)	1,832,468	29,953	—	—

Capital
Series A preferred stock	39,112	—	—	—	—	39,112
Class A common stock	—	—	—	—	—	—
Class B common stock	413	—	—	—	—	413
Class C common stock	27	—	—	—	—	27
Additional paid-in capital	336,202	—	—	—	—	336,202
Retained earnings from May 9, 2005	44,695	—	—	—	—	44,695
Accumulated other comprehensive income	11,123	—	—	—	—	11,123
Subsidiary equity	—	431,572	278,045	49,592	(759,209)	—
Total capital	431,572	431,572	278,045	49,592	(759,209)	431,572

Total liabilities and capital	$496,636	$607,333	$2,562,367	$90,625	$(794,119)	$2,962,842

Boise Cascade Company and Subsidiaries
Consolidating Statements of Cash Flows
for the Nine Months Ended September 30, 2005
(in thousands)

	Boise Cascade Company (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operations
Net income (loss)	$78,744	$111,308	$274,482	$(12,021)	$(373,769)	$78,744
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other costs	—	53,258	90,082	2,527	—	145,867
Related-party interest expense	—	13,690	—	—	—	13,690
Deferred income tax provision	21,616	(584)	—	—	—	21,032
Pension and other postretirement benefit expense	—	21,388	—	—	—	21,388
Change in fair value of interest rate swaps	—	(9,886)	—	—	—	(9,886)
Management equity units expense	—	2,188	—	—	—	2,188
Equity in net income (loss) of affiliates	(111,308)	(262,461)	—	—	373,769	—
Other	—	(5,370)	(47)	4,076	—	(1,341)
Decrease (increase) in working capital
Receivables	—	(6,291)	(107,845)	(7,680)	—	(121,816)
Inventories	—	(5,147)	(13,402)	(7,918)	—	(26,467)
Accounts payable and accrued liabilities	—	4,237	86,578	2,890	—	93,705
Pension and other postretirement benefit payments	—	(508)	—	—	—	(508)
Current and deferred income taxes	4,637	—	1,287	(7)	—	5,917
Other	—	10,363	(5,331)	(205)	—	4,827
Cash provided by (used for) operations	(6,311)	(73,815)	325,804	(18,338)	—	227,340

Cash provided by (used for) investment
Expenditures for property and equipment	—	(3,974)	(107,095)	(5,722)	—	(116,791)
Repayment of note receivable from related party	—	157,509	—	—	—	157,509
Sales of assets	—	—	12,575	—	—	12,575
Investments in related parties	29,691	262,461	—	—	(292,152)	—
Other	—	3,854	968	(4,168)	—	654
Cash provided by (used for) investment	29,691	419,850	(93,552)	(9,890)	(292,152)	53,947

Cash provided by (used for) financing
Tax distributions to members	(23,295)	—	—	—	—	(23,295)
Note payable to related party, net	—	251,042	—	—	—	251,042
Payments of long-term debt	—	(1,334,200)	—	—	—	(1,334,200)
Issuances of long-term debt	—	840,000	—	—	—	840,000
Other	(85)	(32,673)	—	—	29,691	(3,067)
Cash used for financing	(23,380)	(275,831)	—	—	29,691	(269,520)

Due to (from) affiliates	—	(58,767)	(232,232)	28,538	262,461	—

Increase in cash and cash equivalents	—	11,437	20	310	—	11,767
Balance at beginning of the period	—	160,559	39	2,747	—	163,345
Balance at end of the period	$—	$171,996	$59	$3,057	$—	$175,112

18.                               Legal Proceedings and Contingencies

Legal Proceedings

OfficeMax agreed to retain responsibility for essentially all legal proceedings related to our businesses that arose before October 29, 2004. We did, however, assume responsibility for a small number of legal proceedings that arose before this date. We are also a party to routine legal proceedings that have arisen in our businesses after October 29, 2004. Management does not believe any of the legal proceedings for which we have responsibility will have a material adverse effect on our financial position, results of operations, or cash flows.

Environmental Matters

We are not currently involved in any material environmental proceedings. OfficeMax retained responsibility for environmental claims and liabilities related to businesses, facilities, and other assets not purchased by us in the Acquisition. In addition, OfficeMax indemnifies us for hazardous substance releases and other environmental regulatory violations that relate to the businesses we did purchase and that occurred before the Acquisition or arose from pre-Acquisition operations. OfficeMax, however, may not have sufficient funds to satisfy in full its indemnification obligations, and in some cases, we may not be entitled to indemnification. Management does not believe that the potential exposure to the company for environmental matters would have a material adverse effect on our financial position, results of operations, or cash flows even if OfficeMax failed to fulfill its indemnification responsibilities.

19.                               Pro Forma Adjustments

For the period of October 29, 2004 (inception), through May 9, 2005, we operated as a limited liability company. The unaudited pro forma income data assumes we operated as a corporation. The unaudited pro forma income data presents the pro forma effects of applying income taxes to historical net income. Such provision reflects the income taxes that would have applied had we been taxed as a corporation for the nine months ended September 30, 2005. The pro forma estimated effective tax rate was 43.75% for the nine months ended September 30, 2005. The pro forma provision for income taxes varies from the amount that would be provided by applying the statutory federal rate. The primary reason for the difference is the effect of state income taxes and the mix of domestic and foreign sources of income. The predecessor financial statements were already taxed at rates applicable to a corporation, and no pro forma adjustments are required.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 9, 2005, we converted to a corporation from a limited liability company and changed our name from Boise Cascade Holdings, L.L.C., to Boise Cascade Company. In connection with converting to a corporation, the equity units held by our owners on May 9 were exchanged for shares of preferred and common stock, and we became a taxable entity. The Series A equity units were exchanged for shares of Series A preferred stock, the Series B equity units were exchanged for shares of Class B common stock, and the Series C equity units were exchanged for shares of Class C common stock. The Series A equity units were exchanged at a 1:1 ratio for shares of Series A preferred stock, and the Series B and C equity units were exchanged at a .075:1 ratio for shares of common stock.

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “Boise” and “we” refer to Boise Cascade Company and its consolidated subsidiaries and, where the context relates to periods prior to the Acquisition, to their predecessor in interest. The terms “Boise Forest Products Operations” and “predecessor” refer to the paper and forest products assets of OfficeMax Incorporated (OfficeMax) that we acquired on October 29, 2004.

On May 18, 2005, the Securities and Exchange Commission (SEC) declared our registration statement, filed on Form S-1 (Registration No. 333-122770) as amended, under the Securities Act of 1933, effective. Although we have not issued shares under this registration statement, we became a registrant with the SEC and, accordingly, began filing periodic reports with them. We also have publicly-traded, registered debt securities, which also require the filing of such reports. These unaudited quarterly consolidated financial statements and notes should be read together with the consolidated financial statements and notes filed with the SEC in our registration statement on Form S-1, as amended, on May 18, 2005 (Registration Statement).

The following discussion contains statements about our future financial performance. These statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary and Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any of the forward-looking statements.

Our Segments

We are a diversified North American paper and forest products company headquartered in Boise, Idaho. We operate our business using five reportable segments:  Paper, Packaging & Newsprint, Wood Products, Building Materials Distribution, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments.

Historically, OfficeMax conducted the businesses acquired in the Acquisition in three reportable segments:  Boise Paper Solutions (which included both the paper and the packaging and newsprint businesses), Boise Building Solutions (which included both the building products manufacturing and building materials distribution businesses), and Corporate and Other. We have recast the financial information of our predecessor in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to conform to our current segment presentation. OfficeMax historically allocated the results of its timberlands operations to each of its Boise Paper Solutions and Boise Building Solutions segments. Since Boise Cascade Company did not acquire the timberlands operations from OfficeMax, they are not included in the predecessor financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Results of Operations

In third quarter 2005, we reported net income of $28.5 million and income from operations of $79.4 million, compared with net income of $35.2 million and income from operations of $79.9 million in third quarter 2004. During third quarter 2005, Paper reported $10.1 million of segment income, Packaging & Newsprint reported $6.3 million of segment income, Wood Products reported $34.7 million of segment income, and Building Materials Distribution reported $34.4 million of segment income.

All of our segments were affected by the hurricanes in the Gulf Coast states. The direct impact included lost production, lost sales, and modest physical damage in the case of our Paper mill in Jackson, Alabama, and Packaging & Newsprint mill in DeRidder, Louisiana. Our Wood Products facilities in Alexandria, Oakdale, and Florien, Louisiana, also experienced lost production and lost sales due to the impact of the hurricanes. All of our Gulf Coast operations are now operating normally. We are in the process of evaluating whether we will pursue insurance claims for the impact. We estimate a reduction in operating income of approximately $6 million as a result of lost production. Any potential insurance recovery would not be material to our consolidated financial position or results of operations.

Indirect impacts of the hurricanes, which continue to affect our financial results, are higher energy and chemicals costs and higher freight costs as the result of higher fuel costs. Energy is a significant component of our cost structure, especially in our Paper and Packaging & Newsprint segments. While we have some flexibility to move between fuel sources, we have significant exposure to natural gas and fuel oil price increases. In the event the current fuel prices persist and we are unable to pass these increases on to our customers in the form of higher prices, we may experience a material negative financial impact. Based on expected purchases of natural gas in fourth quarter 2005, which will be seasonally higher than third quarter purchases, and if delivered gas costs are between $12 per mmBtu and $14 per mmBtu, we estimate our fourth quarter purchased natural gas costs will increase approximately $17 million to $24 million over third quarter 2005. In addition, the rates we are charged by our electrical suppliers may be impacted by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and regulatory situation. In particular, we have been advised by the electrical utility that supplies our DeRidder, Louisiana, mill that forecast increases in their natural gas costs will likely significantly increase their rates to us. If their forecast is correct, we estimate that our electrical costs at that mill could increase approximately $7 million in fourth quarter 2005, compared with third quarter.

Purchase of OfficeMax’s Paper and Forest Products Assets

On October 29, 2004, we acquired OfficeMax’s paper and forest products assets, other than its timberlands operations, for an aggregate purchase price of $2.2 billion, including approximately $140 million of related fees and expenses (the Acquisition). For more information about our purchase of OfficeMax’s paper and forest products assets, see Note 2, Purchase of OfficeMax’s Paper and Forest Products Assets, of the Notes to Consolidated Financial Statements in our Registration Statement.

We accounted for the Acquisition using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the Acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill.

The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. During the nine months ended September 30, 2005, we recorded $3.5 million of purchase price adjustments that decreased the recorded amount of goodwill. The adjustments were related to fair value adjustments, liability accruals, and pension and other severance adjustments.

Restructuring Activities

In connection with the Acquisition, we are evaluating the acquired facilities and organizational structure. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, exit activities related to the Acquisition will increase goodwill. We had one year from the acquisition date to develop our restructuring plans and adjust goodwill. At December 31, 2004, we had finalized a portion of our plans in sufficient detail to meet the requirements of EITF 95-3 to record a liability. During the nine months ended September 30, 2005, we recorded an additional restructuring reserve of $7.4 million. These charges reflect additional severance costs and increase the total restructuring reserve recorded since the Acquisition to $21.6 million. Most of the severance cost adjustments relate to severance costs for 330 employees. At September 30, 2005, we had terminated approximately 290 employees. Most of the remaining costs will be paid during 2005.

At September 30, 2005, approximately $9.0 million of the 2004 restructuring reserve was included in “Accrued liabilities, Compensation and benefits,” and $0.1 million was included in “Accrued liabilities, Other.”  Of the $9.1 million restructuring reserve, $2.8 million was recorded in our Paper segment, $0.1 million in Packaging & Newsprint, $0.1 million in Wood Products, and $6.1 million in Corporate and Other. Restructuring reserve liability account activity related to these charges is as follows (in millions):

	Severance	Other	Total
2004 restructuring reserve	$13.8	$0.5	$14.3
Charges against reserve	(1.0)	—	(1.0)
Restructuring reserve at December 31, 2004	12.8	0.5	13.3

Charges against reserve	(11.0)	(0.6)	(11.6)
Costs incurred and charged to goodwill	7.2	0.2	7.4
Restructuring reserve at September 30, 2005	$9.0	$0.1	$9.1

Results of Operations

The following tables set forth the results of operations of Boise and Boise Forest Products Operations (predecessor) in dollars and as a percentage of sales for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Boise	Predecessor	Boise	Predecessor
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Sales
Trade	$1,423.0	$1,417.8	$4,057.4	$4,001.3
Related parties	133.3	141.5	425.8	397.6
	1,556.3	1,559.3	4,483.2	4,398.9

Costs and expenses
Materials, labor, and other operating expenses	1,358.8	1,295.2	3,878.8	3,713.8
Fiber costs from related parties	—	30.3	17.6	86.4
Depreciation, amortization, and depletion	33.0	59.4	95.4	176.1
Selling and distribution expenses	69.2	67.2	195.9	190.8
General and administrative expenses	15.9	25.8	53.1	67.8
Other (income) expense, net	—	1.5	3.9	14.1
	1,476.9	1,479.4	4,244.7	4,249.0

Income from operations	$79.4	$79.9	$238.5	$149.9

	(percentage of sales)
Sales
Trade	91.4%	90.9%	90.5%	91.0%
Related parties	8.6	9.1	9.5	9.0
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	87.3%	83.1%	86.5%	84.4%
Fiber costs from related parties	—	1.9	0.4	2.0
Depreciation, amortization, and depletion	2.1	3.8	2.1	4.0
Selling and distribution expenses	4.5	4.3	4.4	4.3
General and administrative expenses	1.0	1.7	1.2	1.6
Other (income) expense, net	—	0.1	0.1	0.3
	94.9%	94.9%	94.7%	96.6%

Income from operations	5.1%	5.1%	5.3%	3.4%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and nine months ended September 30, 2005 and 2004:

	Boise	Predecessor	Boise	Predecessor
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(thousands of short tons, except corrugated containers)
Sales Volumes:
Paper
Uncoated free sheet	380	374	1,130	1,134
Containerboard (medium)	32	34	96	99
Market pulp and other	45	44	102	122
	457	452	1,328	1,355

Packaging & Newsprint
Containerboard (linerboard)	104	120	332	343
Newsprint	100	102	302	311
Corrugated containers (mmsf)	1,226	1,244	3,515	3,471

	(millions)
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	3.2	3.3	9.6	9.1
I-joists (equivalent lineal feet)	68	63	189	175
Plywood (sq. ft.) (3/8” basis)	349	339	1,002	1,107
Lumber (board feet)	80	96	253	274
Particleboard (sq. ft.) (3/4” basis)	43	38	126	125

Building Materials Distribution
Sales dollars	$842.7	$805.5	$2,334.9	$2,218.5

	(dollars per short ton, except corrugated containers)
Average Net Selling Prices:
Paper
Uncoated free sheet	$732	$745	$748	$714
Containerboard (medium)	313	433	339	381
Market pulp and other	384	419	401	403

Packaging & Newsprint
Containerboard (linerboard)	326	385	361	348
Newsprint	505	431	481	431
Corrugated containers ($/msf)	51	50	51	47

	(dollars per unit)
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,972	$1,706	$1,948	$1,625
I-joists (1,000 equivalent lineal feet)	1,114	1,029	1,095	974
Plywood (1,000 sq. ft.) (3/8” basis)	294	328	290	339
Lumber (1,000 board feet)	468	575	494	553
Particleboard (1,000 sq. ft.) (3/4” basis)	254	320	264	305

Operating Results

The consolidated financial statements present the financial results of Boise Cascade Company for the three and nine months ended September 30, 2005, and the results of Boise Forest Products Operations for the three and nine months ended September 30, 2004.

Sales

For the three months ended September 30, 2005, total sales were relatively flat, compared with the same period a year ago. For the nine months ended September 30, 2005, total sales increased $84.3 million, or 2%, to $4,483.2 million, compared with $4,398.9 million in the prior year. Relative to the three months ended September 30, 2004, segment sales increased in Building Materials Distribution, were flat in Packaging & Newsprint, and were down in Paper and Wood Products. For the nine months ended September 30, 2005, sales increased in Paper, Packaging & Newsprint, and Building Materials Distribution and were down in Wood Products, compared with the same period of 2004. Hurricanes caused production losses at our paper mills in Jackson, Alabama, and DeRidder, Louisiana, and at our wood products facilities in Oakdale, Florien, and Alexandria, Louisiana.

Paper.    Sales decreased $8.2 million, or 2%, to $350.1 million for the three months ended September 30, 2005, from $358.3 million for the three months ended September 30, 2004. During the nine months ended September 30, 2005, sales increased $31.1 million, or 3%, to $1,060.7 million from $1,029.6 million in the same period a year ago. Compared with the three months ended September 30, 2004, our average net selling prices for uncoated free sheet papers were down 2%, due to lower market prices for virtually all of our uncoated free sheet grades. Our uncoated free sheet sales volume increased 2%, reflecting a 3% increase in sales of our specialty and premium papers and a 1% increase in sales of our commodity papers. Compared with the nine months ended September 30, 2004, our average net selling prices for uncoated free sheet papers were up 5%, and our volumes were flat. During the three months ended September 30, 2005, we took 10,000 tons of market-related downtime, compared with 8,000 tons in the same period a year ago. For the three and nine months ended September 30, 2005, we lost approximately 3,500 tons of production due to Hurricanes Katrina and Dennis.

Packaging & Newsprint.   For the three months ended September 30, 2005, sales were relatively flat with the same period a year ago. During the nine months ended September 30, 2005, sales increased $41.3 million, or 8%, to $545.1 million from $503.8 million in the prior year. Compared with the three months ended September 30, 2005, average net selling prices for newsprint and corrugated containers increased 17% and 2%, respectively. These increases were offset by a 15% decrease in average net selling prices for linerboard. Newsprint price increases reflect improved supply-demand dynamics for the grade as competitors shut down production or converted production to other grades. Linerboard price decreases reflect lower end user demand. During the three months ended September 30, 2005, volumes for newsprint and linerboard were down 2% and 13%, respectively. The volume decreases reflect, in part, lost production due to Hurricane Rita. For the nine months ended September 30, 2005, average net selling prices for newsprint and corrugated containers increased 12% and 9%, while average net selling prices for linerboard increased 4%, compared with the same period in 2004. Volumes of newsprint and linerboard were each down 3%, largely reflecting lost production due to Hurricane Rita. During the nine months ended September 30, 2005, we lost approximately 9,500 tons of linerboard production and 8,200 tons of newsprint production due to Hurricane Rita.

Wood Products.   Sales decreased $20.6 million, or 6%, to $338.6 million for the three months ended September 30, 2005, from $359.2 million for the three months ended September 30, 2004. During the nine months ended September 30, 2005, sales decreased $54.7 million, or 5%, to $996.0 million from $1,050.7 million in the same period a year ago. Compared with the three months ended September 30, 2004, sales volume of I-joists increased 7%, while sales volume of LVL decreased 2%. Average net selling prices for I-joists and LVL increased 8% and 16%. Both the price and sales volume increases in engineered wood products reflect the strong housing market. While sales of engineered wood products (EWP) increased over the same periods a year ago, overall market demand for EWP was down as downstream customers adjusted inventory levels. As a result, we sold less EWP volume than we would have expected during the quarter. However, because we were able to move our production into plywood, we were able to take advantage of strong plywood markets, following Hurricane Katrina, while avoiding building EWP inventory. Compared with the three months ended September 30, 2004, average net selling prices for plywood, lumber, and particleboard decreased 10%, 19%, and 21%, reflecting weaker supply-demand dynamics for these products. For the nine months ended September 30, 2005, I-joist and LVL sales volumes increased 8% and 6%, while I-joist and LVL sales prices increased 12% and 20%, compared with the same period a year ago. During the nine months ended September 30, 2005, average net selling prices for plywood, lumber, and particleboard decreased 14%, 11%, and 13%, while sales volumes of plywood and lumber decreased 10% and 8%, as we moved more of our veneer into engineered wood products, and reduced our lumber production in the face of softer markets.

Building Materials Distribution.   Sales increased $37.2 million, or 5%, to $842.7 million for the three months ended September 30, 2005, from $805.5 million in the prior year. During the nine months ended September 30, 2005, sales increased $116.4 million, or 5%, to $2,334.9 million from $2,218.5 million in the prior year. In both the three and nine months ended September 30, 2005, increases in volumes and improved product mix accounted for the increase in sales, compared with the same periods in 2004. Strong market demand reflects continued strength in housing markets.

Costs and Expenses

For the three months ended September 30, 2005, the combination of materials, labor, and other operating expenses and fiber costs from related parties as a percentage of sales increased, compared with the same period a year ago. Compared with the nine months ended September 30, 2004, these costs and expenses as a percentage of sales were relatively flat. For the three and nine months ended September 30, 2005, Paper and Packaging & Newsprint experienced lower fixed costs, including labor, which partially offset increases in variable costs, including energy, chemicals, and fiber. Wood Products also incurred higher delivered-log costs during these periods. Relative to the three and nine months ended September 30, 2005, as a percentage of sales, materials, labor, and other operating expenses in Building Materials Distribution were relatively flat. The decrease in commodity selling prices was offset by decreases in material costs.

Depreciation, amortization, and depletion expenses decreased $26.4 million, or 44%, to $33.0 million for the three months ended September 30, 2005, compared with $59.4 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, depreciation, amortization, and depletion expenses decreased $80.7 million, or 46%, to $95.4 million, compared with $176.1 million a year ago. The reduction in depreciation and amortization is primarily the result of the revaluation of assets associated with the purchase of the assets from the predecessor.

For the three and nine months ended September 30, 2005, selling and distribution expenses increased 3%, compared with the same periods a year ago. As a percentage of sales, selling and distribution expenses increased slightly, compared with the three and nine months ended September 30, 2004. This increase reflects general inflation and, in particular, increases in fuel costs.

General and administrative expenses decreased $9.9 million, or 38%, to $15.9 million for the three months ended September 30, 2005, compared with $25.8 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, general and administrative expenses decreased $14.7 million, or 22%, to $53.1 million, compared with $67.8 million a year ago. As a percentage of sales, general and administrative expenses decreased, compared with the three and nine months ended September 30, 2004. These decreases reflect lower pension and incentive compensation costs, as described in more detail below.

The costs and expenses discussed above reflect the positive impact of the reduced benefit costs we realized as a result of the Acquisition, due to OfficeMax retaining the benefit obligation for all of its former employees, except for the OfficeMax employees hired by us. For the three and nine months ended September 30, 2005, our pension and other postretirement benefit expense decreased $11.6 million and $39.4 million, or 62% and 65%, to $7.1 million and $21.4 million, respectively, from $18.7 million and $60.8 million for the three and nine months ended September 30, 2004.

Other (income) expense, net, includes miscellaneous income and expense items. For the three months ended September 30, 2005, Other (income) expense, net, included only miscellaneous income and expense items. For the nine months ended September 30, 2005, Other (income) expense, net, decreased $10.2 million, or 73%, to $3.9 million, compared with $14.1 million a year ago. Included in the nine months ended September 30, 2005, was $3.6 million for the write-off of costs incurred in connection with the canceled initial public offering. Included in the nine months ended September 30, 2004, was $7.1 million of costs related to our predecessor’s sale of its plywood and lumber facilities in Yakima,

Washington, and $2.2 million of expense related to our predecessor’s participation in OfficeMax’s receivable sales program, as well as other miscellaneous income and expense items.

Income (Loss) From Operations

For the three months ended September 30, 2005, income from operations decreased $0.5 million to $79.4 million, compared with $79.9 million in the same period a year ago. Income from operations increased $88.6 million, or 59%, from $149.9 million for the nine months ended September 30, 2004, to $238.5 million for the nine months ended September 30, 2005. Relative to the three months ended September 30, 2004, segment income increased in our Paper and Building Materials Distribution segments and decreased in our Wood Products and Packaging & Newsprint segments. Relative to the nine months ended September 30, 2004, segment income increased in our Paper and Packaging & Newsprint segments and decreased in our Wood Products and Building Materials Distribution segments.

Paper.   Segment income increased $2.6 million to $10.1 million for the three months ended September 30, 2005, compared with $7.5 million for the three months ended September 30, 2004. During the nine months ended September 30, 2005, segment income increased $94.0 million to $66.5 million, compared with a loss of $27.5 million in the same period a year ago. For the three months ended September 30, 2005, the increase in segment income is largely due to reduced fixed costs, including labor and depreciation and amortization, which offset reductions in prices and increases in variable costs, including energy, chemicals, and fiber. For the nine months ended September 30, 2005, the increase in segment income, relative to the same period in 2004, is due to improved pricing and reduced fixed costs, including labor and depreciation and amortization, partially offset by increases in variable costs, including energy, chemicals, and fiber.

Packaging & Newsprint.   Segment income decreased $1.9 million, or 23%, to $6.3 million for the three months ended September 30, 2005, compared with $8.2 million for the three months ended September 30, 2004. During the nine months ended September 30, 2005, segment income was $20.9 million, compared with a loss of $2.4 million in the same period a year ago. For the three months ended September 30, 2005, the decrease in segment income is due primarily to lower prices for linerboard, increased energy costs, and reduced production and sales volumes that resulted from Hurricane Rita. The impact of the lost production was offset, in part, by increased newsprint and corrugated container prices and reduced fixed costs, including depreciation and amortization. For the nine months ended September 30, 2005, the increase in segment income, relative to the same period in 2004, is due to reduced fixed costs, including depreciation and amortization, coupled with improved pricing in newsprint, corrugated containers, and linerboard, which more than offset the lost production and sales caused by Hurricane Rita.

Wood Products.   Segment income decreased $13.3 million, or 28%, to $34.7 million for the three months ended September 30, 2005, compared with $48.0 million for the three months ended September 30, 2004. During the nine months ended September 30, 2005, segment income decreased $95.5 million, or 49%, to $99.2 million, compared with $194.7 million in the same period a year ago. Relative to the three months ended September 30, 2004, segment income decreased due to decreased plywood, lumber, and particleboard prices, which reflect less favorable supply-demand dynamics for these products, coupled with increased wood costs. These decreases were offset, in part, by increased engineered wood products volumes and prices, reflecting continued strength in the housing market. Relative to the nine months ended September 30, 2004, segment income decreased, primarily due to a $46.5 million gain on the sale of Voyageur Panel in May 2004. Also contributing to decreased results in 2005 were lower plywood, lumber, and particleboard prices, coupled with increased wood costs, offset in part by increased engineered wood products volumes and prices, as noted above.

Building Materials Distribution.   Segment income increased $2.5 million, or 8%, to $34.4 million for the three months ended September 30, 2005, from $31.9 million for the three months ended September 30, 2004. During the nine months ended September 30, 2005, segment income remained relatively flat with the same period a year ago. For the three month period ended September 30, 2005, segment income increased due primarily to increased volumes and improved product mix as a result of continued strength in the underlying housing markets coupled with our strategy to grow sales of engineered wood products and general line items.

Corporate and Other.   Segment loss decreased $9.5 million, or 65%, to a $5.1 million loss for the three months ended September 30, 2005, compared with a $14.6 million loss in the prior year. During the nine months ended September 30, 2005, segment loss decreased $13.9 million, or 34%, to a $28.0 million loss from a $41.9 million loss in the same period a year ago. In both periods, the decrease was due in part to lower general and administrative expenses. For the three and nine months ended September 30, 2005, general and administrative expenses decreased $4.9 million, or 46%, and $6.3 million, or 23%, respectively. The decreases were primarily attributable to decreased compensation costs and, to a lesser extent, professional fees incurred by our predecessor in the same periods a year ago. Partially offsetting the cost decreases during the nine months ended September 30, 2005, was a $3.6 million charge for the write-off of costs incurred during second quarter 2005 in connection with our canceled initial public offering.

Other

Change in fair value of interest rate swaps.   For the three and nine months ended September 30, 2005, we recorded zero and $9.9 million of income in “Change in fair value of interest swaps” in our Consolidated Statements of Income for the change in the fair value of interest rate swaps related to our amended and restated credit facilities (see Liquidity and Capital Resources discussion below). In connection with the amendment and restatement and the anticipated repayment of the Tranche B term loan, the interest rate swaps associated with this debt were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. In second quarter, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under our Facilities and recognized $5.3 million of noncash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss. The net $9.9 million of value that was recorded in “Other assets” in our Consolidated Balance Sheet will result in higher interest expense over the remaining life of the interest rate swaps.

Interest expense.   For the three and nine months ended September 30, 2005, interest expense was $31.1 million and $137.5 million, compared with $21.3 million and $64.7 million in the same periods a year ago. The expense recorded for the nine months ended September 30, 2005, includes a $43.0 million charge for the write-off of deferred financing costs resulting from the repayment of the Tranche B term loan. The three- and nine-month periods also include $5.4 million and $13.7 million, respectively, of interest expense related to a note payable to a subsidiary of Boise Land & Timber Holdings Corp. (Timber Holdings). In the predecessor periods presented, OfficeMax allocated interest costs to Boise Forest Products Operations based on its average asset balances.

Income tax provision.   For the three and nine months ended September 30, 2005, income tax expense was $21.3 million and $34.2 million, compared with $24.7 million and $55.4 million for the same periods a year ago. On May 9, 2005, we converted to a corporation from a limited liability company. Tax expenses and benefits related to operations prior to May 9 were recognized by the partners of the limited liability company. For the period of May 9 through September 30, 2005, we recorded income tax expense at an estimated annual effective tax provision rate of 43.5%. The effect of establishing deferred taxes upon conversion to a corporation was not material to income tax expense. In the predecessor financial statements, income taxes were provided based on a calculation of the income tax expense that would have been incurred if our predecessor had operated as a separate taxpayer.

Liquidity and Capital Resources

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

Operating Activities

For the nine months ended September 30, 2005 and 2004, our operating activities provided $227.3 million in cash and used $50.9 million, respectively. For the nine months ended September 30, 2005, items included in net income provided $271.7 million of cash, and increases in working capital items used $44.4 million of cash from operations. The increase in working capital for the period ended September 30, 2005, was primarily attributable to higher receivables in Building Materials Distribution and, to a lesser extent, higher inventory levels in our Paper segment. Higher receivables in Building Materials Distribution reflected increased sales of approximately 51%, comparing September sales with December sales. The higher accounts receivable did not impact the accounts receivable turnover ratios, compared with the prior period. For the nine months ended September 30, 2004, items included in net income provided $274.7 million of cash, and increases in working capital items used $325.6 million of cash from operations.

Investing Activities

Our cash investing activities provided $53.9 million for the nine months ended September 30, 2005, compared with $19.8 million used for investment activities during the same period in 2004. In 2005, investing activities included $157.5 million for collection of a related-party note received from a subsidiary of Timber Holdings and $12.6 million of proceeds received from the sale of assets. Approximately $10.4 million of the proceeds related to the sale of a portion of our fiber farms. These proceeds were partially offset by $116.8 million used for the purchase of property and equipment. In the predecessor period, cash expenditures of $121.9 million for property and equipment for the nine months ended September 30, 2004, were offset by $103.2 million of proceeds from the sale of our predecessor’s plywood and lumber facilities in Yakima, Washington, in February 2004 and the sale of Voyageur Panel in May 2004.

We expect capital investments in 2005 to total approximately $185 million, excluding acquisitions. Included in the $185 million of expected capital investments are expenditures related to the expansion at our engineered wood products operations in Alexandria, Louisiana. When the current expansion is complete in 2006, the facility will have LVL capacity of approximately 21 million cubic feet. Beyond this capacity expansion, we have the ability to add another 4 million cubic feet of capacity as required by the market. By fourth quarter 2005, we plan to open a new building materials distribution center in Lathrop, California, to serve the northern California and northern Nevada trade areas. In addition, our capital spending in 2005 will be for quality and efficiency projects, replacement projects, and ongoing environmental compliance. During 2004, we spent $8 million on environmental compliance. We expect to spend approximately $18 million in 2005 for this purpose.

We have announced that we plan to expand our production of pressure-sensitive papers by reconfiguring an existing paper machine in Wallula, Washington. If this project is approved by our board of directors, most of the $60 million capital investment we have estimated for this project will be spent in 2006 and beyond.

Financing Activities

Cash used for financing activities was $269.5 million, and cash provided by financing was $70.7 million for the nine months ended September 30, 2005 and 2004, respectively. Cash used for financing activities in the first nine months of 2005 included $1,330.0 million of debt prepayments related to our Tranche B term loan, which was paid down primarily with the proceeds from our new $840.0 million Tranche D term loan, $157.5 million related to the collection of a loan to a subsidiary of Timber Holdings, and $251.0 million received in connection with a related-party note payable to a subsidiary of Timber Holdings, as well as cash flow from operations. Additionally, $23.3 million of cash was used to pay our equity investors amounts to fund their tax obligation related to their investment in us prior to our conversion to a corporation. Cash provided by financing activities in the nine months ended September 30, 2004, included $16.3 million of cash received through net equity transactions with OfficeMax and $54.4 million of debt issuances to OfficeMax.

Our primary source of liquidity for our business is cash flow generated from operations and borrowing capacity available under our revolving credit facility. We expect that our primary liquidity requirements will be debt service, working capital, and capital expenditures.

Debt Transactions

At September 30, 2005, and December 31, 2004, our long-term debt consisted of the following (in millions):

	September 30, 2005	December 31, 2004
Revolving credit facility, due 2010	$—	$—
Tranche B term loan, due 2011	—	1,330.0
Tranche D term loan, due 2011	835.8	—
Senior unsecured floating-rate notes, due 2012	250.0	250.0
7.125% senior subordinated notes, due 2014	400.0	400.0
	1,485.8	1,980.0
Less current portion	(8.4)	(13.3)
	1,477.4	1,966.7
Note payable to related party, net, due 2015	266.4	—
	$1,743.8	$1,966.7

Amended and Restated Credit Facilities

On April 18, 2005, we amended and restated our senior secured credit facilities, which consisted of a six-year $400.0 million senior secured revolving credit facility and a seven-year senior secured Tranche B term loan (used to fund the Acquisition and for general corporate purposes). Our amended and restated senior secured credit facilities consisted of a $475.0 million revolving credit facility due in 2010 and an $840.0 million Tranche D term loan due in 2011 (the Facilities). In connection with our amendment and restatement, we repaid all amounts outstanding under our Tranche B term loan.

Our amended revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At September 30, 2005, we had no borrowings outstanding under our revolving credit facility, however, $54.7 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $420.3 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25%, or the federal funds plus 1.00% to 1.75%; or (ii) LIBOR plus 1.50% to 2.25%. During the three months ended September 30, 2005, the average interest rate for our borrowings under the revolver was 4.3%. For the nine months ended September 30, 2005, the average interest rate for our borrowings under the revolver was 5.1%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. During the nine months ended September 30, 2005, our minimum and maximum borrowings under the revolver were zero and $126.5 million. The average amount of borrowings outstanding under the revolver during the nine months ended September 30, 2005, was $15.7 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40 million from individual banks that are parties to the agreement. Swingline borrowings do not increase our borrowing availability under the revolving credit facility agreement.

At September 30, 2005, $835.8 million was outstanding under the Tranche D term loan amended and restated credit facility, and our borrowing rate was 5.7%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.75%, or the federal funds effective rate plus 1.25%, (ii) or the LIBOR plus 1.75%. We are required to make scheduled principal payments on the Tranche D term loan in the amounts of $2.1 million for the remainder of 2005, $8.4 million in each of 2006 through 2009, and $6.3 million in 2010.

Borrowings under the Facilities are subject to certain financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures. At September 30, 2005, we were in compliance with these covenants.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At September 30, 2005, our borrowing rate for the $250.0 million senior unsecured floating-rate notes was 6.5%.

Note Payable to Related Party

At September 30, 2005, we had a $266.4 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on our Consolidated Balance Sheet. The note is subject to adjustment based on transactions between the subsidiary and us. Our borrowing rate under the note is 8%, and the note matures February 4, 2015. For the three and nine months ended September 30, 2005, we recorded $5.4 million and $13.7 million of interest expense related to the note. Timber Holdings is a guarantor of our debt.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt, which gave us an effective interest rate on all of our variable-rate debt of 5.6% at September 30, 2005. For additional information on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the shorter of the call period or the terms of the loans, which range from three to eight years. At September 30, 2005, and December 31, 2004, we had $36.6 million and $84.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan, we recorded a $43.0 million charge for the write-off of the deferred financing costs. We recorded the $43.0 million charge in “Interest expense” in our Consolidated Statement of Income for the nine months ended September 30, 2005.

At September 30, 2005, our average effective interest rate, including the effect of our interest rate swaps, on all of our debt except for our note payable to related party, net, was 6.0%.

Subsequent Event

On October 26, 2005, our wholly owned subsidiary, Boise Cascade, L.L.C. (Boise LLC), and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America, National Association, and Calyon New York Branch (Investors). Under this three-year program, Boise LLC will sell its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a fully consolidated, wholly owned, special purpose subsidiary. In turn, Birch Creek will sell the receivables to affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program will be accounted for as a secured borrowing. The receivables outstanding under this program and the corresponding debt will be included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheet. Financing costs associated with the program will be included in “Interest expense” in our Consolidated Statements of Income (Loss). The cost of funds under this program will vary based on changes in interest rates.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and cannot exceed $250 million. The accounts receivable securitization program contains the same financial covenants as our existing amended and restated credit facilities. Boise LLC entered into this receivable securitization program to obtain additional funding flexibility at rates that are favorable to its existing borrowing arrangements. Further details regarding this agreement were disclosed on our Form 8-K filed with the SEC on November 1, 2005.

We used the net proceeds from the initial sale of receivables under this receivables securitization program to reduce our term loan borrowings under our amended and restated credit facilities.

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

Cash payments for interest, net of interest capitalized, were $65.7 million and $62.3 million for the nine months ended September 30, 2005 and 2004.

Contractual Obligations

At September 30, 2005, there were no material changes to our obligations outside the ordinary course of business from the information disclosed in our Registration Statement in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance-Sheet Activities

At September 30, 2005, we did not have any off-balance-sheet arrangements with unconsolidated entities.

Guarantees

See Note 16, Commitments and Guarantees, of the Notes to the Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” of this Form 10-Q for a description of our guarantees and the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

Other than the effects of higher energy costs, which we describe in this Form 10-Q, we believe inflation has not had a material effect on our financial condition or results of operations. However, there can be no assurance that we will not be affected by inflation in the future. Seasonal changes in levels of building activity affect our building products businesses, and we typically have higher sales and working capital in the second and third quarters. In addition, cold weather may affect our operating costs (including energy) at our manufacturing facilities.

Environmental

Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure you that we will at all times be in full compliance with environmental requirements, and we cannot assure you that we will not incur fines and penalties in the future.

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

We incur substantial capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2004, we made approximately $8 million in capital expenditures to comply with environmental requirements. We anticipate capital expenditures of approximately $18 million in 2005 to comply with environmental requirements, and we expect to spend a similar amount on environmental capital expenditures in 2006.

In 2004, the EPA promulgated rules to control air toxic emissions from wood panel plants and industrial boilers. Compliance with these rules is required in 2007. The rules will require capital spending at our wood panel plants and paper mills. We are currently developing compliance strategies at the affected operations which will determine the amount of capital spending that will be required. We expect capital spending to range from $13 million to $37 million for the period from 2005 to 2007. This range will be refined as mills develop their detailed compliance strategies.

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

Some of our properties have been the subject of investigation or cleanup in connection with environmental contamination. In 2001, the EPA and the Oregon Department of Environmental Quality began an investigation at our paper mill in St. Helens, Oregon. The investigation has focused on polychlorinated biphenyls, pentachlorophenol, volatile and semi-volatile organic compounds, dioxins, and heavy metals. In 2003, we entered the Oregon Voluntary Clean-up Program to continue the investigation and perform any remediation, if required. Although we cannot assure you regarding the outcome of this investigation, based on current information, we do not expect it to result in material liabilities. Given that the investigation concerns hazardous substance releases that occurred prior to closing of the Acquisition, OfficeMax retained responsibility for this matter pursuant to the asset purchase agreement with OfficeMax, as described below.

OfficeMax retains responsibility for environmental liabilities incurred with respect to businesses, facilities, and other assets not purchased by us in connection with the Acquisition and indemnifies us for hazardous substance releases and other environmental regulatory violations related to our business that occurred prior to the closing of the Acquisition or arose from pre-closing operations. However, OfficeMax may not have sufficient funds to satisfy in full its indemnification obligations when required, and in some cases, we may not be entitled to indemnification under the asset purchase agreement with Office Max, as described below.

Critical Accounting Estimates

Critical accounting estimates as those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We reviewed the development, selection, and disclosure of these critical accounting estimates with our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement.

Cautionary and Forward-Looking Statements

The Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the Summary section. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the cautionary factors listed below, as well as those factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward-looking statement.

The paper and forest products industry is highly cyclical. Fluctuations in the prices of and the demand for our products could result in smaller profit margins and lower sales volumes.   Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volumes, and margins for our products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of our paper products, including our cut-size office paper, containerboard, and newsprint, and many of our wood products, including our plywood, lumber, and particleboard, are commodities that are widely available from other producers. Even our non-commodity products, such as value-added papers and engineered wood products (EWP), are susceptible to commodity dynamics. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

The overall levels of demand for the commodity products we make and distribute, and consequently our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets, as well as foreign currency exchange rates. For example, demand for wood products depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are impacted by demographic trends, interest rate levels, weather, and general economic conditions. Demand for our paper products fluctuates with levels of employment, the state of durable and nondurable goods industries, and prevailing levels of advertising and print circulation. Demand for many of our products was materially and negatively impacted by the global economic downturn in the early part of this decade, and we expect to be sensitive to such downturns in the future.

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

As a result, prices for all of our products are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the prices for our commodity products, the price for any one or more of these products may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these products depends on managing our cost structure, particularly raw materials and energy prices, which represent the largest components of our operating costs and can fluctuate based upon factors beyond our control, as described below. If the prices of our products decline, or if our raw materials or energy costs increase, or both, demand for our products may decline, and our sales and profitability could be materially and adversely affected.

Further increases in the cost of our purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing our margins.   Energy is one of our most significant raw materials, comprising approximately 15% and 14% of the aggregate amount of materials, labor, and other operating expenses and fiber costs from related parties for our Paper and Packaging & Newsprint segments, during the nine months ended September 30, 2005. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. While we have some flexibility to move between fuel sources, we have significant exposure to natural gas and fuel oil price increases. In the event the current fuel prices persist and we are unable to pass these increases on to our customers in the form of higher prices, we may experience a material negative financial impact. Based on expected purchases of natural gas in fourth quarter 2005, which will be seasonally higher than third quarter purchases, and if delivered gas costs are between $12 per mmBtu and $14 per mmBtu, we estimate our fourth quarter purchased natural gas costs will increase approximately $17 million to $24 million over third quarter 2005. In addition, the rates we are charged by our electrical suppliers may be impacted by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and regulatory situation. In particular, we have been advised by the electrical utility that supplies our DeRidder, Louisiana, mill that forecast increases in their natural gas costs will likely significantly increase their rates to us. If their forecast is correct, we estimate that our electrical costs at that mill could increase approximately $7 million in fourth quarter 2005, compared with third quarter.

Other raw materials we use include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins, and adhesives. Purchases of chemicals accounted for approximately 13%, 4%, and 6% of the aggregate amount of materials, labor, and other operating costs and fiber costs from related parties for our Paper, Packaging & Newsprint, and Wood Products segments, respectively, during the nine months ended September 30, 2005. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond our control.

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

Our manufacturing businesses may have difficulty obtaining timber at favorable prices or at all.   Wood fiber is our principal raw material, comprising approximately 17%, 13%, and 32% of the aggregate amount of materials, labor, and other operating expenses and fiber costs from related parties for our Paper, Packaging & Newsprint, and Wood Products segments, respectively, during the nine months ended September 30, 2005. Wood fiber is a commodity, and prices historically have been cyclical. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States. These reductions have caused the closure of plywood and lumber operations in some of the geographic areas in which we operate, including the closure of two facilities previously operated by OfficeMax. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health, and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and manmade causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and our cost of wood fiber may increase in particular regions due to market shifts in those regions. In addition, our ability to obtain wood fiber from Brazil may be impacted by legal and political conditions in that country as well as transportation difficulties. Any sustained increase in wood fiber prices would increase our operating costs, and we may be unable to increase prices for our products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

Over the past three years, prior to the Timberlands Sale, the timberlands operations provided, on average, approximately 47% of our wood fiber requirements. In connection with the Timberlands Sale, we entered into long-term supply agreements pursuant to which we expect to obtain a significant portion of our future wood fiber requirements. We purchase substantially all of our wood fiber from third parties, either pursuant to these supply agreements or in the open market. If any of our major suppliers of wood fiber stops selling or is unable to sell wood fiber to us, our financial condition and operating results would suffer. As a result of the Timberlands Sale, we have increased our open-market purchases of wood fiber. Since we have not historically made open-market purchases of wood fiber in such large amounts, our wood fiber costs may exceed our historical costs. For example, due to increased costs associated with the procurement of wood fiber, such as higher transportation costs and costs related to identifying potential vendors, we estimate that our wood fiber costs would have been $8 million to $12 million higher in 2004 had the Timberlands Sale been completed on January 1, 2004. Furthermore, as the amount of wood fiber we purchase pursuant to existing supply agreements declines, our wood fiber costs may increase further as we increase our reliance on open-market purchases. In addition, our limited access to an internal supply of timber could expose us to the effects of short-term price volatility and limit our flexibility in responding to shortages in wood fiber supply and could cause our operating costs to increase to a greater extent than those of our competitors that own timberlands. If we experience constraints on our timber supply for any of these or other reasons, we would be required to limit production in and/or close manufacturing facilities.

We face strong competition in our markets.   The paper and forest products industry is highly fragmented, and we face competition from numerous competitors, domestic as well as foreign. Some of our competitors in each of our businesses are large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency, and/or lower operating costs than we do. In addition, some of our competitors have less indebtedness than we do, and therefore, more of their cash is available for business purposes other than debt service. We may be unable to compete, particularly with respect to our commodity products, during the various stages of the business cycle.

Some of our paper and wood products are vulnerable to long-term declines in demand due to competing technologies or materials.   Our uncoated free sheet and newsprint compete with electronic transmission and document storage alternatives, as well as with paper grades we do not produce. As the use of these alternatives grow, demand for paper products may shift from one grade of paper to another, or be eliminated altogether. For example, demand for newsprint has declined and may continue to decline as newspapers are replaced with electronic media, and demand for our uncoated free sheet for use in pre-printed forms has declined and may continue to decline as the use of desktop publishing and on-demand printing continues to displace traditional forms. Demand for our containerboard may decline as corrugated paper packaging is replaced with reusable plastic alternatives, particularly with respect to uses for perishable food products. Demand for plywood may also decline as customers continue to shift to oriented strand board, a product we do not manufacture. Any substantial shift in demand from our products to competing technologies or materials could result in a material decrease in sales of our products.

Failure to implement any of our business strategies could result in decreased future sales and net income.   We may be unable to fully implement our strategies or achieve the anticipated results. Our strategies are subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. For example, we intend to expand our leadership in the production of higher-growth, higher-margin products such as value-added papers and engineered wood products. This strategy will require us to develop new and innovative product and service characteristics and respond to shifts in customer demand. In addition, we plan to continue to expand our building materials distribution business into new geographical regions, which will require us to identify growing markets and deliver superior customer service. If our manufacturing businesses fail to deliver quality products at competitive costs, if our distribution business fails to acquire market share in new markets, or if we are unable to implement our other key business strategies, our future sales and net income could decrease.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively impact our net income.   Any of our paper or EWP manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•                  Maintenance outages;

•                  Prolonged power failures;

•                  An equipment failure;

•                  A chemical spill or release;

•                  Explosion of a boiler;

•                  The effect of a drought or reduced rainfall on our water supply;

•                  Disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels;

•                  Fires, floods, earthquakes, hurricanes, or other catastrophes;

•                  Terrorism or threats of terrorism;

•                  Labor difficulties; or

•                  Other operational problems.

Events such as those listed above have resulted in operating losses in the past. For example, we recently experienced market pulp production losses due to the mechanical failure of one of our digesters at our Wallula, Washington, facility. This interruption resulted in a reduction in second quarter 2005 operating income of approximately $2.2 million. For the three and nine months ended September 30, 2005, damage caused by Hurricanes Dennis, Katrina, and Rita led to lost production, lost sales, and temporary shutdowns in our facilities along the Gulf Coast. All of these operations are now operating normally. We are in the process of evaluating whether we will pursue insurance claims for the impact. We estimate a reduction in operating income of approximately $6 million as a result of lost production. Any potential insurance recovery would not be material to our consolidated financial position or results of operations.

Future events may cause similar shutdowns, which may result in additional downtime, and/or may cause additional damage to our facilities. Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production capacity targets and satisfy customer requirements would be impaired, resulting in lower sales and net income.

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements.   Our businesses are capital-intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency, and comply with environmental laws. Our total capital expenditures, excluding acquisitions, were approximately $169 million during 2004, including approximately $114 million for maintenance capital and approximately $8 million for environmental expenditures, and we expect to spend approximately $185 million on capital expenditures during 2005, including approximately $76 million for maintenance capital and approximately $18 million for environmental expenditures. We anticipate our available cash resources and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for at least the next year. However, if we require additional funds, we may not be able to obtain them on favorable terms, or at all. In addition, our debt service obligations reduce our available cash flows. If we cannot maintain or upgrade our equipment as we require or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations or we may become unable to manufacture products that can compete effectively in one or more of our markets.

Our operations are affected by our relationship with OfficeMax.   Until October 2004, we operated as business units of OfficeMax and not as a stand-alone company. During the nine months ended September 30, 2005, sales to OfficeMax accounted for approximately 47% of our uncoated free sheet volume, including approximately 83% of our office paper volume. We anticipate that OfficeMax will continue to be our largest customer and that we will continue to depend on its distribution network for a substantial portion of our uncoated free sheet sales in the future. In connection with the Acquisition, OfficeMax retained and indemnified us against certain liabilities related to our business. Furthermore, we and OfficeMax entered into an Additional Consideration Agreement pursuant to which OfficeMax may be required to make payments to us. Any significant deterioration in OfficeMax’s financial condition or our relationship with OfficeMax, or a significant change in OfficeMax’s business strategy, could result in OfficeMax ceasing to be our customer or failing to satisfy its contractual obligations to us, which in turn could reduce our sales and subject us to additional material liabilities.

In addition, we may be required to make substantial payments to OfficeMax in connection with agreements we entered into related to the Acquisition. We currently indemnify OfficeMax for breaches of representations, warranties, and covenants made in the Asset Purchase Agreement, as well as for all liabilities we assumed in connection with the Acquisition. Our indemnification obligations with respect to breaches of representations and warranties are, with certain exceptions, subject to a deductible of $20.7 million, and our indemnification obligations are capped at $248.9 million in the aggregate. The Additional Consideration Agreement also requires us to pay OfficeMax, to the extent that the average market price for a benchmark grade of cut-size office paper manufactured within our Paper segment exceeds a specified amount, up to an aggregate amount of $125 million. If we are required to make substantial payments to OfficeMax in respect of our indemnification obligations, the resulting outflows of cash would adversely affect our operating results and financial condition. In addition, if we are required to make substantial payments to OfficeMax under the additional consideration agreement, our financial condition would be adversely affected.

We are subject to significant environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.   We are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Our capital expenditures for environmental compliance were approximately $12 million and $8 million in 2003 and 2004, respectively, and we expect to incur approximately $18 million in 2005. We expect to continue to incur significant capital and operating expenditures in order to maintain compliance with applicable environmental laws and regulations. On July 30, 2004, the EPA promulgated rules regulating toxic air emissions from wood panel plants. A second rule regulating toxic air emissions from industrial boilers at wood products plants and paper mills was promulgated on September 13, 2004. We are currently developing compliance strategies at the affected operations which will determine the amount of capital expenditures that will be required. We expect to incur capital expenditures ranging from $13 million to $37 million for the period from 2005 to 2007 to comply with these regulations. We may also be required to incur substantial additional capital expenditures to comply with future environmental regulations. If we fail to comply with applicable environmental laws and regulations, we may face civil or criminal fines, penalties, or enforcement actions, including orders limiting our operations or requiring corrective measures, installation of pollution control equipment, or other remedial actions.

As owners and operators of real estate, we may be liable under environmental laws for cleanup and other damages, including tort liability, resulting from releases of hazardous substances on or from our properties, including asbestos. We may have liability under these laws whether or not we knew of, or were responsible for, the presence of these substances on our property, and in some cases, our liability may not be limited to the value of the property. OfficeMax retains responsibility for environmental liabilities that occurred with respect to businesses, facilities, and other assets not purchased by us in the Acquisition. In addition, OfficeMax generally indemnifies us for hazardous substance releases and other environmental violations that occurred prior to the closing of the Acquisition or arose out of pre-closing operations at the businesses, facilities, and other assets purchased by us. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax. Furthermore, we are not entitled to indemnification for liabilities incurred due to releases and violations of environmental laws occurring after the closing of the Acquisition. With respect to the timberlands operations, we may have responsibility for certain environmental liabilities that occurred in the period following the Acquisition but prior to the Timberlands Sale. Any material liability we incur would adversely impact our financial condition and could preclude us from making capital expenditures that would otherwise benefit our business.

Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

Labor disruptions or increased labor costs could adversely affect our business.   We could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise, any of which could prevent us from meeting customer demand, reducing our sales and profitability. As of September 30, 2005, we had 10,198 employees. Approximately 5,190, or 51%, of these employees work pursuant to collective bargaining agreements. Several of these agreements have recently expired or will expire in 2005, although the parties are continuing the agreements while bargaining. In March 2005, an agreement covering approximately 860 workers in our paper facilities in St. Helens, Oregon; Vancouver, Washington; Salem, Oregon; and Wallula, Washington, expired. We are currently in negotiations with respect to agreements covering approximately 810 workers at our St. Helens, Oregon; Salem, Oregon; and Wallula, Washington, paper facilities. In June 2005, we announced the permanent closure of our Vancouver, Washington, facility and will not extend that agreement beyond the February 2006 expected closure. We are currently bargaining the effects of that decision with the union. We may be unable to renew these agreements without work stoppages or significant increases in costs, which would reduce our operating margins and which could require us to limit or cease manufacturing operations at one or more facilities.

We depend upon the continued services of our senior management team.   Our success depends, in part, on the efforts of our senior management and other key employees. Our senior management team, led by Tom Stephens, our chief executive officer, has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, engineering, manufacturing, financial, and administrative skills that are critical to the operation of our business. While we are party to an employment agreement with Mr. Stephens until 2007, if he were to resign prior to the expiration of the initial agreement term or fail to renew the agreement upon expiration, the implementation of our business strategy may be slowed. If we lose or suffer an extended interruption in the services of Mr. Stephens or one of our other senior officers, we may become unable to implement our business strategy, resulting in lower profitability. Moreover, the market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees should the need arise. We do not maintain any key-man or similar insurance policies covering any of our senior management or other key employees.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.   We are a highly leveraged company. As of September 30, 2005, we had $1.8 billion of outstanding indebtedness, including $835.8 million of indebtedness under our senior secured credit facilities (excluding unused availability under our revolving credit facility and outstanding and undrawn letters of credit), a $266.4 million related-party note (the related party is a guarantor of our debt), $250 million of senior notes, and $400 million of senior subordinated notes. This level of indebtedness could have important consequences on our business, financial condition, and operating results, including the following:

•                  It may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions, and debt service requirements and other financing needs;

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

•                  It may make us more vulnerable to a downturn in our business, industry, or the economy in general;

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

We may not be able to generate sufficient cash flows to meet our debt service obligations.   Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, or future borrowings under our senior secured credit facilities or from other sources may not be available to us in an amount sufficient, to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. A substantial portion of our indebtedness bears interest at floating rates, and accordingly, if interest rates rise, our debt service requirements will increase. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

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

•                  Incur additional indebtedness, enter into sale/leaseback transactions, or issue preferred stock;

•                  Sell assets, including capital stock of subsidiaries;

•                  Agree to limitations on the ability of our subsidiaries to make distributions;

•                  Enter into transactions with our affiliates;

•                  Incur liens;

•                  Enter into new lines of business; and

•                  Engage in consolidations, mergers, or sales of substantially all of our assets.

Our senior secured credit agreement also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in our senior secured credit agreement and the indenture could:

•                  Limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•                  Adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances, or other capital needs or to engage in other business activities that would be in our interest.

ITEM 3.                                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks such as changes in interest rates, commodity prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge, or we designate the derivative as a cash flow hedge or a fair value hedge. We formally document all relationships between hedging instruments and the hedged item, as well as our risk management objectives and strategy for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in current income (loss).

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheet at fair value. Changes in the fair value of derivatives are recorded in either income (loss) or accumulated other comprehensive income (loss), as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in accumulated other comprehensive income in the period in which changes in fair value occur and is reclassified to income (loss) in the same period in which the hedged item affects income (loss) and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in current income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At September 30, 2005, the estimated current market value of our fixed rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $24.7 million less than the amount reported on our Consolidated Balance Sheet.

Our obligations under our senior secured credit facilities and senior notes expose us to changes in short-term interest rates since interest rates on this debt are variable. In November 2004, we entered into four interest rate swaps with a total notional amount of $550 million to hedge the exposure to interest rate fluctuations associated with our Tranche B term loan. The swaps on $300 million of our Tranche B term loan were fixed at an average pay rate of 3.3% and expire in December 2007, while the swaps on $250 million of our Tranche B term loan were fixed at an average pay rate of 3.5% and expire in December 2008. With the anticipated repayment of the Tranche B term loan, these interest rate swaps were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. In second quarter 2005, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under our Facilities and recognized $5.3 million of noncash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss. The net $9.9 million of value that was recorded in “Other assets” on our Consolidated Balance Sheet will result in higher interest expense over the remaining life of the interest rate swaps. The four interest rate swaps with a total notional amount of $550 million gave us an effective interest rate of 5.3% on that debt at September 30, 2005. Ineffectiveness related to the redesignated hedges was not significant.

In November 2004, we also entered into two 3.7% interest rate swaps with an aggregate notional amount of $250 million to hedge the exposure to floating-rate interest rate risks associated with our senior unsecured floating-rate notes, which gave us an effective interest rate on that debt of 6.6% at September 30, 2005. These swaps expire in October 2009. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps were recorded in “Series B equity units” prior to our conversion to a corporation and in “Accumulated other comprehensive income” subsequent to our conversion and were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. There was no ineffectiveness related to these hedges.

Predecessor Period

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

ITEM 4.                                                 CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including the CEO and CFO, as appropriate, to allow them to make timely decisions regarding our required disclosures.

In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We have also designed our disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures are effective to meet the objective for which they were designed and operate at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occured during the last fiscal quarter that have materially affected, or are resonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                 LEGAL PROCEEDINGS

Legal Proceedings

OfficeMax agreed to retain responsibility for essentially all legal proceedings related to our businesses that arose before October 29, 2004. We did, however, assume responsibility for a small number of legal proceedings that arose before this date.  We are also a party to routine legal proceedings that have arisen in our businesses after October 29, 2004. Management does not believe any of the legal proceedings for which we have responsibility will have a material adverse effect on our financial position,  results of operations, or cash flows.

Environmental Matters

We are not currently involved in any material environmental proceedings. OfficeMax retained responsibility for environmental claims and liabilities related to businesses, facilities, and other assets not purchased by us in the Acquisition. In addition, OfficeMax indemnifies us for hazardous substance releases and other environmental regulatory violations that relate to the businesses we did purchase and that occurred before the Acquisition or arose from pre-Acquisition operations. OfficeMax, however, may not have sufficient funds to satisfy in full its indemnification obligations, and in some cases, we may not be entitled to indemnification. Management does not believe that the potential exposure to the company for environmental matters would have a material adverse effect on our financial position, results of operations, or cash flows, even if OfficeMax failed to fulfill its indemnification responsibilities.

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

Date: November 3, 2005

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005

Number	Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Cascade Company

99	Financial Statements of Boise Land & Timber Holdings Corp.