Form 10-K
period 2005-12-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2006-03-01
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:  333-122770

Boise Cascade Holdings, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	20-1478587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Jefferson Street
P.O. Box 50
Boise, Idaho  83728

(208) 384-6161

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

As of February 28, 2006, the registrant did not have any voting or non-voting equity held by non-affiliates.

The registrant, a limited liability company, has no common stock outstanding. Equity units issued and outstanding on January 31, 2006, were as follows:

Series	Units Outstanding as of January 31, 2006
Series A Common Units	66,000,000
Series B Common Units	547,499,475
Series C Common Units	32,173,830

These units are neither registered nor publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

	PART I

Item 1.	Business	1
	General Overview	1
	Corporate Structure	3
	Building Materials Distribution	3
	Wood Products	4
	Paper	7
	Packaging & Newsprint	11
	Environmental Issues	13
	Capital Investment	13
	Competition	13
	Seasonality	14
	Working Capital	15
	Acquisitions and Divestitures	15
	Employees	15
	Identification of Executive Officers	15

Item 1A.	Risk Factors	15

Item 1B.	Unresolved Staff Comments	21

Item 2.	Properties	22
	Building Materials Distribution	22
	Wood Products	23
	Paper	23
	Packaging & Newsprint	23

Item 3.	Legal Proceedings	23

Item 4.	Submission of Matters to a Vote of Securityholders	23

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases	23

	PART II

Item 6.	Selected Financial Data	24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Acquisition of Assets from OfficeMax	26
	Effects of the Acquisition	26
	Rescission of Corporate Status	29
	Our Segments	29
	Factors That Affect Our Operating Results	30
	Recent Trends	31
	Results of Operations	35
	Operational Outlook	42
	Acquisitions	43
	Divestitures	43
	Liquidity and Capital Resources	43
	Contractual Obligations	49
	Off-Balance-Sheet Activities	50
	Guarantees	50
	Inflationary and Seasonal Influences	50
	Disclosures of Financial Market Risks	51
	Financial Instruments	53

ii

	Taxes		53
	Environmental		54
	Critical Accounting Estimates		55
	Non-GAAP Financial Measures		61

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		63

Item 8.	Consolidated Financial Statements and Supplementary Data		64
	Notes to Consolidated Financial Statements		69
	1.	Summary of Significant Accounting Policies	69
	2.	Purchase of OfficeMax’s Forest Products and Paper Assets	76
	3.	Transactions With Related Parties	77
	4.	Other (Income) Expense, Net	80
	5.	Income Taxes	80
	6.	Leases	83
	7.	Receivables	83
	8.	Investments in Equity Affiliate	84
	9.	Goodwill and Intangible Assets	84
	10.	Asset Retirement Obligations	86
	11.	Debt	87
	12.	Financial Instruments	89
	13.	Retirement and Benefit Plans	91
	14.	Redeemable Equity Units	95
	15.	Capital	98
	16.	Segment Information	100
	17.	Commitments and Guarantees	106
	18.	Consolidating Guarantor and Nonguarantor Financial Information	107
	19.	Legal Proceedings and Contingencies	116
	20.	Quarterly Results of Operations (unaudited)	116

	Report of Independent Registered Public Accounting Firm		118

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure		119

Item 9A.	Controls and Procedures		119

Item 9B.	Other Information		119

	PART III

Item 10.	Directors and Executive Officers of the Registrant		120

Item 11.	Executive Compensation		123

Item 12.	Security Ownership of Certain Beneficial Owners and Management		131

Item 13.	Certain Relationships and Related Transactions		133

Item 14.	Principal Accounting Fees and Services		136

	PART IV

Item 15.	Exhibits and Financial Statement Schedules		138

	Signatures		139

	Index to Exhibits		140

	Certifications

iii

PART 1

We have publicly-traded, registered debt securities, which require us to file reports with the Securities and Exchange Commission (SEC). All of our SEC filings, which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Registration Statements, Current Reports on Form 8-K, and all related amendments are available free of charge via Electronic Data Gathering Analysis and Retrieval (EDGAR) through the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.bc.com, as soon as reasonably practicable after filing such material with, or furnished to, the SEC. Attached as exhibits to this Form 10-K you will also find certifications of our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1.                                           BUSINESS

As used in this 2005 Annual Report on Form 10-K, the term “Boise” means Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries and where the context relates to periods prior to the acquisition of OfficeMax Incorporated’s (OfficeMax) forest products and paper assets, to their predecessors in interest. The terms “Boise Forest Products Operations” and “predecessor” refer to the results of the forest products and paper assets of OfficeMax that we acquired on October 29, 2004, from OfficeMax. OfficeMax was formerly known as Boise Cascade Corporation. We acquired the names “Boise” and “Boise Cascade” as part of the acquisition of OfficeMax’s forest products and paper assets (the Acquisition). The terms “we,” “us,” and “our” mean Boise with respect to periods after the Acquisition and Boise Forest Products Operations with respect to periods prior to the Acquisition. See Note 2, Purchase of OfficeMax’s Forest Products and Paper Assets, in “Item 8.  Consolidated Financial Statements and Supplementary Data” of this Form 10-K for more information related to the acquisition.

The consolidated financial statements present the financial results of Boise for the year ended December 31, 2005, and the period of October 29 (inception) through December 31, 2004, and the results of OfficeMax’s forest products operations for the period of January 1 through October 28, 2004, and the year ended December 31, 2003. When we refer to the 2004 results in this Form 10-K, we are referring to the entire year, both the period owned by the predecessor company and the period owned by Boise.

General Overview

We are a diversified North American paper and forest products company. We are headquartered in Boise, Idaho. We operate our business in the following five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other (support staff services). We present information pertaining to each of our five segments and the geographic areas in which they operate in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

On October 29, 2004, we acquired OfficeMax’s forest products and paper assets, other than its timberland operations, for an aggregate purchase price of $2.2 billion, including approximately $140 million of related fees and expenses. The purchase price is subject to adjustment based on amounts paid by us to OfficeMax, or paid by OfficeMax to us, under the Additional Consideration Agreement that we entered into as part of the Acquisition. For information on the Additional Consideration Agreement, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effects of the Acquisition—Material Ongoing Agreements With OfficeMax—Additional Consideration Agreement” of this Form 10-K. Concurrently with the Acquisition, Boise Land & Timber Holdings Corp. (Timber Holdings), an entity that is majority owned by our majority owner, Forest Products Holdings, L.L.C. (FPH), acquired from OfficeMax its timberland operations. For more information about the Acquisition, see Note 2, Purchase of OfficeMax’s Forest Products and Paper Assets, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

Historically, OfficeMax conducted the businesses acquired by Boise in three reportable segments:  Boise Building Solutions (which included both the building products manufacturing and building materials distribution businesses), Boise Paper Solutions (which included the paper and packaging and newsprint businesses), and Corporate and Other (support staff services). We have recast the financial information of our predecessor included in this Form 10-K to conform to our current segment presentation. OfficeMax historically allocated the results of its timberland operations to each of its Boise Building Solutions and Boise Paper Solutions segments. Since we did not acquire the timberland operations from OfficeMax, they are not included in the predecessor financial information included in this Form 10-K.

On February 4, 2005, Timber Holdings sold all of its timberlands to Forest Capital Partners, L.L.C. (Forest Capital), an unrelated party, for $1.65 billion in cash (Timberlands Sale). As part of the Timberlands Sale, we entered into a number of long-term fiber supply agreements with Forest Capital to support the continued supply of fiber to our wood products and paper manufacturing facilities.

On May 9, 2005, we converted from a limited liability company to a C corporation by filing a certificate of conversion with the Delaware Secretary of State. This conversion was in anticipation of an initial public offering of equity securities, which we subsequently abandoned. On December 20, 2005, acting pursuant to a Rescission Agreement among our shareholders, we rescinded our conversion to C corporation status by filing a conversion certificate with the Delaware Secretary of State that restored our status as a limited liability company and changed our name back to Boise Cascade Holdings, L.L.C. In connection with converting back to a limited liability company, in fourth quarter 2005, the shares of preferred and common stock were exchanged for equity units at a 1:1 ratio for the Series A preferred stock and at a 13:1 ratio for the Class B and C common stock. We also reversed the taxes we had recorded as a corporate entity. For more information related to the rescission see Note 5, Income Taxes in “Item 8.  Consolidated Financial Statements and Supplemental Data” of this Form 10-K.

Corporate Structure

The following chart summarizes our corporate structure and equity ownership (based on voting power):

Building Materials Distribution

Products

We are a leading national inventory-carrying wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to customers that resell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets. In 2005, EWP sales generated 16% of revenue in this segment. We believe our broad product line provides our customers with a one-stop resource for their needs and lowers per-unit freight costs. We also have expertise in special-order sourcing and merchandising support, and our nationwide supplier relationships allow us to offer excellent customer service on top brands in the building materials industry.

The following table sets forth segment sales and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through
	December 31,	December 31,	October 28,	Year Ended December 31
	2005	2004	2004	2003	2002	2001
	(millions)

Sales	$3,052.3	$401.7	$2,442.4	$2,047.8	$1,696.1	$1,596.4

EBITDA (a)	109.0	11.6	84.9	54.8	32.2	26.3

(a)                                  For more information about our use of EBITDA, see "Non-GAAP Financial Measures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Facilities

We operate 29 wholesale building materials distribution facilities located strategically throughout the United States. Since 2000, we have relocated or expanded several facilities, mostly in the eastern United States. We increased our national footprint by adding two facilities in California, one in 2002 and another in 2005. We also added a facility in Ohio during 2003. This expansion has occurred through both acquisitions and organic growth.

Raw Materials and Input Costs

We purchase the majority of the building materials we distribute from third-party suppliers. Approximately 25% of the lumber, commodity panels, and engineered wood products purchased by Building Materials Distribution during 2005 were purchased from our Wood Products segment. Our vendor base includes over 1,300 suppliers. We generally do not have long-term supply contracts with our vendors. This flexibility and our national presence allow us to obtain favorable price and term arrangements on a constant basis.

Sales, Marketing, and Distribution

Utilizing centralized systems, each of our distribution centers implements its own distribution and logistics model tailored to the customers it serves. We operate a fleet of trucks to deliver materials on a regularly scheduled basis. We have a large decentralized sales force able to use timely and accurate market information and local product knowledge to support customers.

Customers

Our customer base in this segment includes a wide range of customers across multiple market segments and various end markets. In 2005, a majority of our sales in this segment were to “pro dealers,” retail distributors that sell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets. We also service retail lumberyards, home improvement centers, and other industrial accounts.

Business Plan

We intend to continue to expand our building materials distribution network into new geographic markets and to grow in our existing markets. Since 2000, we have relocated or expanded several facilities, mostly in the eastern United States. Sales in this segment have grown from $1.6 billion in 2000 to $3.1 billion in 2005. The business has grown successfully by acquiring facilities, opening new locations, relocating and expanding existing facilities, and capturing local market share through superior customer service.

Wood Products

Products

We are a leading producer of EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs;

and laminated beams. We believe we are the second-largest EWP manufacturer in North America, with an estimated market share of approximately 20% in 2005. Over the past ten years, we have shifted our product focus from commodity products, such as plywood and lumber, to EWP which has more stable prices and higher margins. EWP accounted for 44% of our sales in this segment in 2005. As a result of growth in new housing construction and substitution trends away from traditional wide-dimension lumber to EWP, our EWP sales grew from 1998 through 2005 at a compound annual rate of 19%. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used in new residential and light commercial construction and in residential repair and remodeling.

The following table sets forth segment sales and EBITDA for the periods indicated:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through
	December 31,	December 31,	October 28,	Year Ended December 31
	2005	2004	2004	2003	2002	2001
	(millions)

Sales	$1,294.4	$200.1	$1,159.9	$1,115.7	$1,004.2	$1,010.1

EBITDA (a) (b)	142.4	18.9	226.5	77.7	37.1	(20.5)

(a)                                  The period of January 1 through October 28, 2004, included a $46.5 million pretax gain for the sale of our predecessor’s 47% interest in Voyageur Panel.

(b)                                 For more information about our use of EBITDA, see "Non-GAAP Financial Measures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Facilities

We currently operate an integrated network of 3 EWP facilities and 11 plywood and veneer plants, some of which manufacture inputs used in our EWP facilities. We also operate 5 sawmills and 1 particleboard plant. The following table lists annual capacities of our Wood Products facilities as of December 31, 2005, and production for the year then ended:

	Number of Mills	Capacity (a)	Production
	(millions)

Engineered wood products (EWP) (b)	3
Laminated veneer lumber (LVL) (cubic feet)		25.0	19.6
I-joists (equivalent lineal feet)			228
Plywood and veneer (sq. ft.) (3/8” basis) (c)	10	1,620	1,603
Lumber (board feet) (d)	5	270	259
Particleboard (sq. ft.) (3/4” basis)	1	160	163
Brazilian veneer (sq. ft.) (3/8” basis) (e)	1	170	148

(a)                                  Capacity is production assuming normal operating shift configurations. Accordingly, production can exceed capacity under some operating conditions.

(b)                                 A portion of LVL production is used to manufacture I-joists at two EWP plants. Capacity is based on LVL production only. We are currently expanding our LVL capacity by approximately 4.0 million cubic feet. This capacity will come online in June 2006 and should be fully operational by year-end. As the capacity installed in 2005 continues to ramp up, we expect our total capacity to increase 24% by the end of 2006, as compared with the end of 2005.

(c)                                  Production and capacity applicable to plywood only. Approximately 20% of the plywood we produced in 2005 was utilized internally to produce EWP.

(d)                                 We own one sawmill in Jackson, Alabama, which is managed as part of our Jackson pulp and paper mill complex. The financial results for this mill are reported in our Paper segment, and the production and capacity data in this table exclude this facility.

(e)                                  Most of the veneer is used for production of LVL at our plant in Alexandria, Louisiana. The remainder is processed into plywood in Brazil or sold in the open market.

Raw Materials and Input Costs

Our domestic plywood and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. We use ponderosa pine, spruce, and white fir logs to manufacture various grades of lumber. Our EWP facilities in Louisiana and Oregon use veneers and parallel-laminated veneer panels produced by our facilities and purchased from third parties, together with OSB purchased from third parties, to manufacture LVL and I-joists. In conjunction with the Timberlands Sale, we entered into long-term supply contracts with the buyer for a portion of our fiber needs. These agreements expire on December 31, 2014, and fiber purchased under these agreements is purchased at prices that approximate market levels. We currently supply our mills with fiber pursuant to these contracts, as well as pursuant to agreements with other third parties and open-market purchases. As a result of the Timberlands Sale, we increased our open-market purchases of wood fiber. Since most of our manufacturing facilities are located in close proximity to active wood markets, we believe the Timberlands Sale has not adversely affected our access to fiber at competitive prices.

Other important materials used to manufacture and prepare our wood products for sale include resins, adhesives, plastic strapping, and lumber wrap, which we purchase both on the open market and through long-term contracts.

During 2005, energy, primarily electricity, natural gas, and fuel oil, accounted for approximately 3% of the sum of our materials, labor, and other operating expenses, including fiber costs, in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts, most of which are with local providers in regions in which our facilities are located. Our gas contracts have pricing mechanisms based primarily on current market prices, and our electricity contracts have pricing mechanisms based primarily on published tariffs. In addition, we may also enter into energy hedge agreements to mitigate price risk.

Customers

Our Building Materials Distribution segment is our Wood Products segment’s largest customer, representing approximately 36% of its overall sales, including approximately 60% of its EWP sales, in 2005. Our third-party customers in this segment include wholesalers, major retailers, and industrial converters in both domestic and export markets.

Sales, Marketing, and Distribution

Sales of plywood, lumber, and particleboard are managed centrally by product. Our EWP sales force is managed centrally through a main office that oversees regional sales teams. Our sales force provides a variety of technical support services for our EWP, including integrated design, engineering, product specification software, distributor inventory management software, and job-pack preparation systems.

The following table lists sales volumes for our Wood Products facilities for the periods indicated:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through
	December 31,	December 31,	October 28,	Year Ended December 31
	2005	2004	2004	2003	2002	2001
	(millions)

Laminated veneer lumber (LVL) (cubic feet)	12.3	1.8	10.1	9.8	7.8	6.7
I-joists (equivalent lineal feet)	243	31	192	200	166	156
Plywood (sq. ft.) (3/8” basis)	1,328	243	1,228	1,655	1,603	1,636
Lumber (board feet)	327	60	303	364	395	398
Particleboard (sq. ft.) (3/4” basis)	165	22	134	153	189	199

Business Plan

We plan to further expand our market position in EWP. We believe EWP will continue to gain market share from traditional building products and that margins for EWP, over time, will continue to exceed those for most commodity wood-based building products. We are focused on leveraging our competitive cost structure, comprehensive customer service offering, design support capabilities, and efficient distribution network to continue to gain market share among homebuilders, building products retailers, and other distributors. To that end, we seek to expand our presence in EWP by adding capacity in a cost-effective manner. In 2005, demand for EWP remained strong, and average prices increased from those in 2004 in response. We are currently expanding our LVL capacity by approximately 4.0 million cubic feet. This capacity will come on-line in June 2006 and should be fully operational by year-end. As the capacity we installed in 2005 continues to ramp up, we expect our total capacity to increase 24% by the end of 2006, as compared with the end of 2005. We believe we have further opportunities to increase our EWP capacity with lower capital requirements due to the integration of our EWP production facilities with our veneer and plywood plants.

Paper

Products

We manufacture and sell uncoated free sheet (including cut-size office papers, commercial printing paper, business forms, envelope papers, and a wide range of value-added papers), market pulp, and containerboard (corrugating medium). Many of our paper products are commodity products, while others have specialized features that make these products “value-added.” Our value-added grades include bright and colored cut-size office papers and custom-developed specialty papers for such uses as label and release, security, and food wrap applications. We sell to end-users both directly from our mills and through distribution centers. We are the fourth-largest manufacturer of uncoated free sheet in North America, with annual uncoated free sheet production capacity of approximately 1.6 million short tons (a short ton is equal to 2,000 pounds) and market share of approximately 11% in 2005. During 2005, uncoated free sheet accounted for approximately 81% of segment sales.

The following table sets forth segment sales and EBITDA for the periods indicated:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through
	December 31,	December 31,	October 28,	Year Ended December 31
	2005	2004	2004	2003	2002	2001
	(millions)

Sales	$1,417.8	$230.1	$1,140.4	$1,257.1	$1,285.1	$1,287.0

EBITDA (a)	112.6	27.3	83.1	112.6	174.5	145.9

(a)                                  For more information about our use of EBITDA, see "Non-GAAP Financial Measures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Our commodity grade paper products are produced primarily on our larger paper machines in long, high-volume production runs that achieve economies of scale. On our smaller paper machines, our cost-competitively manufactured value-added grades are displacing the production of commodity grades. Value-added grades tend to require shorter production runs, generate higher and more stable prices, and have higher margins. Sales volumes of value-added grades increased 2%, from 426,000 tons in 2004 to 436,000 tons in 2005. This increased focus on value-added grades is an important component of our strategy.

We sell market pulp in quantities approximately equal to the market pulp we purchase; therefore, any market price and cost changes tend to offset one another. We also benefit from long-term pulp supply contracts at our mills that buy market pulp. We produce corrugating medium for use in our Packaging & Newsprint segment.

Facilities

We manufacture our uncoated free sheet paper at four mills in the United States. These mills had an annual capacity of 1.6 million short tons of uncoated free sheet as of December 31, 2005. Our uncoated free sheet paper mills are supported by converting machines that have the capacity to convert 1,001,000 tons of roll paper into cut- and folio-size sheets annually. From 2000 to 2005, approximately $512 million was invested in these mills to improve their cost position, expand capacity, enhance product capabilities, maintain facilities, and comply with environmental regulations.

The following table sets forth the annual capacities of manufacturing locations in our Paper segment as of December 31, 2005, and production for the year then ended:

	Number of Machines	Capacity (a)	Production
		(short tons)
PULP AND PAPER MILLS
Jackson, Alabama
Uncoated free sheet	2	512,000	476,000
International Falls, Minnesota
Uncoated free sheet	4	544,000	518,000
St. Helens, Oregon
Uncoated free sheet	3	254,000	260,000
Market pulp	—	98,000	98,000
Wallula, Washington
Uncoated free sheet	1	240,000	233,000
Market pulp	1	130,000	131,000
Containerboard (medium)	1	130,000	128,000
	12	1,908,000	1,844,000

ANNUAL CAPACITY BY PRODUCT
Uncoated free sheet		1,550,000
Containerboard (medium)		130,000
Market pulp		228,000
		1,908,000

(a)                      Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance.

Raw Materials and Input Costs

Wood fiber is our principal raw material in this segment. The primary sources of wood fiber are timber and its byproducts, such as wood chips, wood shavings, and sawdust. Prior to the Timberlands Sale, we supplied our paper mills with fiber from our predecessor’s timberland operations and Timber Holdings, as well as from third parties. Upon the Timberlands Sale, we entered into long-term supply contracts with the buyer for a portion of our fiber needs. These agreements expire on December 31, 2014, and fiber purchased under these agreements is purchased at prices that approximate market levels. We currently supply our paper mills with fiber pursuant to these contracts, as well as pursuant to agreements with other third parties and open-market purchases. As a result of the Timberlands Sale, we have increased our open-market purchases of wood fiber. Since most of our manufacturing facilities are located in close proximity to active wood markets, the Timberlands Sale did not adversely affect our access to fiber at competitive prices. We obtain some of our wood residuals from our sawmills and wood products facilities in the Northwest and, to a lesser extent, in the South, and the remainder are purchased from outside sources. We also obtain fiber for our pulp mills in the Pacific Northwest from our cottonwood fiber farm near Wallula, Washington.

All of our paper mills have on-site pulp production facilities. Some of our paper mills also purchase pulp from third parties. In addition to wood fiber and market pulp, we purchase wastepaper to convert into recycled pulp for use in our paper products. Other important raw materials used in this segment include precipitated calcium carbonate, sodium chlorate, sodium hydroxide, and dyes.

We generally purchase raw materials through contracts or open-market purchases. Our contracts are generally with suppliers located in closest proximity to the specific facility they supply, and they generally contain price adjustment mechanisms to account for market price and expense volatility.

Our Paper segment consumes substantial amounts of energy, such as electricity, natural gas, and fuel oil. During 2005, energy costs accounted for approximately 16% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts, most of which are between a specific plant and a specific local provider. Under most of these contracts, the providers are bound to provide us with all of our needs for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we also enter into energy hedge agreements to mitigate price risk.

Sales, Marketing, and Distribution

Our uncoated free sheet is sold primarily by our own sales personnel. We sell to end-users both directly from our mills and through distribution centers. This allows us to respond quickly to customer demands. In 2005, we processed a majority of our uncoated free sheet orders electronically, either over the internet or using Electronic Data Interchange, a computer-to-computer purchase ordering and tracking system.

The following table sets forth sales volumes of paper and paper products for the periods indicated:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through
	December 31,	December 31,	October 28,	Year Ended December 31
	2005	2004	2004	2003	2002	2001
	(thousands of short tons)

Uncoated free sheet	1,516	246	1,249	1,396	1,425	1,386
Containerboard (medium)	128	23	110	126	123	123
Market pulp and other	142	27	138	146	179	157
	1,786	296	1,497	1,668	1,727	1,666

Customers

Our largest customer in this segment is OfficeMax. In 2005, sales to OfficeMax accounted for $562.3 million of paper segment sales, including 47% of our uncoated free sheet sales volume and 82% of our office papers sales volume. In October 2004, OfficeMax agreed to purchase from us its full North American requirements for cut-size office paper, to the extent we choose to supply such paper to them, through December 2012. The price for paper sold under this supply agreement approximates market prices. OfficeMax’s purchase obligations under the agreement will phase out over a four-year period beginning one year after the delivery of notice of termination, but not prior to December 31, 2012. This supply agreement provides us with access to one of North America’s largest office products sales and distribution networks, giving us a competitive advantage from the perspective of market access and customer supply-chain management.

In addition to OfficeMax, we have over 900 uncoated free sheet paper customers, none of which individually represents a material portion of our sales. Our customers include paper merchants, commercial and financial printers, paper converters, such as envelope and form manufacturers, and customers who use our paper for specialty applications, such as label and release products or food wrap. The majority of these customers purchase products through individual purchase orders. In addition to our paper supply agreement with OfficeMax, we have long-term relationships with other customers, although no single relationship, other than the one with OfficeMax, is material to our business.

Business Plan

We plan to work closely with our customers to develop and manufacture innovative value-added papers and service programs that respond to their changing needs and technical requirements. On our smaller machines, we will continue to displace the production of commodity grades with higher-margin value-added grades, which we believe we can produce at competitive costs. By leveraging our existing customer relationships, design capabilities, competitive cost position, and efficient logistics network, we seek to become a leading North American supplier of value-added papers.

We also intend to build on our successful relationship with OfficeMax to become a preferred supplier of cut-size office papers to a greater portion of their commercial and retail customers. Our long-term supply agreement with OfficeMax allows us to focus our largest paper machines on producing commodity products in long, high-volume production runs. This relationship allows us to continue to improve the capacity utilization of our largest paper machines, leverage supply-chain efficiencies, and develop and test product and packaging innovations. We plan to leverage the expertise developed in this relationship to better serve our other customers and develop new customers and products while pursuing productivity improvements and cost reductions.

Packaging & Newsprint

Products

We manufacture and sell containerboard (linerboard) and corrugated containers, as well as newsprint. The following table sets forth segment sales and EBITDA for the periods indicated:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through
	December 31,	December 31,	October 28,	Year Ended December 31
	2005	2004	2004	2003	2002	2001
	(millions)

Sales	$731.6	$128.9	$565.6	$638.1	$633.4	$702.1

EBITDA (a)	61.0	13.3	33.5	25.4	18.4	65.6

(a)                                  For more information about our use of EBITDA, see "Non-GAAP Financial Measures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Containerboard is used in the production of corrugated containers. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. During 2005, we produced approximately 533,000 short tons of linerboard and approximately 4.8 billion square feet of corrugated containers, and our corrugated container plants consumed (either directly or through trades with other containerboard producers) approximately 55% of Boise’s containerboard production, including the corrugating medium manufactured in our Paper segment.

We manufactured approximately 411,000 tons of newsprint during 2005, primarily for use in printing daily newspapers and other publications in North America.

Facilities

We manufacture containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. This mill is one of the largest paper mills in North America, with an approximate annual production capacity of 1.0 million short tons as of December 31, 2005. From 2000 to 2005, our Packaging & Newsprint segment invested approximately $198 million in the DeRidder mill to improve its cost position, expand capacity, enhance product capabilities, maintain the facility, and comply with environmental regulations. We also manufacture corrugated containers at five plants in the Pacific Northwest, with an aggregate annual capacity of approximately 6.5 billion square feet, based on operating the plants five days a week, 24 hours a day.

The following table sets forth annual capacities of our containerboard (linerboard) and newsprint mill in DeRidder, Louisiana, as of December 31, 2005, and production for the year then ended:

	Number of Machines	Capacity (a)	Production
		(short tons)
PULP AND PAPER MILL
DeRidder, Louisiana
Containerboard (linerboard)	1	554,000	533,000
Newsprint	2	434,000	411,000
	3	988,000	944,000

(a)                      Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance.

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for approximately $45 million plus adjustments for working capital items. CTC manufactures corrugated sheets that it sells primarily to regional independents and full-line container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes. We expect the acquisition to increase our Packaging & Newsprint segment’s containerboard integration from 55% to 77%. The operation continues to operate under the name Central Texas Corrugated.

Raw Materials and Input Costs

Wood fiber is the principal raw material in this segment. The primary sources of wood fiber are timber and its byproducts, such as wood chips, wood shavings, and sawdust. Prior to the Timberlands Sale, we supplied our DeRidder mill with fiber from our predecessor’s timberland operations and Timber Holdings, as well as from third parties. In connection with the Timberlands Sale, we entered into a long-term supply contract with the buyer for a significant portion of our fiber needs. We currently supply our DeRidder mill with fiber pursuant to this contract, as well as pursuant to agreements with other third parties and open-market purchases. As a result of the Timberlands Sale, we increased our open-market purchases of wood fiber. We obtain some of our wood residuals from our wood products plants in the South, and the remainder are purchased from outside sources. Since our manufacturing facility is located in close proximity to an active wood market, the Timberlands Sale did not reduce our access to fiber at competitive prices.

We generally purchase raw materials through contracts or open-market purchases. Our contracts are generally with suppliers located in close proximity to the specific facility they supply, and they generally contain price adjustment mechanisms to account for market price and expense volatility.

Our Packaging & Newsprint segment consumes substantial amounts of energy, such as electricity and natural gas. During 2005, energy costs accounted for approximately 14% of the sum of materials, labor, and other operating expenses, including fiber costs, in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts. Under most of these contracts, the providers are bound to supply us with all of our needs for a particular type of energy at a specific facility. Our gas contracts have pricing mechanisms based primarily on current market prices, and our electricity contracts have pricing mechanisms based primarily on published tariffs. We also enter into energy hedge agreements to mitigate price risk.

Sales, Marketing, and Distribution

Our containerboard (linerboard) and corrugated container products are sold by brokers or our own sales personnel. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement, whereby Abitibi purchases all of the newsprint we produce at a price equal to the price Abitibi’s mills in the southern United States receive from customers, less associated expenses and a sales and marketing discount. Abitibi is one of the world’s largest producers and marketers of newsprint. It sells our newsprint primarily in regional markets near our DeRidder, Louisiana, manufacturing facility. Our contract with Abitibi expires in 2008. The agreement automatically renews for one additional five-year term unless terminated by either party at the end of the initial term or at any time during the renewal term on one year’s prior written notice.

The following table sets forth sales volumes of containerboard (linerboard) and newsprint for the periods indicated:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through
	December 31,	December 31,	October 28,	Year Ended December 31
	2005	2004	2004	2003	2002	2001
	(thousands of short tons)

Containerboard (linerboard)	452	81	382	451	479	450
Newsprint	408	81	349	416	406	395

	(millions of square feet)

Corrugated containers	4,770	787	3,876	4,591	4,463	4,736

Customers

During 2005, we sold approximately 59% of our linerboard in the open market, of which approximately 32% was sold domestically. We sell our corrugated containers to over 1,000 active customers, including large agricultural producers and food and beverage processors. We sell all of our newsprint to Abitibi, which sells to newspaper publishers located near our mill.

Business Plan

                                                We operate our Packaging & Newsprint business segment to optimize cash flow through increasing integration between our containerboard and converting operations and operational improvements in our facilities to lower costs and improve efficiency. The recent acquisition of CTC is a significant step in increasing our integration. We are a relatively small producer of newsprint which is sold through Abitibi-Consolidated, one of the largest manufacturers of newsprint in the world.

Environmental Issues

Our discussion of environmental issues is presented under the caption “Environmental” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. In addition, environmental issues are discussed under “Item 3.  Legal Proceedings” of this Form 10-K.

Capital Investment

Information concerning our capital expenditures is presented under the caption “Investment Activities” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Competition

The markets in each of our business segments are large and highly competitive. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in each of our operating segments. Those factors include price, service, quality, product selection, and convenience of location.

Some of our competitors in each of our segments are larger than we are and have greater financial resources. These resources afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than can we.

Building Materials Distribution.  The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. We compete on the basis of delivery cost and speed, quality of service, and compatibility with customers’ needs, and our competition consists of distributors of all types of building materials. We compete with other national inventory-carrying distributors as well as wholesale brokers and buying cooperatives, some of which have sales greater than ours and/or have more extensive relationships with professional builders. If one or more of these competitors are able to leverage geographic coverage and/or customer relationships into new markets, our growth strategy in this segment could be negatively impacted. In recent years, there has been consolidation among homebuilders, pro dealers, and big box retailers. As the customer base consolidates, this dynamic could impact our ability to maintain margins. Proximity to customers is an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, and our focus on customer service are our primary competitive advantages in this segment.

Wood Products.  Our markets in this segment are large and highly competitive. There are several major producers of most of our products, including EWP and plywood, as well as numerous local and regional manufacturers. We have leading market positions in the manufacture of EWP, plywood, and ponderosa pine lumber. We hold much smaller competitive positions with respect to our other building products. Our products in this segment compete primarily on the basis of price, quality, and particularly with respect to EWP, levels of customer service. We believe our cost-competitive production facilities and our customer service are our principal competitive advantages in this segment. Most of our competitors are located in the United States and Canada, although competition from manufacturers in other countries has increased in recent years. Many of these foreign competitors have lower operating costs than do we. We compete not only with manufacturers and distributors of similar building products but also with products made from alternative materials, such as steel and plastic. Some of our competitors, though, also enjoy strong reputations for product quality and customer service, and these competitors may have strong relationships with certain distributors, making it difficult for our products to gain additional market share. Some of our competitors in this segment are more vertically integrated than are we and/or have access to internal sources of wood fiber, which may allow them to subsidize their base manufacturing business in periods of rising fiber prices.

Paper.  The markets in which our Paper segment competes are large and highly competitive. Commodity grades of uncoated free sheet are globally traded, with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. All of our paper manufacturing facilities are located in the United States, and although we compete largely in the domestic market, we do face competition from foreign producers, some of which have lower operating costs than do we. The level of this competition varies, depending on domestic and foreign demand and foreign currency exchange rates. In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades.

About five major manufacturers compete in the North American uncoated free sheet market, making up approximately 76% of capacity. We are the fourth-largest producer of uncoated free sheet in North America. Some of our competitors in this segment are more vertically integrated than are we and/or have access to internal sources of wood fiber, which may allow them to subsidize their base manufacturing business in periods of rising fiber prices. Although price is the primary basis for competition in most of our paper grades, quality and service are important competitive determinants, especially in value-added grades. Our paper products also compete with other paper grades, electronic transmission, and document storage alternatives. As the use of these alternatives continues to grow, we may see variances in the overall demand for paper products or shifts from one type of paper to another.

Packaging & Newsprint.  Containerboard (linerboard) and newsprint are globally traded commodities with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. The intensity of competition in these industries fluctuates based on demand levels and prevailing foreign currency exchange rates. Our corrugated container operations in the Pacific Northwest have a leading regional market position and compete with several national and regional manufacturers. Some of our competitors have lower operating costs than do we and/or enjoy greater integration between their containerboard production and corrugated container production. During 2005, we had market shares of approximately 2% and 3% in the North American linerboard and newsprint markets, respectively.

Seasonality

Our building products businesses are dependent on housing starts, repair-and-remodel activity, and commercial and industrial building. Declines in building activity that may occur during winter affect our building products businesses. To a lesser degree, our paper businesses also experience some seasonality in their businesses based primarily on buying patterns associated with particular products. For example, the demand for our corrugated container plants is influenced by agricultural demand in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption at all of our manufacturing facilities.

Working Capital

We have no unusual working capital practices. We believe our management practices with respect to working capital conform to common business practices in the United States.

Acquisitions and Divestures

We may engage in acquisition and divestiture discussions with other companies and make acquisitions and divestures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. For more information about our acquisitions and divestitures, see “Effects of the Acquisition,” “Acquisitions,” and “Divestitures” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Employees

As of December 31, 2005, we had 10,155 employees. Approximately 5,060, or 50%, of these employees work pursuant to collective bargaining agreements. Several of these agreements have recently expired or will expire in 2006, although the parties are generally continuing the agreements while bargaining. In March 2005, the agreements covering approximately 860 workers at our paper facilities in St. Helens, Oregon; Vancouver, Washington; Salem, Oregon; and Wallula, Washington, expired. In November, we reached a four-year agreement covering the Wallula facility. We are currently in negotiations with respect to agreements covering approximately 490 workers at our St. Helens, Oregon, and Salem, Oregon, paper facilities. In June 2005, we announced the permanent closure of our Vancouver, Washington, facility and will not extend that agreement beyond the March 2006 expected closure. We are currently bargaining the effects of that decision with the union. We are also in current negotiations regarding a collective bargaining agreement at our DeRidder, Louisiana, paper mill covering approximately 440 employees. That agreement expired February 15, 2006. The agreements at our Nampa, Idaho, container plant; our Jackson, Alabama, paper mill; and our St. Jacques, New Brunswick, Canada, I-joist plant will expire in the second, third, and fourth quarters of 2006, respectively. We are also currently in negotiations for a new contract at our veneer and plywood facility in Brazil.

Identification of Executive Officers

Information with respect to our executive officers is set forth in “Item 10.  Directors and Executive Officers of the Registrant” of this Form 10-K.

ITEM 1A.                                  RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the description of business in "Item 1. Business" and the Operational Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward-looking statement.

The paper and forest products industry is highly cyclical. Fluctuations in the prices of and the demand for our products could result in smaller profit margins and lower sales volumes.  Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volumes, and margins for our products. The length and magnitude of industry cycles have varied over time and by product but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of our paper products, including our cut-size office paper, containerboard, and newsprint, and many of our wood products, including our plywood, lumber, and particleboard, are commodities that are widely available from other producers. Even our noncommodity products, such as value-added papers and EWP, are susceptible to commodity dynamics. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

The overall levels of demand for the commodity products we make and distribute, and consequently our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets, as well as foreign currency exchange rates. For example, demand for wood products depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are impacted by demographic trends, interest rate levels, weather, and general economic conditions. Demand for our paper products fluctuates with levels of employment, the state of durable and nondurable goods industries, and prevailing levels of advertising and print circulation. In recent years, paper demand for some grades of paper has also decreased as electronic transmission and document storage alternatives become more prevalent.

Industry supply of commodity papers and wood products is also subject to fluctuation, as changing industry conditions can influence producers to idle or permanently close individual machines or entire mills. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. Oversupply in these markets can also result from producers introducing new capacity in response to favorable short-term pricing trends.

Industry supply of commodity papers and wood products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. While the weakness of the U.S. dollar has mitigated the levels of imports in recent years, a strengthening of the U.S. dollar is likely to increase imports of commodity papers and wood products from overseas, putting downward pressure on prices. In 2005, most North American manufacturers of uncoated free sheet paper grades increased the brightness level of their products. This higher brightness level conforms to the brightness level of papers sold in most other major markets in the world. This could make the our products more vulnerable to imported products.

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

We face strong competition in our markets.  The paper and forest products industry is highly competitive. We face competition from numerous competitors, domestic as well as foreign. Some of our competitors in each of our businesses are large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency, and/or lower operating costs than we do. In addition, some of our competitors have less indebtedness than do we, and therefore, more of their cash is available for business purposes other than debt service. We may be unable to compete, particularly with respect to our commodity products, during the various stages of the business cycle.

Further increases in the cost of our purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing our margins.  Energy is one of our most significant raw materials, comprising approximately 3%, 16%, and 14% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs for our Wood Products, Paper, and Packaging & Newsprint segments, respectively, for the year ended December 31, 2005. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We have some flexibility to switch between fuel sources; however, we have significant exposure to natural gas and fuel oil price increases. While energy prices in early first quarter 2006 are generally lower than we experienced in fourth quarter 2005, Gulf-area natural gas production has still not achieved prehurricane levels and pricing remains high by historical standards. In addition, increased demand (which could be driven by cold weather) or further supply constraints could drive prices higher. If current fuel prices persist and we are unable to pass these increases on to our customers in the form of higher prices, we may experience a material negative financial impact. In addition, the rates we are charged by our electrical suppliers are impacted by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and regulatory situation. In particular, electrical costs at our DeRidder, Louisiana, mill increased approximately $5.3 million in fourth quarter 2005, compared with third quarter 2005.

Other raw materials we use include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins, and adhesives. Purchases of chemicals accounted for approximately 6%, 13%, and 4% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments, respectively, for the year ended December 31, 2005. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond our control.

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

Some of our paper and wood products are vulnerable to long-term declines in demand due to competing technologies or materials.  Our uncoated free sheet and newsprint compete with electronic transmission and document storage alternatives, as well as with paper grades we do not produce. As the use of these alternatives grow, demand for paper products may shift from one grade of paper to another, or be eliminated altogether. For example, demand for newsprint has declined and may continue to decline as newspapers are replaced with electronic media, and demand for our uncoated free sheet for use in preprinted forms has declined and may continue to decline as the use of desktop publishing and on-demand printing continues to displace traditional forms. Demand for our containerboard may decline as corrugated paper packaging is replaced with reusable plastic alternatives, particularly with respect to uses for perishable food products. Demand for plywood may also decline as customers continue to shift to oriented strand board, a product we do not manufacture. Any substantial shift in demand from our products to competing technologies or materials could result in a material decrease in sales of our products.

Our manufacturing businesses may have difficulty obtaining timber at favorable prices or at all.  Wood fiber is our principal raw material, comprising approximately 32%, 17%, and 13% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments, respectively, for the year ended December 31, 2005. Wood fiber is a commodity and historically prices have been cyclical. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States. These reductions have caused the closure of plywood and lumber operations in some of the geographic areas in which we operate. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health, and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and our cost of wood fiber may increase in particular regions due to market shifts in those regions. In addition, our ability to obtain wood fiber from Brazil may be impacted by legal and political conditions in that country as well as transportation difficulties. Any sustained increase in wood fiber prices would increase our operating costs, and we may be unable to increase prices for our products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

Prior to the Timberlands Sale, our predecessor’s timberland operations provided, on average, approximately 47% of our wood fiber requirements. In connection with the Timberlands Sale, we entered into long-term supply agreements, pursuant to which we expect to obtain a significant portion of our future wood fiber requirements. We purchase substantially all of our wood fiber from third parties, either pursuant to these supply agreements or in the open market. If any of our major suppliers of wood fiber stops selling or is unable to sell wood fiber to us, our financial condition and operating results would suffer. As a result of the Timberlands Sale, we increased our open-market purchases of wood fiber. In

2005, wood fiber costs exceeded historical costs since we had not historically made open-market purchases of wood fiber in such large amounts. As the amount of wood fiber we purchase pursuant to existing supply agreements declines, our wood fiber costs may increase further as we increase our reliance on open-market purchases. In addition, our limited access to an internal supply of timber exposes us to the effects of short-term price volatility and limits our flexibility in responding to shortages in wood fiber supply and could cause our operating costs to increase to a greater extent than those of our competitors that own timberlands. If we experience constraints on our timber supply for any of these or other reasons, we would be required to limit production in and/or close manufacturing facilities.

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

•                        Terrorism or threats of terrorism;

•                        Labor difficulties; or

•                        Other operational problems.

Events such as those listed above have resulted in operating losses in the past. For example, we experienced market pulp production losses due to the mechanical failure of one of our digesters at our Wallula, Washington, facility. This interruption resulted in a reduction in second quarter 2005 operating income of approximately $2.2 million. For the year ended December 31, 2005, damage caused by Hurricanes Dennis, Katrina, and Rita led to lost production, lost sales, and temporary shutdowns in our facilities along the Gulf Coast. We estimate a reduction in operating income of approximately $6 million as a result of lost production.

Future events may cause similar shutdowns, which may result in additional downtime and/or may cause additional damage to our facilities. Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production capacity targets and satisfy customer requirements would be impaired, resulting in lower sales and net income.

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements.   Our manufacturing businesses are capital-intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency, and comply with environmental laws. During 2005, our total capital expenditures, excluding acquisitions, were approximately $170 million, including approximately $83 million for maintenance capital and approximately $17 million for environmental expenditures. Our total capital expenditures, excluding acquisitions, were approximately $169 million during 2004, including approximately $114 million for maintenance capital and approximately $8 million for environmental expenditures. We expect to spend approximately $160 million, excluding acquisitions, on capital expenditures during 2006, including approximately $84 million for maintenance capital and approximately $13 million for environmental expenditures. We anticipate our available cash resources and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for at least the next year. However, if we require additional funds, we may not be able to obtain them on favorable terms, or at all. In addition, our debt service obligations reduce our available cash flows. If we cannot maintain or upgrade our equipment as we require or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations or we may become unable to manufacture products that can compete effectively in one or more of our markets.

Our operations are affected by our relationship with OfficeMax.   Until October 2004, we operated as business units of OfficeMax and not as a stand-alone company. For the year ended December 31, 2005, sales to OfficeMax accounted for approximately 47% of our uncoated free sheet volume, including approximately 82% of our office paper volume. We anticipate that OfficeMax will continue to be our largest customer and that we will continue to depend on its distribution network for a substantial portion of our uncoated free sheet sales in the future. In connection with the Acquisition, OfficeMax retained and indemnified us against certain liabilities related to our business. Furthermore, we and OfficeMax entered into an Additional Consideration Agreement, pursuant to which OfficeMax may be required to make substantial payments to us. Any significant deterioration in OfficeMax’s financial condition or our relationship with OfficeMax, or a significant change in OfficeMax’s business strategy, could result in OfficeMax ceasing to be our customer or failing to satisfy its contractual obligations to us, which in turn could reduce our sales and subject us to additional material liabilities.

In addition, we may be required to make substantial payments to OfficeMax in connection with agreements we entered into related to the Acquisition. We currently indemnify OfficeMax for breaches of representations, warranties, and covenants made in the Asset Purchase Agreement, as well as for all liabilities we assumed in connection with the Acquisition. Our indemnification obligations with respect to breaches of representations and warranties are, with certain exceptions, subject to a deductible of $20.7 million, and our indemnification obligations are capped at $248.9 million in the aggregate. The Additional Consideration Agreement also requires us to pay OfficeMax, to the extent that the average market price for a benchmark grade of cut-size office paper manufactured within our Paper segment exceeds a specified amount, up to an aggregate cap of $125 million. If we are required to make substantial payments to OfficeMax in respect of our indemnification obligations, the resulting outflows of cash would adversely affect our operating results and financial condition. In addition, if we are required to make substantial payments to OfficeMax under the Additional Consideration Agreement, our financial condition would be adversely affected.

We are subject to significant environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.   We are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Our capital expenditures for environmental compliance were approximately $17 million, $8 million, and $12 million in 2005, 2004, and 2003, respectively, and we expect to incur approximately $13 million in 2006. We expect to continue to incur significant capital and operating expenditures in order to maintain compliance with applicable environmental laws and regulations. In 2004, the Environmental Protection Agency (EPA) promulgated rules regulating toxic air emissions from wood panel plants and from industrial boilers at wood products plants and paper mills. We are currently developing compliance strategies at the affected operations which will determine the amount of capital expenditures that will be required. We expect to incur capital expenditures ranging from $19 million to $25 million for the period from 2006 through 2008 to comply with these regulations. We may also be required to incur substantial additional capital expenditures to comply with future environmental regulations. If we fail to comply with applicable environmental laws and regulations, we may face civil or criminal fines, penalties, or enforcement actions, including orders limiting our operations or requiring corrective measures, installation of pollution control equipment, or other remedial actions.

As owners and operators of real estate, we may be liable under environmental laws for cleanup and other damages, including tort liability, resulting from releases of hazardous substances on or from our properties. We may have liability under these laws whether or not we knew of, or were responsible for, the presence of these substances on our property, and in some cases, our liability may not be limited to the value of the property. OfficeMax retains responsibility for environmental liabilities that occurred with respect to businesses, facilities, and other assets not purchased by us in the Acquisition. In addition, OfficeMax generally indemnifies us for hazardous substance releases and other environmental violations that occurred prior to the Acquisition or arose out of pre-Acquisition operations at the businesses, facilities, and other assets purchased by us. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax. Furthermore, we are not entitled to indemnification for liabilities incurred due to releases and violations of environmental laws occurring after the Acquisition. With respect to our predecessor’s timberland operations, we may have responsibility for certain environmental liabilities that occurred in the period following the Acquisition but prior to the Timberlands Sale. Any material liability we incur would adversely impact our financial condition and could preclude us from making capital expenditures that would otherwise benefit our business.

Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

Labor disruptions or increased labor costs could adversely affect our business.   We could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise, any of which could prevent us from meeting customer demand, reducing our sales and profitability. As of December 31, 2005, we had 10,155 employees. Approximately 5,060, or 50%, of these employees work pursuant to collective bargaining agreements. Several of these agreements have recently expired or will expire in 2006, although the parties are generally continuing the agreements while bargaining. In March 2005, the agreements covering approximately 860 workers at our paper facilities in St. Helens, Oregon; Vancouver, Washington; Salem, Oregon; and Wallula, Washington, expired. In November, we reached a four-year agreement covering the Wallula facility. We are currently in negotiations with respect to agreements covering approximately 490 workers at our St. Helens, Oregon, and Salem, Oregon, paper facilities. In June 2005, we announced the permanent closure of our Vancouver, Washington, facility and will not extend that agreement beyond the March 2006 expected closure. We are currently bargaining the effects of that decision with the union. We are also in current negotiations regarding a collective bargaining agreement at our DeRidder, Louisiana, paper mill covering approximately 440 employees. That agreement expired February 15, 2006. The agreements at our Nampa, Idaho, container plant; our Jackson, Alabama, paper mill; and our St. Jacques, New Brunswick, Canada, I-joist plant will expire in the second, third, and fourth quarters of 2006, respectively. We are also currently in negotiations for a new contract at our veneer and plywood facility in Brazil. We may be unable to renew these agreements without work stoppages or significant increases in costs, which would reduce our operating margins and could require us to limit or cease manufacturing operations at one or more facilities.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.   We are a highly leveraged company. As of December 31, 2005, we had $1.6 billion of outstanding indebtedness, including $635.8 million of indebtedness under our senior secured credit facilities (excluding unused availability under our revolving credit facility and outstanding and undrawn letters of credit), a $270.9 million related-party note (the related party is a guarantor of our debt), $250.0 million of senior notes, $400.0 million of senior subordinated notes, and $80.0 million of net borrowings outstanding under our accounts receivable securitization program. This level of indebtedness could have important consequences on our business, financial condition, and operating results, including the following:

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

Our business may not generate sufficient cash flow from operations, or future borrowings under our senior secured credit facilities or from other sources may not be available to us in an amount sufficient, to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. A substantial portion of our indebtedness bears interest at floating rates, and accordingly, if interest rates rise, our debt service requirements will increase. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to affect such actions, if necessary, on commercially reasonable terms, or at all.

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

•                  Incur additional indebtedness or enter into sale/leaseback transactions;

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

ITEM 1B.                                  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                           PROPERTIES

We own substantially all of our facilities. Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all equipment used in our facilities. Information concerning production capacity and the utilization of our manufacturing facilities is presented in “Item 1.  Business” of this Form 10-K.

Following is a list of our facilities by segment as of January 31, 2006. In December 2005, we entered into an agreement to sell our headquarters building in Boise, Idaho. In first quarter 2006, we anticipate leasing back approximately 65% of the building over a staggered lease term of ten to 12 years. Both agreements are scheduled to close in first quarter 2006. Our corporate headquarters will continue to be located in Boise, Idaho.

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas. As part of this transaction we acquired one facility located in Waco, Texas. This facility manufactures corrugated sheets and is part of our Packaging & Newsprint segment.

Building Materials Distribution

The following table summarizes our 29 Building Materials Distribution facilities:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned/Leased	32,027
Lathrop, California	Leased	162,000
Riverside, California	Leased	131,263
Denver, Colorado	Owned	203,212
Grand Junction, Colorado	Owned	82,000
Orlando, Florida	Owned	105,000
Tucker, Georgia	Leased	79,620
Boise, Idaho	Owned	62,297
Idaho Falls, Idaho	Owned	51,752
Rochelle, Illinois	Owned	86,000
Annapolis Junction, Maryland	Owned/Leased	14,000
Westfield, Massachusetts	Leased	112,400
Wayne, Michigan	Leased	40,500
Lakeville, Minnesota	Owned	72,000
Billings, Montana	Owned	77,024
Portsmouth, New Hampshire	Owned/Leased	39,400
Delanco, New Jersey	Owned/Subleased	15,000
Albuquerque, New Mexico	Owned	30,000
Greensboro, North Carolina	Leased	88,140
Marion, Ohio	Leased	30,000
Tulsa, Oklahoma	Owned	128,552
Memphis, Tennessee	Owned	38,926
Dallas, Texas	Owned	137,840
Sugarland, Texas	Leased	104,949
Salt Lake City, Utah	Owned	114,610
Spokane, Washington	Owned/Leased	43,060
Vancouver, Washington	Leased	50,600
Woodinville, Washington	Owned/Leased	32,200
Yakima, Washington	Owned/Leased	33,779

Wood Products

The following table summarizes our Wood Products facilities:

Facility Type	Number of Facilities	Locations
LVL/I-joist plants	3	Louisiana, Oregon, and Canada
Plywood and veneer plants	11	Louisiana (2), Oregon (7), Washington, and Brazil
Sawmills (a)	6	Alabama, Oregon (3), and Washington (2)
Particleboard plant	1	Oregon
Wood beam plant	1	Idaho

(a)           The Alabama sawmill is managed by our Paper segment.

Paper

The following table summarizes our Paper facilities:

Facility Type	Number of Facilities	Locations
Pulp and paper mills	4	Alabama, Minnesota, Oregon, and Washington
Distribution centers	3	California, Illinois, and Oregon
Converting facilities	2	Oregon and Washington

Packaging & Newsprint

The following table summarizes our Packaging & Newsprint facilities:

Facility Type	Number of Facilities	Locations
Pulp and paper mills	1	Louisiana
Corrugated container plants	5	Idaho (2), Oregon, Utah, and Washington

ITEM 3.                 LEGAL PROCEEDINGS

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

Environmental Matters

We are not currently involved in any material environmental proceedings. OfficeMax retained responsibility for environmental claims and liabilities related to businesses, facilities, and other assets not purchased by us in the Acquisition. In addition, OfficeMax indemnifies us for hazardous substance releases and other environmental regulatory violations that relate to the businesses we purchased and that occurred before the Acquisition or arose from pre-Acquisition operations. OfficeMax, however, may not have sufficient funds to satisfy in full its indemnification obligations, and in some cases, we may not be entitled to indemnification. Management does not believe that the potential exposure to the company for environmental matters would have a material adverse effect on our financial position, results of operations, or cash flows even if OfficeMax failed to fulfill its indemnification responsibilities.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Not Applicable.

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a limited liability company, and the equity in our company is neither listed nor publicly traded in any market. The equity units issued and outstanding on January 31, 2006, were as follows:

Series A Common Units	66,000,000
Series B Common Units	547,499,475
Series C Common Units	32,173,830

As of January 31, 2006, OfficeMax owned all of the Series A equity units. FPH and OfficeMax owned 438,499,475 and 109,000,000 Series B equity units, respectively. FPH holds all 32,173,830 Series C equity units.

The Series A equity units accrue dividends daily at a rate of 8% per annum on the holder’s capital contributions (net of any distributions previously received by such holder) plus any accumulated dividends. Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2005 and 2004, $3.5 million and $0.5 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Neither the Series B nor Series C equity units accrue dividends, but they do participate in distributions (liquidating and otherwise.)

We do not have compensation plans that provide for the issuance of equity in our company. The Management Equity Agreement described elsewhere in this Annual Report on Form 10-K provides for the grant of equity units in FPH, our majority owner.

PART II

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through
	December 31,	December 31,	October 28,	Year Ended December 31
	2005 (a)	2004 (b)	2004 (c)	2003 (d)	2002	2001 (e)
	(millions)

Assets
Current assets	$1,136	$1,112	$1,049	$699	$704	$671
Property and equipment, net	1,549	1,510	2,191	2,252	2,299	2,397
Deferred financing costs	38	84	17	8	5	4
Note receivable from related party	—	158	—	—	—	—
Other	91	68	109	165	157	154
	$2,814	$2,932	$3,366	$3,124	$3,165	$3,226

Liabilities and Capital
Current liabilities	$546	$438	$701	$495	$534	$736
Long-term debt, less current portion	1,366	1,967	1,109	1,222	1,160	957
Note payable to related party, net	271	—	—	—	—	—
Other	153	157	691	678	667	662
Redeemable equity units	13	10	—	—	—	—
Capital	465	360	865	729	804	871
	$2,814	$2,932	$3,366	$3,124	$3,165	$3,226
Net sales	$5,907	$873	$4,862	$4,654	$4,276	$4,252

Income (loss) before cumulative effect of accounting change	$121	$25	$69	$(43)	$(61)	$(78)
Cumulative effect of accounting change, net of income tax	—	—	—	(4)	—	—
Net income (loss)	$121	$25	$69	$(47)	$(61)	$(78)

Earnings before interest, taxes, depreciation, and amortization (EBITDA) (f)	$401	$65	$382	$238	$221	$176

(a)           Included $3.6 million of expense for the write-off of costs incurred in connection with the canceled initial public offering.

Included a net $9.9 million gain for the change in the fair value of interest rate swaps related to our amended and restated senior credit facilities.

Included the write-off of $43.0 million of deferred financing costs resulting from the repayment of the Tranche B term loan.

Included a $9.9 million gain for changes to our retiree healthcare programs.

(b)                                 As a result of purchase price accounting, we wrote up the value of our inventory, which increased the costs and expenses recognized by us upon the sale of the inventory by $20.2 million for the period of October 29 (inception) through December 31, 2004.

(c)                                  Included a $46.5 million pretax gain for the sale of our predecessor’s 47% interest in Voyageur Panel (see Note 8, Investments in Equity Affiliate of the Notes to the Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements and Supplementary Data” of this Form 10-K).

Included $7.1 million of costs incurred in connection with the February 2004 sale of our predecessor’s plywood and lumber operations in Yakima, Washington.

Included $12.7 million of expense, primarily for a one-time retention bonus OfficeMax granted to our employees.

Included $14.6 million of noncash restricted stock expenses.

(d)                                 Included a net $7.2 million one-time tax benefit related to a favorable tax ruling, net of changes in other tax items.

Included a $14.7 million pretax charge for the write-down of impaired assets at our predecessor’s plywood and lumber operations in Yakima, Washington, in December 2003.

Included a $3.6 million charge for the early termination of an operating lease used in connection with our predecessor’s paper business.

(e)                                  Included a pretax charge of $54.0 million for the closure of our predecessor’s plywood and lumber operations in Emmett, Idaho, and sawmill in Cascade, Idaho, and a $4.9 million charge for the write-off of assets in Chile.

Included a pretax charge of $10.9 million to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers.

(f)            The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through
	December 31,	December 31,	October 28,	Year Ended December 31
	2005	2004	2004	2003	2002	2001
	(millions)

Net income (loss)	$121	$25	$69	$(47)	$(61)	$(78)
Change in fair value of interest rate swaps	(10)	—	—	—	—	—
Interest expense	166	22	72	93	94	93
Interest income	(3)	(2)	—	(1)	(1)	(2)
Income tax provision (benefit)	(2)	—	47	(37)	(45)	(58)
Depreciation, amortization, and depletion	129	20	194	230	234	221
EBITDA	$401	$65	$382	$238	$221	$176

                                                EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

ITEM 7.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of operations includes statements regarding our expectations with respect to our performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A.  Risk Factors” in this Form 10-K. Our actual results may differ materially from those contained in or implied by any of these forward-looking statements.

Acquisition of Assets from OfficeMax

Our operations began on October 29, 2004, when we acquired the forest products and paper assets of OfficeMax (the Acquisition). Before the Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the names “Boise” and “Boise Cascade” as part of the Acquisition. We acquired OfficeMax’s forest products and paper assets, other than its timberland operations, for an aggregate purchase price of $2.2 billion, including approximately $140 million of related fees and expenses. Concurrently with the Acquisition, Boise Land & Timber Holdings Corp. (Timber Holdings), an entity that is majority-owned by our majority owner, Forest Products Holdings, L.L.C. (FPH), acquired from OfficeMax its timberland operations.

Effects of the Acquisition

Purchase Accounting

We accounted for the Acquisition using the purchase method of accounting. As a result, the purchase price of $2.2 billion was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the Acquisition. The purchase price was determined based on negotiations between OfficeMax and Madison Dearborn Partners (MDP), our equity sponsor who controls FPH. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, we had one year from the purchase date to record changes in estimates of the fair value of assets acquired and liabilities assumed. During 2005, we recorded $3.3 million of net purchase price adjustments that decreased the recorded amount of goodwill. The adjustments were related to fair value asset adjustments, liability accruals, and pension and other severance accruals. For more information, see Note 2, Purchase of OfficeMax’s Forest Products and Paper Assets, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

Compared with the predecessor periods presented, the allocation of the purchase price resulted in a decrease in depreciation expense related to our acquired assets because we allocated a lower fair value to the acquired assets. We also assigned new estimated useful lives, resulting in an average useful life of 11.5 years, compared with nine years for our predecessor. We wrote up the value of the inventory by $20.2 million, resulting in increased costs and expenses recognized by us upon the sale of the inventory during the period of October 29 (inception) through December 31, 2004.

Assuming the Acquisition had occurred on January 1, 2004, our unaudited pro forma sales and net income would have been $5.7 billion and $258.4 million, respectively, for the year ended December 31, 2004. This unaudited pro forma financial information does not necessarily represent what would have occurred if the Acquisition had taken place on the date presented and should not be taken as representative of our future consolidated results of operations, financial position, or cash flows.

Restructuring Activities

In connection with the Acquisition, we evaluated the acquired facilities and organizational structure. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, exit activities related to the Acquisition increase goodwill. We had one year from the acquisition date to develop our restructuring plans and adjust goodwill. At December 31, 2004, we had finalized a portion of our plans in sufficient detail to meet the requirements of EITF 95-3 to record a liability. During 2005, we recorded an additional restructuring reserve of $7.1 million. These charges reflect additional severance costs and increase the total restructuring reserve recorded since the Acquisition to $21.4 million. Most of the severance cost adjustments relate to severance costs for 350 employees. At December 31, 2005, we had terminated approximately 320 employees. Most of the remaining costs will be paid during 2006.

At December 31, 2005, approximately $3.5 million of the restructuring reserve was included in “Accrued liabilities, Compensation and benefits,” and $0.1 million was included in “Accrued liabilities, Other.” Of the $3.6 million remaining restructuring reserve, $2.3 million was recorded in our Paper segment and $1.3 million was in Corporate and Other. Restructuring reserve liability account activity related to these charges are as follows:

	Severance	Other	Total
	(millions)

2004 restructuring reserve	$13.8	$0.5	$14.3
Charges against reserve	(1.0)	—	(1.0)
Restructuring reserve at December 31, 2004	12.8	0.5	13.3

Additions to restructuring reserve	6.9	0.2	7.1
Charges against reserve	(16.2)	(0.6)	(16.8)
Restructuring reserve at December 31, 2005	$3.5	$0.1	$3.6

Acquisition Financing

To finance the Acquisition, we incurred $2.0 billion of debt. At December 31, 2005, we had $1.6 billion of long-term debt, including a $270.9 million note payable to a related party. These borrowings are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures. At December 31, 2005, we were in compliance with our debt covenants. Our level of debt makes us more vulnerable to a downturn in our operations, the forest products and paper industry, or the economy in general. See “Financing Activities” under the “Liquidity and Capital Resources” discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for more information.

Material Ongoing Agreements With OfficeMax

In connection with the Acquisition, we entered into the following agreements with OfficeMax:

Paper Supply Agreement.  Under this agreement, OfficeMax will purchase from us all of its North American requirements for cut-size office paper, to the extent we choose to supply such paper to them, through December 2012 at prices approximating market prices. OfficeMax’s purchase obligations under the agreement will phase out over a four-year period beginning one year after the delivery of notice of termination, but not prior to December 31, 2012.

Additional Consideration Agreement.  Under this agreement, we will adjust the purchase price for the Acquisition based on changes in paper prices from closing of the Acquisition through 2010. OfficeMax has agreed to pay us $710,000 for each dollar by which the average market price per ton of a specified benchmark grade of cut-size office paper during any 12-month period ending on the anniversary of the Acquisition, or the annual paper price, is less than $800 per ton. We have agreed to pay $710,000 to OfficeMax for each dollar by which the annual paper price exceeds $920 per ton. Neither party will be obligated to make a payment under the agreement in excess of $45 million in any one year. Payments are also subject to an aggregate cap of $125 million, which declines to $115 million for the period ending on October 29, 2009, and $105 million for the period ending on October 29, 2010, and, in each case, are calculated on a net basis. After each anniversary of the Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first anniversary period ending October 29, 2005, neither Boise nor OfficeMax owed additional consideration for the purchase price.

Any payments made or received pursuant to the Additional Consideration Agreement will be treated as adjustments to the purchase price for the Acquisition and, therefore, will not be reported in our Consolidated Statement of Income (Loss) but will be included in consolidated EBITDA for purposes of certain covenants under our debt agreements.

Acquisition Effect on Pension and Benefit Plans

During the predecessor periods, most of Boise Forest Products Operations employees, along with some employees of OfficeMax, participated in OfficeMax’s defined benefit pension plans. Accordingly, Boise Forest Products Operations recorded costs associated with the employees who participated in OfficeMax’s plans in the Consolidated Statements of Income (Loss). For the year ended December 31, 2005, and the period of October 29 through December 31, 2004, we recognized $26.8 million and $2.6 million of pension expense, respectively. For the period of January 1 through October 28, 2004, and the year ended December 31, 2003, our predecessor incurred $60.9 million and $52.9 million of pension expense, respectively. In connection with the Acquisition, OfficeMax transferred to Boise Cascade, L.L.C. (Boise LLC), our operating subsidiary, the portion of the pension plan liability that was attributable to active employees who became employed by Boise LLC immediately following the Acquisition and to Boise Forest Products Operations employees who terminated employment after July 31, 2004. OfficeMax also transferred sufficient assets to fund the accumulated benefit obligation at a 6.25% discount rate, and as a result, we were not required to make any contributions in 2005. However, we made a $10.3 million contribution during 2005. We are not required to make any contributions in 2006; however, we may elect to make a voluntary contribution. In addition, OfficeMax retained all pension costs related to its employees who retired or were terminated on or before July 31, 2004, all postretirement benefits costs related to its employees who retired or were terminated before the Acquisition, and all pension and postretirement benefit costs related to active OfficeMax employees. As a result, our annual pension expense is lower than amounts included in the predecessor financial statements.

Stand-Alone Company

Prior to October 29, 2004, we operated as business units of OfficeMax and not as a stand-alone company. Financial information for Boise Forest Products Operations that is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been derived from the historical financial statements of OfficeMax and includes the assets, obligations, and activities of OfficeMax for Boise Forest Products Operations. The predecessor financial information included in this Form 10-K may not reflect what our results of operations, financial position, and cash flows would have been had we operated as a separate, stand-alone company without the shared resources of OfficeMax for the periods presented and may not be indicative of our future results of operations, financial position, and cash flows.

The predecessor financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes amounts specifically attributable to Boise Forest Products Operations and a portion of OfficeMax’s shared corporate general and administrative expenses. These shared services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Some of OfficeMax’s corporate costs related solely to Boise Forest Products Operations and were allocated totally to these operations in the predecessor financial information included in this Form 10-K. Shared corporate general and administrative expenses that were not specifically attributable to Boise Forest Products Operations were allocated based on average sales, assets, and labor costs. We believe these allocations are a reasonable reflection of the use of the shared services of OfficeMax. However, the amounts could differ from amounts that would have resulted if we had operated on a stand-alone basis and are not necessarily indicative of costs to be incurred in the future.

Our predecessor participated in OfficeMax’s centralized cash management system. Cash receipts attributable to our operations were collected by OfficeMax, and cash disbursements were funded by OfficeMax. Cash advances necessary to fund our major improvements to and replacements of assets, acquisitions, and expansion, to the extent not provided through internally generated funds, were provided by OfficeMax’s cash or funded with debt. As such, the amounts of cash and cash equivalents recorded on our predecessor Consolidated Statement of Cash Flows do not represent the amounts required or generated by our businesses. In the predecessor period presented, OfficeMax’s total debt and related interest expense was allocated to us based on our average asset balances. We believe the allocations of debt and interest expense are a reasonable reflection of our debt position and interest costs. However, the amounts are not necessarily indicative of debt balances and interest costs in the future. In connection with the Acquisition, we incurred a substantial amount of indebtedness, interest expense, and repayment obligations. For more information, see “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Rescission of Corporate Status

On May 9, 2005, we converted from a limited liability company to a C corporation by filing a certificate of conversion with the Delaware Secretary of State. This conversion was in anticipation of an initial public offering of equity securities, which we subsequently abandoned. On December 20, 2005, acting pursuant to a Rescission Agreement among our shareholders, we rescinded our conversion to C corporation status by filing a conversion certificate with the Delaware Secretary of State that restored our status as a limited liability company and changed our name back to Boise Cascade Holdings, L.L.C. In connection with converting back to a limited liability company, the shares of preferred and common stock in Boise Cascade reverted into equity units in Boise Cascade Holdings, L.L.C. We also reversed the taxes we had recorded as a corporate entity.

Our Segments

We operate our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments. Historically, OfficeMax conducted Boise Forest Products Operations in three segments:  Boise Building Solutions, Boise Paper Solutions, and Corporate and Other. We have recast the financial statements of our predecessor included herein to conform with our current segment presentation. OfficeMax historically allocated the results of its timberland operations to each of its Boise Building Solutions and Boise Paper Solutions segments. Since we did not acquire the timberland operations from OfficeMax, they are not included in these financial statements.

Building Materials Distribution.  Our Building Materials Distribution segment is a leading national inventory-carrying wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to customers that resell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets.

Wood Products.  Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used in new residential and light commercial construction and in residential repair and remodeling. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our own wholesale building materials distribution outlets. During 2005, approximately 36% of the wood products we manufactured, including approximately 60% of our EWP, were sold to our Building Materials Distribution segment.

Paper.  Our Paper segment manufactures and sells uncoated free sheet (including cut-size office papers, commercial printing paper, business forms, envelope papers, and a wide range of value-added papers), market pulp, and containerboard (corrugating medium). Many of our paper products are commodity products, while others have specialized features that make these products “value-added.” Our value-added grades include bright and colored cut-size office papers and custom-developed specialty papers for such uses as label and release, security, and food wrap applications. We sell to end-users both directly from our mills and through distribution centers. In 2005, approximately 47% of our uncoated free sheet sales volume, including about 82% of our office papers sales volume, was sold to OfficeMax.

Packaging & Newsprint.  Our Packaging & Newsprint segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. We also operate five corrugated container plants in the Pacific Northwest. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Our containerboard and corrugated container products are sold by brokers or our own sales personnel. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement, whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party audit.

Corporate and Other.  Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•                  Commodity nature of our products and our ability to maintain margins;

•                  Industry cycles and capacity utilization rates;

•                  Pricing volatility in our distribution business;

•                  Volatility in raw material and energy prices; and

•                  The other factors described in “Item 1A.  Risk Factors” in this Form 10-K.

Commodity and Value-Added Products and Product Margins

Most of our products are widely available and can be readily produced by our competitors. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is primarily based on price, which is determined by supply relative to demand. Generally, market conditions beyond our control determine the price for our commodity products, and the price for any one or more of these products may fall below our cash production costs. Therefore, our profitability with respect to these products depends on managing our cost structure, particularly raw materials and energy prices, which also exhibit commodity characteristics.

Not all of our products are commodities. Our value-added papers and EWP are differentiated from competing products based on quality and product design, as well as related customer service. In the case of these value-added products, we are generally able to influence price based on the strength of differentiation and levels of customer service and are generally able to sell these products at higher margins than our commodity products. In order to reduce our sensitivity to the cyclicality of our industry, a fundamental component of our strategy is to increase production of EWP and value-added papers, which are less susceptible to commodity dynamics.

Demand

The overall level of demand for the products we make and distribute, and consequently our financial results, are affected by, among other things, manufacturing activity, construction, employment, and consumer spending. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While no single product line drives our overall financial performance, individual product lines are influenced by conditions in their respective industries. For example:

•                  Demand for building materials, including wood products, depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are impacted by demographic trends, interest rate levels, weather, and general economic conditions. In recent years, demand for wood products has been strong, due to strong new housing starts, the increasing size of new homes, a robust repair-and-remodeling market, and a recovering light commercial construction market.

•                  Historically, demand for uncoated free sheet, like demand for paper products generally, has correlated positively with general economic activity. More recently, demand for some paper grades has decreased as the use of electronic transmission and document storage alternatives has become more widespread. In 2005, demand for North American shipments of uncoated free sheet, as measured by the American Forest and Paper Association, declined approximately 3% despite a relatively strong economy.

•                  A large share of the demand for corrugated containers, and therefore containerboard, is driven by manufacturing, specifically that of nondurable goods. In addition, inventory stocking or liquidation of these goods has an impact, as do currency exchange rates that affect the cost-competitiveness of foreign manufacturers. Demand continues to be negatively impacted by the offshoring of durable and nondurable goods manufacturing, as those products are then packaged abroad rather than in North America. U.S. demand has also been hurt by the large increase of containerboard capacity, especially in China and Europe, over the past three to four years.

•                  Demand for newsprint depends upon prevailing levels of newspaper advertising and circulation. Demand for newsprint in North America declined approximately 10% between 2001 and 2005, according to Resource Information Systems, Inc. (RISI), due in part to the growth of online media as well as substitution toward uncoated groundwood grades.

Supply

Industry supply of commodity wood products and paper is affected by the number of operational or idled facilities, the building of new capacity, or the shutting down of existing capacity. Capacity also tends to increase gradually over time without significant capital expenditures, as manufacturers implement production efficiencies. Generally, more capacity is added or employed when supply is tight and margins are relatively high, and capacity is idled or eliminated when supply significantly exceeds demand and margins are poor. Margins tend to decrease with lower capacity utilization because of downward price pressure and because fixed costs attributable to a product are spread across lower volumes.

While new capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill, a favorable pricing environment may prompt manufacturers to initiate expansion projects. For example, in response to the strong demand for EWP, some EWP manufacturers, including us, have initiated capacity expansion projects.

In 2005, faced with declining demand, rising costs (especially energy costs), ongoing dissatisfaction with financial performance, and in some cases, a rising Canadian dollar, several North American paper producers announced mill closures that decreased or will decrease supply. From 2001 to 2005, North American uncoated free sheet, containerboard, and newsprint capacities have declined by 5%, 2%, and 15%, respectively, according to RISI.

Industry supply of commodity wood products and papers is also influenced by the level of imports and overseas production capacity, which has grown in recent years and is expected to continue to grow. While the weakness of the U.S. dollar has mitigated the level of imports in recent years, a strengthening in the U.S. dollar is likely to increase imports of commodity wood products and papers from overseas, thereby offsetting domestic capacity rationalization and putting downward pressure on prices.

Recent Trends

Pricing for building products remained strong during 2005, a year where housing starts were the strongest since the 1970s. Although down from the very high levels of 2004, lumber and plywood pricing in 2005 was generally robust relative to historical pricing. In recent years, there has been consolidation in the homebuilding channel at the builder, pro dealer, and big box retailer areas. As the customer base consolidates, this dynamic could lessen our ability to maintain margins. Demand for engineered wood products remained high, and according to RISI, prices for the year were up more than 10% over 2004 prices.

Uncoated free sheet demand continued to decline in 2005, largely offset by significant capacity closures that amounted to 4% of North American capacity. Industry participants have announced further closures for the first quarter of 2006. According to RISI, prices for 20 lb. copy paper decreased from $840 per ton in December 2004 to $790 per ton in December 2005. Costs increased, particularly for energy in the latter half of the year.

Operating Costs

Our major costs of production are labor, wood fiber, energy, and chemicals. The relative importance of these costs varies by segment. Given the significance of raw materials and energy costs to our total operating expenses and our limited ability to control these costs, compared with other operating costs, volatility in these costs can materially affect our margins. In addition, the timing and degree of price cycles of raw materials and energy differ with respect to each type of raw material and energy we use.

Labor.  Our labor costs tend to increase steadily due to inflation in healthcare as well as wage costs. However, labor costs are not as volatile as our energy and wood fiber costs. See “Item 1.  Business—Employees” of this Form 10-K for more information.

Wood fiber.  Our primary raw material is wood fiber, comprising the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through
	December 31,	December 31,	October 28,
	2005	2004	2004

Wood Products	32%	30%	30%
Paper	17%	19%	16%
Packaging & Newsprint	13%	13%	13%

Our primary sources of wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Historically, we acquired fiber from OfficeMax’s timberland operations and from outside sources. Since the Timberlands Sale, we have acquired substantially all of our fiber from outside sources, including pursuant to supply agreements with the buyer of the timberland operations. Our 2005 wood fiber costs exceeded historical costs primarily due to higher market prices. We convert the wood fiber to pulp at our paper mills. On an aggregate basis, we are able to produce all of our pulp needs, generally purchasing and selling similar amounts on the open market. After the Timberlands Sale in February 2005, we purchased the majority of our fiber requirements through private sources. Wood fiber is a commodity, and prices for wood fiber have historically been cyclical due to changing levels of demand. As the amount of wood fiber we purchase pursuant to existing supply agreements declines, our wood fiber costs may increase further as we increase our reliance on open-market purchases. In addition, our limited access to an internal supply of timber could expose us to the effects of short-term price volatility, limit our flexibility in responding to shortages in wood fiber supply, and cause our operating costs to increase to a greater extent than those of our competitors that own timberlands. In addition, timber supply may be limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. In recent years, declines in timber supply have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices would increase our operating costs. Prices for our products might not reflect increases in wood fiber prices, and as a result, our operating margins would decrease. Our sensitivity to these fluctuations increased after the Timberlands Sale.

Raw material and energy purchasing and pricing.  We purchase raw materials and energy used in the manufacture of our products in both the open market and through long-term contracts. These contracts are generally with regional suppliers, who agree to supply all of our needs for a certain raw material or energy at one of our facilities. These contracts normally contain minimum purchase requirements and are for terms of various lengths. They also contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases they may not alleviate fluctuations in market prices.

Our costs will rise if prices for our raw materials or energy rises, and our margins are impacted by how much and how quickly we can pass such price increases through to our customers. Specifically, some of our key chemicals are heavily influenced by energy costs. We anticipate that as these contracts come up for renegotiation, our suppliers will be requesting price increases tied to their increased energy costs. While we cannot anticipate their success in passing through cost increases, there is a risk that our chemical costs will increase as a result. Our ability to pass through price increases depends on several factors, which vary based on product line.

Energy.  Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. When energy prices rise, as they have recently, our fuel costs increase, leading to higher costs and lower margins. Energy costs comprised the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through
	December 31,	December 31,	October 28,
	2005	2004	2004

Wood Products	3%	4%	3%
Paper	16%	17%	13%
Packaging & Newsprint	14%	14%	12%

We have limited flexibility to switch between fuel sources in the short term; accordingly, we have significant exposure to natural gas and fuel oil price increases. While energy prices in early first quarter 2006 are generally lower than we experienced in fourth quarter 2005, Gulf-area natural gas production has still not achieved prehurricane levels and pricing remains high by historical standards. In addition, increased demand (which could be driven by cold weather) or further supply constraints could drive prices higher. In the event the current fuel prices persist and we are unable to pass these increases on to our customers in the form of higher prices, we may experience a material negative financial impact. In addition, the rates we are charged by our electrical suppliers are impacted by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and regulatory situation. In particular, electrical costs at our DeRidder, Louisiana, mill increased approximately $5.3 million in fourth quarter 2005, compared with third quarter 2005.

Chemicals.  Important chemicals we use in the production of our products include precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins, and adhesives. Purchases of chemicals comprised the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through
	December 31,	December 31,	October 28,
	2005	2004	2004

Wood Products	6%	5%	5%
Paper	13%	13%	12%
Packaging & Newsprint	4%	3%	3%

Impact of Hurricanes.  All of our operating segments were affected by the hurricanes in the Gulf Coast states during 2005. The direct impact included lost production, lost sales, and modest physical damage in the case of our Paper mill in Jackson, Alabama, and our Packaging & Newsprint mill in DeRidder, Louisiana. Our Wood Products facilities in Alexandria, Oakdale, and Florien, Louisiana, also experienced lost production and lost sales due to the impact of the hurricanes. All of our Gulf Coast operations are now operating normally. We estimate operating income decreased approximately $6 million as a result of lost production.

Indirect impacts of the hurricanes, which continue to affect our financial results, include higher energy and chemical costs and higher freight costs as a result of higher fuel costs. As described above, energy is a significant component of our cost structure, especially in our Paper and Packaging & Newsprint segments.

Results of Operations

The following tables set forth the results of operations of Boise and Boise Forest Products Operations in dollars and as a percentage of sales for the year ended December 31, 2005, the period of October 29 (inception) through December 31, 2004, for the predecessor period of January 1 through October 28, 2004, and for the predecessor year ended December 31, 2003. We have not included period-to-period comparisons for net income (loss) or other items below income (loss) from operations, as we believe the comparisons with predecessor periods are not relevant for an understanding of our business following the Acquisition.

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	October 28,	December 31,
	2005	2004	2004	2003
	(millions)
Sales
Trade	$5,345.1	$780.0	$4,417.4	$4,217.3
Related parties	562.3	92.7	444.6	436.4
	5,907.4	872.7	4,862.0	4,653.7

Costs and expenses
Materials, labor, and other operating expenses	5,155.1	733.5	4,122.1	3,982.2
Fiber costs from related parties	17.6	24.5	95.5	113.8
Depreciation, amortization, and depletion	128.8	20.0	193.8	229.8
Selling and distribution expenses	264.1	40.1	211.3	224.4
General and administrative expenses	74.7	10.6	79.3	69.7
Other (income) expense, net	(5.6)	—	25.3	32.8
	5,634.7	828.7	4,727.3	4,652.7

Income from operations	$272.7	$44.0	$134.7	$1.0

	(percentage of sales)
Sales
Trade	90.5%	89.4%	90.9%	90.6%
Related parties	9.5	10.6	9.1	9.4
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses
and fiber costs from related parties	87.5%	86.9%	86.8%	88.0%
Depreciation, amortization, and depletion	2.2	2.3	4.0	4.9
Selling and distribution expenses	4.5	4.6	4.3	4.8
General and administrative expenses	1.3	1.2	1.6	1.5
Other (income) expense, net	(0.1)	—	0.5	0.8
	95.4%	95.0%	97.2%	100.0%

Income from operations	4.6%	5.0%	2.8%	—

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the year ended December 31, 2005, the period of October 29 (inception) through December 31, 2004, the period of January 1 through October 28, 2004, and the year ended December 31, 2003.

	Boise		Predecessor
	Year Ended December 31, 2005	October 29 (inception) through December 31, 2004	January 1 through October 28, 2004	Year Ended December 31, 2003
	(millions)
Building Materials Distribution
Sales dollars	$3,052.3	$401.7	$2,442.4	$2,047.8

Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	12.3	1.8	10.1	9.8
I-joists (equivalent lineal feet)	243	31	192	200
Plywood (sq. ft.) (3/8” basis)	1,328	243	1,228	1,655
Lumber (board feet)	327	60	303	364
Particleboard (sq. ft.) (3/4” basis)	165	22	134	153

	(thousands of short tons, except corrugated containers)
Paper
Uncoated free sheet	1,516	246	1,249	1,396
Containerboard (medium)	128	23	110	126
Market pulp and other	142	27	138	146
	1,786	296	1,497	1,668

Packaging & Newsprint
Containerboard (linerboard)	452	81	382	451
Newsprint	408	81	349	416
Corrugated containers (mmsf)	4,770	787	3,876	4,591

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,941	$1,853	$1,640	$1,463
I-joists (1,000 equivalent lineal feet)	1,095	1,032	978	874
Plywood (1,000 sq. ft.) (3/8” basis)	293	261	334	255
Lumber (1,000 board feet)	491	511	552	431
Particleboard (1,000 sq. ft.) (3/4” basis)	263	295	305	236

	(dollars per short ton, except corrugated containers)
Paper
Uncoated free sheet	$742	$768	$718	$721
Containerboard (medium)	330	452	388	360
Market pulp and other	396	394	400	355

Packaging & Newsprint
Containerboard (linerboard)	$349	$392	$354	$321
Newsprint	491	445	434	397
Corrugated containers ($/msf)	50	49	47	46

Operating Results

The consolidated financial statements present the financial results of Boise for the year ended December 31, 2005, and for the period of October 29 (inception) through December 31, 2004, and the financial results of Boise Forest Products Operations for the period of January 1 through October 28,

2004, and the year ended December 31, 2003. We refer to the period of October 29 (inception) through December 31, 2004, which represents the portion of 2004 following the closing of the Acquisition, as the last two months of 2004 and the period of January 1 through October 28, 2004, as the first ten months of 2004. When we refer to our 2004 results, we are referring to the combined results of Boise for the period of October 29 through December 31, 2004, and Boise Forest Products Operations for the period of January 1 through October 28, 2004.

2005 Compared With 2004

Sales

Total sales increased $172.7 million, or 3%, to $5.9 billion in 2005 from $5.7 billion in 2004. With the exception of Wood Products, sales in all of our segments increased during 2005, compared with 2004. Building Materials Distribution sales rose 7% primarily due to growth in sales volumes. Wood Products sales decreased 5% due to lower plywood and lumber prices and volumes, offset in part by increased engineered wood products sales. Paper sales increased 3% primarily due to higher average uncoated free sheet prices. Packaging & Newsprint sales increased 5% primarily due to increased corrugated container sales volume and improved corrugated container and newsprint prices, offset in part by lower newsprint volumes, lower linerboard prices, and lower linerboard sales volumes, as we moved more of our linerboard production through our own corrugated container plants.

Building Materials Distribution.  Sales increased $208.2 million, or 7%, to $3,052.3 million in 2005 from $2,844.1 million in 2004. Sales increased due to organic growth in legacy facilities coupled with continued ramp-up of new facilities and expansions in existing facilities. We also continued to improve our product mix as a result of increased volumes of engineered wood products and general line items, which tend to have higher product margins. Market demand was strong during the year as 2005 housing starts surpassed 2004 levels.

Wood Products.  Sales decreased $65.6 million, or 5%, to $1,294.4 million in 2005 from $1,360.0 million in 2004. While engineered wood products sales were up 22% from 2004, our plywood prices were down approximately 9% and our plywood volumes declined 10% as we moved more veneer through our engineered wood products plants. Compared with 2004, lumber prices fell 10% and lumber volumes declined 10%. Although down from 2004 levels, lumber and plywood prices in 2005 were generally strong when compared with historical periods.

Paper.  Sales increased $47.2 million, or 3%, to $1,417.8 million in 2005 from $1,370.6 million in 2004. The sales increase was driven primarily by increased uncoated free sheet prices. Despite an overall market demand decline, our uncoated free sheet sales volume increased, reflecting a 2% increase in sales of our specialty and premium papers and a 1% increase in sales of our commodity papers. Prices for uncoated free sheet increased 2%, reflecting a 3% increase in commodity papers while specialty and premium paper prices remained flat. In 2005, we took 17,000 tons of market-related downtime, compared with 50,000 tons in 2004. In third quarter 2005, we lost approximately 3,500 tons of uncoated free sheet production due to Hurricanes Dennis and Katrina.

Packaging & Newsprint.  Sales increased $37.1 million, or 5%, to $731.6 million in 2005 from $694.5 million in 2004. Corrugated container sales prices and volumes increased 4% and 2%, respectively, driven by strengthening supply-demand fundamentals, while newsprint prices and volumes were up 13% and down 5%, respectively. Newsprint price increases reflect improved supply-demand dynamics for the grade as competitors shut down production or converted production to other grades. Linerboard sales prices and volumes decreased 3% and 2%, respectively. Linerboard price decreases reflect lower end-user demand. In 2005, we took 13,000 tons of market-related downtime, compared with 23,000 tons in 2004. In both periods, the market-related downtime was primarily in newsprint. In third quarter 2005, we lost approximately 9,500 tons of linerboard production and 8,200 tons of newsprint production due to Hurricane Rita.

Costs and Expenses

Materials, labor, and other operating expenses, including fiber costs, increased $197.1 million, or 4%, to $5.2 billion in 2005 from $5.0 billion in 2004. As a percentage of sales, these costs increased to 87.5% in 2005 from 86.8% in 2004. The increase was primarily attributable to increased energy, chemical, and fiber costs. Wood Products incurred higher delivered-log, energy, and resin costs, compared with 2004. Paper and Packaging & Newsprint experienced lower fixed costs, including labor, which partially offset increased variable costs, including energy, chemicals, and fiber. Relative to 2004, as a percentage of sales, materials, labor, and other operating expenses in the Building Materials Distribution segment were relatively flat.

Depreciation, amortization, and depletion expenses decreased $85.0 million, or 40%, to $128.8 million for the year ended December 31, 2005, compared with $213.8 million for the year ended December 31, 2004. The reduction in depreciation and amortization is primarily the result of the revaluation of assets associated with the purchase of the assets from our predecessor.

Selling and distribution expenses increased $12.7 million, or 5%, to $264.1 million in 2005 from $251.4 million in 2004. As a percentage of sales, selling and distribution expenses increased slightly to 4.5% in 2005 from 4.4% in 2004.

General and administrative expenses decreased $15.2 million, or 17%, to $74.7 million in 2005 from $89.9 million in 2004. General and administrative expenses as a percentage of sales decreased 0.3% in 2005, from 1.6% in 2004 to 1.3% in 2005. These decreases reflect lower pension and incentive compensation costs, as described in more detail below.

The costs and expenses discussed above reflect the positive impact of the reduced benefit costs we realized as a result of the Acquisition, due to OfficeMax retaining the benefit obligation for all of its former employees except for the OfficeMax employees hired by us. For the year ended December 31, 2005, our pension and other postretirement benefit expense decreased $40.8 million, or 59%, to $28.7 million from $69.5 million in 2004.

Other (income) expense, net, was $5.6 million of income in 2005, compared with $25.3 million of expense in 2004. Other (income) expense, net, in 2005 primarily included $9.9 million of income for changes in our retiree healthcare programs, offset in part by $3.6 million of expense for the write-off of costs incurred in connection with the canceled initial public offering. Other (income) expense, net, in 2004 included $12.7 million of expense related primarily to a one-time retention bonus OfficeMax granted to our employees, $7.1 million of expenses related to the sale of our predecessor’s plywood and lumber operations in Yakima, Washington, and a $3.0 million loss on sale of assets, offset by other miscellaneous income and expense items.

Income (Loss) From Operations

Income (loss) from operations increased $94.0 million, or 53%, to income of $272.7 million in 2005, compared with $178.7 million in 2004. Relative to 2004, segment income increased in Building Materials Distribution, Paper, and Packaging & Newsprint, while it decreased in Wood Products.

Building Materials Distribution.  Segment results improved $11.0 million, or 12%, to $99.9 million of income in 2005 from $88.9 million of income in 2004. The improved financial performance was driven by increased volumes as we continued to grow the business and improved product mix by increasing the percentage of sales from engineered wood products and general line items.

Wood Products.  Segment income decreased $99.1 million to $119.4 million of income in 2005, compared with $218.5 million of income in 2004. In 2004, our predecessor recorded a $46.5 million pretax gain for the sale of its 47% interest in Voyageur Panel to Ainsworth Lumber Co. Ltd. Before the gain recorded for the sale of the interest in Voyageur Panel, segment income decreased $52.6 million, or 31%, primarily due to lower plywood and lumber prices and volumes, coupled with higher wood and resin costs. The reduction in plywood volumes was largely the result of shifting more of our veneer production from plywood to engineered wood products. The decreases in income were offset, in part, by increased engineered wood products sales, reflecting continued strength in the housing market.

Paper.  Segment results improved $75.0 million to $58.6 million of income in 2005 from a $16.4 million loss in 2004. The increase in segment income, relative to the same period in 2004, is due to improved pricing, product mix, and reduced fixed costs, including labor and depreciation and amortization, partially offset by increases in variable costs, including energy, chemicals, and fiber. While uncoated free sheet markets started the year strong, prices softened during the second half of the year, reflecting unfavorable supply-demand balances.

Packaging & Newsprint.  Segment results improved $17.7 million, or 289%, to $23.8 million of income in 2005, compared with $6.1 million in 2004. In 2005, the increase in segment income, relative to the same period in 2004, was due to improved sales volumes and prices in our box plants driven by improved supply-demand balances in the industry. Results were also positively influenced by improved pricing in newsprint and reduced fixed costs. These impacts more than offset lower linerboard prices and sales volumes, lower newsprint volumes, and significantly higher energy and chemical costs.

Other

Change in fair value of interest rate swaps.  For the year ended December 31, 2005, we recorded $9.9 million of income in “Change in fair value of interest rate swaps” in our Consolidated Statements of Income for the change in the fair value of interest rate swaps related to our amended and restated credit facilities (see Liquidity and Capital Resources discussion below). In connection with the anticipated repayment of the Tranche B term loan, the interest rate swaps associated with this debt were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. In second quarter, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the London Interbank Offered Rate (LIBOR)-based variable interest payments on amounts borrowed under our senior secured credit facilities (the Facilities) and recognized $5.3 million of noncash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss. The net $9.9 million of value recorded in “Other assets” in our Consolidated Balance Sheet will result in higher interest expense over the remaining life of the interest rate swaps.

Interest expense.  For the year ended December 31, 2005, interest expense was $166.3 million, compared with $94.3 million in the same period a year ago. The expense recorded for the year ended December 31, 2005, includes a $43.0 million charge for the write-off of deferred financing costs resulting from the repayment of the Tranche B term loan. Also included in 2005, is $18.9 million of interest expense related to a note payable to a subsidiary of Timber Holdings. In the predecessor periods presented, OfficeMax allocated interest costs to Boise Forest Products Operations based on its average asset balances.

Two Months Ended December 31, 2004

Sales

Total sales during the last two months of 2004 were $872.7 million. Sales in our Building Materials Distribution, Wood Products, Paper, and Packaging & Newsprint segments were $401.7 million, $200.1 million, $230.1 million, and $128.9 million, respectively, during that period. Our Building Materials Distribution and Wood Products segments benefited from favorable prices for EWP, offset by generally lower prices for plywood and lumber, compared with prices for these products in the first ten months of 2004. Our Paper segment realized a 7% price increase for uncoated free sheet, compared with prices for the first ten months of 2004. Containerboard and newsprint prices in our Packaging & Newsprint segment increased 11% and 3%, respectively, compared with prices for the first ten months of 2004.

Costs and Expenses

The aggregate amount of materials, labor, and other operating expenses, including fiber costs, was $758.0 million for the last two months of 2004. As a percentage of sales, these expenses and costs were flat, compared with the first ten months of 2004.

Selling and distribution expenses were $40.1 million in the last two months of 2004. As a percentage of sales, selling and distribution expenses increased slightly from 4.3% for the first ten months of 2004 to 4.6% for the last two months of 2004, due primarily to higher transportation costs.

General and administrative expenses were $10.6 million for the last two months of 2004. General and administrative expenses as a percentage of sales decreased in the last two months of 2004 from 1.6% for the first ten months of 2004 to 1.2% for the last two months of 2004. This decrease was due in part to our lower benefit costs as a result of the Acquisition.

Income from Operations

Income from operations for the last two months of 2004 was $44.0 million. Each operating segment reported positive results for that period, with Building Materials Distribution segment income of $10.1 million, Wood Products segment income of $15.6 million, Paper segment income of $19.0 million, and Packaging & Newsprint segment income of $7.3 million. As a percentage of sales, income from operations increased to 5% for the last two months of 2004 from 3% for the first ten months of 2004. This improvement reflects a decrease in depreciation, amortization, and depletion expenses as a percentage of sales from 4% for the first ten months of 2004 to 2% for the last two months of 2004, due to a lower depreciable asset base as a result of the Acquisition. Income from operations for the last two months of 2004 reflects a $20.2 million noncash charge due to an inventory valuation adjustment recorded as a result of the Acquisition.

Ten Months Ended October 28, 2004, Compared with 2003

Sales

Total sales increased $0.2 billion, or 4%, to $4.9 billion for the first ten months of 2004 from $4.7 billion for the full year 2003. Sales in our Building Materials Distribution and Wood Products segments increased 19% and 4%, respectively, for the first ten months of 2004, compared with full year 2003 sales. Paper sales decreased 9% primarily due to decreased sales volume, given the shorter reporting period, and relatively flat paper prices. Packaging & Newsprint sales decreased 11% primarily due to a 17% decrease in sales volume, given the shorter reporting period, partially offset by a 10% increase in weighted average prices. Despite the shorter reporting period, Wood Products sales increased 4% due to plywood and lumber prices that were 31% and 28% higher, respectively, for the first ten months in 2004 than for full year 2003, as well as increased prices for our EWP. Building Materials Distribution sales rose 19% primarily due to 22% higher prices, offset by a 2% decrease in sales volume, given the shorter reporting period.

Building Materials Distribution.  Sales increased $394.6 million, or 19%, to $2.4 billion for the first ten months of 2004 from $2.0 billion for full year 2003. Average prices increased 22%, and sales volume decreased 2% for the first ten months of 2004, compared with full year 2003. The increase in prices resulted from a strong housing market, and the decrease in volume resulted from the shorter reporting period in 2004.

Wood Products.  Sales increased $44.2 million, or 4%, to $1.2 billion for the first ten months of 2004 from $1.1 billion for full year 2003. The increase was due to strong product pricing. Average prices for our EWP increased 12% in the first ten months of 2004, compared with full year 2003. As a result of increased demand from new residential construction and lower interest rates, average plywood prices rose 31%, and average lumber prices rose 28%, in each case compared with full year 2003 average prices. At the same time, unit sales volume for plywood decreased 26% and sales volume of lumber decreased 17%, compared with full year 2003, due primarily to the shorter reporting period. The decrease in the plywood sales volume was also due to the sale of our predecessor’s plywood and lumber facilities in Yakima, Washington, in February 2004. The sale of the Yakima, Washington, facilities did not have a material impact on our predecessor’s results of operations for the first ten months of 2004.

Paper.  Sales decreased $116.7 million, or 9%, to $1.1 billion for the first ten months of 2004 from $1.3 billion for full year 2003. The decrease was due primarily to an 11% decrease in sales volume of our uncoated free sheet as stronger average monthly sales volume was more than offset by the shorter reporting period in 2004. In 2004, we began to sell our paper products to OfficeMax’s retail operation. The volume of our office paper sales to OfficeMax was 579,000 tons for the first ten months in 2004. The increase in average monthly sales volume, as a result of increased sales to OfficeMax, led to an 80% decrease in market-related downtime from 172,000 tons of market-related downtime in the full year 2003 to 34,750 tons of market-related downtime in the first ten months of 2004. Average paper prices for uncoated free sheet were relatively flat for the first ten months of 2004, compared with full year 2003, as paper prices rebounded during the second half of 2004 from a decline experienced during the second half of 2003.

Packaging & Newsprint.  Sales decreased $72.5 million, or 11%, to $565.6 million for the first ten months of 2004 from $638.1 million for full year 2003. The decrease was primarily due to decreased newsprint and containerboard sales volumes of 16% and 15%, respectively, in the first ten months of

2004 due primarily to the shorter reporting period, partially offset by a 10% increase in weighted average prices for linerboard and newsprint. Maintenance downtime in linerboard more than doubled to 24,000 tons in 2004 as a result of the planned replacement of the linerboard machine dryer hood at our DeRidder, Louisiana, mill.

Costs and Expenses

The aggregate amount of materials, labor, and other operating expenses, including fiber costs, increased $121.6 million, or 3.0%, to $4.2 billion for the first ten months of 2004 from $4.1 billion for full year 2003. As a percentage of sales, however, these expenses and costs decreased to 86.8% for the first ten months of 2004 from 88.0% for full year 2003. The percentage decrease was primarily attributable to increased sales in our Wood Products segment, mostly as a result of higher prices.

Selling and distribution expenses decreased $13.1 million, or 6%, to $211.3 million for the first ten months of 2004 from $224.4 million for full year 2003. As a percentage of sales, selling and distribution expenses decreased to 4.3% for the first ten months of 2004 from 4.8% for full year 2003 because of higher sales in our Wood Products and Building Materials Distribution segments, primarily as a result of higher prices.

General and administrative expenses increased $9.6 million, or 14%, to $79.3 million for the first ten months of 2004 from $69.7 million for full year 2003, due primarily to higher pension, healthcare, and benefit expenses. Because of the increase in sales in the first ten months of 2004, compared with full year 2003, general and administrative expenses as a percentage of sales increased only 0.1% for the first ten months of 2004, from 1.5% for full year 2003 to 1.6% for the first ten months of 2004.

Other (income) expense, net, decreased $7.5 million from $32.8 million of expense for full year 2003 to $25.3 million of expense for the first ten months of 2004. Other (income) expense, net, for the first ten months of 2004 included $12.7 million of expense related to a one-time retention bonus OfficeMax granted to our employees, $7.1 million of expenses related to the sale of our predecessor’s plywood and lumber operations in Yakima, Washington, and a $3.0 million loss on sale of assets. Other (income) expense, net, for full year 2003 included a $14.7 million pretax charge for the write-down of impaired assets at our predecessor’s plywood and lumber operations in Yakima, Washington, $3.6 million of costs associated with the September 2003 early termination of an operating lease used in connection with our Paper segment, $4.6 million for the write-down of miscellaneous assets, and a $3.1 million loss on sale of assets.

Income (Loss) from Operations

Each of our operating segments other than the Paper segment reported increased segment income for the first ten months of 2004, compared with full year 2003, despite a shorter reporting period and higher pension, healthcare, and benefit expenses. The increase in segment income for our Building Materials Distribution segment was due to increased prices. Our Wood Products segment income increased for the first ten months of 2004 from full year 2003 results at a greater percentage than any of our other operating segments. In our Wood Products segment, segment income increased by $159.5 million, due primarily to increased prices for plywood, lumber, and EWP. In addition, results for our Wood Products segment included a $46.5 million pretax gain for the sale of our predecessor’s 47% interest in Voyageur Panel, which was completed in May 2004. Packaging & Newsprint segment income improved 92% due to 10% higher weighted average selling prices for linerboard and newsprint.

Building Materials Distribution.  Segment income increased $31.1 million, or 65%, to $78.8 million for the first ten months of 2004 from $47.7 million of income for full year 2003. The increase resulted from strong plywood and lumber markets driven by a strong housing market. Prices increased 22%, and sales volumes decreased 2% for the first ten months of 2004, compared with full year 2003.

Wood Products.  Fueled by continued strong plywood and lumber markets, Wood Products segment income increased $159.5 million to $203.0 million of income for the first ten months of 2004 from $43.5 million of income for full year 2003. In the first ten months of 2004, we recorded a $46.5 million pretax gain for the sale of our predecessor’s 47% interest in Voyageur Panel. This gain was offset by $7.1 million of expenses related to the sale of our predecessor’s plywood and lumber facilities in Yakima, Washington. Prior to the sale of the interest in Voyageur Panel, it accounted for the joint venture under the equity method. Accordingly, segment results do not include the joint venture’s sales but do include

$6.3 million of equity in earnings for the first ten months of 2004, compared with $8.7 million of equity in earnings for full year 2003. Before the gain recorded from the sale of the interest in Voyageur Panel, segment income increased 260% for the first ten months of 2004 to $156.5 million, primarily due to increased product prices.

Paper.  Segment loss increased $11.7 million, or 49%, to a $35.4 million loss for the first ten months of 2004 from a $23.7 million loss for full year 2003. In addition to volume decreases in uncoated free sheet, we incurred $2.8 million of costs and/or lost income due to mill damage and lost production at our Alabama paper mill related to disruption from hurricanes in September 2004 and adverse weather conditions and operating difficulties in the first quarter of 2004. Relative to full year 2003, the largest manufacturing cost increases for the first ten months of 2004 were fiber costs, which increased 9% due to higher prices paid for pulp and wood.

Packaging & Newsprint.  Segment income increased $13.8 million, or 92%, to a $1.2 million loss for the first ten months of 2004 from a $15.0 million loss for full year 2003. The weighted average selling prices for linerboard and newsprint were 10% higher in the first ten months of 2004 than in full year 2003.

Operational Outlook

2005 was a very strong year in the residential construction markets with record housing starts and strong repair and remodel activity. Many economists are forecasting lower levels of residential construction activity in 2006 driven largely by decreased single family home affordability. A reduction in residential construction activity would likely have a negative impact on our Building Materials Distribution and Wood Products segments. If general housing construction activity declines, it will be more difficult to continue to grow our distribution business. In addition, a number of our competitors are in the process of starting up or have announced their intention to start up new oriented strand board (OSB) plants in 2006 and 2007. OSB competes with plywood in many applications and the increase in OSB supply may materially impact plywood prices. We believe that our strategy of shifting more of our veneers from plywood into growing engineered wood product production will help mitigate the impact of OSB substitution on our overall results. EWP has enjoyed strong pricing dynamics throughout 2005; however, a major competitor has announced price reductions, which we have followed in markets where we must do so to stay competitive. Additional price reductions could spread to other areas if supply-demand dynamics warrant.

In early 2006, we announced a price increase in our Paper business for virtually all of our uncoated free sheet grades. While we are shipping and invoicing based on the increased prices, there is no guarantee we will be able to sustain the price increases. In the longer term, we believe electronic substitution is the single greatest risk to market demand for communications papers. We believe continued improvement in personal computer software, coupled with demographic factors reducing the propensity to print, is limiting growth in copy paper consumption in the office. At the same time, increasing use of personal computers in the home is providing some offset to the trend in offices. We believe increasing postal rates have also had a negative impact on the consumption of some grades of paper as alternative forms of communication become relatively cheaper than mailing paper. Offsetting the trend in copy papers is continued growth in more specialized paper markets such as label and release papers and flexible food wrap. The respective demand for these papers has grown as product labeling processes move to this technology and the “fast-food” industry continues to grow. Mitigating the demand trends are capacity reductions as less cost competitive machines have been shut down resulting in lower levels of market supply.

We have also announced a price increase in linerboard. Nevertheless, our ability to sustain the increase over time is uncertain, driven largely by the levels of general economic activity. In the longer term, we believe that the demand for packaging papers is driven primarily by industrial production in North America. While consumption of goods in the United States has continued to grow, more of this consumption is being manufactured offshore in places like China and India. The result is limited demand growth for corrugated containers in the United States. Because it is not typically cost- and service-effective to ship empty corrugated containers long distances, the markets for our corrugated containers tend to be within a 100 mile radius of our container plants. A significant percentage of our corrugated containers are sold to producers of agricultural products in the Pacific Northwest, which we believe, are less vulnerable to “off-shoring” than manufactured products.

Acquisitions

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas for approximately $45 million plus adjustments for working capital items. CTC manufactures corrugated sheets that it sells primarily to regional independents and full-line container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes. We expect the acquisition to increase our Packaging & Newsprint segment’s containerboard integration from 55% to 77%. The operation continues to operate under the name Central Texas Corrugated. We are accounting for this acquisition using the purchase method of accounting. As a result, we allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the date of the acquisition. We have not completed our purchase price allocation.

Divestitures

In December 2005, we entered into an agreement to sell our headquarters building in Boise, Idaho. In first quarter 2006, we anticipate leasing back approximately 65% of the building over a staggered lease term of ten to 12 years. Both agreements are scheduled to close in first quarter 2006. The lease will be accounted for as an operating lease.

In May 2004, our predecessor sold its 47% interest in Voyageur Panel, which owned an oriented strand board plant in Barwick, Ontario, Canada, to Ainsworth Lumber Co. Ltd. for $91.2 million in cash. Our predecessor recorded a $46.5 million pretax gain in the Wood Products segment. This item increased net income after tax by $28.4 million during 2004.

Our predecessor historically accounted for Voyageur Panel under the equity method. Accordingly, our predecessor’s results do not include Voyageur Panel sales. For the period of October 1 through October 28, 2004, and the year ended December 31, 2003, the Wood Products segment results included $6.3 million and $8.7 million, respectively, of equity in earnings.

In February 2004, our predecessor sold its plywood and lumber facilities in Yakima, Washington. In connection with the sale, our predecessor recorded $7.1 million of costs and a $7.4 million reduction in its estimated LIFO reserve. In December 2003, our predecessor recorded a $14.7 million pretax charge for the write-down of impaired assets at these facilities after its internal review of the operations and indications of the current market value of such operations.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for compensation, fiber, energy, and interest. For the year ended December 31, 2005, our operating activities provided $306.7 million of cash. In 2005, items included in net income provided $328.3 million of cash. Other operating cash expenditures used $17.1 million, primarily for contributions of $11.1 million to our pension and other postretirement benefit plans. Unfavorable changes in working capital used $4.5 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of collection of receivables and the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. In 2005, the increase in working capital and other items was primarily attributable to higher receivables, and to a lesser extent, increased inventories, which were almost completely offset by increased accounts payable and accrued liabilities.

For the period of October 29 (inception) through December 31, 2004, our operating activities provided $230.5 million of cash. This cash generation was due primarily to favorable changes in working capital items. The collection of receivables provided $122.0 million of cash, and increases in accounts payable and accrued liabilities provided $85.6 million of cash. Increases in inventories used $21.4 million of cash.

For the period of January 1 through October 28, 2004, operating activities used $47.8 million of cash. Items included in net income provided $275.9 million of cash. Unfavorable changes in working capital items used $261.9 million of cash. The unfavorable changes in working capital items resulted from a $320.9 million increase in receivables due primarily to the changes in the receivable sales program discussed below, a $15.4 million increase in inventory, offset by a $74.4 million increase in accounts payable and accrued liabilities. Other operating cash expenditures used $61.8 million, primarily for pension and other postretirement benefit payments.

During the predecessor periods presented, Boise Forest Products Operations participated in OfficeMax’s receivable sales program. Under that program, OfficeMax sold fractional ownership interests in a defined pool of trade accounts receivable. In anticipation of the Acquisition, we ceased to participate in OfficeMax’s receivable sales program. Accordingly, at October 28, 2004, no sold accounts receivable were excluded from receivables on our Consolidated Balance Sheet, compared with $148.8 million and $105.4 million of receivables excluded at December 31, 2003 and 2002. The decrease of $148.8 million in sold accounts receivable at October 28, 2004, compared with the amount of sold accounts receivable at December 31, 2003, used cash from operations for the period ended October 28, 2004. The increase of $43.4 million in sold accounts receivable at December 31, 2003, from the amount at December 31, 2002, provided cash from operations in 2003. The portion of fractional ownership interest retained was included in the predecessor’s Consolidated Balance Sheet.

Investment Activities

Cash investing activities provided $9.4 million in 2005, compared with $2.4 billion used for the period of October 29 through December 31, 2004, $37.1 million used for the period of January 1 through October 28, 2004, and $192.6 million used in 2003.

In 2005, investing activities included $157.5 million for collection of a related-party note received from a subsidiary of Timber Holdings and $18.5 million of proceeds received from the sale of assets. Approximately $10.4 million of the proceeds related to the sale of a portion of our fiber farms. These proceeds were substantially offset by $170.3 million used for the purchase of property and equipment.

For the period of October 29 through December 31, 2004, our cash investing activities used $2.4 billion of cash, including $2.2 billion for the acquisition of OfficeMax’s forest products and paper assets and $157.5 million for our loan to Timber Holdings.

For the period of January 1 through October 28, 2004, our cash investing activities used $37.1 million of cash, including $140.2 million for property, plant, and equipment purchases, offset by $103.2 million of proceeds from the sale of our predecessor’s Yakima, Washington, plywood and lumber facilities in February 2004 and the sale of its interest in Voyageur Panel in May 2004.

In 2003, cash investing activities included $175.1 million for property and equipment purchases.

In all periods, capital expenditures for property and equipment consisted primarily of facility and equipment modernization, energy, cost-saving projects, and environmental compliance.

Details of 2005 capital investment by segment are included in the table below:

	Boise
	Year Ended December 31, 2005
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other	Total
	(millions)

Building Materials Distribution	$3.3	$—	$8.4	$11.7
Wood Products	31.4	7.1	11.6	50.1
Paper	1.8	17.2	61.3	80.3
Packaging & Newsprint	1.2	4.0	14.3	19.5
Corporate and Other	—	3.9	4.8	8.7
	$37.7	$32.2	$100.4	$170.3

(a)                                  Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

We expect capital investments in 2006 to total approximately $160 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2006 will be for quality and efficiency projects, replacement projects, and ongoing environmental compliance. During 2005, we spent $17 million on environmental compliance. We expect to spend approximately $13 million in 2006 for this purpose.

Financing Activities

Cash used for financing activities was $391.3 million in 2005, compared with $2.3 billion provided for the period of October 29 through December 31, 2004, $84.9 million provided for the period of January 1 through October 28, 2004, and $26.6 million used in 2003.

In 2005, financing activities included $1.5 billion of debt repayments, $920.0 million of debt issued to third parties, a $250.3 million related-party note payable to Timber Holdings, and $23.1 million of cash paid to our equity investors to fund their tax obligations related to their investment in us. The $1.5 billion of debt repayments consisted of $1.3 billion of debt prepayments related to our Tranche B term loan, which was paid down primarily with the proceeds from our new $840.0 million Tranche D term loan, $157.5 million related to the collection of a loan to a subsidiary of Timber Holdings, and approximately $250.3 million received in connection with a related-party note payable to a subsidiary of Timber Holdings, as well as cash flow from operations. In October 2005, we prepaid $200.0 million toward our Tranche D term loan with the net proceeds from the initial sale of receivables under our receivables securitization program. We also made $4.2 million of scheduled principal payments during the year. The $920.0 million of additions to long-term debt included the $840.0 million Tranche D term loan discussed above and $80.0 million of net borrowings outstanding under our accounts receivable securitization program. See discussion under “Borrowings Secured by Receivables” below for more information.

Cash provided by financing activities for the period of October 29 through December 31, 2004, included $2.0 billion of indebtedness incurred as a result of the Acquisition and $338.9 million of cash from the issuance of equity units, offset partially by $40.0 million of debt repayments. Cash provided by financing activities for the period of January 1 through October 28, 2004, included $67.1 million of cash received through net equity transactions with OfficeMax and $17.8 million of debt issuances to OfficeMax. Cash used for financing for the year ended December 31, 2003, included $27.6 million of cash used through net equity transactions with OfficeMax, offset in part by $0.9 million of cash provided by financing through debt issuances to OfficeMax.

The following discussion describes our debt and equity transactions in more detail.

Debt Transactions

At December 31, 2005 and 2004, our long-term debt consisted of the following:

	December 31, 2005	December 31, 2004
	(millions)

Revolving credit facility, due 2010	$—	$—
Tranche B term loan, due 2011	—	1,330.0
Tranche D term loan, due 2011	635.8	—
Senior unsecured floating-rate notes, due 2012	250.0	250.0
7.125% senior subordinated notes, due 2014	400.0	400.0
Borrowings secured by receivables	80.0	—
	1,365.8	1,980.0
Less current portion	—	(13.3)
	1,365.8	1,966.7
Note payable to related party, net, due 2015	270.9	—
	$1,636.7	$1,966.7

Senior Secured Credit Facilities

In October 2004, Boise LLC and affiliates entered into a six-year $400.0 million senior secured revolving credit facility and a seven-year senior secured floating-rate $1,330.0 million Tranche B term loan used to fund the Acquisition and for general corporate purposes. These borrowings represent our senior secured credit facilities (the Facilities). On April 18, 2005, we amended and restated the Facilities. Our amended and restated Facilities consist of a $475.0 million revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). In connection with the amendment and restatement, we repaid all amounts outstanding under our Tranche B term loan.

Our amended revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At December 31, 2005, we had no borrowings outstanding under our revolving credit facility; however, $63.1 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $411.9 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or LIBOR. Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75%; or (ii) LIBOR plus 1.50% to 2.25%. For the year ended December 31, 2005, the average interest rate for our borrowings under the revolver was 5.1%. For the period ended December 31, 2004, the average interest rate for our borrowings under the revolver was 4.7%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. For the year ended December 31, 2005, our minimum and maximum borrowings under the revolver were zero and $126.5 million. The weighted average amount of borrowings outstanding under the revolver during the year ended December 31, 2005, was $11.8 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At December 31, 2005, $635.8 million was outstanding under the Tranche D term loan amended and restated credit facility, and our borrowing rate was 5.8%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.75% or the federal funds effective rate plus 1.25%, or (ii) LIBOR plus 1.75%. As a result of a $200.0 million prepayment in October 2005, we are not required to make scheduled principal payments on the Tranche D term loan until 2011, at which time the principal balance of $635.8 million is due.

Borrowings under the Facilities are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures. At December 31, 2005 and 2004, we were in compliance with these covenants.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At December 31, 2005 and 2004, our borrowing rates for the $250.0 million senior unsecured floating-rate notes were 7.0% and 5.0%, respectively.

Borrowings Secured by Receivables

On October 26, 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). We entered into this receivable securitization program to obtain additional funding flexibility at rates that are favorable to our existing borrowing arrangements. Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a fully consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At December 31, 2005, we had $80.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt, less current portion,” respectively, on our Consolidated Balance Sheet. We record the financing costs associated with the program in “Interest expense” in our

Consolidated Statement of Income. The cost of funds under this program varies based on changes in interest rates. At December 31, 2005, the interest rate for borrowings secured by receivables was 4.1%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and cannot exceed $250 million. The accounts receivable securitization program contains the same financial covenants as our amended and restated credit facilities.

We used the net proceeds from the initial sale of receivables under this receivables securitization program to reduce our Tranche D term loan borrowings under our amended and restated credit facilities.

Note Payable to Related Party, Net

At December 31, 2005, we had a $270.9 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on our Consolidated Balance Sheet. The note is subject to adjustment based on transactions between the subsidiary and us. Our borrowing rate under the note is 8%, and the note matures February 4, 2015. Included in “Note payable to related party, net” was $18.9 million of accrued interest expense related to the note at December 31, 2005. Timber Holdings is a guarantor of our debt, see Note 18, Consolidating Guarantor and Nonguarantor Financial Information of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us an effective interest rate on all of our variable-rate debt of 5.2% at December 31, 2005 and 2004. For additional information on our interest rate swaps, see Note 12, Financial Instruments of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the terms of the loans, which range from six years to ten years. At December 31, 2005 and 2004, we had $37.8 million and $84.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan, we recorded a $43.0 million charge for the write-off of the deferred financing costs. We recorded the $43.0 million charge in “Interest expense” in our Consolidated Statement of Income for the year ended December 31, 2005.

At December 31, 2005 and 2004, our average effective interest rates, including the effect of our interest rate swaps, on all of our debt except for our note payable to related party, net, were 5.8% and 5.6%, respectively.

Predecessor Periods

In the predecessor periods presented, our predecessor participated in OfficeMax’s centralized cash management system. Cash advances necessary to fund Boise Forest Products Operations’ major improvements to, and replacements of, property, as well as acquisitions and expansion, to the extent not provided through internally generated funds, were provided by OfficeMax’s cash or funded with debt. In the predecessor periods presented, interest costs were allocated to our predecessor based on its average asset balances. The interest expense attributable to the debt allocated from OfficeMax is included in our Consolidated Statements of Income (Loss). For the period of January 1 through October 28, 2004, and the year ended December 31, 2003, our predecessor’s average interest rates were 6.7% and 7.3%, respectively. We believe the allocation of interest is a reasonable reflection of Boise Forest Products Operations’ interest costs.

For the year ended December 31, 2005, the periods of October 29 through December 31, 2004, and January 1 through October 28, 2004, and the year ended December 31, 2003, cash payments for interest, net of interest capitalized, were $95.5 million, $11.3 million, $64.8 million, and $90.0 million, respectively.

During the predecessor periods, our principal source of liquidity in excess of that provided by cash flow generated from operations was borrowings from OfficeMax. Since our predecessor’s financing activities have been represented historically by borrowings from OfficeMax, Boise Forest Products Operations financing activities are not comparable with our current operations.

Equity Transactions

On October 29, 2004, OfficeMax and our majority owner, Forest Products Holdings (FPH), made an aggregate cash equity investment in us of $338.9 million. The equity investment consisted of $242.4 million invested by FPH in exchange for 440 million Series B equity units and $96.5 million invested by OfficeMax in exchange for 109 million and 66 million Series B equity units and Series A equity units, respectively. See Note 14, Redeemable Equity Units, and Note 15, Capital, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements and Supplementary Data” of this Form 10-K for a discussion of the change in equity units and their holders since the date of the Acquisition and a discussion of the rights and privileges of the equity units.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2005, unless otherwise noted. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2006	2007-2008	2009-2010	Thereafter	Total
	(millions)

Long-term debt, including note payable to related party (a)	$—	$80.0	$—	$1,556.7	$1,636.7
Interest (b)	79.2	161.5	165.3	172.3	578.3
Operating leases (c)	14.7	28.0	24.5	59.1	126.3
Purchase obligations
Raw materials (d)	173.4	302.8	251.6	419.6	1,147.4
Utilities (e)	30.0	14.4	0.6	1.1	46.1
Capital spending	11.6	9.0	—	—	20.6
Other	2.0	0.5	0.2	—	2.7
Other long-term liabilities reflected on our Balance Sheets
Compensation and benefits (f)	20.9	52.1	48.7	20.5	142.2
Other	5.3	7.8	4.1	20.0	37.2
	$337.1	$656.1	$495.0	$2,249.3	$3,737.5

(a)           These borrowings are further explained in Note 11, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements and Supplementary Data” in this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)           Amounts represent estimated interest payments using the effective interest rates as of December 31, 2005, and assumes our long-term debt is held to maturity.

(c)           We enter into operating leases in the normal course of business. We lease our property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. In first quarter 2006, we anticipate leasing back approximately 65% of the building over a staggered lease term of ten to 12 years. The agreement is scheduled to close in first quarter 2006. These payment requirements are reflected in the above table. For more information, see Note 6, Leases, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

(d)                                 Included in raw materials is $973.5 million for contracts to purchase timber. Under most of these supply contracts, we have the right to cancel or reduce our commitment in the event of a mill curtailment or shutdown. The price for most of these contracts is set quarterly or semiannually based on regional market prices. Most of the contracts expire in December 2014. Estimates are based on contract terms or first quarter 2006 pricing. These obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, timber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)                                  We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were valued at prices in effect on December 31, 2005, or contract language, if available. These obligations represent the face value of the contracts and do not consider resale value since we use the energy to manufacture our products.

(f)                                    Includes current portion.

In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. We expect to make tax distributions to our equity holders equal to 38.9% of our taxable income. Also, pursuant to an Additional Consideration Agreement between us and OfficeMax, we may be required to make substantial cash payments to, or receive substantial cash payments from, OfficeMax. Under the Additional Consideration Agreement, the purchase price paid for the forest products and paper assets may be adjusted upward or downward based on paper prices during the six years following the Acquisition, subject to annual and aggregate caps. Neither party will be obligated to make a payment under the Additional Consideration Agreement in excess of $45 million in any one year. Payments are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. After each anniversary of the Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first anniversary period ending October 29, 2005, neither Boise nor OfficeMax owed additional consideration for the purchase price.

The Series A equity units issued to OfficeMax in connection with the Acquisition accrue dividends daily at a rate of 8% per annum on OfficeMax’s capital contribution (net of any distributions previously received) plus any accumulated dividends. Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2005 and 2004, $3.5 million and $0.5 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units.

Off-Balance-Sheet Activities

At December 31, 2005 and 2004, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements and Supplementary Data” in this Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

Other than the effects of higher energy costs, which we describe in this Form 10-K, we believe inflation has not had a material effect on our financial condition or results of operations. However, there can be no assurance that we will not be affected by inflation in the future. Seasonal changes in levels of building activity affect our building products businesses. We typically have higher sales and working capital in the second and third quarters because of warmer weather.  To a lesser degree, our paper businesses also experience some seasonality in their businesses based primarily on buying patterns associated with particular products. For example, the demand for our corrugated container plants is influenced by agricultural demand in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption at all of our manufacturing facilities.

Disclosures of Financial Market Risks

We are exposed to risks such as changes in interest rates, commodity prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge, or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged item, as well as our risk management objectives and strategy for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in current income (loss).

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheet at fair value. Fair value of these instruments is determined through our use of valuation professionals. Changes in the fair value of derivatives are recorded in either “Income (Loss)” or “Other comprehensive income,” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income. The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in current income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At December 31, 2005, the estimated current market value of our fixed-rate debt, including our note payable to related party, based on then-current interest rates for similar obligations with like maturities, was approximately $39.6 million less than the amount reported on our Consolidated Balance Sheet.

Our obligations under our senior secured credit facilities and senior notes expose us to changes in short-term interest rates since interest rates on this debt are variable. In November 2004, we entered into four interest rate swaps with a total notional amount of $550 million to hedge the exposure to interest rate fluctuations associated with our Tranche B term loan. The swaps on $300 million of our Tranche B term loan were fixed at an average pay rate of 3.3% and expire in December 2007, while the swaps on $250 million of our Tranche B term loan were fixed at an average pay rate of 3.5% and expire in December 2008. With the anticipated repayment of the Tranche B term loan, these interest rate swaps were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. In second quarter 2005, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under our Facilities and recognized $5.3 million of noncash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss. The net $9.9 million of value that was recorded in “Other assets” on our Consolidated Balance Sheet will result in higher interest expense over the remaining life of the interest rate swaps. The four interest rate swaps with a total notional amount of $550 million gave us an effective interest rate of 4.9% on that debt at December 31, 2005. Changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to interest expense as interest expense was recognized on the LIBOR-based debt. There was no ineffectiveness related to the redesignated hedges. At December 31, 2005 and 2004, the fair market values of these instruments were $16.9 million and $4.8 million, respectively, which we recorded in “Other assets” on our Consolidated Balance Sheets.

In November 2004, we also entered into two 3.7% interest rate swaps with an aggregate notional amount of $250 million to hedge the exposure to floating-rate interest rate risks associated with our senior unsecured floating-rate notes, which gave us an effective interest rate on that debt of 6.6% and 6.1% at December 31, 2005 and 2004. These swaps expire in October 2009. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. There was no ineffectiveness related to these hedges. At December 31, 2005 and 2004, the fair market values of these instruments were $9.3 million and $1.5 million, which we recorded in “Other assets” on our Consolidated Balance Sheets.

For the year ended December 31, 2005, and for the period of October 29 through December 31, 2004, amounts reclassified to interest expense for all of our cash flow hedges increased interest expense by $3.1 million and $1.8 million, respectively. Assuming no change in interest rates, $9.4 million would be reclassified as a decrease in interest expense in 2006.

Commodity Risk

We enter into natural gas swaps to hedge the variable cash flow risk of natural gas purchases to a fixed price. In December 2005, we entered into swap agreements for 18,000 mmBtus per day for the month of December, 9,500 mmBtus per day for January 2006, decreasing to 500 mmBtus per day for the months of February and March 2006. In January 2006, we entered into additional natural gas swaps that convert 10,000 mmBtus of usage per day in January 2006, 4,000 mmBtus of usage per day in February 2006, and 1,000 mmBtus of usage per day in March 2006 to a fixed price.

We designated all of the swaps as cash flow hedges. Accordingly, changes in the fair value of these swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Materials, labor, and other operating expenses” in our Consolidated Statement of Income as natural gas was consumed. Amounts reclassified in 2005 increased “Materials, labor, and other operating expenses” by $0.2 million. Assuming no change in natural gas prices, $0.1 million would be reclassified as an increase in “Materials, labor, and other operating expenses” in 2006.

Predecessor Period

As described in Note 11, Debt, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements and Supplementary Data” in this Form 10-K, in the predecessor periods presented, OfficeMax allocated debt and interest costs to Boise Forest Products Operations based on its average asset balances. OfficeMax occasionally used derivative financial instruments, such as interest rate swaps, rate hedge agreements, and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. The effects of these financial instruments are not included in the predecessor financial statements other than through OfficeMax’s allocations to our predecessor.

The table below provides information as of December 31, 2005, about our financial instruments that are sensitive to changes in interest rates or utility indexes. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates and sensitivity to energy market risk, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

Financial Instruments

							December 31
							2005		2004
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value	Total	Fair Value
	(millions)
Debt
Long-term debt
Fixed-rate debt payments (a) Senior subordinated notes	$—	$—	$—	$—	$—	$400.0	$400.0	$372.6	$400.0	$409.7
Average interest rates	—	—	—	—	—	7.1%	7.1%	—	7.1%	—
Note payable to related party	$—	$—	$—	$—	$—	$270.9	$270.9	$258.6	$—	$—
Average interest rates	—	—	—	—	—	8.0%	8.0%	—	—	—
Variable-rate debt payments (a)	$—	$—	$80.0	$—	$—	$885.8	$965.8	$965.8	$1,580.0	$1,580.0
Average interest rates (b)	—	—	4.1%	—	—	6.2%	6.0%	—	4.7%	—

Interest rate swaps
Notional principal amount of interest rate exchange agreements maturing Variable to fixed	$—	$300.0	$250.0	$250.0	$—	$—	$800.0	$26.2	$800.0	$6.3
Average pay rate	—	3.3%	3.5%	3.7%	—	—	3.5%	—	3.5%	—
Average receive rate	—	4.5%	4.5%	4.2%	—	—	4.4%	—	2.3%	—

Natural gas swaps	$(0.1)	$—	$—	$—	$—	$—	$(0.1)	$(0.1)	$—	$—

(a)                     These obligations are further explained in Note 11, Debt, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements and Supplementary Data” in this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)                    Does not include the effect of swaps.

Taxes

As a result of converting back to a limited liability company, during fourth quarter 2005, we reversed the income tax expense and deferred taxes we recorded as a corporate entity.

As a result of the rescission, at both December 31, 2005 and 2004, the majority of the businesses and assets of Boise were held and operated by limited liability companies, which are not subject to entity-level federal income taxation. The taxes in respect to these operations are payable by our equity holders in accordance with their respective ownership percentage. We make cash distributions to permit the members of Boise and affiliates to pay these taxes. For the year ended December 31, 2005, and the period of October 29 (inception) through December 31, 2004, we made $23.1 million and no cash distributions, respectively, to permit our equity holders to pay these taxes. Of the $23.1 million of tax distributions, we paid $18.4 million to FPH.  FPH in turn paid $16.3 million to MDP, our equity sponsor who controls FPH, and $2.1 million to management investors. We also paid $4.7 million to OfficeMax. Both our senior credit facilities and the indenture governing our notes permit these distributions.

In 2005, cash paid for corporate federal, state, and foreign income taxes totaled $7.4 million, net of refunds received. In first quarter 2006, we filed a federal refund request for the 2005 estimated tax payments made by us. The $7.4 million of income taxes paid includes approximately $1.2 million paid by our taxable corporations that retained their corporate status after the rescission. The $1.2 million of income taxes paid by our taxable corporations consisted of $713,000 for U.S. federal taxes, $256,000 for U.S. state taxes, and $196,000 for Canadian taxes. For the period of October 29 (inception) through December 31, 2004, these corporations paid income taxes, net of refunds received, of $80,000 for Canadian taxes. At December 31, 2005, we had a $388,000 deferred tax liability related to these corporations recorded on our Consolidated Balance Sheet. In 2004, these corporations had no deferred tax assets or liabilities.

During the period we were a corporation, we recorded approximately $4.8 million of deferred tax liabilities related to our cash flow hedges, with the offset to “Other comprehensive income.” As described above, in connection with converting back to a limited liability company, we reversed the income tax expense and deferred taxes recorded while we were a corporate entity. The reversal of the deferred tax liabilities related to our cash flow hedges resulted in a $4.8 million income tax benefit that was partially offset by income tax expense recognized by our taxable corporations. The $4.8 million recorded in “Other comprehensive income” will be recognized as income tax expense as the hedges expire.

At December 31, 2005, our tax basis was $153.5 million lower than the reported amount of net assets recorded in our consolidated financial statements, primarily due to a full year of accelerated deprecation recorded for tax purposes. At December 31, 2004, our tax basis was $11.9 million higher than the reported amounts of assets and liabilities recorded on our Balance Sheet, primarily due to inventory capitalized for tax purposes.

Boise Building Solutions Manufacturing Holdings Corp., a wholly owned, fully consolidated operating entity, has an investment in foreign subsidiaries. At December 31, 2005 and 2004, the foreign subsidiaries had $18.8 million and $12.3 million, respectively, of deferred tax assets that were fully offset by a valuation allowance.

In the predecessor periods presented, Boise Forest Products Operations results were included in the consolidated income tax returns of OfficeMax. However, in the predecessor consolidated financial statements, income taxes were provided based on a calculation of the income tax expense that would have been incurred if our predecessor had operated as a separate taxpayer. Income taxes have been provided for all items included in the Consolidated Statements of Income (Loss), regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded. Current tax liabilities and receivables were transferred to OfficeMax and are included in “Net equity transactions with OfficeMax.” During the period of January 1 through October 28, 2004, and the year ended December 31, 2003, the net current tax liability (receivable) was $38.0 million and $(47.1) million, respectively.

Environmental

Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure you that we will at all times be in full compliance with environmental requirements, and we cannot assure you that we will not incur fines and penalties in the future. In 2005, we paid $2,550 in environmental fines and penalties across all of our segments.

We incur substantial capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2005, we spent approximately $17 million on capital expenditures to comply with environmental requirements. We anticipate capital expenditures of approximately $13 million in 2006 to comply with environmental requirements, and we expect to spend similar or greater amounts on environmental capital expenditures in the years ahead.

In 2004, the Environmental Protection Agency (EPA) promulgated rules to control toxic air emissions from wood panel plants and industrial boilers. Compliance with these rules is required in 2007. The rules will require capital spending at our wood panel plants and paper mills. We expect spending to comply with these rules to be in the range of $19 million to $25 million for the period from 2006 through 2008. This range will be refined as mills finalize their detailed compliance strategies.

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

OfficeMax retains responsibility for environmental liabilities that occurred with respect to businesses, facilities, and other assets not purchased by us in the Acquisition. In addition, OfficeMax generally indemnifies us for hazardous substance releases and other environmental violations that occurred prior to the Acquisition or arose out of pre-Acquisition operations at the businesses, facilities, and other assets purchased by us. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. Our current critical accounting estimates are as follows:

Purchase Price Allocation

On October 29, 2004, we acquired OfficeMax’s forest products and paper assets. We accounted for the business combination under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and allocated the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed, as well as associated asset useful lives, required management to make estimates. Estimated fair values were derived through consideration and application of standard valuation approaches and techniques.

We estimated the value of property, plant, and equipment assets based on the application of  a cost, market, or income approach. Under the cost approach, replacement cost new was estimated and then adjusted for depreciation due to physical, functional, and economic obsolescence. The market approach-derived value was based on an analysis of comparable asset sale information. The income approach-derived value was based on the forecasted cash flow potential of the asset. We estimated the fair value of trade names and trademarks and technology based on the application of the income approach. The critical assumptions involved with valuing trade names and trademarks and technology were the expected revenue and cash flow levels anticipated over the assets’ expected lives and the risk profiles of the assets. The fair value of customer relationships was based on the application of the cost approach. The critical assumptions involved with valuing customer relationships were associated with estimating the costs required to replicate these assets to their current condition.

Liabilities subjective in nature primarily include estimates of costs to restructure the operations of the acquired company. In accordance with the provision of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, restructuring activities in connection with the Acquisition increase goodwill. In accordance with SFAS No. 141, we had one year from the acquisition date to develop our restructuring plans and adjust for changes in estimates of the fair value of assets acquired and liabilities assumed. Also, we had one year from the date of the Acquisition to adjust the initial purchase price allocations for changes in estimates of the fair value of assets acquired and liabilities assumed. See Effects of the Acquisition—Purchase Accounting in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

The purchase price may also be adjusted upward or downward based on paper sales prices during the six years following the Acquisition pursuant to the Additional Consideration Agreement. Over that period, we could pay OfficeMax a maximum aggregate amount of $125.0 million, or OfficeMax could pay us a maximum aggregate amount of $125.0 million, in each case net of payments received. The purchase price allocation does not include the effect, if any, of this contingent additional consideration. After each anniversary of the Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first anniversary period ending October 29, 2005, neither Boise nor OfficeMax owed additional consideration for the purchase price.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the assets acquired and liabilities assumed, both the precision and reliability of the resulting estimates are subject to uncertainty.

Goodwill and Intangible Asset Impairment

We account for acquisitions under the purchase method of accounting, typically resulting in goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. The intangible assets with indefinite lives consist of trade names and trademarks, while finite-lived intangible assets consist of customer relationships and technology.

At December 31, 2005, we had $15.1 million of goodwill recorded on our Consolidated Balance Sheet. Of the $15.1 million, $5.6 million, $6.6 million, $1.3 million, and $1.6 million were recorded in our Building Materials Distribution, Wood Products, Paper, and Packaging & Newsprint segments, respectively. At December 31, 2005, the net carrying amount recorded in our Consolidated Balance Sheet for intangible assets with indefinite lives, which represent trade names and trademarks, was $22.8 million and finite-lived purchased intangible comprised of customer relationships and technology was $5.2 million and $3.8 million, respectively.

During fourth quarter 2005, we performed our annual impairment assessment of goodwill and indefinite-lived intangible assets for all our segments in accordance with the provisions of SFAS No. 142. We concluded that no impairment existed. We also evaluated the remaining useful lives of our finite-lived purchased intangible assets and determined no adjustments to the useful lives were necessary.

In testing for potential impairment, we measured the estimated fair value of our reporting units based upon discounted future operating cash flows using a discount rate reflecting our estimated average cost of funds. Differences in assumptions used in projecting future operating cash flows and cost of funds could have a significant impact on the determination of the fair value of our reporting units.

In estimating future cash flows for our segments, we used our internal budgets. Our budgets were based on recent sales data for existing products, planned timing of capital projects, and customer commitments related to new and existing products. These budgets also included assumptions of future production volumes and pricing of commodity products. Due to the inherent volatility of commodity product pricing, our pricing assumptions were based on the average pricing over the commodity cycle. These prices were estimated from information gathered from industry research firms, research reports published by investment analysts, and other published forecasts. If our estimates of projected future cash flows from income from operations were too high by 10%, there would be no impact on the reported value of goodwill on our Consolidated Balance Sheet.

We assessed the finite-lived purchased intangible assets noting no impairment indicators were present to suggest that the amortization period needed to be adjusted.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances on these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Valuation of Redeemable Equity Units

Management Equity Agreement

In December 2004, key managers of Boise purchased, pursuant to the terms of a Management Equity Agreement (Equity Plan), 18.6 million equity units in our parent, Forest Products Holdings (FPH) at $1.00 per unit, which was approximately equal to the estimated fair value of $0.99 on the date of purchase. Those who purchased FPH’s Series B equity units received a grant of 35.6 million of FPH’s Series C equity units (profit interests) that represent the right to participate in profits after capital is returned to the holders of FPH’s Series B equity units. FPH’s Series C equity units participate in equity value appreciation above a specified level. Although management’s investment is in FPH, because of the capital structure of Boise and Timber Holdings, 55% of management’s investment (along with 55% of FPH’s and OfficeMax’s investments) is included on our Consolidated Balance Sheets and 45% of the investment is included on Timber Holdings’ Consolidated Balance Sheets. In 2005, members of management did not purchase any Series B equity units in FPH, and FPH did not grant any Series C equity units; however, the plan does contemplate possible future purchases and grants by and to members of management. We account for awards granted under the Equity Plan in our consolidated financial statements in accordance with SFAS No. 123(R).

FPH’s Series B and Series C equity units held by management are redeemable at FPH’s option upon termination of the management investor’s employment and at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. Except in the event of death or disability, we believe that the redemption of these units is within our control due to the interlocking boards of FPH and Boise and because FPH was organized solely for the purpose of establishing Boise to acquire the forest products and paper assets of OfficeMax. Should repurchases under the Equity Plan occur, it is expected that they would be funded by mirror-image redemptions of B units/shares and C units/shares held by FPH in its subsidiaries, Boise and Timber Holdings. Because the redemption of FPH’s Series B and Series C equity units and the expected parallel redemptions of our Series B and Series C equity units are a contingent event outside the employee’s control and not currently deemed probable of occurring, we account for the units using equity plan accounting in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. However, because FPH units are subject to mandatory redemption in an event that is outside of our control (death or disability), we are required to classify these units outside of permanent equity on our Consolidated Balance Sheets at grant-date fair value. Accordingly, we recorded 55% of management’s investment in us, or $12.4 million and $10.3 million in “Redeemable equity units” on our Consolidated Balance Sheets at December 31, 2005 and 2004, and Timber Holdings recorded 45% of the investment, or $7.8 million and $8.4 million, respectively, in “Redeemable common stock” in their consolidated financial statements. Under equity plan accounting, the carrying value of management’s investment will not be adjusted to redemption value unless payment of redeemable amounts becomes probable. At the date it becomes probable, we will adjust the carrying value to redemption value by marking the value of the equity units to market, which could result in additional compensation expense.

Vesting

Generally, the appreciation in the value of FPH’s Series B equity units issued under the Equity Plan and 50% of its Series C equity units vest 20% each year on December 31, 2005 through 2009. The other 50% of the Series C equity units vest at the end of 2009 if specific criteria tied to internal rates of return are met. Upon either the sale of the company as defined in the Equity Plan or an initial public offering, vesting is accelerated for all management investors. Other events may accelerate vesting for specifically affected management investors, but none of these events are within the control of the investor. The vesting schedules are shortened for managers who were at least 60 years old as of December 31, 2004, so that the units fully vest by December 31 of the year in which the manager reaches age 65 and at least two vesting periods have been met. Vesting does not trigger a right or obligation on the part of FPH or us to repurchase equity units held by management investors.

Series B Equity Units

The determination of the fair value of the initial equity units purchased by management required a determination of our enterprise value. The purchase price for the Acquisition, which was determined on an arms-length basis following extensive negotiations between Madison Dearborn and OfficeMax and their respective financial advisors and was the culmination of a sales process conducted by OfficeMax over several months involving numerous potential buyers for all or a portion of the sold businesses, represented the best evidence of the fair market value of our businesses at the time of the Acquisition. Since the Acquisition occurred only 42 days prior to management’s purchase of Series B equity units and the grant to management of Series C equity units, the enterprise value indicated by the purchase price for the Acquisition was the primary factor considered in determining our enterprise value for the purpose of valuing management’s equity units. We considered whether any adjustment to the value of the Series B equity units, as implied in the Acquisition, was warranted using a form of income approach, known as discounted cash flow analysis, and a market approach, which used an event analysis and a trend analysis.

The outcomes of the discounted cash flow analysis, the event analysis, and the trend analysis were given equal consideration. This resulted in an average value indication of $1.10 per unit for the Series B equity units. A 10% discount for lack of marketability was applied to management’s Series B equity units based upon a consideration of specific liquidity factors, including transfer restrictions imposed by the operating agreement, the lack of an active market for the units, and the limited circumstances in which we are required to redeem the units for cash. After application of the discount, the value per unit of management’s Series B equity units was estimated to be $0.99 per unit on the date of purchase. As a result, we did not recognize compensation expense on the date of grant for the Series B equity units because the fair value of the units issued by FPH was equal to or less than the amount each employee paid.

Series C Equity Units

The fair value of the Series C equity units as of the grant date was estimated by analyzing our possible future events, the paths to liquidity for the holders of the Series C equity units, and how these paths may affect the valuation of the Series C equity units. These possible future events included a sale of the company, an initial public offering, and remaining a private company. We estimated probabilities of these events occurring based on our strategies as of the grant date. We assigned probabilities to these events for the remainder of 2004 and years 2005 through 2009, the vesting period for the Series C equity units, and the assigned likelihood varied by year, with a higher probability of being sold or becoming a public company in later years. For example, in 2005 we assigned probabilities of 10% to being sold, 15% to becoming a public company, and 75% to remaining a private company. In 2007, we assigned probabilities of 30% to being sold, 45% to becoming a public company, and 25% to remaining a private company. In 2009, we assigned probabilities of 40% to being sold, 45% to becoming a public company, and 15% to remaining a private company. A decision tree analysis that incorporated these event outcomes and the likelihood of their occurrences was created. Payoffs to the holders of the Series C equity units were constructed at each event outcome on the decision tree. Based on this framework, a simulation analysis was run to arrive at the fair values of the Series C equity units.

SFAS No. 123(R) requires different valuation calculations for equity grants that have a service condition and equity grants that have a market condition. The 50% of the Series C equity units that vest over time are “service condition” awards. Under the requirements of SFAS No. 123(R), the fair value of these awards is measured assuming that all conditions have been met, or as if they were fully vested on the grant date. Compensation expense is recognized over the vesting period and adjusted if the service condition is not met. We determined the fair average value on the date of grant of the Series C equity units that vest over time to be approximately $0.46 per unit.

The 50% of Series C equity units that vest based on internal rates of return are “market condition” grants under the requirements of SFAS No. 123(R). The standard requires that the valuation of market condition awards considers the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the internal rate of return represents a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS No. 123(R) for an award regardless of when, if ever, the market condition is satisfied. We determined the average fair value on the date of grant of the Series C equity units that vest based on internal rates of return to be approximately $0.24 per unit.

At December 31, 2005, we had $8.3 million of unrecognized compensation cost related to the nonvested Series C redeemable equity units granted under the Equity Plan. The cost is expected to be recognized generally over a weighted-average period of 3.3 years.

The determination of the fair value of the equity units is complex and requires the use of numerous estimates. These estimates include, but are not limited to, assumptions we made regarding our cost of capital, future performance, and the probability of remaining a private company. Had we used different assumptions in our analysis, it could have had a significant impact on our consolidated financial statements.

Pensions

We account for pension expense in accordance with SFAS No. 87, Employer’s Accounting for Pensions. This statement requires us to calculate pension expense and liabilities using actuarial assumptions, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement rates, mortality rates, expected contributions, and other factors. We based the assumptions used to calculate pension expense on the following factors:

Discount Rate Assumption.  The discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The plan’s projected cash flows were duration matched to this yield curve to develop an appropriate discount rate.

Asset Return Assumption.  We based our expected rate of return on plan assets on the average rate of earnings expected on invested funds. The 2005 expected rate of return on plan assets was 7.25%, which was based on a target allocation of approximately 53% U.S. equity securities (which were expected to earn approximately 8.0% in the long term), 15% international equity securities (which are expected to earn approximately 8.25% in the long term), and 32% fixed-income securities (which were expected to earn approximately 5.75% in the long term).

Rate of Compensation Increases.  This assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation.

Retirement and Mortality Rates.  These rates are developed to reflect actual and projected plan experience.

Expected Contributions.  Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed, for example, changes we might commit to in future labor contracts. In 2006, there is no required minimum contribution to our pension plans. However, we may make voluntary contributions.

Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2005, we had unrecognized actuarial gains of $5.1 million. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

We believe that the accounting estimate related to pensions is a critical accounting estimate for all of our segments because it is highly susceptible to change from period to period. As discussed above, the future effects of pension plans on our financial position and results of operations will depend on economic conditions, employee demographics, mortality rates, retirement rates, investment performance, and funding decisions, among other factors. The following table presents selected assumptions used and expected to be used in the measurement of pension expense in the following periods:

	Boise			Predecessor
	Year Ending December 31, 2006	Year Ended December 31, 2005	October 29 (inception) through December 31, 2004	January 1 through October 28, 2004
	(millions, except for percentages)

Pension expense	$25.5	$26.8	$2.6	$60.9
Discount rate	5.60%	5.75%	5.75%	6.25%
Expected rate of return on plan assets	7.25%	7.25%	7.25%	8.25%
Rate of compensation increases	4.25%	4.25%	4.25%	4.25%

A 0.25% change in either direction to the discount rate, the expected rate of return on plan assets, or the rate of compensation increases, would have had the following effect on 2006 and 2005 pension expense. These sensitivities are specific to 2006 and 2005. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25% Increase	0.25% Decrease
	(millions)
2005 Expense
Discount rate	$26.8	$(1.1)	$1.1
Expected rate of return on plan assets	26.8	(1.0)	1.0
Rate of compensation increases	26.8	0.4	(0.4)

2006 Expense
Discount rate	$25.5	$(0.9)	$0.9
Expected rate of return on plan assets	25.5	(1.2)	1.2
Rate of compensation increases	25.5	0.4	(0.4)

Long-Lived Asset Impairment

We account for the impairment of long-lived assets in all of our segments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Long-lived asset impairment is a critical accounting estimate, as it is susceptible to change from period to period. To estimate whether the carrying value of an asset or asset group is impaired, we estimate the cash flows that could be generated under a range of possible outcomes, and we estimate the likelihood of possible outcomes. To measure future cash flows, we are required to make assumptions about future production volumes, future product pricing, and future expenses to be incurred. In addition, estimates of future cash flows may change based on the availability of timber, environmental requirements, capital spending, and other strategic management decisions. We estimate the fair value of an asset or asset group based on quoted market prices (the amount for which the asset(s) could be bought or sold in a current transaction with a third party) when available. When quoted market prices are not available, we use a discounted cash flow model to estimate fair value.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes in circumstances (timber availability, environmental requirements, capital spending, and other management decisions) on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Non-GAAP Financial Measures

EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

For a reconciliation of net income (loss) to EBITDA see “Item 6.  Selected Financial Data” of this Form 10-K. The following is a reconciliation of historical income (loss) from operations to EBITDA and the effects of items included in EBITDA for the year ended December 31, 2005, the periods of October 29 (inception) through December 31, 2004, and January 1 through October 28, 2004, and the year ended December 31, 2003:

	Boise
	December 31, 2005						October 29 (inception) through December 31, 2004
	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(millions)

Income (loss) from operations	$99.9	$119.4	$58.6	$23.8	$(29.0)	$272.7	$10.1	$15.6	$19.0	$7.3	$(8.0)	$44.0
Foreign exchange gain (loss)	—	—	—	—	(0.3)	(0.3)	—	—	—	—	1.2	1.2
Segment income (loss)	99.9	119.4	58.6	23.8	(29.4)	272.3	10.1	15.6	19.0	7.3	(6.8)	45.2
Depreciation, amortization, and depletion	9.1	23.0	54.0	37.2	5.5	128.8	1.5	3.3	8.3	6.0	0.9	20.0
EBITDA	$109.0	$142.4	$112.6	$61.0	$(23.8)	$401.2	$11.6	$18.9	$27.3	$13.3	$(5.9)	$65.2

EBITDA for the year ended December 31, 2005, and the period of October 29 (inception) through December 31, 2004, includes the effects of the following items :

	(millions)

Write-off of offering costs (a)	$—	$—	$—	$—	$(3.6)	$(3.6)	$—	$—	$—	$—	$—	$—
Gain on changes in retiree healthcare programs (b)	—	—	—	—	9.9	9.9	—	—	—	—	—	—
Inventory purchase price adjustments (c)	—	—	—	—	—	—	(2.7)	(5.8)	(10.6)	(1.1)	—	(20.2)
	$—	$—	$—	$—	$6.3	$6.3	$(2.7)	$(5.8)	$(10.6)	$(1.1)	$—	$(20.2)

	Predecessor
	January 1 through October 28, 2004						Year Ended December 31, 2003
	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(millions)

Income (loss) from operations	$78.8	$150.2	$(35.4)	$(1.2)	$(57.7)	$134.7	$47.7	$34.8	$(23.7)	$(15.0)	$(42.8)	$1.0
Gain on sale of equity affiliate (d)	—	46.5	—	—	—	46.5	—	—	—	—	—	—
Foreign exchange gain	—	—	—	—	0.9	0.9	—	—	—	—	2.7	2.7
Equity in net income of affiliate	—	6.3	—	—	—	6.3	—	8.7	—	—	—	8.7
Segment income (loss)	78.8	203.0	(35.4)	(1.2)	(56.8)	188.4	47.7	43.5	(23.7)	(15.0)	(40.1)	12.4
Depreciation, amortization, and depletion	6.1	23.5	118.5	34.7	11.0	193.8	7.1	34.2	136.3	40.4	11.8	229.8
Cumulative effect of accounting change, net of income tax	—	—	—	—	—	—	—	—	—	—	—	(4.1)
EBITDA	$84.9	$226.5	$83.1	$33.5	$(45.8)	$382.2	$54.8	$77.7	$112.6	$25.4	$(28.3)	$238.1

EBITDA for the period of January 1 through October 28, 2004, and the year ended December 31, 2003, includes the effects of the following items:

	(millions)

Gain on sale of equity of affiliate (d)	$—	$46.5	$—	$—	$—	$46.5	$—	$—	$—	$—	$—	$—
Equity in net income of affiliate	—	6.3	—	—	—	6.3	—	8.7	—	—	—	8.7
Write-down of impaired assets (e)	—	—	—	—	—	—	—	(14.7)	—	—	—	(14.7)
Loss on sale of mill (f)	—	(7.1)	—	—	—	(7.1)	—	—	—	—	—	—
Retention bonus (g)	—	—	—	—	(12.7)	(12.7)	—	—	—	—	—	—
Loss on lease termination (h)	—	—	—	—	—	—	—	—	(3.6)	—	—	(3.6)
Cumulative effect of accounting change, net of income tax	—	—	—	—	—	—	—	—	—	—	—	(4.1)
	$—	$45.7	$—	$—	$(12.7)	$33.0	$—	$(6.0)	$(3.6)	$—	$—	$(13.7)

(a)                                  Includes $3.6 million of expense for the write-off of costs incurred in connection with the canceled initial public offering.

(b)                                 Includes a $9.9 million gain for changes to our retiree healthcare programs. For more information, see Note 13, Retirement and Benefit Plans of the Notes to the Consolidated Financial Statements in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

(c)                                  As a result of purchase price accounting, we wrote up the value of our inventory, which increased the costs and expenses recognized by us upon the sale of the inventory by $20.2 million for the period of October 29 (inception) through December 31, 2004.

(d)                                 Represents a pretax gain recognized in connection with our predecessor’s sale in May 2004 of its 47% interest in Voyageur Panel.

(e)                                  Reflects costs incurred for our predecessor’s write-down of impaired assets at the plywood and lumber operations in Yakima, Washington, in December 2003.

(f)                                    Reflects costs incurred in connection with the February 2004 sale of our predecessor’s Yakima, Washington, plywood and lumber operations.

(g)                                 Reflects expense primarily for a one-time retention bonus OfficeMax granted to our employees.

(h)                                 Reflects costs associated with the early termination of an operating lease used in connection with our predecessor’s paper business.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption “Disclosures of Financial Market Risks” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

ITEM 8.                CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Income (Loss)

	Boise		Predecessor
	Year Ended December 31, 2005	October 29 (inception) through December 31, 2004	January 1 through October 28, 2004	Year Ended December 31, 2003
	(thousands)
Sales
Trade	$5,345,106	$779,953	$4,417,440	$4,217,305
Related parties	562,338	92,774	444,608	436,415
	5,907,444	872,727	4,862,048	4,653,720

Costs and expenses
Materials, labor, and other operating expenses	5,155,112	733,509	4,122,045	3,982,229
Fiber costs from related parties	17,609	24,451	95,537	113,818
Depreciation, amortization, and depletion	128,826	20,037	193,816	229,820
Selling and distribution expenses	264,072	40,118	211,319	224,338
General and administrative expenses	74,732	10,608	79,317	69,703
Other (income) expense, net	(5,592)	(23)	25,348	32,806
	5,634,759	828,700	4,727,382	4,652,714

Income from operations	272,685	44,027	134,666	1,006

Equity in net income of affiliates	—	—	6,308	8,716
Gain on sale of equity affiliate	—	—	46,498	—
Foreign exchange gain (loss)	(340)	1,181	912	2,672
Change in fair value of interest rate swaps	9,886	—	—	—
Interest expense	(166,344)	(22,182)	(72,124)	(92,935)
Interest income	3,391	2,005	557	850
	(153,407)	(18,996)	(17,849)	(80,697)

Income (loss) before income taxes and cumulative effect of accounting change	119,278	25,031	116,817	(79,691)
Income tax (provision) benefit	2,089	(329)	(47,351)	36,471

Income (loss) before cumulative effect of accounting change	121,367	24,702	69,466	(43,220)

Cumulative effect of accounting change, net of income tax	—	—	—	(4,133)
Net income (loss)	$121,367	$24,702	$69,466	$(47,353)

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
	(thousands)
ASSETS

Current
Cash and cash equivalents	$88,171	$163,345
Receivables
Trade, less allowances of $1,947 and $2,323	338,821	276,668
Related parties	43,010	42,055
Other	20,980	19,174
Inventories	633,783	594,869
Other	10,694	15,621
	1,135,459	1,111,732

Property
Property and equipment
Land and land improvements	79,420	83,123
Buildings and improvements	226,232	204,704
Machinery and equipment	1,331,292	1,196,978
	1,636,944	1,484,805

Accumulated depreciation	(139,890)	(18,956)
	1,497,054	1,465,849
Fiber farms and timber deposits	52,236	44,646
	1,549,290	1,510,495

Note receivable from related party	—	157,509
Deferred financing costs	37,778	84,054
Goodwill	15,101	18,390
Intangible assets	31,804	34,357
Other assets	44,231	15,532
Total assets	$2,813,663	$2,932,069

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

	December 31, 2005	December 31, 2004
	(thousands)
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$13,300
Accounts payable
Trade	383,207	310,148
Related parties	—	150
Accrued liabilities
Compensation and benefits	106,289	62,495
Interest payable	10,630	8,584
Other	46,244	43,631
	546,370	438,308

Debt
Long-term debt, less current portion	1,365,800	1,966,700
Note payable to related party, net	270,854	—
	1,636,654	1,966,700
Other
Compensation and benefits	121,269	133,648
Other long-term liabilities	31,937	23,573
	153,206	157,221

Redeemable equity units
Series B equity units – 17,296,624 and 18,643,399 units outstanding	9,508	10,254
Series C equity units – 32,173,830 and 35,600,120 units outstanding	2,904	—
	12,412	10,254

Commitments and contingent liabilities

Capital
Series A equity units – no par value; 66,000,000 units authorized and outstanding	39,885	36,868
Series B equity units – no par value; 549,000,000 units authorized; 530,356,601 and 530,356,601 units outstanding	417,601	322,718
Series C equity units – no par value; 38,165,775 units authorized	7,535	—
Total capital	465,021	359,586

Total liabilities and capital	$2,813,663	$2,932,069

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

	Boise		Predecessor
	Year Ended December 31, 2005	October 29 (inception) through December 31, 2004	January 1 through October 28, 2004	Year Ended December 31, 2003
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$121,367	$24,702	$69,466	$(47,353)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate	—	—	(6,308)	(8,716)
Depreciation, depletion, and amortization of deferred financing costs and other costs	178,677	22,361	193,816	229,820
Related-party interest expense	18,909	—	—	—
Pension and other postretirement benefit expense	28,681	2,907	66,623	58,927
Gain on changes in retiree healthcare programs	(9,900)	—	—	—
Change in fair value of interest rate swaps	(9,886)	—	—	—
Management equity units expense	2,904	—	—	—
Deferred income taxes	(4,788)	—	—	10,580
Cumulative effect of accounting change, net of income tax	—	—	—	4,133
Restructuring activities	—	—	—	(806)
Sale and write-down of assets	—	—	(46,745)	14,699
Other	2,365	(1,181)	(912)	(2,738)
Decrease (increase) in working capital, net of acquisitions
Receivables	(61,415)	121,952	(320,901)	(783)
Inventories	(38,942)	(21,403)	(15,433)	(4,204)
Accounts payable and accrued liabilities	95,897	85,568	74,437	23,196
Current and deferred income taxes	(4,466)	—	9,342	(1,893)
Pension and other postretirement benefit payments	(11,073)	(62)	(66,623)	(58,927)
Other	(1,591)	(4,368)	(4,548)	3,330
Cash provided by (used for) operations	306,739	230,476	(47,786)	219,265

Cash provided by (used for) investment
Expenditures for property and equipment	(170,282)	(28,900)	(140,217)	(175,096)
Acquisition of businesses and facilities	—	(2,196,452)	—	—
Repayment of note receivable from related party, net	157,509	—	—	—
Note receivable from related party, net	—	(157,509)	—	—
Sales of assets	18,536	—	103,229	—
Other	3,654	(2,627)	(141)	(17,528)
Cash provided by (used for) investment	9,417	(2,385,488)	(37,129)	(192,624)

Cash provided by (used for) financing
Tax distributions to members	(23,143)	—	—	—
Note payable to related party, net	250,272	—	—	—
Issuances of long-term debt	920,000	2,020,000	—	—
Payments of long-term debt	(1,534,200)	(40,000)	—	—
Issuance of equity units	—	338,877	—	—
Net equity transactions with OfficeMax	—	—	67,131	(27,569)
Net debt issuances to OfficeMax	—	—	17,784	928
Other	(4,259)	(520)	—	—
Cash provided by (used for) financing	(391,330)	2,318,357	84,915	(26,641)

Increase (decrease) in cash and cash equivalents	(75,174)	163,345	—	—

Balance at beginning of the period	163,345	—	—	—
Balance at end of the period	$88,171	$163,345	$—	$—

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

	Business Unit Equity	Accumulated Other Comprehensive Income (Loss)	Total Capital
	(thousands)
Predecessor

Balance at December 31, 2002	$802,754	$896	$803,650

Comprehensive loss:
Net loss	(47,353)	—	(47,353)
Other comprehensive loss, net of tax
Cash flow hedges	—	(34)	(34)

Comprehensive loss	(47,353)	(34)	(47,387)
Net equity transactions with OfficeMax	(27,569)	—	(27,569)
Balance at December 31, 2003	$727,832	$862	$728,694

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)
Boise

Balance at October 29, 2004 (inception)	—	$—	—	$—	—	$—	$—

Equity issued for acquisition	66,000	36,367	530,357	292,256	—	—	328,623
Net income	—	—	—	24,702	—	—	24,702
Other comprehensive income (a)
Cash flow hedges	—	—	—	6,261	—	—	6,261
Paid-in-kind dividend	—	501	—	(501)	—	—	—
Balance at December 31, 2004	66,000	36,868	530,357	322,718	—	—	359,586

Net income	—	—	—	121,367	—	—	121,367
Other comprehensive income (a)
Cash flow hedges	—	—	—	7,269	—	—	7,269
Minimum pension liability adjustment	—	—	—	(58)	—	—	(58)
Paid-in-kind dividend	—	3,017	—	(3,017)	—	—	—
Tax distributions to members	—	—	—	(23,143)	—	—	(23,143)
Allocation of profit interest to Series C equity units	—	—	—	(7,535)	—	7,535	—
Balance at December 31, 2005 (b)	66,000	$39,885	530,357	$417,601	—	$7,535	$465,021

(a)                                  Accumulated other comprehensive income for the year ended December 31, 2005, and the period of October 29 through December 31, 2004, was $13.5 million and $6.3 million, respectively. Total comprehensive income for the year ended December 31, 2005, and the period of October 29 through December 31, 2004, was $128.6 million and $31.0 million, respectively.

(b)                                 The Consolidated Statement of Capital does not reflect the effect of our converting to a C corporation on May 9, 2005. As a result of rescinding our C corporation status, the Consolidated Statement of Capital rolls forward our capital as if we had been a limited liability company for the entire year. For more information, see Note 1, Summary of Significant Accounting Policies.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.             Summary of Significant Accounting Policies

Basis of Presentation

As used in these consolidated financial statements, the terms “Boise” and “we” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries and their predecessors in interest. The terms “Boise Forest Products Operations” and “predecessor” refer to the forest products and paper assets of OfficeMax Incorporated (OfficeMax) that we acquired on October 29, 2004, from OfficeMax. OfficeMax was formerly known as Boise Cascade Corporation. See Note 2, Purchase of OfficeMax’s Forest Products and Paper Assets, for additional information.

Our operations began on the date we acquired the forest products and paper assets of OfficeMax (the Acquisition). On the Acquisition date, Forest Products Holdings, L.L.C. (FPH), a newly formed holding company controlled by Madison Dearborn Partners (MDP), our equity sponsor, and OfficeMax made a cash equity investment in Boise of $338.9 million. The equity investment consisted of $242.4 million invested by FPH in exchange for 440 million of our Series B equity units and $96.5 million invested by OfficeMax in exchange for 109 million and 66 million of our Series B equity units and Series A equity units, respectively. See the Consolidated Statements of Capital and Note 15, Capital, for a discussion of the change in equity units and their holders since the date of the Acquisition and a discussion of the rights and privileges of the equity units.

On May 9, 2005, we converted to a C corporation from a limited liability company by filing a certificate of conversion with the Delaware Secretary of State. This conversion was in anticipation of an initial public offering of equity securities, which we subsequently abandoned. On December 20, 2005, acting pursuant to a Rescission Agreement among our shareholders, we rescinded our conversion to C corporation status by filing a conversion certificate with the Delaware Secretary of State that restored our status as a limited liability company and changed our name back to Boise Cascade Holdings, L.L.C. In connection with converting back to a limited liability company, in fourth quarter 2005, the shares of preferred and common stock were exchanged for equity units at a 1:1 ratio for the Series A preferred stock and at a 13:1 ratio for the Class B and C common stock. We also reversed the taxes we had recorded as a corporate entity (see Note 5, Income Taxes).

On May 18, 2005, the Securities and Exchange Commission (SEC) declared our registration statement, filed on Form S-1 (Registration No. 333-122770) as amended, under the Securities Act of 1933, effective. Although we have not issued shares under this registration statement, we became a registrant with the SEC and, accordingly, began filing periodic reports with them. We also have publicly traded, registered debt securities, which also require the filing of such reports. Our rescission from a corporation to a limited liability company on December 20, 2005, had no impact on our status or filing requirements with the SEC.

We are a diversified North American paper and forest products company. We are headquartered in Boise, Idaho. The consolidated financial statements present the financial results of Boise for the year ended December 31, 2005, and the period of October 29 through December 31, 2004, and the results of Boise Forest Products Operations for the period of January 1 through October 28, 2004, and the year ended December 31, 2003. We operate our business in the following five reportable segments: Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. Historically, OfficeMax conducted the businesses acquired by Boise in three segments: Boise Building Solutions, Boise Paper Solutions, and Corporate and Other. We have recast the financial statements of our predecessor to conform with our current segment presentation. OfficeMax’s forest products and paper operations included timberland assets, which were allocated to OfficeMax’s Boise Building Solutions and Boise Paper Solutions. Since we did not acquire the timberland operations from OfficeMax, they are not included in the predecessor financial statements. See Note 16, Segment Information, for additional information about our reportable segments.

The predecessor financial statements include accounts specifically attributed to Boise Forest Products Operations and a portion of OfficeMax’s shared corporate general and administrative expenses. These shared services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. Some of OfficeMax’s corporate costs related solely to Boise Forest Products Operations and were allocated in full to these operations. Shared corporate general and administrative expenses not specifically identifiable to Boise Forest Products Operations have been allocated based on sales, assets, and labor costs. The predecessor financial statements also include an allocation of OfficeMax’s total debt and related interest expense based on average asset balances (see Note 11, Debt). The predecessor’s results have been included in OfficeMax’s consolidated tax returns. Income taxes in the predecessor periods of these consolidated financial statements have been calculated as if Boise Forest Products Operations was a separate taxable entity (see Note 5, Income Taxes). Information on the allocations and related-party transactions is included in Note 3, Transactions With Related Parties.

Consolidation and Use of Estimates

The consolidated financial statements include the accounts of Boise and its subsidiaries after elimination of intercompany balances and transactions. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.

Foreign Currency Translation

The functional currency for our operations outside the United States is the U.S. dollar. Nonmonetary assets and liabilities and related depreciation and amortization for these foreign operations are remeasured into U.S. dollars using historical exchange rates. Remaining assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the Consolidated Balance Sheet date. Revenue and expense items are remeasured into U.S. dollars using an average exchange rate for the period. The foreign exchange gains (losses) reported in the Consolidated Statements of Income (Loss) arose from the remeasurements into the U.S. dollar.

Revenue Recognition

We recognize revenue when the following criteria are met:  persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (f.o.b) shipping point. For sales transactions designated f.o.b destination, revenue is recorded when the product is delivered to the customer’s delivery site.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. Cash equivalents totaled $23.6 million and $105.8 million at December 31, 2005 and 2004, respectively.

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2005 and 2004, we had $3.6 million and $2.0 million, respectively, of vendor rebates and allowance recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

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

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. At December 31, 2005 and 2004, we had $23.7 million and $20.4 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on the Consolidated Balance Sheets.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the average or first-in, first-out (FIFO) method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include the costs of harvesting the timber.

Inventories include the following:

	December 31, 2005	December 31, 2004
	(thousands)

Finished goods and work in process	$414,035	$384,772
Logs	62,839	62,406
Other raw materials and supplies	156,909	147,691
	$633,783	$594,869

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For all periods presented, capitalized interest was not material. Planned shutdown maintenance costs in our paper businesses are charged to income (loss) ratably over the year. Gains and losses from sales and retirements are included in income (loss) as they occur.

For the year ended December 31, 2005, and the period of October 29 through December 31, 2004, we used the straight-line method of depreciation. In the predecessor periods presented, our predecessor determined depreciation on the straight-line method over the useful lives of the assets or on a units-of-production method that approximated straight-line over three to five years. The estimated useful lives of depreciable assets are generally as follows:  building and improvements, 15 to 40 years; furniture and equipment, 3 to 10 years; and machinery, equipment, and delivery trucks, 2 to 20 years. Leasehold improvements are amortized over the lesser of the term of the lease, including option periods we are reasonably assured of exercising, or 20 years.

Fiber Farms and Timber Deposits

The consolidated financial statements include our cottonwood fiber farm in our Paper segment and our eucalyptus plantation land in Brazil in our Wood Products segment. Costs for activities related to the establishment of a new crop of trees are capitalized, while costs for administration, insurance, property taxes, and interest are expensed. We charge capitalized costs, excluding land, to “Materials, labor, and other operating expenses” at the time the timber is harvested based on periodically determined depletion rates. These charges are included in “Depreciation, amortization, and depletion” in the accompanying Consolidated Statements of Income (Loss).

Our cottonwood fiber farm is a short-rotation fiber farm that has a growing cycle averaging seven to eight years. The eucalyptus in Brazil has a growing cycle averaging 12 to 14 years. Costs for planting, thinning, fertilization, pest control, herbicide application, and irrigation are capitalized. These capitalized costs are accumulated by specifically identifiable farms. As harvesting occurs, the accumulated capitalized costs are charged to “Materials, labor, and other operating expenses” as depletion.

Historically, we owned or controlled, directly or through our affiliates, approximately 2.3 million acres of timber. In February 2005, these timberlands were sold to Forest Capital Partners, LLC (Forest Capital), an unaffiliated party, for $1.65 billion in cash. We refer to this sale as the Timberlands Sale. In connection with the Timberlands Sale, we entered into a number of long-term fiber supply agreements with Forest Capital. Our total obligation for timber purchases under contracts with third parties, including Forest Capital, is estimated to be approximately $973.5 million. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. The obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, timber availability, and the status of environmental appeals.

 Long-Lived Asset Impairment

We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of long-lived assets exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future undiscounted cash flows from operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In December 2003, our predecessor recorded a $14.7 million pretax charge for the write-down of impaired assets at its plywood and lumber operations in Yakima, Washington. For more information, see Note 4, Other (Income) Expense, Net.

Goodwill

We account for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (FASB) SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We assess goodwill in the fourth quarter of each year using a fair-value-based approach. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2005 and determined that there was no impairment. Our predecessor completed its annual assessment in accordance with SFAS No. 142 in first quarter 2004 and determined that there was no impairment.

Investments in Equity Affiliate

We use the equity method to account for investments that we do not control but in which we have significant influence. We periodically review the recoverability of investments in equity affiliates. The measurement of possible impairment is based on the estimated fair value of our investment (see Note 8, Investments in Equity Affiliate).

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three years to five years. “Other assets” in the Consolidated Balance Sheets includes $5.9 million and $5.5 million of deferred software costs at December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, the periods of October 29 through December 31, 2004, and January 1 through October 28, 2004, and the year ended December 31, 2003, amortization of deferred software costs totaled $2.7 million, $0.4 million, $2.8 million, and $3.4 million, respectively.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143. This standard primarily affects the way we account for landfill closure costs. We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. See Note 10, Asset Retirement Obligations, for additional information.

Equity Compensation

We account for our Management Equity Agreement (Equity Plan) under SFAS No. 123(R), Share-Based Payment. Awards under our Equity Plan vest over periods up to five years. In 2005, we recognized $2.9 million of compensation expense. See Note 14, Redeemable Equity Units, for a discussion of the plan and the method we use to calculate compensation expense.

During the predecessor periods presented, stock compensation was granted to our employees under OfficeMax’s stock compensation plans. In 2003, our predecessor adopted the fair-value-based method of accounting for stock-based employee compensation, using the prospective method of transition under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation, for all employee awards granted on or after January 1, 2003. Awards vested over periods of up to three years. Therefore, the cost related to stock-based employee compensation included in the determination of the Boise Forest Products Operations net loss in 2003 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. The adoption did not materially affect their financial position or results of operations.

The following table illustrates the effect on net income (loss) if our predecessor had applied the fair-value-based method to all outstanding and unvested awards in each period:

	Predecessor
	January 1 through October 28, 2004	Year Ended December 31, 2003
	(thousands)

Reported net income (loss)	$69,466	$(47,353)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	8,924	2,618
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all awards, net of related tax effects	(8,924)	(5,820)
Pro forma net income (loss)	$69,466	$(50,555)

To calculate stock-based employee compensation expense under SFAS No. 123, our predecessor estimated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003:  risk-free interest rate of 4.0%, expected dividends of 60 cents per share, expected lives of 4.3 years and expected stock price volatility of 40%.

OfficeMax allocated compensation expense for restricted stock awards based on the fair value of their stock on the date of grant. Our predecessor recognized the expense over the vesting period. See Note 15, Capital.

Research and Development Costs

We expense research and development costs as incurred. For the year ended December 31, 2005, and the period of October 29 through December 31, 2004, research and development expenses were $1.1 million and $0.2 million, respectively. For the period of January 1 through October 28, 2004, research and development expenses were $1.9 million, compared with $2.4 million for the year ended December 31, 2003.

Advertising Costs

We expense the cost of advertising as incurred. For the year ended December 31, 2005, and the period of October 29 through December 31, 2004, advertising expenses were $9.2 million and $1.2 million, respectively. For the period of January 1 through October 28, 2004, advertising expense was $7.9 million, compared with $9.9 million for the year ended December 31, 2003. These expenses were recorded in “Selling and distribution expenses.”

Recently Adopted Accounting Standards

In September 2005, the FASB’s EITF reached a consensus on EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. The consensus identifies circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. Early application is permitted. We adopted this standard effective January 2006. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and SAB No. 104, Revenue Recognition, we recorded sales and purchases related to our inventory buy/sell arrangements in our Packaging & Newsprint segment on a gross basis in our Consolidated Statements of Income (Loss). Beginning January 2006, the consensus reached in EITF 04-13 required us to report these inventory buy/sell transactions on a net basis in the Consolidated Statements of Income (Loss). This consensus had no impact on net income (loss). Had this consensus previously been in effect, it would have reduced sales $76.1 million, $15.6 million, $63.6 million, and $73.8 million for the year ended December 31, 2005, the periods of October 29 through

December 31, 2004, and January 1 through October 28, 2004, and the year ended December 31, 2003, and would have reduced materials, labor, and other operating expenses by about the same amounts.

In March 2005, the FASB issued FASB FIN 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN 47 in December 2005, and it did not have a material impact on our financial position or results of operations. For more information, see Note 10, Asset Retirement Obligations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement requires an entity to use the fair-value method to recognize in the income statement the fair value of stock options and other equity-based compensation issued to employees on the grant date and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic-value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123 as originally issued. We adopted this statement effective October 29, 2004. See Note 14, Redeemable Equity Units, for more information.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after September 15, 2005. We adopted this standard effective January 1, 2006, and it did not have a material impact on our financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revised FASB Interpretation No. 46 (FIN 46R). FIN 46R requires some variable-interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R did not have a material impact on our financial position or results of operations for any of the periods presented.

See Note 14, Redeemable Equity Units, for a discussion of FASB Staff Position (FSP) No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event.

Reclassifications

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications did not affect net income (loss).

2.             Purchase of OfficeMax’s Forest Products and Paper Assets

On October 29, 2004, we acquired OfficeMax’s forest products and paper assets, other than its timberland operations, for an aggregate purchase price of $2.2 billion, including approximately $140 million of related fees and expenses (the Acquisition). The purchase price was determined based on negotiations between Madison Dearborn Partners (MDP), our equity sponsor who controls Forest Products Holdings, L.L.C. (FPH), and OfficeMax. As part of the Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Acquisition. Under the Additional Consideration Agreement, we could pay to OfficeMax, or OfficeMax could pay to us, a maximum aggregate amount of $125.0 million, in each case net of payments received. After each anniversary of the Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first anniversary period ending October 29, 2005, neither Boise nor OfficeMax owed additional consideration for the purchase price. The recorded purchase price does not include the effect, if any, of this contingent consideration. We accounted for the Acquisition using the purchase method of accounting. We allocated the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Estimated fair values were derived through consideration and application of standard valuation approaches and techniques.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of October 29, 2004:

October 29, 2004
(thousands)

Current assets	$1,045,797
Property and equipment	1,456,216
Fiber farms and timber deposits	43,534
Deferred financing costs	85,858
Goodwill	4,121
Intangible assets	34,680
Other assets	9,921
Assets acquired	2,680,127

Current liabilities	326,189
Long-term liabilities	157,486
Liabilities assumed	483,675

Net assets acquired	$2,196,452

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. We recorded $0.3 million, $1.4 million, $1.5 million, and $0.9 million of goodwill in our Building Materials Distribution, Wood Products, Paper, and Packaging & Newsprint segments, respectively. See Note 9, Goodwill and Intangible Assets, for the purchase price adjustments that have increased the recorded amount of goodwill since the acquisition date.

The amount allocated to intangible assets was attributed to the following categories of intangibles:

October 29, 2004
(thousands)

Trade names and trademarks	$22,800
Customer relationships	6,800
Technology	5,080
$34,680

The trade names and trademarks assets represent the fair value of the Boise Cascade name and other trade names and trademarks. This asset has an indefinite life and is not amortized. All other intangible assets are amortized over their expected useful lives. Customer relationships are amortized over five years, and technology is amortized over three to five years.

Assuming the Acquisition had occurred on January 1, 2004, our unaudited pro forma sales and net income would have been $5.7 billion and $258.4 million, respectively, for the year ended December 31, 2004. This unaudited pro forma financial information does not necessarily represent what would have occurred if the Acquisition had taken place on the date presented and should not be taken as representative of our future consolidated results of operations, financial position, or cash flows.

Restructuring Activities

In connection with the Acquisition, we evaluated the acquired facilities and organizational structure. In accordance with the provisions of EITF 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, exit activities related to the Acquisition increase goodwill. We had one year from the acquisition date to develop our restructuring plans and adjust goodwill. At December 31, 2004, we had finalized a portion of our plans in sufficient detail to meet the requirements of EITF 95-3 to record a liability. During 2005, we recorded an additional restructuring reserve of $7.1 million. These charges reflect additional severance costs and increase the total restructuring reserve recorded since the Acquisition to $21.4 million. Most of the severance cost adjustments relate to severance costs for 350 employees. At December 31, 2005, we had terminated approximately 320 employees. Most of the remaining costs will be paid during 2006.

At December 31, 2005, approximately $3.5 million of the restructuring reserve was included in “Accrued liabilities, Compensation and benefits,” and $0.1 million was included in “Accrued liabilities, Other.” Of the $3.6 million remaining restructuring reserve, $2.3 million is recorded in our Paper segment, and $1.3 million is in Corporate and Other. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total
	(thousands)

2004 restructuring reserve	$13,768	$501	$14,269
Charges against reserve	(1,012)	(1)	(1,013)
Restructuring reserve at December 31, 2004	12,756	500	13,256

Additions to restructuring reserve	6,913	221	7,134
Charges against reserve	(16,162)	(593)	(16,755)
Restructuring reserve at December 31, 2005	$3,507	$128	$3,635

3.             Transactions With Related Parties

During the predecessor periods presented, our predecessor participated in OfficeMax’s cash management system. Cash receipts attributable to our predecessor’s operations were collected by OfficeMax, and cash disbursements were funded by OfficeMax. The net effect of these transactions has been reflected as “Net equity transactions with OfficeMax” in the Consolidated Statements of Cash Flows. The following table includes the components of net equity transactions with OfficeMax:

	Predecessor
	January 1 through October 28, 2004	Year Ended December 31, 2003
	(thousands)

Cash collections	$(4,644,933)	$(4,653,787)
Payment of accounts payable	4,510,643	4,460,072
Capital expenditures and acquisitions	140,217	175,096
Income taxes	38,018	(47,051)
Net debt issuances	(17,784)	(928)
Corporate general and administrative allocation	42,621	44,238
Other	(1,651)	(5,209)
Net equity transactions with OfficeMax	$67,131	$(27,569)

During the predecessor periods presented, our predecessor used services and administrative staff of OfficeMax. These services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. The costs not specifically identifiable to Boise Forest Products Operations were allocated based on average sales, assets, and labor costs. For the predecessor period of January 1 through October 28, 2004, and the year ended December 31, 2003, the allocated costs amounted to $42.6 million and $44.2 million. These costs are included in “General and administrative expenses” in the Consolidated Statements of Income (Loss). Management believes these allocations are a reasonable reflection of our predecessor’s use of such services. However, they may not necessarily be indicative of costs to be incurred by us in the future.

At December 31, 2005, we had a $270.9 million note payable to a subsidiary of Boise Land & Timber Holdings Corp. (Timber Holdings) recorded as “Note payable to related party, net” on the Consolidated Balance Sheet. For more information, see Note 11, Debt. Also included in “Note payable to related party, net” was $18.9 million of accrued interest expense at December 31, 2005.

At December 31, 2004, we had a $157.5 million note receivable from a subsidiary of Timber Holdings recorded as “Note receivable from related party” on our Consolidated Balance Sheet. The note was repaid in February 2005. The note accrued interest at 6%. For the year ended December 31, 2005, and the period of October 29 through December 31, 2004, we recorded $0.9 million and $1.7 million of interest income from the note, respectively.

During each of the periods presented, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the year ended December 31, 2005, and the period of October 29 through December 31, 2004, sales to OfficeMax were $562.3 million and $92.7 million, respectively. For the predecessor period of January 1 through October 28, 2004, and the year ended December 31, 2003, sales to OfficeMax were $442.1 million and $431.5 million, respectively. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss). Sales to OfficeMax represent a concentration in the volume of business transacted and the revenue generated from these transactions. Apart from these sales, concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are sold, as well as their dispersion across many geographic areas.

During each of the periods presented, we purchased fiber from related parties at prices that approximated market prices. During the year ended December 31, 2005, and the period of October 29 through December 31, 2004, fiber purchases from Boise Land & Timber Corp., a subsidiary of Timber Holdings, were $17.6 million and $24.5 million. For the predecessor period of January 1 through October 28, 2004, and the year ended December 31, 2003, fiber purchases from our predecessor’s timberland operations were $95.5 million and $113.8 million, respectively. The costs associated with these purchases are recorded as “Fiber costs from related parties” in the Consolidated Statements of Income (Loss). On February 4, 2005, Timber Holdings sold all of its timberlands.

During the predecessor periods, most Boise Forest Products Operations employees, along with some employees of OfficeMax, participated in OfficeMax’s defined benefit pension plans. In addition, most employees of Boise Forest Products Operations were eligible for participation in OfficeMax’s defined contribution plans. Boise Forest Products Operations recorded costs associated with the employees who participated in OfficeMax’s plans in the Consolidated Statements of Income (Loss). For the period of January 1 through October 28, 2004, and the year ended December 31, 2003, the Consolidated Statements of Income included $77.5 million and $74.7 million of expenses attributable to our participation in OfficeMax’s defined benefit and defined contribution plans.

In connection with the Acquisition, OfficeMax transferred to Boise Cascade, L.L.C. (Boise LLC), our operating subsidiary, the portion of the pension plan liability that was attributable to active employees who became employed by Boise LLC immediately following the Acquisition and Boise Forest Products Operations employees who terminated employment after July 31, 2004. OfficeMax transferred sufficient assets to fund our accumulated benefit obligation at a 6.25% discount rate. At December 31, 2004, our Consolidated Balance Sheet reflected a projected benefit obligation of $114.4 million, assuming a 5.75% discount rate and a 4.25% rate of compensation increase. In addition, OfficeMax also retained all pension costs related to its employees who retired or were terminated on or before July 31, 2004, all postretirement benefits costs related to employees who retired or were terminated before the Acquisition, and all pension and postretirement benefit costs related to active OfficeMax employees.

Boise Forest Products Operations employees and former employees also participated in OfficeMax’s other postretirement benefit plans. All of the postretirement benefit plans are unfunded (see Note 13, Retirement and Benefit Plans). In addition, employees participated in OfficeMax’s stock compensation programs. See Note 15, Capital, for a discussion of these programs.

The Asset Purchase Agreement contains customary representations, warranties, and covenants, including an obligation by OfficeMax to indemnify us for breaches of representations, warranties, and covenants. OfficeMax’s indemnification obligations with respect to such breaches generally survive until April 26, 2009, with indemnification obligations with respect to breaches relating to employee and environmental law matters surviving until October 29, 2009. OfficeMax’s indemnification obligations for breaches of representations, warranties, and covenants are, with certain exceptions, subject to a deductible of $20.7 million and an aggregate cap of $248.9 million. We are also indemnified with respect to certain pre-Acquisition liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities.

At the closing of the Acquisition, MDP received a fee of $40 million. MDP may be paid additional fees from time to time in the future for providing management, consulting or advisory services and will be reimbursed for all future expenses incurred in connection with its investment in us. During 2005, FPH received payments from us totaling $18.4 million. FPH in turn paid $16.3 million to MDP and $2.1 million to management investors. These payments represented cash paid to fund their tax obligations related to their investments in us.

4.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Boise		Predecessor
	Year Ended December 31, 2005	October 29 (inception) through December 31, 2004	January 1 through October 28, 2004	Year Ended December 31, 2003
	(thousands)

Changes in retiree healthcare programs (a)	$(9,900)	$—	$—	$—
Write-off of offering costs (b)	3,600	—	—	—
Compensation expense (c)	—	—	12,665	—
Sale of plywood and lumber operations (d)	—	—	7,123	—
Write-down of impaired assets (e)	—	—	—	14,699
Restructuring activities (f)	—	—	—	(806)
Sales of receivables (g)	—	—	2,176	1,948
Loss on lease termination	—	—	—	3,586
Loss on sales of assets	585	107	2,915	3,086
Write-down of assets	—	—	163	4,634
Other, net	123	(130)	306	5,659
	$(5,592)	$(23)	$25,348	$32,806

(a)	Reflects a $9.9 million gain for changes in our retiree healthcare programs. See Note 13, Retirement and Benefit Plans, for more information.

(b)	Represents $3.6 million of expense for the write-off of costs incurred in connection with the canceled initial public offering.

(c)	The period of January 1 through October 28, 2004, included $12.7 million of expense primarily for a one-time retention bonus OfficeMax granted to its employees.

(d)

In February 2004, Boise Forest Products Operations sold its plywood and lumber facilities in Yakima, Washington. In connection with the sale, it recorded $7.1 million of costs in “Other (income) expense, net” in its Consolidated Statement of Income for the period of January 1 through October 28, 2004. However, the sale also resulted in a $7.4 million reduction in the estimated LIFO reserve, which was recorded in “Materials, labor, and other operating expenses.”

(e)

In December 2003, Boise Forest Products Operations recorded a $14.7 million pretax charge for the write-down of impaired assets at its plywood and lumber operations in Yakima, Washington. The write-down related to the Wood Products segment and resulted from an internal review of the operations and indications of current market value. Boise Forest Products Operations recorded the write-down in “Other (income) expense, net” in the Consolidated Statement of Loss.

(f)	Reflects the reversal of prior restructuring charges.

(g)

In the predecessor periods presented, Boise Forest Products Operations participated in OfficeMax’s receivable sales program. The program consisted of a revolving sale of receivables for 364 days and was subject to renewal.

5.             Income Taxes

On May 9, 2005, we converted to a C corporation from a limited liability company by filing a certificate of conversion with the Delaware Secretary of State. On December 20, 2005, acting pursuant to a Rescission Agreement among our shareholders, we rescinded our conversion to C corporation status by filing a conversion certificate with the Delaware Secretary of State that restored our status as a limited liability company and changed our name back to Boise Cascade Holdings, L.L.C. In connection with converting back to a limited liability company, in fourth quarter 2005, we reversed the income tax expense and deferred taxes we recorded as a corporate entity.

As a result of the rescission, at both December 31, 2005 and 2004, the majority of the businesses and assets of Boise were held and operated by limited liability companies, which are not subject to entity-level federal income taxation. The taxes in respect to these operations are payable by our equity holders in accordance with their respective ownership percentage. We make cash distributions to permit the members of Boise and affiliates to pay these taxes. For the year ended December 31, 2005, and the period of October 29 through December 31, 2004, we made $23.1 million and no cash distributions, respectively, to permit our equity holders to pay these taxes. Of the $23.1 million of tax distributions, we paid $18.4 million to FPH. FPH in turn paid $16.3 million to MDP, our equity sponsor who controls FPH, and $2.1 million to management investors. We also paid $4.7 million to OfficeMax. Both our senior credit facilities and the indenture governing our notes permit these distributions.

In 2005, cash paid for corporate federal, state, and foreign income taxes totaled $7.4 million, net of refunds received. In first quarter 2006, we filed a federal refund request for the 2005 estimated tax payments made by us. The $7.4 million of income taxes paid includes approximately $1.2 million paid by our taxable corporations that retained their corporate status after the rescission. The $1.2 million of income taxes paid by our taxable corporations consisted of $713,000 for U.S. federal taxes, $256,000 for U.S. state taxes, and $196,000 for Canadian taxes. For the period of October 29 through December 31, 2004, these corporations paid income taxes, net of refunds received, of $80,000 for Canadian taxes. At December 31, 2005, we had a $388,000 deferred tax liability related to these corporations recorded on our Consolidated Balance Sheet. In 2004, these corporations had no deferred tax assets or liabilities.

During the period we were a corporation, we recorded approximately $4.8 million of deferred tax liabilities related to our cash flow hedges, with the offset to “Other comprehensive income.” As described above, in connection with converting back to a limited liability company, we reversed the income tax expense and deferred taxes recorded while we were a corporate entity. The reversal of the deferred tax liabilities related to our cash flow hedges resulted in a $4.8 million income tax benefit that was partially offset by income tax expense recognized by our taxable corporations. The $4.8 million recorded in “Other comprehensive income” will be recognized as income tax expense as the hedges expire.

At December 31, 2005, our tax basis was $153.5 million lower than the reported amount of net assets recorded in our consolidated financial statements, primarily due to a full year of accelerated deprecation recorded for tax purposes. At December 31, 2004, our tax basis was $11.9 million higher than the reported amounts of assets and liabilities recorded on our Consolidated Balance Sheet, primarily due to inventory capitalized for tax purposes.

Boise Building Solutions Manufacturing Holdings Corp., a wholly owned, fully consolidated operating entity, has an investment in foreign subsidiaries. At December 31, 2005 and 2004, the foreign subsidiaries had $18.8 million and $12.3 million, respectively, of deferred tax assets that were fully offset by a valuation allowance.

Predecessor Periods

In the predecessor periods presented, Boise Forest Products Operations results were included in the consolidated income tax returns of OfficeMax. However, in the predecessor consolidated financial statements, income taxes were provided based on a calculation of the income tax expense that would have been incurred if our predecessor had operated as a separate taxpayer. Income taxes have been provided for all items included in the Consolidated Statements of Income (Loss), regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded. Current tax liabilities and receivables were transferred to OfficeMax and are included in “Net equity transactions with OfficeMax.” During the period of January 1 through October 28, 2004, and the year ended December 31, 2003, the net current tax liability (receivable) was $38.0 million and $(47.1) million, respectively.

The income tax (provision) benefit shown in the Consolidated Statements of Income (Loss) includes the following:

	Predecessor
	January 1
	through	Year Ended
	October 28,	December 31,
	2004	2003
	(thousands)

Current income tax (provision) benefit
Federal	$(32,152)	$40,952
State	(5,864)	6,155
Foreign	(2)	(56)
	(38,018)	47,051
Deferred income tax (provision) benefit
Federal	(7,894)	(8,948)
State	(1,439)	(1,632)
	(9,333)	(10,580)
	$(47,351)	$36,471

A reconciliation of the statutory U.S. federal tax (provision) benefit and the reported tax (provision) benefit is as follows:

	Predecessor
	January 1
	through	Year Ended
	October 28,	December 31,
	2004	2003
	(thousands)

Statutory tax (provision) benefit	$(40,886)	$27,892
State taxes	(4,613)	3,197
Foreign tax provision different from theoretical rate	(3,998)	(4,055)
Tax settlement, net of other charges	—	7,200
ESOP dividend deduction	1,973	2,202
Charitable contributions	—	(1,097)
Increase in cash surrender value of life insurance	866	1,915
Other, net	(693)	(783)
Reported tax (provision) benefit	$(47,351)	$36,471

Boise Forest Products Operations generated a net operating loss during 2003. Net operating losses were not included as deferred tax assets but were transferred to our predecessor and included in “Net equity transactions with OfficeMax.” Separate company net operating losses have been, or are expected to be, used in OfficeMax’s consolidated financial statements.

Pretax income (loss) from domestic and foreign sources is a follows:

	Predecessor
	January 1
	through	Year Ended
	October 28,	December 31,
	2004	2003
	(thousands)

Domestic	$124,426	$(75,575)
Foreign	(7,609)	(4,116)
Pretax income (loss)	$116,817	$(79,691)

At October 28, 2004, our predecessor’s foreign subsidiaries did not have any undistributed earnings that had been indefinitely reinvested.

6.             Leases

We did not have any capital leases during any of the periods presented. We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases and sublease rental income received was as follows:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	October 28,	December 31,
	2005	2004	2004	2003
	(thousands)

Rental expense	$17,089	$2,889	$14,679	$18,981
Sublease rental income	70	—	28	14

For the operating leases with remaining terms of more than one year, the minimum lease payment requirements are $14.7 million in both 2006 and 2007, $13.3 million in 2008, $12.4 million in 2009, and $12.1 million in 2010, with total payments thereafter of $59.1 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

In December 2005, we entered into an agreement to sell our headquarters building in Boise, Idaho. In first quarter 2006, we anticipate leasing back approximately 65% of the building over a staggered lease term of ten to 12 years. Both agreements are scheduled to close in first quarter 2006. The lease will be accounted for as an operating lease. The minimum lease payment requirements related to this transaction are included in the minimum lease payment stream disclosed above.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging eight years, with fixed payment terms similar to those in the original lease agreements.

7.             Receivables

We have a large, diversified customer base. We monitor extensions of credit and have not experienced significant losses related to our receivables. A large portion of our receivables are used to secure our borrowings under the accounts receivable securitization program described in Note 11, Debt.

At December 31, 2004, we had a $157.5 million note receivable from a subsidiary of Timber Holdings recorded as “Note receivable from related party” on our Consolidated Balance Sheet. The note was repaid in February 2005. The note accrued interest at 6%. For the year ended December 31, 2005, and the period of October 29 through December 31, 2004, we recorded, $0.9 million and $1.7 million of interest income from the note, respectively.

Predecessor

In the predecessor periods presented, Boise Forest Products Operations participated in OfficeMax’s receivable sales program. The program consisted of a revolving sale of receivables for 364 days and was subject to renewal. Boise Forest Products Operations’ portion of the costs related to the program are included in “Other (income) expense, net” in the Consolidated Statements of Income (Loss). See Note 4, Other (Income) Expense, Net. During third quarter 2004, in anticipation of the sale of the forest products and paper assets, OfficeMax stopped selling the receivables related to these businesses.

Under the sales program, OfficeMax sold fractional ownership interests in a defined pool of trade accounts receivable. At October 28, 2004, zero of sold accounts receivable were excluded from Receivables, compared with $148.8 million and $105.4 million at December 31, 2003 and 2002, respectively. The decrease of $148.8 million at October 28, 2004, from the amount at December 31, 2003, used cash from operations for the period ended October 28, 2004. The increase at December 31, 2003, in sold accounts receivable of $43.4 million over the amount at December 31, 2002, provided cash from operations in 2003.

8.             Investments in Equity Affiliate

In May 2004, Boise Forest Products Operations sold its 47% interest in Voyageur Panel, which owned an oriented strand board plant in Barwick, Ontario, Canada, to Ainsworth Lumber Co. Ltd. for $91.2 million in cash. Boise Forest Products Operations recorded a $46.5 million pretax gain, which is reflected in the Wood Products segment. This item increased net income $28.4 million after taxes for the period of January 1 through October 28, 2004.

Prior to the sale, Boise Forest Products Operations accounted for the joint venture under the equity method. Accordingly, the results do not include the joint venture’s sales but do include $6.3 million of equity in earnings during the period of January 1 through October 28, 2004, and $8.7 million of equity in earnings in 2003.

9.             Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. The finite-lived purchased intangible assets consist of customer relationships and technology. These intangible assets are discussed in more detail below. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2005 and determined that there was no impairment. Our predecessor completed its annual assessment in accordance with SFAS No. 142 in first quarter 2004 and also determined that there was no impairment.

We accounted for the Acquisition using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the Acquisition. In accordance with SFAS No. 141, we had one year from the purchase date to record changes in estimates of the fair value of assets acquired and liabilities assumed. During 2005, we recorded $3.3 million of net purchase price adjustments that decreased the recorded amount of goodwill. The adjustments were related to fair value asset adjustments, liability accruals, and pension and other severance accruals. The 2004 purchase price adjustments primarily related to severance accruals.

Changes in the carrying amount of our goodwill by segment are as follows:

	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(thousands)

Balance at October 29, 2004 (inception)	$—	$—	$—	$—	$—	$—
Goodwill acquired during the year (Note 2)	348	1,399	1,499	875	—	4,121
Purchase price adjustments	—	1,799	7,277	635	4,558	14,269
Balance at December 31, 2004	348	3,198	8,776	1,510	4,558	18,390

Purchase price adjustments	5,245	3,379	(7,435)	80	(4,558)	(3,289)
Balance at December 31, 2005	$5,593	$6,577	$1,341	$1,590	$—	$15,101

Intangible assets represent the values assigned to trade names and trademarks, customer relationships, and technology. The trade names and trademarks assets have an indefinite life and are not amortized. All other intangible assets are amortized over their expected useful lives. Customer relationships are amortized over five years, and technology is amortized over three to five years. Intangible assets consisted of the following:

	Year Ended December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$22,800	$—	$22,800
Customer relationships	6,800	(1,588)	5,212
Technology	5,080	(1,288)	3,792
	$34,680	$(2,876)	$31,804

	Period Ended December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$22,800	$—	$22,800
Customer relationships	6,800	(227)	6,573
Technology	5,080	(96)	4,984
	$34,680	$(323)	$34,357

Intangible asset amortization expense was $2.6 million for the year ended December 31, 2005, $0.3 million and $0.1 million for the periods of October 29 through December 31, 2004, and January 1 through October 28, 2004, and $0.1 million for the year ended December 31, 2003. The estimated amortization expense is $2.4 million in 2006, $2.5 million in 2007, and $2.3 million in 2008, and the remaining net carrying amount of $1.8 million will be amortized in 2009.

10.          Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and FIN 47, Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143. We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. On a pro forma basis, if the provisions of FIN 47 had been in effect during all of 2005 and 2004, our net income would not have changed materially.

At December 31, 2005 and 2004, we had $11.5 million and $10.3 million of asset retirement obligations recorded in “Other, other long-term liabilities,” on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the year ended December 31, 2005, and for the period of October 29 through December 31, 2004:

	December 31,	December 31,
	2005	2004
	(thousands)

Asset retirement obligation at beginning of period	$10,286	$10,163
Net transition adjustment	485	—
Accretion expense	789	123
Payments	(76)	—
Asset retirement obligation at end of year	$11,484	$10,286

We have additional asset retirement obligations with indeterminate settlement dates. The fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate the settlement dates of the obligations. These asset retirement obligations include, for example, (i) removal and disposal of potentially hazardous materials on equipment and/or an operating facility if the equipment and/or facilities were to undergo major maintenance, renovation, or demolition; (ii) wastewater treatment ponds that may be required to be drained and/or cleaned if the related operating facility is closed; and (iii) storage sites or owned facilities for which removal and/or disposal of chemicals and other related materials are required if the operating facility is closed. We will recognize a liability in the period in which sufficient information becomes available to reasonably estimate the fair value of these obligations.

Predecessor Periods

In January 2003, our predecessor adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which primarily affected their accounting for landfill closure costs. This statement required them to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill’s expected useful life. Previously, our predecessor accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. Effective January 1, 2003, our predecessor recorded a one-time, after-tax charge of $4.1 million as a cumulative-effect adjustment for the difference between the amounts recognized in the financial statements prior to the adoption of SFAS No. 143 and the amount recognized after the adoption of SFAS No. 143.

11.          Debt

At December 31, 2005 and 2004, our long-term debt consisted of the following:

	December 31, 2005	December 31, 2004
	(thousands)

Revolving credit facility, due 2010	$—	$—
Tranche B term loan, due 2011	—	1,330,000
Tranche D term loan, due 2011	635,800	—
Senior unsecured floating-rate notes, due 2012	250,000	250,000
7.125% senior subordinated notes, due 2014	400,000	400,000
Borrowings secured by receivables	80,000	—
	1,365,800	1,980,000
Less current portion	—	(13,300)
	1,365,800	1,966,700
Note payable to related party, net, due 2015	270,854	—

	$1,636,654	$1,966,700

Senior Secured Credit Facilities

In October 2004, Boise LLC and affiliates entered into a six-year $400.0 million senior secured revolving credit facility and a seven-year senior secured floating-rate $1,330.0 million Tranche B term loan used to fund the Acquisition and for general corporate purposes. These borrowings represent our senior secured credit facilities (the Facilities). On April 18, 2005, we amended and restated the Facilities. Our amended and restated Facilities consist of a $475.0 million revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). In connection with the amendment and restatement, we repaid all amounts outstanding under our Tranche B term loan.

Our amended revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At December 31, 2005, we had no borrowings outstanding under our revolving credit facility; however, $63.1 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $411.9 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75%; or (ii) LIBOR plus 1.50% to 2.25%. For the year ended December 31, 2005, the average interest rate for our borrowings under the revolver was 5.1%. For the period ended December 31, 2004, the average interest rate for our borrowings under the revolver was 4.7%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. For the year ended December 31, 2005, our minimum and maximum borrowings under the revolver were zero and $126.5 million. The weighted average amount of borrowings outstanding under the revolver during the year ended December 31, 2005, was $11.8 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At December 31, 2005, $635.8 million was outstanding under the Tranche D term loan amended and restated credit facility, and our borrowing rate was 5.8%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.75% or the federal funds effective rate plus 1.25%, or (ii) LIBOR plus 1.75%. As a result of a $200.0 million prepayment in October 2005, we are not required to make scheduled principal payments on the Tranche D term loan until 2011, at which time the principal balance of $635.8 million is due.

Borrowings under the Facilities are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At December 31, 2005 and 2004, our borrowing rates for the $250.0 million senior unsecured floating-rate notes were 7.0% and 5.0%, respectively.

Borrowings Secured by Receivables

On October 26, 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). We entered into this receivable securitization program to obtain additional funding flexibility at rates that are favorable to our existing borrowing arrangements. Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a fully consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At December 31, 2005, we had $80.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt, less current portion,” respectively, on our Consolidated Balance Sheet. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statement of Income. The cost of funds under this program varies based on changes in interest rates. At December 31, 2005, the interest rate for borrowings secured by receivables was 4.1%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and cannot exceed $250 million. The accounts receivable securitization program contains the same financial covenants as our amended and restated credit facilities.

We used the net proceeds from the initial sale of receivables under this receivables securitization program to reduce our Tranche D term loan borrowings under our amended and restated credit facilities.

Note Payable to Related Party, Net

At December 31, 2005, we had a $270.9 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on our Consolidated Balance Sheet. The note is subject to adjustment based on transactions between the subsidiary and us. Our borrowing rate under the note is 8%, and the note matures February 4, 2015. Included in “Note payable to related party, net” was $18.9 million of accrued interest expense related to the note at December 31, 2005. Timber Holdings is a guarantor of our debt (see Note 18, Consolidating Guarantor and Nonguarantor Financial Information).

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us an effective interest rate on all of our variable-rate debt of 5.2% at December 31, 2005 and 2004. For additional information on our interest rate swaps, see Note 12, Financial Instruments.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the terms of the loans, which range from six years to ten years. At December 31, 2005 and 2004, we had $37.8 million and $84.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan, we recorded a $43.0 million charge for the write-off of the deferred financing costs. We recorded the $43.0 million charge in “Interest expense” in our Consolidated Statement of Income for the year ended December 31, 2005.

At December 31, 2005 and 2004, our average effective interest rates, including the effect of our interest rate swaps, on all of our debt except for our note payable to related party, net, were 5.8% and 5.6%, respectively.

Predecessor Periods

In the predecessor periods presented, our predecessor participated in OfficeMax’s centralized cash management system. Cash advances necessary to fund Boise Forest Products Operations’ major improvements to, and replacements of, property, as well as acquisitions and expansion, to the extent not provided through internally generated funds, were provided by OfficeMax’s cash or funded with debt. In the predecessor periods presented, interest costs were allocated to our predecessor based on its average asset balances. The interest expense attributable to the debt allocated from OfficeMax is included in our Consolidated Statements of Income (Loss). For the period of January 1 through October 28, 2004, and the year ended December 31, 2003, our predecessor’s average interest rates were 6.7% and 7.3%, respectively. We believe the allocation of interest is a reasonable reflection of Boise Forest Products Operations’ interest costs.

For the year ended December 31, 2005, the periods of October 29 through December 31, 2004, and January 1 through October 28, 2004, and the year ended December 31, 2003, cash payments for interest, net of interest capitalized, were $95.5 million, $11.3 million, $64.8 million, and $90.0 million, respectively.

12.          Financial Instruments

We are exposed to risks such as changes in interest rates, commodity prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge, or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged item, as well as our risk management objectives and strategy for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in current income (loss).

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheet at fair value. Fair value of these instruments is determined through our use of valuation professionals. Changes in the fair value of derivatives are recorded in either “Income (Loss)” or “Other comprehensive income,” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income. The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in current income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At December 31, 2005, the estimated current market value of our fixed-rate debt, including our note payable to related party, based on then-current interest rates for similar obligations with like maturities, was approximately $39.6 million less than the amount reported on our Consolidated Balance Sheet.

Our obligations under our senior secured credit facilities and senior notes expose us to changes in short-term interest rates since interest rates on this debt are variable. In November 2004, we entered into four interest rate swaps with a total notional amount of $550 million to hedge the exposure to interest rate fluctuations associated with our Tranche B term loan. The swaps on $300 million of our Tranche B term loan were fixed at an average pay rate of 3.3% and expire in December 2007, while the swaps on $250 million of our Tranche B term loan were fixed at an average pay rate of 3.5% and expire in December 2008. With the anticipated repayment of the Tranche B term loan, these interest rate swaps were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. In second quarter 2005, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under our Facilities and recognized $5.3 million of noncash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss. The net $9.9 million of value that was recorded in “Other assets” on our Consolidated Balance Sheet will result in higher interest expense over the remaining life of the interest rate swaps. The four interest rate swaps with a total notional amount of $550 million gave us an effective interest rate of 4.9% on that debt at December 31, 2005. Changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to interest expense as interest expense was recognized on the LIBOR-based debt. There was no ineffectiveness related to the redesignated hedges. At December 31, 2005 and 2004, the fair market values of these instruments were $16.9 million and $4.8 million, respectively, which we recorded in “Other assets” on our Consolidated Balance Sheets.

In November 2004, we also entered into two 3.7% interest rate swaps with an aggregate notional amount of $250 million to hedge the exposure to floating-rate interest rate risks associated with our senior unsecured floating-rate notes, which gave us an effective interest rate on that debt of 6.6% and 6.1% at December 31, 2005 and 2004. These swaps expire in October 2009. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. There was no ineffectiveness related to these hedges. At December 31, 2005 and 2004, the fair market values of these instruments were $9.3 million and $1.5 million, which we recorded in “Other assets” on our Consolidated Balance Sheets.

For the year ended December 31, 2005, and for the period of October 29 through December 31, 2004, amounts reclassified to interest expense for all of our cash flow hedges increased interest expense by $3.1 million and $1.8 million, respectively. Assuming no change in interest rates, $9.4 million would be reclassified as a decrease in interest expense in 2006.

Commodity Risk

We enter into natural gas swaps to hedge the variable cash flow risk of natural gas purchases to a fixed price. In December 2005, we entered into swap agreements for 18,000 mmBtus per day for the month of December, 9,500 mmBtus per day for January 2006, decreasing to 500 mmBtus per day for the months of February and March 2006. In January 2006, we entered into additional natural gas swaps that convert 10,000 mmBtus of usage per day in January 2006, 4,000 mmBtus of usage per day in February 2006, and 1,000 mmBtus of usage per day in March 2006 to a fixed price.

We designated all of the swaps as cash flow hedges. Accordingly, changes in the fair value of these swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Materials, labor, and other operating expenses” in our Consolidated Statement of Income as natural gas was consumed. Amounts reclassified in 2005 increased “Materials, labor, and other operating expenses” $0.2 million. Assuming no change in natural gas prices, $0.1 million would be reclassified as an increase in “Materials, labor, and other operating expenses” in 2006.

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

13.          Retirement and Benefit Plans

Pension and Other Postretirement Benefit Plans

Some of our employees are covered by noncontributory defined benefit pension plans. The pension benefit for salaried employees is based primarily on the employees’ years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. We use a December 31 measurement date for our pension plans.

We also sponsor contributory defined contribution savings plans for most of our salaried and hourly employees. For the year ended December 31, 2005, the periods of October 29 through December 31, 2004, and January 1 through October 28, 2004, and the year ended December 31, 2003, total expense for these plans was $13.6 million, $1.9 million, $16.6 million, and $21.8 million, respectively.

We also have postretirement healthcare benefit plans. The type of retiree healthcare benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of our postretirement healthcare plans are unfunded. In October 2005, we communicated to our employees changes to our retiree healthcare programs. Effective January 1, 2006, we discontinued healthcare coverage for post-65 retirees (except in International Falls, Minnesota, where we are limited by a collective bargaining agreement). In addition, we eliminated the company subsidy for some of our pre-65 hourly retirees. This change shifts retiree medical costs to the plan participants. As a result of this change, we recorded a $9.9 million gain in our Consolidated Statement of Income for the year ended December 31, 2005. We use a December 31 measurement date for our postretirement benefit plans.

During the predecessor periods, most Boise Forest Products Operations employees, along with some employees of OfficeMax, participated in OfficeMax’s defined benefit pension plans. In addition, most employees of Boise Forest Products Operations were eligible for participation in OfficeMax’s defined contribution plans. Boise Forest Products Operations recorded costs associated with the employees who participated in OfficeMax’s plans in the Consolidated Statements of Income (Loss). For the year ended December 31, 2005, and the period of October 29 through December 31, 2004, we recognized $26.8 million and $2.6 million, respectively, of pension expense. For the period of January 1 through October 28, 2004, and the year ended December 31, 2003, our predecessor incurred $60.9 million and $52.9 million of pension expense. In connection with the Acquisition, OfficeMax transferred to Boise LLC, our operating subsidiary, the portion of the pension plan liability that was attributable to active employees who became employed by Boise LLC immediately following the Acquisition and Boise Forest Products Operations employees who terminated employment after July 31, 2004. OfficeMax also transferred sufficient assets to fund the accumulated benefit obligation at a 6.25% discount rate, and as a result, we were not required to make any contributions in 2005. However, we made $10.3 million of contributions in 2005. In addition, OfficeMax retained all pension costs related to its employees who retired or were terminated on or before July 31, 2004, all postretirement benefit costs related to its employees who retired or were terminated before the Acquisition, and all pension and postretirement benefit costs related to active OfficeMax employees. As a result, our annual pension expense is lower than amounts included in the predecessor financial statements.

Obligations and Funded Status

The following table, which includes only company-sponsored plans, reconciles the beginning and ending balances of our benefit obligation. It also shows the fair value of plan assets and aggregate funded status of our plans, including amounts not recognized and recognized. The funded status changes from year to year based on the investment return from plan assets, contributions, benefit payments, and the discount rate used to measure the liability.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$543,722	$—	$19,574	$—
Benefit obligation assumed from OfficeMax	—	531,775	—	18,789
Service cost	25,451	2,480	665	101
Interest cost	30,813	5,096	1,213	180
Amendments	4,343	—	—	—
Actuarial loss	10,871	3,787	108	504
Special termination benefits	2,482	663	—	—
Closure and curtailment gain	(5,731)	—	(10,358)	—
Benefits paid	(4,667)	(79)	(222)	—
Benefit obligation at end of year	$607,284	$543,722	$10,980	$19,574

Change in plan assets
Fair value of plan assets at beginning of year	$444,087	$—	$—	$—
Fair value of assets transferred from OfficeMax	—	420,629	—	—
Actual return on plan assets	31,190	23,537	—	—
Employer contributions	10,348	—	—	—
Benefits paid	(4,667)	(79)	—	—
Fair value of plan assets at end of year	$480,958	$444,087	$—	$—

Funded status	$(126,326)	$(99,635)	$(10,980)	$(19,574)
Unrecognized actuarial loss (gain)	(5,098)	(14,743)	154	504
Unrecognized prior service cost	4,343	—	—	—
Net amount recognized	$(127,081)	$(114,378)	$(10,826)	$(19,070)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $607.3 million, $532.5 million, and $481.0 million, respectively, as of December 31, 2005, compared with $543.7 million, $461.0 million, and $444.1 million, respectively, as of December 31, 2004.

The following table shows the amounts recognized on our Consolidated Balance Sheets. The intangible asset is included in “Other assets.” The accrued benefit liability is included in “Other, compensation, and benefits,” net of a current portion of $20.9 million and zero at December 31, 2005 and 2004, respectively. The current portion is reflected in “Accrued liabilities, compensation, and benefits.”

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(thousands)

Intangible asset	$2,029	$—	$—	$—
Accrued benefit liability	(129,168)	(114,378)	(10,826)	(19,070)
Other comprehensive income	58	—	—	—
Net amount recognized	$(127,081)	$(114,378)	$(10,826)	$(19,070)

The increase in minimum pension liability recorded in “Other comprehensive income” was $58,000 and zero for the year ended December 31, 2005, and for the period of October 29 through December 31, 2004.

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Benefits
	Boise		Predecessor		Boise		Predecessor
		Oct. 29				Oct. 29
	Year	(inception)	Jan. 1	Year	Year	(inception)	Jan. 1	Year
	Ended	through	through	Ended	Ended	through	through	Ended
	Dec. 31,	Dec. 31,	Oct. 28,	Dec. 31,	Dec. 31,	Dec. 31,	Oct. 28,	Dec. 31,
	2005	2004	2004	2003	2005	2004	2004	2003
	(thousands)

Service cost	$25,451	$2,480	$24,046	$26,166	$665	$101	$992	$1,092
Interest cost	30,813	5,096	69,223	81,225	1,213	180	4,635	6,034
Expected (return) loss on plan assets	(30,338)	(5,007)	(66,728)	(79,281)	—	—	—	1,228
Recognized actuarial loss	374	—	25,205	18,465	—	—	970	—
Amortization of prior service costs and other	—	—	8,658	5,769	—	—	(838)	(2,297)
Company-sponsored plans	26,300	2,569	60,404	52,344	1,878	281	5,759	6,057
Multiemployer pension plans	503	57	460	526	—	—	—	—
Net periodic benefit cost	$26,803	$2,626	$60,864	$52,870	$1,878	$281	$5,759	$6,057

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefit obligations:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Weighted average assumptions as of December 31
Discount rate	5.60%	5.75%	5.40%	5.50%
Rate of compensation increase	4.25%	4.25%	—	—

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits				Other Benefits
	Boise		Predecessor		Boise		Predecessor
		Oct. 29				Oct. 29
	Year	(inception)	Jan. 1	Year	Year	(inception)	Jan. 1	Year
	Ended	through	through	Ended	Ended	through	through	Ended
	Dec. 31,	Dec. 31,	Oct. 28,	Dec. 31,	Dec. 31,	Dec. 31,	Oct. 28,	Dec. 31,
	2005	2004	2004	2003	2005	2004	2004	2003

Weighted average assumptions as of the last day in the presented period
Discount rate	5.75%	5.75%	6.25%	6.75%	5.50%	5.75%	6.25%	6.75%
Expected long-term rate of return on plan assets	7.25%	7.25%	8.25%	8.50%	—	—	—	—
Rate of compensation increases	4.25%	4.25%	4.25%	4.50%	—	—	—	—

Discount Rate Assumption.  In all periods presented, the discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The plan’s projected cash flows were duration matched to this yield curve to develop an appropriate discount rate.

Asset Return Assumption.  We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes in which we invest. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights we assign each asset class are based on our investment strategy. Our weighted-average expected return on plan assets used in our calculation of 2006 net periodic benefit cost is 7.25%.

Rate of Compensation Increases.  This assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation.

The following table presents our assumed healthcare cost trend rates at December 31, 2005 and 2004.

	2005	2004

Weighted average assumptions as of December 31
Healthcare cost trend rate assumed for next year	7.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2008

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. At December 31, 2005, a one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(thousands)

Effect on total of service and interest cost	$32	$(27)
Effect on postretirement benefit obligation	316	(199)

Plan Assets

Our pension plan asset allocations by asset category at December 31, 2005 and 2004, are as follows:

	Plan Assets at December 31
Asset Category	2005	2004

U.S. equity securities	52%	54%
International equity securities	16%	15%
Fixed-income securities	32%	31%
	100%	100%

Our Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. We currently invest primarily in U.S. equity securities, international equity securities, and fixed income securities. We use benefit payments and sponsor contributions as our primary rebalancing mechanisms to maintain our asset class exposures within the guideline ranges established under the investment policy.

Our current guidelines set forth a U.S. equity range of 45% to 60%, an international equity range of 12.5% to 17.5%, and a fixed-income range of 25% to 40%. We adjust our asset class positions within the ranges based on our expectations for future returns, our funded position, and market risks. Occasionally, we utilize futures or other financial instruments to alter our exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

Cash Flows

In connection with the Acquisition, OfficeMax transferred sufficient assets to fund Boise’s accumulated benefit obligation at a 6.25% discount rate, and as a result, we were not required to make any pension plan contributions during 2005. During 2005, and for the period of October 29 through December 31, 2004, we made cash contributions and certain benefit payments to our pension and other postretirement benefit plans totaling $11.1 million and $0.1 million. For the period of January 1 through October 28, 2004, and for the year ended December 31, 2003, our predecessor made contributions of $66.6 million and $58.9 million. In 2006, we are not required to make a minimum contribution to our pension plans; however, we may elect to make voluntary contributions.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Qualified pension benefit payments are paid from plan assets, while nonqualified pension and other benefit payments are paid by the company.

	Pension Benefits	Other Benefits
	(thousands)

2006	$9,131	$712
2007	12,603	788
2008	16,676	918
2009	21,021	832
2010	25,431	956
Years 2011-2015	194,032	5,073

14.          Redeemable Equity Units

Management Equity Agreement

In December 2004, key managers of Boise purchased, pursuant to the terms of a Management Equity Agreement (Equity Plan), 18.6 million equity units in FPH at $1.00 per unit, which was approximately equal to the estimated fair value of $0.99 on the date of purchase. Those who purchased FPH’s Series B equity units received a grant of 35.6 million of FPH’s Series C equity units (profit interests) that represent the right to participate in profits after capital is returned to the holders of FPH’s Series B equity units. FPH’s Series C equity units participate in equity value appreciation above a specified level. Although management’s investment is in FPH, because of the capital structure of Boise and Timber Holdings, 55% of management’s investment (along with 55% of FPH’s and OfficeMax’s investments) is included on our Consolidated Balance Sheets and 45% of the investment is included on Timber Holdings’ Consolidated Balance Sheets. In 2005, members of management did not purchase any Series B equity units in FPH, and FPH did not grant any Series C equity units; however, the plan does contemplate possible future purchases and grants by and to members of management. We account for awards granted under the Equity Plan in our consolidated financial statements in accordance with SFAS No. 123(R).

FPH’s Series B and Series C equity units held by management are redeemable at FPH’s option upon termination of the management investor’s employment and at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. Except in the event of death or disability, we believe that the redemption of these units is within our control due to the interlocking boards of FPH and Boise and because FPH was organized solely for the purpose of establishing Boise to acquire the forest products and paper assets of OfficeMax. Should repurchases under the Equity Plan occur, it is expected that they would be funded by mirror-image redemptions of B units/shares and C units/shares held by FPH in its subsidiaries, Boise Holdings and Timber Holdings. Because the redemption of FPH’s Series B and Series C equity units and the expected parallel redemptions of our Series B and Series C equity units are a contingent event outside the employee’s control and not currently deemed probable of occurring, we account for the units using equity plan accounting in accordance with FASB Staff Position (FSP) No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. However, because FPH units are subject to mandatory redemption in an event that is outside of our control (death or disability), we are required to classify these units outside of permanent equity on our Consolidated Balance Sheets at grant-date fair value. Accordingly, we recorded 55% of management’s investment in us, or $12.4 million and $10.3 million in “Redeemable equity units” on our Consolidated Balance Sheets at December 31, 2005 and 2004, and Timber Holdings recorded 45% of the investment, or $7.8 million and $8.4 million, respectively, in “Redeemable common stock” in their consolidated financial statements. Under equity plan accounting, the carrying value of management’s investment will not be adjusted to redemption value unless payment of redeemable amounts becomes probable. At the date it becomes probable, we will adjust the carrying value to redemption value by marking the value of the equity units to market, which could result in additional compensation expense.

Vesting

Generally, the appreciation in the value of FPH’s Series B equity units issued under the Equity Plan and 50% of its Series C equity units vest 20% each year on December 31, 2005 through 2009. The other 50% of the Series C equity units vest at the end of 2009 if specific criteria tied to internal rates of return are met. Upon either the sale of the company as defined in the Equity Plan or an initial public offering, vesting is accelerated for all management investors. Other events may accelerate vesting for specifically affected management investors, but none of these events are within the control of the investor. The vesting schedules are shortened for managers who were at least 60 years old as of December 31, 2004, so that the units fully vest by December 31 of the year in which the manager reaches age 65 and at least two vesting periods have been met. Vesting does not trigger a right or obligation on the part of FPH or us to repurchase equity units held by management investors.

Compensation Expense

We did not recognize compensation expense on the date of grant for the Series B equity units because the fair value of the units issued by FPH was equal to or less than the amount each employee was required to pay. The Series C equity units are accounted for as restricted stock. We accrue compensation expense for the Series C equity units based on the fair value on the date of the grant as described below. Compensation expense is recognized ratably over the vesting period for the Series C equity units that vest over time and ratably over the award period for the units that vest based on internal rates of return. Although Timber Holdings holds shares of Series C common stock, we recognize all of the compensation expense related to the Series C units/stock grants in our consolidated financial statements because all of the employees granted units/common stock were employees of ours. Prior to the Timberlands Sale, Timber Holdings leased all of their employees from us. In 2005, we recognized $2.9 million of compensation expense, most of which was recorded in “General and administrative expenses” in our Consolidated Statement of Income.

Fair Value Measurement – Series C Equity Units

The fair value of the Series C equity units as of the grant date was estimated by analyzing our possible future events, the paths to liquidity for the holders of the Series C equity units, and how these paths may affect the valuation of the Series C equity units. These possible future events included a sale of the company, an initial public offering, and remaining a private company. We estimated probabilities of these events occurring based on our strategies as of the grant date. We assigned probabilities to these events for the remainder of 2004 and years 2005 through 2009, the vesting period for the Series C equity units, and the assigned likelihood varied by year, with a higher probability of being sold or becoming a public company in later years. For example, in 2005, we assigned probabilities of 10% to being sold, 15% to becoming a public company, and 75% to remaining a private company. In 2007, we assigned probabilities of 30% to being sold, 45% to becoming a public company, and 25% to remaining a private company. In 2009, we assigned probabilities of 40% to being sold, 45% to becoming a public company, and 15% to remaining a private company. A decision tree analysis that incorporated these event outcomes and the likelihood of their occurrences was created. Payoffs to the holders of the Series C equity units were constructed at each event outcome on the decision tree. Based on this framework, a simulation analysis was run to arrive at the fair values of the Series C equity units.

SFAS No. 123(R) requires different valuation calculations for equity grants that have a service condition and equity grants that have a market condition. The 50% of the Series C equity units that vest over time are “service condition” awards. Under the requirements of SFAS No. 123(R), the fair value of these awards is measured assuming that all conditions have been met, or as if they were fully vested on the grant date. Compensation expense is recognized over the vesting period and adjusted if the service condition is not met. We determined the average fair value on the date of grant of the Series C equity units that vest over time to be approximately $0.46 per unit.

The 50% of Series C equity units that vest based on internal rates of return are “market condition” grants under the requirements of SFAS No. 123(R). The standard requires that the valuation of market condition awards considers the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the internal rate of return represents a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS No. 123(R) for an award regardless of when, if ever, the market condition is satisfied. We determined the average fair value on the date of grant of the Series C equity units that vest based on internal rates of return to be approximately $0.24 per unit.

Activity of Redeemable Equity Units

The following summarizes the activity of our outstanding service and market condition equity units awarded under the Equity Plan as of December 31, 2005, and changes during the year then ended:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units
Outstanding Units	Units	Weighted- Average Grant-Date Fair Value (c)	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)

Outstanding at December 31, 2004	18,643	$0.55	17,800	$0.46	17,800	$0.24
Granted	—	—	—	—	—	—
Repurchased	(1,346)	0.55	—	—	—	—
Forfeited	—	—	(1,713)	0.46	(1,713)	0.15
Outstanding at December 31, 2005 (a) (b)	17,297	$0.55	16,087	$0.46	16,087	$0.24

(a)           The weighted average remaining contractual term is 3.4 years.

(b)           Outstanding units include both vested and nonvested units, as units outstanding are only reduced through repurchase of units by us or through forfeiture of units by employees.

(c)           The weighted-average grant-date fair value at FPH was $1.00, with 55% included in Boise and 45% included in Timber Holdings.

In the event that a management investor’s employment with us is terminated, FPH holds an option, pursuant to agreements between it and the management investors, to reacquire its equity units held by departing investors at prices provided for in such agreements. During 2005, the FPH Series B equity units and Series C equity units of seven departing management investors were redeemed by FPH pursuant to the options held by it. These redemptions were funded in each case by redemption by Boise of an identical number of redeemable Series B equity units or redeemable Series C equity units, as the case may be, from FPH for a consideration equal to 55% of the amount paid by FPH to reacquire its equity units from the departing management investors. A parallel redemption of redeemable Series B shares and redeemable Series C shares was made in each such case by Timber Holdings to provide the balance of the funds required by FPH for the redemption of its equity units. The redemption by Timber Holdings of its shares held by FPH was in turn funded in each case by an advance by Boise under the intercompany note between it and Boise Land & Timber Corp., which is a wholly owned subsidiary of Timber Holdings. During 2005, Boise redeemed 1,346,775 redeemable Series B equity units and 360 redeemable Series C equity units. The total cost incurred by Boise, including advances made to Timber Holdings, for parallel redemptions of 135 shares of redeemable Series B shares and redeemable Series C shares by FPH was $1.4 million, consisting of $0.8 million for Boise and $0.6 million for Timber Holdings.

The following summarizes the activity of our nonvested service and market condition equity units awarded under the Equity Plan as of December 31, 2005, and changes during the year then ended:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units
Nonvested Units	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)

Nonvested at December 31, 2004	18,643	$0.55	17,800	$0.46	17,800	$0.24
Granted	—	—	—	—	—	—
Repurchased	(1,346)	0.55	—	—	—	—
Vested	(4,011)	0.55	(3,953)	0.46	—	—
Forfeited	—	—	(1,713)	0.46	(1,713)	0.15
Nonvested at December 31, 2005	13,286	$0.55	12,134	$0.46	16,087	$0.24

At December 31, 2005, we had $8.3 million of total unrecognized compensation cost related to the nonvested Series C redeemable equity units granted under the Equity Plan. The cost is expected to be recognized generally over a weighted-average period of 3.3 years. The total grant-date fair value of service condition awards vested during 2005 was $1.8 million. In addition, we recognized $1.1 million of compensation expense related to the market condition awards that vest December 31, 2009.

15.          Capital

Excluding the Series B and Series C redeemable equity units included in “Redeemable equity units” on our Consolidated Balance Sheets at December 31, 2005 and 2004, Boise was capitalized with $465.0 million and $359.6 million of equity capital allocated among three series of equity units as follows:

	Units Outstanding		Amount
Equity Units	2005	2004	2005	2004
	(thousands)

Series A	66,000	66,000	$39,885	$36,868
Series B	530,357	530,357	417,601	322,718
Series C	—	—	7,535	—

At December 31, 2005 and 2004, OfficeMax owned all of the Series A equity units. FPH and OfficeMax owned 421 million and 109 million Series B equity units at December 31, 2005, reflecting $335 million and $83 million of equity, respectively. At December 31, 2004, FPH and OfficeMax owned 421 million and 109 million Series B equity units, reflecting $259 million and $64 million of equity, respectively. The Series C equity units were issued to FPH without additional capital contributions, pursuant to the provisions of the Equity Plan discussed in Note 14, Redeemable Equity Units. The profit interest allocated to the Series B and C equity units is reflected in the table above. The holders of the equity units, or the members of the limited liability company, are not liable for any of the obligations of the company.

Series A Equity Units.  The Series A equity units have no voting rights. They accrue dividends daily at a rate of 8% per annum on the holder’s capital contributions (net of any distributions previously received by such holder) plus any accumulated dividends. Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2005 and 2004, $3.5 million and $0.5 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Series A equity units participate in distributions as described below. Other than through receipt of dividends, the Series A equity units do not participate in the earnings of the company.

Series B Equity Units.  The Series B equity units entitle each holder to one vote on matters to be voted on by the members of Boise. The Series B equity units participate in distributions as described below.

Series C Equity Units.  The Series C equity units have no voting rights. Series C equity units were issued to FPH without capital contributions in accordance with the arrangements described in Note 14, Redeemable Equity Units. They have no right to participate in earnings of the company until capital is returned to the holders of the Series A equity units and Series B equity units. Accordingly, $7.5 million and zero income of the company for the year ended December 31, 2005, and the period of October 29 through December 31, 2004, were allocated to the Series C equity units. They participate in distributions as described below.

Distributions.  The allocation of distributions (liquidating and otherwise) among the three series of equity units are made as follows:  first to Series A equity unit and Series B equity unit holders ratably, based on the number of units outstanding, until each has received distributions in an amount equal to his or her capital contributions (plus, in the case of Series A equity units, accumulated dividends and accrued and unpaid dividends) and then to Series B equity unit and Series C equity unit holders ratably, based on the number of units of each series outstanding. In addition, Boise’s Operating Agreement provides for tax distributions to be made annually (or quarterly at the discretion of the board of directors) to the holders of its equity units of all classes in an amount equal to the estimated combined federal and state income taxes incurred by such holders on their allocable share of the taxable income of Boise for such period (see Note 5, Income Taxes). Finally, in the event that FPH redeems its Series B equity units or Series C equity units issued by it to participants in its Equity Plan (see Note 14, Redeemable Equity Units), Boise is required to redeem a like number of Series B equity units or Series C equity units held by FPH at a price equal to the redemption price to be paid by FPH for the equity units redeemed by it. Notwithstanding this redemption feature, we believe that the redemption of these units is within the control of Boise due to the interlocking boards of FPH and Boise and because FPH was organized solely for the purpose of establishing Boise to acquire the forest products and paper assets of OfficeMax. Tax distributions and redemptions of Series B equity units pursuant to the Equity Plan arrangements are counted as distributions for purposes of the calculation of the allocation of other distributions.

Securityholders Agreement

In connection with the Acquisition, we entered into a Securityholders Agreement with OfficeMax. This agreement describes the rights and responsibilities regarding OfficeMax’s equity ownership in Boise Holdings. Specifically, under the agreement, OfficeMax has the right to appoint one director to our board of directors. The agreement also requires that OfficeMax obtain our consent before transferring its equity interest in our company. The agreement grants “tag-along” rights, which entitle OfficeMax to participate in sales of equity interests to third parties. In addition, the agreement grants “drag-along” rights, which entitle OfficeMax to require the other equity holders to participate in sales of all or substantially all of the equity interests in our company. If we propose to issue additional equity securities, we will generally be required to offer OfficeMax a pro rata portion of the securities issued in such a transaction. The agreement will terminate in a liquidation or dissolution of the company, in an initial public offering, or in a sale of all or substantially all of the company’s stock or assets.

Registration Rights Agreement

In connection with the Acquisition, we entered into a Registration Rights Agreement with FPH and OfficeMax with respect to the equity interests they own in us. Under the Registration Rights Agreement, (i) FPH has the right to demand that we effect an unlimited number of registrations of its equity interests, whether pursuant to a long-form registration statement or a short-form registration and pay all expenses, other than underwriting discounts and commissions, related to such registrations and (ii) after the earlier of the fifth anniversary of the completion of the Acquisition or completion of an initial public offering by us, OfficeMax has the right to demand that we effect (a) seven registrations of its equity interests on a long-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to any two of such registrations (with OfficeMax paying all expenses relating to the other five of such registrations) and (b) an unlimited number of registrations of its equity interests on a short-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to such registrations. In addition, FPH and OfficeMax have the right to participate in registrations of our equity interests effected by us, whether such registrations relate to an offering by us or by our stockholders. FPH and OfficeMax have agreed not to effect any public sale or private placement of any of our equity interests during the period beginning seven days prior to and ending 180 days after the effective date of the registration statement for any underwritten public offering of our equity interests in which FPH or OfficeMax participate.

Predecessor Periods

During the predecessor periods presented, stock compensation was granted to our employees under OfficeMax’s stock compensation plans. Depending on the award, stock compensation awards were exercisable one year to three years after the grant date.

Restricted Stock.  In 2003, OfficeMax granted employees of Boise Forest Products Operations and corporate employees servicing all OfficeMax business units 1.0 million shares of restricted stock. The weighted-average fair value of the restricted stock at the grant date was $25.17. The restricted stock vested at the end of July 2006, provided, however, that if specific performance criteria were met, some or all of the restricted stock could vest earlier than July 2006, but generally no earlier than the end of January 2005. Under the terms of the original grant, all of the restricted stock awards granted to our employees under OfficeMax’s stock compensation plan were 100% vested upon the Acquisition, resulting in the acceleration of the recognition of $3.7 million of expense in October 2004.

Boise Forest Products Operations recognized compensation expense over the vesting period based on closing stock prices on the dates of grant. For the period of January 1 through October 28, 2004, and the year ended December 31, 2003, they recognized $14.6 million and $4.3 million of pretax compensation expense, respectively. Compensation expense was calculated based on shares of restricted stock granted to employees of Boise Forest Products Operations plus an allocation of expense related to restricted stock granted to corporate employees that serviced all business units. The allocation was based on average sales, assets, and labor costs. Management believes these allocations are reasonable. However, they are not necessarily indicative of costs to be incurred in the future.

Stock Options.  For the period of January 1 through October 28, 2004, and the year ended December 31, 2003, no options were granted to our employees. In 2002, OfficeMax granted our employees 1,243,550 options. The weighted average exercise price of these options was $35.60. In connection with the sale, the stock options granted to employees that were terminated from OfficeMax became 100% vested, and employees have three years after termination to exercise their stock options.

16.          Segment Information

We operate our business in the following five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments. Historically, OfficeMax conducted Boise Forest Products Operations in three segments:  Boise Building Solutions, Boise Paper Solutions, and Corporate and Other. We have recast the financial statements of our predecessor included herein to conform with our current segment presentation. OfficeMax historically allocated the results of its timberland operations to each of its Boise Building Solutions and Boise Paper Solutions segments. Since we did not acquire the timberland operations from OfficeMax, they are not included in these financial statements.

Our Building Materials Distribution segment is a leading national inventory-carrying wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to customers that resell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets.

Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used in new residential and light commercial construction and in residential repair and remodeling. Most of these products are sold to wholesalers, majority retailers, and industrial converters or through our own wholesale building materials distribution outlets. During 2005, approximately 36% of the wood products we manufactured, including approximately 60% of our EWP, were sold to our Building Materials Distribution segment.

Our Paper segment manufactures and sells uncoated free sheet (including cut-size office papers, commercial printing paper, business forms, envelope papers, and a wide range of value-added papers), market pulp, and containerboard (corrugating medium). Many of our paper products are commodity products, while others have specialized features that make these products “value-added.” Our value-added grades include bright and colored cut-size office papers and custom-developed specialty papers for such uses as label and release, security, and food wrap applications. We sell to end-users both directly from our mills and through distribution centers. In 2005, approximately 47% of our uncoated free sheet sales volume, including about 82% of our office papers sales volume, was sold to OfficeMax.

Our Packaging & Newsprint segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. We also operate five corrugated container plants in the Pacific Northwest. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Our containerboard and corrugated container products are sold by brokers or our own sales personnel. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement, whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount.

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses.

The segments’ profits and losses are measured on operating profits before change in fair value of interest rate swaps, interest expense, interest income, and cumulative effect of accounting change. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

The segments follow the accounting principles described in Note 1, Summary of Significant Accounting Policies.

Sales to OfficeMax were $562.3 million during the year ended December 31, 2005, representing 10% of total sales. For the period of October 29 through December 31, 2004, sales to OfficeMax represented 11% of total sales. In the predecessor periods, sales to OfficeMax were just over 9% of total sales. No other single customer accounted for 10% or more of consolidated trade sales. Export sales to foreign unaffiliated customers were $217.3 million and $30.7 million for the year ended December 31, 2005, and the period of October 29 through December 31, 2004, respectively. For the period of January 1 through October 28, 2004, our predecessor’s export sales were $104.0 million, compared with $126.9 million in 2003.

Our Wood Products segment has a small wood I-joist plant in Canada and a plywood plant in Brazil. Our predecessor had a 47% interest in an oriented strand board plant in Canada, which it sold in May 2004 and which it accounted for under the equity method.

The following table summarizes net sales and long-lived assets by geography:

	Boise		Predecessor
		October 29
		(inception)	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	October 28,	December 31,
	2005	2004	2004	2003
	(millions)
Net sales
United States	$5,848.0	$866.4	$4,829.7	$4,619.9
Foreign	59.4	6.3	32.3	33.8
	$5,907.4	$872.7	$4,862.0	$4,653.7

Long-lived assets
United States	$1,630.8	$1,778.0	$2,167.4	$2,384.1
Foreign	47.4	42.3	48.1	40.4
	$1,678.2	$1,820.3	$2,215.5	$2,424.5

Segment sales to external customers by product line are as follows:

	Boise		Predecessor
	Year Ended December 31, 2005	October 29 (inception) through December 31, 2004	January 1 through October 28, 2004	Year Ended December 31, 2003
	(millions)

Building Materials Distribution
Structural panels	$674.9	$88.9	$655.0	$539.4
Engineered wood products	483.7	61.5	318.6	273.4
Lumber	804.7	117.3	727.3	590.8
Particleboard	21.2	3.4	16.7	15.1
Building supplies and other	1,067.0	130.5	724.8	629.1
	3,051.5	401.6	2,442.4	2,047.8

Wood Products
Plywood and veneer	364.9	62.0	387.4	401.4
Engineered wood products	237.0	28.9	168.4	160.4
Lumber	126.0	24.1	132.2	151.6
Particleboard	44.3	5.7	42.1	39.3
Building supplies and other	34.8	10.1	60.1	46.3
	807.0	130.8	790.2	799.0

Paper
Uncoated free sheet	1,151.8	195.1	972.4	1,096.4
Containerboard (medium)	10.1	1.3	8.4	6.0
Market pulp and other	213.2	22.7	113.6	110.2
	1,375.1	219.1	1,094.4	1,212.6

Packaging & Newsprint
Containerboard (linerboard)	430.0	75.9	339.9	380.4
Newsprint	210.1	38.6	158.2	173.5
Other	10.3	1.5	10.7	17.4
	650.4	116.0	508.8	571.3

Corporate and Other	23.4	5.2	26.2	23.0
	$5,907.4	$872.7	$4,862.0	$4,653.7

An analysis of our operations by segment is as follows:

	Boise
					Income
					(Loss)	Depreciation,
	Sales				Before	Amortization,
		Related			Taxes	and	EBITDA	Capital
	Trade	Parties	Intersegment	Total	(a) (b)	Depletion	(a) (b) (g)	Expenditures	Assets
	(millions)
Year Ended December 31, 2005
Building Materials Distribution	$3,051.5	$—	$0.8	$3,052.3	$99.9	$9.1	$109.0	$11.7	$433.8
Wood Products	807.0	—	487.4	1,294.4	119.4	23.0	142.4	50.1	499.0
Paper	812.8	562.3	42.7	1,417.8	58.6	54.0	112.6	80.3	1,149.8
Packaging & Newsprint	650.4	—	81.2	731.6	23.8	37.2	61.0	19.5	544.3
Corporate and Other	23.4	—	46.6	70.0	(29.4)	5.5	(23.8)	8.7	338.8
	5,345.1	562.3	658.7	6,566.1	272.3	128.8	401.2	170.3	2,965.7
Intersegment eliminations	—	—	(658.7)	(658.7)	—	—	—	—	(152.0)
Change in fair value of interest rate swaps (c)	—	—	—	—	9.9	—	—	—	—
Interest expense (d)	—	—	—	—	(166.3)	—	—	—	—
Interest income	—	—	—	—	3.4	—	—	—	—
	$5,345.1	$562.3	$—	$5,907.4	$119.3	$128.8	$401.2	$170.3	$2,813.7
October 29 (inception) through December 31, 2004
Building Materials Distribution	$401.6	$—	$0.1	$401.7	$10.1	$1.5	$11.6	$1.1	$396.6
Wood Products	130.8	—	69.3	200.1	15.6	3.3	18.9	7.6	456.9
Paper	126.4	92.7	11.0	230.1	19.0	8.3	27.3	16.5	1,079.2
Packaging & Newsprint	116.0	—	12.9	128.9	7.3	6.0	13.3	2.8	550.1
Corporate and Other	5.2	—	7.9	13.1	(6.8)	0.9	(5.9)	0.9	615.0
Acquisition of forest products and paper businesses	—	—	—	—	—	—	—	2,196.5	—
Loan to related party	—	—	—	—	—	—	—	157.5	—
	780.0	92.7	101.2	973.9	45.2	20.0	65.2	2,382.9	3,097.8
Intersegment eliminations	—	—	(101.2)	(101.2)	—	—	—	—	(165.7)
Interest expense	—	—	—	—	(22.2)	—	—	—	—
Interest income	—	—	—	—	2.0	—	—	—	—
	$780.0	$92.7	$—	$872.7	$25.0	$20.0	$65.2	$2,382.9	$2,932.1

	Predecessor
					Income
					(Loss)	Depreciation,		Equity			Investments
	Sales				Before	Amortization,		in Net			in Equity
		Related			Taxes	and	EBITDA	Income of	Capital		Affiliates
	Trade	Parties	Intersegment	Total	(e) (f)	Depletion	(e) (f)(g)	Affiliates	Expenditures	Assets	(e)
	(millions)
January 1 through October 28, 2004
Building Materials Distribution	$2,442.4	$—	$—	$2,442.4	$78.8	$6.1	$84.9	$—	$9.8	$442.9	$—
Wood Products	787.7	2.5	369.7	1,159.9	203.0	23.5	226.5	6.3	41.3	437.9	—
Paper	652.4	442.0	46.0	1,140.4	(35.4)	118.5	83.1	—	56.2	1,767.1	—
Packaging & Newsprint	508.7	0.1	56.8	565.6	(1.2)	34.7	33.5	—	27.1	549.6	—
Corporate and Other	26.2	—	51.2	77.4	(56.8)	11.0	(45.8)	—	5.8	375.7	—
	4,417.4	444.6	523.7	5,385.7	188.4	193.8	382.2	6.3	140.2	3,573.2	—
Intersegment eliminations	—	—	(523.7)	(523.7)	—	—	—	—	—	(207.7)	—
Interest expense	—	—	—	—	(72.1)	—	—	—	—	—	—
Interest income	—	—	—	—	0.5	—	—	—	—	—	—
	$4,417.4	$444.6	$—	$4,862.0	$116.8	$193.8	$382.2	$6.3	$140.2	$3,365.5	$—

Year Ended December 31, 2003
Building Materials Distribution	$2,047.8	$—	$—	$2,047.8	$47.7	$7.1	$54.8	$—	$13.6	$299.9	$—
Wood Products	794.1	4.9	316.7	1,115.7	43.5	34.2	77.7	8.7	33.8	450.9	44.2
Paper	781.1	431.5	44.5	1,257.1	(23.7)	136.3	112.6	—	84.6	1,818.1	—
Packaging & Newsprint	571.3	—	66.8	638.1	(15.0)	40.4	25.4	—	36.3	534.6	—
Corporate and Other	23.0	—	54.9	77.9	(40.1)	11.8	(28.3)	—	6.8	210.9	—
	4,217.3	436.4	482.9	5,136.6	12.4	229.8	242.2	8.7	175.1	3,314.4	44.2
Intersegment eliminations	—	—	(482.9)	(482.9)	—	—	—	—	—	(190.6)	—
Interest expense	—	—	—	—	(92.9)	—	—	—	—	—	—
Interest income	—	—	—	—	0.8	—	—	—	—	—	—
Cumulative effect of accounting change, net of income tax	—	—	—	—	—	—	(4.1)	—	—	—	—
	$4,217.3	$436.4	$—	$4,653.7	$(79.7)	$229.8	$238.1	$8.7	$175.1	$3,123.8	$44.2

(a)           The year ended December 31, 2005, includes $3.6 million of expense for the write-off of costs incurred in connection with the canceled initial public offering and a $9.9 million gain for changes in our retiree healthcare programs. For more information about the changes to our retiree healthcare programs, see Note 13, Retirement and Benefit Plans.

(b)           As a result of purchase price accounting, we wrote up the value of our inventory, which increased the costs and expenses recognized by us upon the sale of the inventory by $20.2 million for the period of October 29 (inception) through December 31, 2004.

(c)           Includes a net $9.9 million gain for the change in the fair value of interest rate swaps related to our amended and restated senior credit facilities.

(d)           Includes the write-off of $43.0 million of deferred financing costs resulting from the repayment of the Tranche B term loan.

(e)                                  Income (loss) before taxes and EBITDA for the period of January 1 through October 28, 2004, include the following items: (i) $7.1 million of costs incurred in connection with the February 2004 sale of our predecessor’s Yakima, Washington, plywood and lumber operations; (ii) a $46.5 million pretax gain for the sale of our predecessor’s 47% interest in Voyageur Panel in May 2004; (iii) $12.7 million of expense primarily for a one-time retention bonus OfficeMax granted to our employees; and (iv) $14.6 million of noncash restricted stock expenses.

(f)                                    Income (loss) before taxes and EBITDA for the year ended December 31, 2003, include the following items: (i) a $14.7 million pretax charge for the write-down of impaired assets at our predecessor’s plywood and lumber operations in Yakima, Washington, in December 2003; and (ii) a $3.6 million charge for the early termination of an operating lease used in connection with our predecessor’s paper business.

(g)                                 EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA:

	Boise		Predecessor
	Year Ended December 31, 2005	October 29 (inception) through December 31, 2004	January 1 through October 28, 2004	Year Ended December 31, 2003
	(millions)

Net income (loss)	$121.4	$24.7	$69.5	$(47.3)
Change in fair value of interest rate swaps	(9.9)	—	—	—
Interest expense	166.3	22.2	72.1	92.9
Interest income	(3.4)	(2.0)	(0.5)	(0.8)
Income tax provision (benefit)	(2.1)	0.3	47.3	(36.5)
Depreciation, amortization, and depletion	128.8	20.0	193.8	229.8
EBITDA	$401.2	$65.2	$382.2	$238.1

17.          Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 6, Leases, and Note 11, Debt. We have commitments for raw materials and utilities. Most of our raw material commitments are for contracts to purchase timber. We estimate that we have a contractual obligation for approximately $973.5 million to purchase timber. This includes the obligations related to the long-term supply contracts entered into in connection with the Timberlands Sale. Under these supply contracts, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices for most of these contracts are set quarterly or semiannually based on regional market prices. The $973.5 million estimate is based on contract terms or first quarter 2006 pricing. Our timber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, timber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2005, we had approximately $46.1 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2005, or contract language, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Pursuant to an Additional Consideration Agreement between us and OfficeMax, we may be required to make substantial cash payments to, or receive substantial cash payments from, OfficeMax. Under the Additional Consideration Agreement, the purchase price paid for the forest products and paper assets may be adjusted upward or downward based on paper prices during the six years following the Acquisition, subject to annual and aggregate caps. Neither party will be obligated to make a payment under the Additional Consideration Agreement in excess of $45 million in any one year. Payments are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. After each anniversary of the Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first anniversary period, October 29, 2005, neither Boise nor OfficeMax owed additional consideration for the purchase price.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Boise Cascade Holdings, L.L.C., and Timber Holdings (collectively, The Companies) and their respective direct and indirect domestic subsidiaries, excluding foreign subsidiaries, are parties to an amended and restated Credit Agreement dated as of April 18, 2005, with JPMorgan Chase Bank, as Administrative Agent, and certain lenders named therein and to a related Guarantee and Collateral Agreement of the same date (collectively the Bank Credit Agreements). Boise Cascade LLC (Boise LLC), a wholly owned direct subsidiary of Boise Cascade Holdings, L.L.C., acts as borrower under the Bank Credit Agreements for the $635.8 million Tranche D term loan and a $475.0 million revolving credit facility that had no outstanding balance at December 31, 2005, and contingent reimbursement obligations in respect of $63.1 million of standby letters of credit issued under the revolving facility. In addition, Boise Land & Timber Corp., a wholly owned direct subsidiary of Timber Holdings, acted as borrower under the original Bank Credit Agreements for the $1,225.0 million Tranche C term loan, which was paid in full in February 2005 with the proceeds of the Timberlands Sale. Boise LLC’s loans and reimbursement obligations are guaranteed by The Companies and each of their domestic subsidiaries (other than Boise LLC). Prior to the repayment by Boise Land & Timber Corp. of the Tranche C term loan, The Companies and each of their domestic subsidiaries (other than Boise Land & Timber Corp.) also guaranteed such loan.

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

Boise LLC guarantees the obligations and performance of its wholly owned subsidiary, Boise Cascade do Brasil Ltda., under the terms of timber and stumpage purchase agreements in Brazil. These agreements extend through 2014. Boise LLC’s exposure is effectively limited to the loss of its investment in Boise Cascade do Brasil Ltda., which was approximately $35.3 million at December 31, 2005.

Boise LLC has issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Building Solutions Distribution, L.L.C.; Boise Building Solutions Manufacturing, L.L.C.; Boise White Paper, L.L.C.; and Boise Packaging & Newsprint, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. These include guarantees of the obligations of both Boise White Paper, L.L.C., and Boise Building Solutions Manufacturing, L.L.C., in respect to present and future timber sale agreements and several facility leases entered into by such subsidiaries. We also enter into guarantees of various raw material or energy supply contracts arising in the ordinary course of business.

Boise LLC provides credit support for its principal operating subsidiaries in the form of reimbursement or indemnity obligations to the issuers of surety bonds and standby letters of credit supporting obligations of its operating subsidiaries arising in the ordinary course of business to suppliers of goods and services and to government entities regulating such subsidiaries’ environmental and workers’ compensation obligations.

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 31, 2005, we were not aware of any material liabilities arising from these indemnifications.

In connection with the Timberlands Sale, we, along with Timber Holdings, agreed to indemnify the purchasers for any breach of representation, warranty, or covenant contained in the purchase agreement. In all material respects, our indemnification obligations survived until February 4, 2006, and were subject to a deductible of $16.5 million and an aggregate cap of $100.0 million. Because we received no claims for indemnification before February 4, 2006, our indemnification obligations with respect to the Timberlands Sale have terminated.

18.          Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. The senior notes are guaranteed on a senior basis, and the senior subordinated notes are guaranteed on a senior subordinated basis, in each case jointly and severally by Boise, Timber Holdings, and each of their existing and future subsidiaries (other than the co-issuers, Boise LLC and Boise Cascade Finance Corporation). The nonguarantors include our foreign subsidiaries and Birch Creek. Other than the consolidated financial statements and footnotes for Boise Cascade Holdings, L.L.C., and Boise Land & Timber Holdings Corp., financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors. See Exhibit 99 of this Form 10-K for Boise Land & Timber Holdings Corp. consolidated financial statements and notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$5,277,082	$68,024	$—	$5,345,106
Intercompany	—	2,567	11,308	58,394	(72,269)	—
Related parties	—	—	562,338	—	—	562,338
	—	2,567	5,850,728	126,418	(72,269)	5,907,444

Costs and expenses
Materials, labor, and other operating expenses	—	3,084	5,095,067	125,803	(68,842)	5,155,112
Fiber costs from related parties	—	—	17,609	—	—	17,609
Depreciation, amortization, and depletion	—	3,952	121,340	3,534	—	128,826
Selling and distribution expenses	—	—	261,825	2,247	—	264,072
General and administrative expenses	—	34,524	43,607	28	(3,427)	74,732
Other (income) expense, net	—	(6,146)	(2,908)	3,462	—	(5,592)
	—	35,414	5,536,540	135,074	(72,269)	5,634,759

Income (loss) from operations	—	(32,847)	314,188	(8,656)	—	272,685

Foreign exchange gain (loss)	—	4,145	32	(4,517)	—	(340)
Change in fair value of interest rate swaps	—	9,886	—	—	—	9,886
Interest expense	—	(164,807)	(7)	(1,530)	—	(166,344)
Interest expense—intercompany	—	(230)	—	(2,302)	2,532	—
Interest income	—	3,076	257	58	—	3,391
Interest income—intercompany	—	274	2,258	—	(2,532)	—
	—	(147,656)	2,540	(8,291)	—	(153,407)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(180,503)	316,728	(16,947)	—	119,278
Income tax (provision) benefit	4,785	(59)	(2,687)	50	—	2,089

Income (loss) before equity in net income (loss) of affiliates	4,785	(180,562)	314,041	(16,897)	—	121,367

Equity in net income (loss) of affiliates	116,582	297,144	—	—	(413,726)	—
Net income (loss)	$121,367	$116,582	$314,041	$(16,897)	$(413,726)	$121,367

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Period of October 29 (inception) Through December 31, 2004

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$773,636	$6,317	$—	$779,953
Intercompany	—	—	—	6,642	(6,642)	—
Related parties	—	—	92,774	—	—	92,774
	—	—	866,410	12,959	(6,642)	872,727

Costs and expenses
Materials, labor, and other operating expenses	—	1,320	725,400	13,431	(6,642)	733,509
Fiber costs from related parties	—	—	24,451	—	—	24,451
Depreciation, amortization, and depletion	—	590	18,904	543	—	20,037
Selling and distribution expenses	—	—	39,798	320	—	40,118
General and administrative expenses	—	6,115	4,493	—	—	10,608
Other (income) expense, net	—	196	(482)	263	—	(23)
	—	8,221	812,564	14,557	(6,642)	828,700

Income (loss) from operations	—	(8,221)	53,846	(1,598)	—	44,027

Foreign exchange gain (loss)	—	87	276	818	—	1,181
Interest expense	—	(22,182)	—	—	—	(22,182)
Interest expense—intercompany	—	(51)	—	(194)	245	—
Interest income	—	1,960	41	4	—	2,005
Interest income—intercompany	—	194	51	—	(245)	—
	—	(19,992)	368	628	—	(18,996)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(28,213)	54,214	(970)	—	25,031
Income tax provision	—	(18)	(266)	(45)	—	(329)

Income (loss) before equity in net income (loss) of affiliates	—	(28,231)	53,948	(1,015)	—	24,702
Equity in net income (loss) of affiliates	24,702	52,933	—	—	(77,635)	—
Net income (loss)	$24,702	$24,702	$53,948	$(1,015)	$(77,635)	$24,702

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$85,469	$34	$2,668	$—	$88,171
Receivables
Trade, less allowances	—	—	2,668	336,153	—	338,821
Intercompany	—	—	1,204	1,284	(2,488)	—
Related parties	—	—	3,335	39,675	—	43,010
Other	—	7,318	10,570	3,092	—	20,980
Inventories	—	124	610,418	23,241	—	633,783
Other	—	6,967	3,195	532	—	10,694
	—	99,878	631,424	406,645	(2,488)	1,135,459

Property
Property and equipment
Land and land improvements	—	6,881	71,874	665	—	79,420
Buildings and improvements	—	23,343	194,518	8,371	—	226,232
Machinery and equipment	—	9,508	1,287,320	34,464	—	1,331,292
	—	39,732	1,553,712	43,500	—	1,636,944

Accumulated depreciation	—	(2,579)	(126,805)	(10,506)	—	(139,890)
	—	37,153	1,426,907	32,994	—	1,497,054

Fiber farms and timber deposits	—	—	40,955	11,281	—	52,236
	—	37,153	1,467,862	44,275	—	1,549,290

Deferred financing costs	—	37,294	—	484	—	37,778
Goodwill	—	—	15,101	—	—	15,101
Intangible assets	—	—	31,804	—	—	31,804
Investments in affiliates	477,433	470,587	—	—	(948,020)	—
Other assets	—	33,237	7,903	3,091	—	44,231
Total assets	$477,433	$678,149	$2,154,094	$454,495	$(950,508)	$2,813,663

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2005 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$39,517	$340,772	$2,918	$—	$383,207
Intercompany	—	—	1,284	1,204	(2,488)	—
Accrued liabilities
Compensation and benefits	—	42,240	63,078	971	—	106,289
Interest payable	—	9,945	—	685	—	10,630
Other	—	4,036	38,469	3,739	—	46,244
	—	95,738	443,603	9,517	(2,488)	546,370

Debt
Long-term debt, less current portion	—	1,285,800	—	80,000	—	1,365,800
Note payable to related party, net	—	270,854	—	—	—	270,854
	—	1,556,654	—	80,000	—	1,636,654

Other
Compensation and benefits	—	121,269	—	—	—	121,269
Other long-term liabilities	—	19,612	12,325	—	—	31,937
	—	140,881	12,325	—	—	153,206
Due to (from) affiliates	—	(1,592,557)	1,322,896	269,661	—	—

Redeemable equity units
Series B equity units	9,508	—	—	—	—	9,508
Series C equity units	2,904	—	—	—	—	2,904
Redeemable equity units	—	12,412	—	—	(12,412)	—
	12,412	12,412	—	—	(12,412)	12,412

Capital
Series A equity units	39,885	—	—	—	—	39,885
Series B equity units	417,601	—	—	—	—	417,601
Series C equity units	7,535	—	—	—	—	7,535
Subsidiary equity	—	465,021	375,270	95,317	(935,608)	—
Total capital	465,021	465,021	375,270	95,317	(935,608)	465,021
Total liabilities and capital	$477,433	$678,149	$2,154,094	$454,495	$(950,508)	$2,813,663

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2004

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$160,559	$39	$2,747	$—	$163,345
Receivables
Trade, less allowances	—	—	272,825	3,843	—	276,668
Intercompany	—	1	1,910	935	(2,846)	—
Related parties	—	—	42,055	—	—	42,055
Other	—	4,951	10,413	3,810	—	19,174
Inventories	—	18	577,746	17,105	—	594,869
Other	—	12,362	2,903	356	—	15,621
	—	177,891	907,891	28,796	(2,846)	1,111,732

Property
Property and equipment
Land and land improvements	—	7,600	75,076	447	—	83,123
Buildings and improvements	—	24,446	173,740	6,518	—	204,704
Machinery and equipment	—	3,997	1,162,150	30,831	—	1,196,978
	—	36,043	1,410,966	37,796	—	1,484,805

Accumulated depreciation	—	(318)	(11,151)	(7,487)	—	(18,956)
	—	35,725	1,399,815	30,309	—	1,465,849

Fiber farms and timber deposits	—	—	33,135	11,511	—	44,646
	—	35,725	1,432,950	41,820	—	1,510,495

Note receivable from related party	—	157,509	—	—	—	157,509
Deferred financing costs	—	84,054	—	—	—	84,054
Goodwill	—	4,558	13,832	—	—	18,390
Intangible assets	—	—	34,357	—	—	34,357
Investments in affiliates	369,840	115,650	—	—	(485,490)	—
Other assets	—	9,679	5,339	514	—	15,532
Total assets	$369,840	$585,066	$2,394,369	$71,130	$(488,336)	$2,932,069

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2004 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$13,300	$—	$—	$—	$13,300
Accounts payable
Trade	—	45,951	260,737	3,460	—	310,148
Intercompany	—	—	936	1,910	(2,846)	—
Related parties	—	27	123	—	—	150
Accrued liabilities
Compensation and benefits	—	18,684	43,219	592	—	62,495
Interest payable	—	8,584	—	—	—	8,584
Other	—	6,323	35,074	2,234	—	43,631
	—	92,869	340,089	8,196	(2,846)	438,308

Debt
Long-term debt, less current portion	—	1,966,700	—	—	—	1,966,700

Other
Compensation and benefits	—	133,648	—	—	—	133,648
Other long-term liabilities	—	13,157	10,416	—	—	23,573
	—	146,805	10,416	—	—	157,221

Due to (from) affiliates	—	(1,991,148)	1,986,736	4,412	—	—

Redeemable equity units
Series B equity units	10,254	—	—	—	—	10,254
Series C equity units	—	—	—	—	—	—
Redeemable equity units	—	10,254	—	—	(10,254)	—
	10,254	10,254	—	—	(10,254)	10,254

Capital
Series A equity units	36,868	—	—	—	—	36,868
Series B equity units	322,718	—	—	—	—	322,718
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	359,586	57,128	58,522	(475,236)	—
Total capital	359,586	359,586	57,128	58,522	(475,236)	359,586
Total liabilities and capital	$369,840	$585,066	$2,394,369	$71,130	$(488,336)	$2,932,069

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$121,367	$116,582	$314,041	$(16,897)	$(413,726)	$121,367
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(116,582)	(297,144)	—	—	413,726	—
Depreciation, depletion, and amortization of deferred financing costs and other costs	—	53,803	121,340	3,534	—	178,677
Related-party interest expense	—	18,909	—	—	—	18,909
Pension and other postretirement benefit expense	—	28,681	—	—	—	28,681
Gain on changes in retiree healthcare programs	—	(9,900)	—	—	—	(9,900)
Change in fair value of interest rate swaps	—	(9,886)	—	—	—	(9,886)
Management equity units expense	—	2,904	—	—	—	2,904
Deferred income taxes	(4,785)	—	(3)	—	—	(4,788)
Other	—	(2,120)	(32)	4,517	—	2,365
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(52,592)	358,940	(367,763)	—	(61,415)
Inventories	—	(5,247)	(27,559)	(6,136)	—	(38,942)
Accounts payable and accrued liabilities	—	45,781	48,788	1,328	—	95,897
Current and deferred income taxes	—	(6,204)	1,745	(7)	—	(4,466)
Pension and other postretirement benefit payments	—	(11,073)	—	—	—	(11,073)
Other	—	(965)	(489)	(137)	—	(1,591)
Cash provided by (used for) operations	—	(128,471)	816,771	(381,561)	—	306,739

Cash provided by (used for) investment
Expenditures for property and equipment	—	(8,716)	(155,324)	(6,242)	—	(170,282)
Repayment of note receivable from related party, net	—	157,509	—	—	—	157,509
Sales of assets	—	—	18,536	—	—	18,536
Investments in related parties	23,889	413,726	—	—	(437,615)	—
Other	—	16,981	(6,780)	(6,547)	—	3,654
Cash provided by (used for) investment	23,889	579,500	(143,568)	(12,789)	(437,615)	9,417

Cash provided by (used for) financing
Tax distributions to members	(23,143)	—	—	—	23,143	—
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(23,143)	—	—	—	(23,143)
Note payable to related party, net	—	250,272	—	—	—	250,272
Issuances of long-term debt	—	840,000	—	80,000	—	920,000
Payments of long-term debt	—	(1,534,200)	—	—	—	(1,534,200)
Purchases of equity units	(746)	—	—	—	746	—
Other	—	(7,902)	—	3,643	—	(4,259)
Cash provided by (used for) financing	(23,889)	(474,973)	—	83,643	23,889	(391,330)

Due to (from) affiliates	—	(51,146)	(673,208)	310,628	413,726	—

Decrease in cash and cash equivalents	—	(75,090)	(5)	(79)	—	(75,174)
Balance at beginning of the period	—	160,559	39	2,747	—	163,345
Balance at end of the period	$—	$85,469	$34	$2,668	$—	$88,171

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Period of October 29 (inception) Through December 31, 2004

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade LLC	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$24,702	$24,702	$53,948	$(1,015)	$(77,635)	$24,702
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(24,702)	(52,933)	—	—	77,635	—
Depreciation, depletion, and amortization of deferred financing costs and other costs	—	2,915	18,903	543	—	22,361
Pension and other postretirement benefit expense	—	441	2,466	—	—	2,907
Other	—	(87)	(276)	(818)	—	(1,181)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(3,453)	125,871	1,315	(1,781)	121,952
Inventories	—	(2,299)	(15,787)	(3,317)	—	(21,403)
Accounts payable and accrued liabilities	—	69,697	14,858	(768)	1,781	85,568
Pension and other postretirement benefit payments	—	(62)	—	—	—	(62)
Other	—	(5,459)	1,300	(8)	(201)	(4,368)
Cash provided by (used for) operations	—	33,462	201,283	(4,068)	(201)	230,476

Cash provided by (used for) investment
Expenditures for property and equipment	—	(470)	(27,409)	(1,021)	—	(28,900)
Acquisition of businesses and facilities	—	25,074	(2,162,989)	(58,537)	—	(2,196,452)
Note receivable from related party	—	(157,509)	—	—	—	(157,509)
Investment in affiliate	(338,877)	—	—	—	338,877	—
Other	—	(5,059)	2,432	—	—	(2,627)
Cash provided by (used for) investment	(338,877)	(137,964)	(2,187,966)	(59,558)	338,877	(2,385,488)

Cash provided by (used for) financing
Additions to long-term debt for acquisition	—	2,020,000	—	—	—	2,020,000
Issuances of equity units	338,877	338,877	—	—	(338,877)	338,877
Payments of long-term debt	—	(40,000)	—	—	—	(40,000)
Other	—	(520)	—	—	—	(520)
Cash provided by (used for) financing	338,877	2,318,357	—	—	(338,877)	2,318,357

Due to (from) affiliates	—	(2,053,296)	1,986,722	66,373	201	—

Increase in cash and cash equivalents	—	160,559	39	2,747	—	163,345
Balance at beginning of the period	—	—	—	—	—	—
Balance at end of the period	$—	$160,559	$39	$2,747	$—	$163,345

19.        Legal Proceedings and Contingencies

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

Environmental Matters

We are not currently involved in any material environmental proceedings. OfficeMax retained responsibility for environmental claims and liabilities related to businesses, facilities, and other assets not purchased by us in the Acquisition. In addition, OfficeMax indemnifies us for hazardous substance releases and other environmental regulatory violations that relate to the businesses we purchased and that occurred before the Acquisition or arose from pre-Acquisition operations. OfficeMax, however, may not have sufficient funds to satisfy in full its indemnification obligations, and in some cases, we may not be entitled to indemnification. Management does not believe that the potential exposure to the company for environmental matters would have a material adverse effect on our financial position, results of operations, or cash flows even if OfficeMax failed to fulfill its indemnification responsibilities.

20.          Quarterly Results of Operations (unaudited)

	Boise
	2005
	First Quarter (a)	Second Quarter (b)	Third Quarter	Fourth Quarter (c)
	(millions)

Net sales	$1,432.3	$1,494.6	$1,556.3	$1,424.3
Income from operations	81.7	77.4	79.4	34.2
Net income (loss)	64.7	(14.5)	28.5	42.6

	Predecessor				Boise
	2004				October 29
	First Quarter (d)	Second Quarter (e)	Third Quarter	October 1 through October 28 (f)	(inception) through December 31, 2004 (g)
	(millions)

Net sales	$1,308.0	$1,531.6	$1,559.3	$463.1	$872.7
Income (loss) from operations	18.6	51.4	79.9	(15.2)	44.0
Net income (loss)	2.1	46.5	35.2	(14.3)	24.7

	Predecessor
	2003
	First Quarter	Second Quarter	Third Quarter (h)	Fourth Quarter (i)
	(millions)

Net sales	$1,026.9	$1,134.4	$1,284.0	$1,208.4
Income (loss) from operations	(22.8)	(5.6)	31.3	(1.9)
Income (loss) before cumulative effect of accounting change	(28.1)	(15.5)	13.2	(12.8)
Net income (loss)	(32.3)	(15.5)	13.2	(12.8)

(a)           Included a $15.2 million gain for the change in the fair value of interest rate swaps related to our amended and restated senior credit facilities (see Note 12, Financial Instruments).

(b)           Included $3.6 million of expense for the write-off of costs incurred in connection with the canceled initial public offering.

Included the write-off of $43.0 million of deferred financing costs resulting from the repayment of the Tranche B term loan (see Note 11, Debt).

Included $5.3 million of expense for the change in the fair value of interest rate swaps related to our amended and restated credit facilities (see Note 12, Financial Instruments).

(c)           Included a $9.9 million gain for changes in our retiree healthcare programs. See Note 13, Retirement and Benefit Plans, for more information.

Included a $37.3 million net income tax benefit recorded as a result of rescinding our C corporation status.

(d)           Included $7.1 million of costs incurred in connection with our predecessor’s sale of the Yakima, Washington, plywood and lumber operations.

(e)           Included a $46.5 million pretax gain for the sale of our predecessor’s 47% interest in Voyageur Panel in May 2004 (see Note 8, Investments in Equity Affiliate).

(f)            Included $12.7 million of expense primarily for a one-time retention bonus OfficeMax granted to our employees.

Included $14.6 million of noncash restricted stock expenses.

(g)           As a result of purchase price accounting, we wrote up the value of our inventory, which increased the costs and expenses recognized by us upon the sale of the inventory by $20.2 million for the period of October 29 (inception) through December 31, 2004.

(h)           Included a net $7.2 million one-time tax benefit related to a favorable tax ruling, net of changes in other tax items.

Included a $3.6 million charge for the early termination of an operating lease used in connection with our predecessor’s paper business.

(i)            Included a $14.7 million pretax charge for the write-down of impaired assets at our predecessor’s plywood and lumber operations in Yakima, Washington (see Note 4, Other (Income) Expense, Net).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unit holders of Boise Cascade Holdings, L.L.C.:

We have audited the accompanying consolidated balance sheets of Boise Cascade Holdings, L.L.C., and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, capital, and cash flows for the year ended December 31, 2005, and the period from October 29, 2004 (inception) through December 31, 2004. We have also audited the accompanying statements of income (loss) and cash flows of Boise Forest Product Operations (the predecessor) for the period from January 1, 2004 through October 28, 2004, and for the year ended December 31, 2003, and the related statement of capital for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Holdings, L.L.C., and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005, and the period from October 29, 2004 (inception) through December 31, 2004, as well as the results of operations of Boise Forest Product Operations (the predecessor) and its cash flows for the period from January 1, 2004 through October 28, 2004, and for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho
February 17, 2006

ITEM 9.                                                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our chief executive officer and chief financial officer. Rule 13a-14 of the Securities Exchange Act of 1934, as amended, requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including the chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. A number of key components in our internal control system assist us in these evaluations. Since the company’s inception, we have had a disclosure committee. The committee meets regularly and includes input from our senior management, general counsel, internal audit staff, and independent accountants. This committee is charged with considering and evaluating the materiality of information and reviewing the company’s disclosure obligations on a timely basis. Our internal audit department also evaluates many components of our internal controls on an ongoing basis. To assist in its evaluations, the audit staff uses a web-based application that helps to identify, document, and test our internal controls. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level. Furthermore, the company’s management noted that, as a result of their evaluation of changes in internal control over financial reporting, they identified no changes during the fourth quarter of fiscal 2005 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We have also designed our disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of our directors and our executive officers who are covered by Section 16 of the Securities and Exchange Act of 1934 and brief descriptions of their business experience.

Name	Age	Position
Zaid F. Alsikafi	30	Director
Hank Brown	66	Director
Sam K. Duncan	54	Director
William S. Kirsch	49	Director
John W. Madigan	68	Director
Duane C. McDougall	54	Director
Christopher J. McGowan	34	Director
Samuel M. Mencoff	49	Director
Thomas S. Souleles	37	Director
W. Thomas Stephens	63	Chief Executive Officer and Chairman, Director
Alexander Toeldte	46	Executive Vice President, Paper and Packaging & Newsprint
Stanley R. Bell	59	Senior Vice President, Building Materials Distribution
Thomas E. Carlile	54	Senior Vice President and Chief Financial Officer
Miles A. Hewitt	47	Senior Vice President, Paper
Thomas A. Lovlien	50	Senior Vice President, Wood Products
Samuel K. Cotterell	54	Vice President and Controller

Zaid F. Alsikafi, 30, Director.  Mr. Alsikafi became a director in October 2004. Mr. Alsikafi has been employed by Madison Dearborn Partners, LLC, since 2003 and currently serves as vice president. From 2001 to 2003, Mr. Alsikafi attended Harvard Business School. Mr. Alsikafi was employed by Madison Dearborn Partners, LLC, from 1999 to 2001 as an associate. Mr. Alsikafi is also a member of the board of directors of Astoria Generating Company Holdings, LLC.

Hank Brown, 66, Director.  Mr. Brown became a director in July 2005. Since August 2005, Mr. Brown has been president of the University of Colorado system. From 2002 to July 2005, Mr. Brown served as president and chief executive officer of The Daniels Fund in Denver, Colorado. Prior to his employment with The Daniels Fund, Mr. Brown served as president of the University of Northern Colorado, U.S. Senator from Colorado, U.S. Representative from Colorado, and state senator in the Colorado legislature. He was also vice president of Monfort of Colorado from 1969 to 1980. Mr. Brown is also a member of the boards of directors of Centennial Bank Holdings Co., Sealed Air Corporation, and Sensient Technologies Corporation.

Sam K. Duncan, 54, Director.  Mr. Duncan became a director in July 2005. Mr. Duncan has been president and chief executive officer of OfficeMax Incorporated since April 2005 and was elected chairman of the OfficeMax board of directors on June 30, 2005. Prior to his employment with OfficeMax, Mr. Duncan served as president and chief executive officer of Shopko Stores, president of Fred Meyer, president of the Ralphs division of Fred Meyer, executive vice president of the food division of Fred Meyer, and in various positions with Albertson’s from 1969 to 1992.

William S. Kirsch, 49, Director.  Mr. Kirsch became a director in July 2005.  Mr. Kirsch has been a director and president and chief executive officer of Conseco, Inc., since August 2004. From September 2003 until August 2004, he served as executive vice president, general counsel, and secretary of Conseco. Mr. Kirsch was with the law firm of Kirkland & Ellis LLP from 1981 until 2004.

John W. Madigan, 68, Director.  Mr. Madigan became a director in January 2005. Mr. Madigan retired in December 2003 from Tribune Company, where he had served as chairman and chief executive officer since 1996. Mr. Madigan currently serves as a consultant with Madison Dearborn Partners, LLC. Mr. Madigan is also a member of the board of directors of Gilead Sciences, Inc.

Duane C. McDougall, 54, Director.  Mr. McDougall became a director in July 2005. Mr. McDougall was president and chief executive officer of Willamette Industries, an international paper and forest products company, until its acquisition in 2002. During his 23-year career with Willamette, Mr. McDougall held numerous operating and finance positions before becoming president and chief executive officer. Mr. McDougall is also a member of the boards of directors of Cascade Corporation, Greenbrier Companies, Infocus Corporation, and West Coast Bancorp.

Christopher J. McGowan, 34, Director.  Mr. McGowan became a director in October 2004. Mr. McGowan has been employed by Madison Dearborn Partners, LLC, since 1999 and currently serves as a director. Mr. McGowan is also a member of the boards of directors of Auto Trade Center, Inc., and Smurfit Kappa Group Limited.

Samuel M. Mencoff, 49, Director.  Mr. Mencoff became a director in October 2004. Mr. Mencoff has been employed by Madison Dearborn Partners, LLC, since 1993 and currently serves as co-president. From 1987 to 1993, Mr. Mencoff served as vice president of First Chicago Venture Capital. Mr. Mencoff is also a member of the boards of directors of Great Lakes Dredge & Dock Corporation, Packaging Corporation of America, and Smurfit Kappa Group Limited.

Thomas S. Souleles, 37, Director.  Mr. Souleles became a director in October 2004. Mr. Souleles has been employed by Madison Dearborn Partners, LLC, since 1995 and currently serves as a managing director. Mr. Souleles is also a member of the boards of directors of Astoria Generating Company Holdings, LLC, Great Lakes Dredge & Dock Corporation, Magellan GP, LLC, Magellan Midstream Holdings GP, LLC, Packaging Corporation of America, and Smurfit Kappa Group Limited.

W. Thomas Stephens, 63, Chief Executive Officer and Chairman, Director.  Mr. Stephens became our chief executive officer and chairman and a director in October 2004 following a period of retirement. Mr. Stephens served as president and chief executive officer of MacMillan Bloedel from 1997 until his retirement in 1999. From 1986 to 1996, Mr. Stephens served as president and chief executive officer of Manville Corporation. From 1982 to 1985, Mr. Stephens served as chief executive officer of Riverwood Corporation. Mr. Stephens currently serves as a trustee of The Putnam Funds.

Alexander Toeldte, 46, Executive Vice President, Paper and Packaging & Newsprint.  Mr. Toeldte became our executive vice president, Paper and Packaging & Newsprint, on October 28, 2005. Since October 1, 2005, he had served as president of the company’s Packaging & Newsprint business segment. Since 2004, Mr. Toeldte has also served as chair of Algonac Limited, a private management and consulting firm based in Auckland, New Zealand. From 2001 to 2003, Mr. Toeldte served as executive vice president of Fonterra Co-operative Group, Ltd. and chief executive officer of Fonterra Enterprises. Fonterra, based in New Zealand, is a multinational dairy company and the world’s largest exporter of dairy products. From 1999 to 2001, Mr. Toeldte served in various capacities with Fletcher Challenge Limited, which was formerly one of the largest companies in New Zealand with holdings in paper, building materials, and energy. From 1999 to 2000, he was chief executive officer of Fletcher Challenge Paper and chair of Fletcher Challenge Canada. From 2000 to 2001, he was chief executive officer of Fletcher Challenge Building, a New Zealand based-manufacturer and distributor of building materials. In addition to the above, Mr. Toeldte has held various positions with the following:  McKinsey & Company, Agfa-Gevaert France S.A., and Ford in Germany.

Stanley R. Bell, 59, Senior Vice President, Building Materials Distribution.  Mr. Bell became our senior vice president, Building Materials Distribution, in connection with the Acquisition. From 2000 to 2004, Mr. Bell served as senior vice president and general manager, Boise Building Solutions, Distribution, of Boise Cascade Corporation.

Thomas E. Carlile, 54, Senior Vice President and Chief Financial Officer.  Mr. Carlile became our senior vice president and chief financial officer in connection with the Acquisition. From 1994 to 2004, Mr. Carlile served as vice president and controller of Boise Cascade Corporation.

Miles A. Hewitt, 47, Senior Vice President, Paper.  Mr. Hewitt became our senior vice president, Paper, in connection with the Acquisition. From 2001 to 2004, Mr. Hewitt served as vice president and general manager, Boise Paper Solutions, of Boise Cascade Corporation. From 1999 to 2001, Mr. Hewitt served as vice president, Boise Paper Solutions — Minnesota Operations, of Boise Cascade Corporation.

Thomas A. Lovlien, 50, Senior Vice President, Wood Products.  Mr. Lovlien became our senior vice president, Wood Products, in connection with the Acquisition. From 2000 to 2004, Mr. Lovlien served as vice president of operations, Boise Building Solutions, Manufacturing, of Boise Cascade Corporation. From 1999 to 2000, Mr. Lovlien served as operations manager of Boise Cascade Corporation’s Timber and Wood Products Division.

Samuel K. Cotterell, 54, Vice President and Controller.  Mr. Cotterell became our vice president and controller in connection with the Acquisition. From 1999 to 2004, Mr. Cotterell served as director of financial reporting of Boise Cascade Corporation.

Mr. Duncan joined our board of directors as a designee of OfficeMax pursuant to the Securityholders Agreement dated October 29, 2004, among OfficeMax, FPH, and us. The Securityholders Agreement is further described in Item 13 of this Annual Report on Form 10-K. There are no other arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Our board of directors has the power to appoint our officers. Each officer will hold office for the term determined by the board of directors and until such person’s successor is chosen and qualified or until such person’s death, resignation, or removal. Each of our directors will serve until such person’s successor is elected and qualified or until such person’s death, resignation, or removal.

In 2005, we used the consulting services of Algonac Limited, where Mr. Toeldte has served as chair since 2004. While the company did not compensate Mr. Toeldte for these services, the company did reimburse Algonac for certain out-of-pocket expenses incurred by Mr. Toeldte during the course of his consultancy. In 2005, we also purchased a variety of other goods and services from companies for which our directors also serve as officers or directors. None of these purchases were material to the selling entity or to our business.

There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

Our board of directors currently has an audit committee, a compensation committee, and a governance and nominating committee. The composition, duties, and responsibilities of these committees are set forth below. Committee members will hold office for a term of one year.

Audit Committee

Our audit committee currently consists of Messrs. Alsikafi, Madigan, McDougall, McGowan, Mencoff, and Souleles (chair). Mr. Souleles is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K.

The audit committee is responsible for selecting the independent auditor; approving the overall scope of the audit; discussing the annual audited financial statements and quarterly financial statements, including matters required to be reviewed under applicable legal and regulatory requirements, with management and the independent auditor; discussing earnings press releases and other financial information provided to the public, with management and the independent auditor, as appropriate; discussing with management and the independent auditor, as appropriate, any audit problems or difficulties and management’s response; discussing the company’s risk assessment and risk management policies; reviewing the company’s financial reporting and accounting standards and principles, significant changes in such standards or principles, and the key accounting decisions affecting the company’s financial statements; reviewing and approving the internal corporate audit staff functions; reviewing the company’s internal system of audit, financial, and disclosure controls and the results of internal audits; annually reviewing the independent auditor’s written report describing the auditing firm’s internal quality-control procedures and any material issues raised by the auditing firm’s internal quality-control review or peer reviews of the auditing firm; reviewing and investigating matters pertaining to the integrity of management; establishing procedures concerning the treatment of complaints and concerns regarding accounting, internal accounting controls, or audit matters; meeting separately with management, the corporate audit staff, and the independent auditor; handling such other matters that are specifically delegated to the audit committee by the board of directors from time to time; and reporting regularly to the full board of directors.

Compensation Committee

Our compensation committee currently consists of Messrs. Kirsch, Madigan, McDougall, Mencoff (chair), and Souleles.

The compensation committee is responsible for reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and annually evaluating the chief executive officer’s performance in light of these goals; reviewing and approving the compensation and incentive opportunities of our executive officers; reviewing and approving employment contracts, severance arrangements, incentive arrangements, change-in-control arrangements, and other similar arrangements between us and our executive officers; receiving periodic reports on the company’s compensation programs as they affect all employees; reviewing executive succession plans for business and staff organizations; and handling such other matters that are specifically delegated to the compensation committee by the board of directors from time to time.

Governance and Nominating Committee

Our governance and nominating committee currently consists of Messrs. Brown, Kirsch, McGowan, Mencoff (chair), and Souleles.

The governance and nominating committee’s purpose is to assist our board in identifying individuals qualified to become members of our board of directors, assess the effectiveness of the board, and develop our corporate governance guidelines. This committee is responsible for identifying and recommending for election individuals who meet the criteria the board has established for board membership; reviewing the board’s committee structure and recommending to the board the composition of each committee; annually reviewing director compensation and benefits; and developing and recommending to the board a set of corporate governance guidelines and reviewing them on an annual basis.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Code of Ethics

We have adopted a Code of Ethics that applies to all employees, officers, and directors of the company and of any company that we own or manage. Copies of our Code of Ethics are available, free of charge, on our website at www.bc.com by clicking on “About Boise,” and then “Code of Ethics.” You may also obtain copies of our Code of Ethics by contacting our Investor Relations Department, 1111 West Jefferson Street, Boise, Idaho, 83728, or by calling 208/384-6161. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose such amendments or waivers by posting the required information on our website at the address above.

ITEM 11.              EXECUTIVE COMPENSATION

None of our executive officers received compensation from us prior to the closing of the Acquisition, with the exception of Mr. Stephens, who received a fee for consulting services prior to the closing.  Therefore, all 2004 compensation figures cover the period between the closing of the Acquisition and December 31, 2004. Prior to the closing of the Acquisition, each of our executive officers, other than Messrs. Stephens and Toeldte, were employed by, and received compensation from, OfficeMax (formerly Boise Cascade Corporation) or its affiliates.

The following table presents compensation information for the fiscal years ended December 31, 2005 and 2004, for Mr. Stephens, our chairman of the board and chief executive officer, and Messrs. Toeldte, Bell, Carlile, and Lovlien, our four next most highly compensated executive officers. Mr. Toeldte joined the company on October 1, 2005, so his 2005 compensation information is for the period October 1 through December 31, 2005. Compensation information is also presented for Mr. Holleran who left the company on November 15, 2005. Mr. Holleran’s 2005 compensation information is for the period January 1 through November 15, 2005. These executives are referred to as the “named executive officers” elsewhere in this Annual Report on
Form 10-K.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Other Annual Compensation ($) (3)	Restricted Stock Awards ($) (4)	All Other Compensation ($) (5)

W. Thomas Stephens	2005	$1,000,000	$650,000	$117,346	$—	$12,585
Chairman and Chief Executive Officer	2004	166,667	192,128	—	—	438,757

Alexander Toeldte	2005	106,090	575,000	—	—	3,867
Executive Vice President, Paper and Packaging & Newsprint	2004	—	—	—	—	—

Stanley R. Bell	2005	370,000	406,000	—	—	34,177
Senior Vice President, Building Materials Distribution	2004	61,865	80,082	—	—	—

Thomas E. Carlile	2005	425,000	275,000	—	—	30,081
Senior Vice President and Chief Financial Officer	2004	71,230	120,067	—	—	—

Thomas A. Lovlien	2005	330,000	300,000	—	—	28,519
Senior Vice President, Wood Products	2004	55,313	71,410	—	—	—

John W. Holleran	2005	437,500	275,520	—	—	5,273,654
Executive Vice President, Administration and Chief Legal Officer	2004	83,453	118,179	—	—	—

(1)

Includes amounts deferred under our Savings Plan and Deferred Compensation Plan. The Savings Plan is a profit-sharing plan intended to be qualified under Section 401(a) of the Internal Revenue Code that contains a cash or deferred arrangement meeting the requirements of Section 401(k) of the Code. The Deferred Compensation Plan is a nonqualified savings plan offered to a select group of management and key employees.

(2)

Represents payments under our variable Incentive and Performance Plan. Of the 2005 amount reported for Mr. Toeldte, $375,000 represents a signing bonus when he joined the company on October 1. Mr. Holleran’s 2005 bonus was prorated based on his November 15 termination date. Of the 2004 amounts reported for Messrs. Carlile and Holleran, $38,413 and $22,115, respectively, represent special cash bonuses recognizing their individual contributions to the Acquisition.

(3)

Of the 2005 amount reported for Mr. Stephens, $53,986 represents payment by the company of Mr. Stephens’ legal fees associated with negotiating his employment agreement and $34,077 represents payment by the company of his relocation expenses. The costs incurred by the company for various other perquisites provided to each of the other named executive officers is not reflected because the amounts did not exceed the lesser of $50,000 or 10% of the executive’s salary and bonus.

(4)

With the exception of Mr. Toeldte, the named executive officers were granted Series C equity units of FPH. The Series C equity units of FPH have no value to the holder until FPH’s equity value appreciates above a specified level. One-half of the Series C equity units issued to such named executive officers were subject to vesting over a five-year period (with the exception of Mr. Stephens’ units, which vest over a three-year period), and the other half of the Series C equity units were subject to vesting only if the original investors achieved a specified rate of return on their total investment in FPH. When Mr. Holleran left the company on November 15, 2005, he forfeited, for no consideration, 2,812,000 Series C equity units. As of December 31, 2005, the named executive officers held the following Series C equity units of FPH:

Series C Equity Units

W. Thomas Stephens	11,183,000
Alexander Toeldte	—
Stanley R. Bell	1,917,000
Thomas E. Carlile	2,396,000
Thomas A. Lovlien	851,000
John W. Holleran	—

(5)	Amounts disclosed in this column include the following:

Name	Year	Company- Matching Contributions to Savings and Deferred Compensation Plans (1)	Company- Paid Portion of Executive Officer Life Insurance	Consulting Agreement (2)	Accruals of Above- Market Interest on Deferred Compensation Plan Balances	Amounts Paid or Payable to Named Executive Officer in Connection with Such Officer’s Termination of Employment (3)

W. Thomas Stephens	2005	$4,410	$8,175	$—	$—	$—
	2004	1,750	7,555	429,452	—	—

Alexander Toeldte	2005	3,800	60	—	7	—
	2004	—	—	—	—	—

Stanley R. Bell	2005	15,540	18,111	—	526	—
	2004	—	—	—	—	—

Thomas E. Carlile	2005	17,850	11,850	—	381	—
	2004	—	—	—	—	—

Thomas A. Lovlien	2005	13,860	14,248	—	411	—
	2004	—	—	—	—	—

John W. Holleran	2005	18,375	20,966	—	619	5,233,694
	2004	—	—	—	—	—

(1)

The company’s Savings Plan is a profit-sharing plan intended to be qualified under Section 401(a) of the Internal Revenue Code that contains a cash or deferred arrangement meeting the requirements of Section 401(k) of the Code. The Deferred Compensation Plan is a nonqualified savings plan offered to a select group of management and key employees. Participants in the Deferred Compensation Plan may choose to have matching contributions made under the Deferred Compensation Plan in lieu of receiving matching contributions under the Savings Plan.

(2)	The 2004 amount reported for Mr. Stephens represents payment of consulting fees due for services he performed for the company from July 26 to October 29, 2004.

(3)

The 2005 amount reported for Mr. Holleran represents a lump sum severance payment of $1,650,000, which was equal to two times Mr. Holleran’s salary plus his target annual incentive; $2,011,968 as a taxable present value for a vested right to a nonqualified benefit; $845,611 and $671,180 for payment of excise taxes and a gross-up payment, respectively; and $54,935 for Mr. Holleran’s earned but unused time off.

Stock Option Grants in 2005

We did not grant any options to purchase common stock or stock appreciation rights (SARs) to our named executive officers during the fiscal year ended December 31, 2005. There were no outstanding options to purchase common stock or SARs held by our named executive officers as of December 31, 2005.

Compensation of Directors

Effective July 28, 2005, directors who are neither employees of the company nor representatives of the company’s two investors, FPH and OfficeMax, receive compensation for their board service. Our directors who currently receive compensation are Messrs. Brown, Kirsch, Madigan, and McDougall. In 2005, that compensation included:

Annual Retainer:	$50,000

Annual Committee Chair Stipend:	$15,000 for Audit Committee chair $10,000 for all other committee chairs

Attendance Fees:

$1,500 for each board meeting (attended in person, conducted by telephone, or written consent in lieu of meeting)

$1,500 for each committee meeting (attended in person, conducted by telephone, or written consent in lieu of meeting)

Expenses related to attendance

Directors Deferred Compensation Plan

On October 28, 2005, our board of directors approved the Directors Deferred Compensation Plan, which became effective on January 1, 2006. The plan allows each director who receives compensation for board service to defer all or a portion of such compensation in a calendar year. Amounts deferred are credited with imputed interest at a rate equal to 130% of Moody’s Composite Average of Yields on Corporate Bonds. Participants elect the form and timing of distributions of their deferred compensation balances. Participants may receive payment in cash in a lump sum or in annual installments following their service on the board. One director has elected to participate in the program in 2006.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. No interlocking relationship exists between the board of directors or the compensation committee of any other company.

Employment Agreements

W. Thomas Stephens

Mr. Stephens is party to an employment agreement with us pursuant to which he will serve as our chairman and chief executive officer. This agreement is scheduled to expire in October 2007 but will be automatically extended for an additional year beginning October 2006 and each year thereafter unless either party gives the other party 60 days’ notice prior to the extension date. Mr. Stephens received an initial annual base salary of $1,000,000, subject to adjustment at the discretion of the board of directors, and is eligible to receive an annual performance bonus up to a maximum of 146% of his annual salary, based upon the achievement of performance goals as determined by the compensation committee of our board of directors or the board itself.

In the event of termination for reasons other than for cause and other than as a result of expiration and nonrenewal of the employment agreement term, or if Mr. Stephens resigns for good reason, as defined in the agreement, subject to his execution of a valid release of employment-related claims, Mr. Stephens will be entitled to receive a lump sum payment of two times the sum of his base salary and target bonus and will remain eligible to participate in our benefit plans for a period of two years. We will also be required to increase Mr. Stephens’ total payments under the agreement to cover any excise taxes imposed by the Internal Revenue Service as a result of such payments. We will also be required in such an event to purchase real property in Boise, Idaho, from Mr. Stephens at fair market value, which as of July 2005 was estimated to be approximately $850,000. We also maintain a term life insurance policy on Mr. Stephens’ life with a face amount of $2,000,000, which policy is payable to beneficiaries designated by Mr. Stephens.

As part of the agreement, we became obligated to purchase real property in Vancouver, British Columbia, and a boat from Mr. Stephens at fair market value in the event Mr. Stephens did not sell the property. Mr. Stephens sold the real property in Vancouver to a third party, and the company reimbursed him for his expenses related to the sale. The company purchased Mr. Stephens’ boat and subsequently sold it to an unaffiliated third party. Upon the closing of the Acquisition, we also made a one-time payment totaling $429,452 to Mr. Stephens in exchange for consulting services performed in connection with the Acquisition.

Mr. Stephens has the right under this agreement to hold a position on our board of directors for so long as he is employed under the terms of this agreement. The employment agreement also imposes on Mr. Stephens a permanent confidentiality obligation, and a noncompete and nonsolicitation obligation, which will continue to be in effect for two years after termination of his employment.

Alexander Toeldte

On October 1, 2005, the company entered into an Offer of Future Employment with Mr. Toeldte. Pursuant to the terms of the agreement, Mr. Toeldte received a signing bonus of $375,000 and an initial annual base salary of $250,000. Mr. Toeldte’s annual base salary was increased to $500,000 upon his promotion to executive vice president, Paper and Packaging & Newsprint, effective October 28, 2005. Mr. Toeldte was reimbursed for his relocation expenses in accordance with the Foreign Service Policy (Relocation) Agreement described below. Mr. Toeldte is eligible to receive an annual bonus with a target value of 65% of his base pay. His 2005 bonus was prorated based on his entry into the plan on October 1, 2005. Mr. Toeldte has the opportunity to purchase a form of equity investment in the organization at a price to be determined, as well as eligibility to receive long-term incentive grants if and when such grants are authorized. Mr. Toeldte is eligible for standard benefits offered to officers, which include an annual financial counseling allowance of $5,000, supplemental healthcare benefits in addition to participation in the company’s standard healthcare plan, and participation in the company’s Savings Plan and Deferred Compensation Plan. Mr. Toeldte is eligible to receive the maximum paid time off available to our salaried employees, which is currently 31 days annually. If Mr. Toeldte is involuntarily terminated (other than for disciplinary reasons), he will be eligible to receive the severance benefits set forth in his severance agreement described below.

On October 1, 2005, the company also entered into a Foreign Service Policy (Relocation) Agreement with Mr. Toeldte. Pursuant to the terms of the agreement, Mr. Toeldte received $41,667 as a Relocation Allowance, plus storage of household goods for up to six months, reasonable air shipment of some household goods, purchases of appliances up to $3,000, and up to six months of temporary living.  He was eligible for reimbursement of two rental cars for up to three months. Mr. Toeldte and his family were entitled to business class airfares to the United States upon his acceptance of employment. We will assist Mr. Toeldte in the process of obtaining permanent residence and will pay his legal expenses associated with that process. For 2005 and 2006, we will protect Mr. Toeldte from any adverse tax impact resulting from his relocation. Additionally, we will pay reasonable costs associated with the services of a tax advisor, to be chosen by the company, for the preparation of his personal income tax returns in New Zealand, the United States, and any third country. Pursuant to our agreement with Mr. Toeldte, we extended an Appraised Value Offer for his home in New Zealand and paid all program costs, including closing costs. In 2006, we sold the home to an unaffiliated third party. If, due to immigration requirements, Mr. Toeldte or members of his family cannot continue to reside in the United States, we will provide for his repatriation to New Zealand.

Severance Agreements

W. Thomas Stephens

For a description of Mr. Stephens’ severance benefits, please refer to the description of Mr. Stephens’ employment agreement described above.

Alexander Toeldte

On October 1, 2005, the company entered into a severance agreement with Mr. Toeldte. Pursuant to the terms of the agreement, if Mr. Toeldte’s employment is terminated without cause or if he terminates employment for good reason, as defined in the agreement, and subject to his execution of a valid release of employment-related claims, he will be entitled to severance pay equal to two times his annual base salary plus his target annual incentive for the year in which the termination occurs. To the extent not already paid, he will receive a lump sum amount equal to the greater of the value of his unused and accrued time off, less any advanced time off. He will also be eligible for continuation for two years of all life, disability, accident, and healthcare insurance plans and financial counseling services, or a lump sum payment equal to (a) 36 times the monthly group premium for such insurance plans plus (b) three times the annual allowance for such financial counseling services. The company will reimburse Mr. Toeldte for all legal expenses incurred through the termination date in connection with attempting to obtain permanent residency in the United States. If he continues to attempt to obtain permanent residency after the termination date, we will reimburse Mr. Toeldte for legal fees and expenses he incurs in that effort within 24 months after his termination date, to the extent those fees and expenses are not reimbursable by another party. The agreement also imposes on Mr. Toeldte confidentiality and nondisparagement provisions, as well as a nonsolicitation provision that applies for a period of at least one year following the date of termination.

Stanley R. Bell, Thomas E. Carlile, Thomas A. Lovlien

Prior to the Acquisition, OfficeMax entered into agreements with most of our current executive officers to provide for severance benefits if we terminated the officer after the Acquisition. In connection with the Acquisition, we assumed these agreements and agreed to perform these agreements following the closing of the Acquisition. These agreements generally expire in October 2007. Pursuant to the terms of these severance agreements, Messrs. Bell, Carlile, and Lovlien are each entitled to the following benefits subject to his execution of a valid release of employment-related claims:  if the officer’s employment is terminated without cause or if the officer terminates employment for good reason, as defined in the agreements, the officer will be entitled to severance pay equal to the following:  two times the officer’s annual base salary plus the greater of (1) the officer’s annual target incentive bonus for the year in which the termination occurs or (2) the officer’s incentive bonus for 2004; accrued and unpaid vacation; continuation for two years of all life, disability, accident, and healthcare insurance plans, and financial consulting services, or a lump sum payment equal to (a) 24 times 150% of the monthly premium for such insurance plans plus (b) two times the annual allowance for such financial consulting services, and the premium under our supplemental life plan for 24 months following the officer’s date of termination. We will also be required to increase the officer’s total payments under the agreement to cover any excise taxes imposed by the Internal Revenue Service as a result of such payments.

Such officer will also be entitled to additional special pension benefits. For purposes of calculating the amount of the special pension benefit, the officer will be deemed to have accrued at least two additional years of service credit at a salary equal to the officer’s base salary and target bonus at the time of termination. The officer is also entitled to legal fees incurred to enforce the agreement.

The agreements also impose on the officers confidentiality and nondisparagement provisions, as well as a nonsolicitation provision that applies for a period of at least one year following the date of the officer’s termination.

The estimated amount of payments and other benefits (not including legal fees, if any) each named executive officer would receive under his severance agreement based on 2005 compensation figures (in excess of the benefits to which the officer is entitled without the agreement) is:

Name	Severance Payment

W. Thomas Stephens	$4,209,880
Alexander Toeldte	1,712,472
Stanley R. Bell	1,889,962
Thomas E. Carlile	3,481,213
Thomas A. Lovlien	2,034,766

Payments that would be made subsequent to an officer’s termination date have been discounted as of December 31, 2005, at a rate of 5.36%, according to the requirements of Section 280G of the Internal Revenue Code. Actual payments made under the agreements at any future date would vary, depending in part upon what the executive has accrued under the variable compensation plans and benefit plans.

Prior to the Acquisition, OfficeMax also entered into severance agreements with certain of our other executive officers, with terms similar to those described above, but which generally provide for one year of compensation and other benefits instead of two years and for at least one year of service credit for the special pension benefit rather than two years.

John W. Holleran

In connection with Mr. Holleran’s departure from the company effective November 15, 2005, the compensation committee of our board of directors approved the entry into a severance arrangement with Mr. Holleran, which described and confirmed the benefits and responsibilities set forth in the Executive Officer Severance Agreement between Mr. Holleran and the company. The severance arrangement included the following material provisions:  a lump sum severance payment of $1,650,000, which is two times Mr. Holleran’s base salary and target annual incentive; payment of a pro rata award under the company’s annual incentive plan; repurchase of Mr. Holleran’s 1,000,000 Series B equity units under the company’s management equity plan at his original cost; forfeiture of Mr. Holleran’s 2,812,000 Series C equity units under the company’s management equity plan; payment of unused time off; payment of an amount to reimburse Mr. Holleran for excise taxes levied in connection with the severance arrangement; covenants of confidentiality, nonsolicitation of employees, and nondisparagement; signature of a release in the form approved by the company; and compliance with the other provisions outlined in the Executive Officer Severance Agreement between Mr. Holleran and the company.

Management Equity Arrangements

Pursuant to an equity incentive program established shortly after the closing of the Acquisition, approximately 170 of our management-level employees purchased Series B equity units of FPH for approximately $18.6 million. Purchasers of FPH Series B equity units in this program also received Series C equity units of FPH, representing the right to participate in our profits after the holders of the FPH Series B equity units have received a return of all of their invested capital. The FPH Series C equity units have no value to the holder until FPH’s equity value appreciates above a specified level. To prevent dilution of Madison Dearborn’s interest in Boise Cascade Holdings, L.L.C., FPH was issued Series C equity units in Boise Cascade Holdings, L.L.C., to reflect management’s equity interest in FPH.

In connection with this program, the management investors received (1) an aggregate of approximately 4.2% of the total FPH Series B equity units as of the date of their investment, representing a 3.4% ownership interest in our total equity at such date, and (2) FPH Series C equity units representing a 7.5% profits interest in FPH at such date. As of December 31, 2005, the management investors’ FPH Series B equity units represented a 3.2% ownership interest in our total equity and their FPH Series C equity units represented a 6.8% profits interest in FPH.

Set forth below are the numbers of shares of FPH Series B equity units and FPH Series C equity units held by our named executive officers as of December 31, 2005:

Name	FPH Series B Equity Units	FPH Series C Equity Units

W. Thomas Stephens	4,000,000	11,183,000
Alexander Toeldte	—	—
Stanley R. Bell	740,000	1,917,000
Thomas E. Carlile	850,000	2,396,000
Thomas A. Lovlien	400,000	851,000
John W. Holleran	—	—

Incentive and Performance Plan

For 2005, each of our named executive officers earned a cash bonus pursuant to our Incentive and Performance Plan. These awards were based on the attainment of performance goals related to earnings before interest, taxes, depreciation and amortization, and other business measures. Awards were calculated as a percentage of salary, based on the extent to which the performance goals were met during the year. For 2005, Messrs. Carlile, Holleran, Stephens, and Toeldte were eligible to receive up to approximately 146% of the base salary they received from us. Messrs. Bell and Lovlien were eligible to receive up to approximately 124% of the base salary they received from us.

Defined Benefit Pension Plan

We maintain a defined benefit pension plan, which we refer to as the Salaried Pension Plan, for certain salaried employees, including our named executive officers. For employees hired before November 2003, our Salaried Pension Plan entitles each vested employee to receive a pension benefit at normal retirement equal to 1.25% of the average of the highest five consecutive years of compensation out of the last ten years of employment, multiplied by the participant’s years of service through December 31, 2003, plus 1% of the average of the highest five consecutive years of compensation out of the last ten years of employment multiplied by the participant’s years of service after December 31, 2003. Under the Salaried Pension Plan, “compensation” is defined as the employee’s base salary plus any amounts earned under our variable incentive compensation programs.

The following table reflects estimated annual benefits payable based on various compensation and years of service combinations.

	Salaried Pension Plan Table Years of Service (1)
Remuneration	15	20	25	30	35	40
$300,000	$56,250	$75,000	$93,750	$112,500	$131,250	$150,000
400,000	75,000	100,000	125,000	150,000	175,000	200,000
500,000	93,750	125,000	156,250	187,500	218,750	250,000
600,000	112,500	150,000	187,500	225,000	262,500	300,000
700,000	131,250	175,000	218,750	262,500	306,250	350,000
800,000	150,000	200,000	250,000	300,000	350,000	400,000
900,000	168,750	225,000	281,250	337,500	393,750	450,000
1,000,000	187,500	250,000	312,500	375,000	437,500	500,000
1,200,000	225,000	300,000	375,000	450,000	525,000	600,000
1,400,000	262,500	350,000	437,500	525,000	612,500	700,000
1,600,000	300,000	400,000	500,000	600,000	700,000	800,000

(1)

The numbers in the table are based on a 1.25% crediting rate. In 2003, the crediting rate was adjusted to 1.00% for years of service earned after 2003; however, because any pension benefit under the Salaried Pension Plan will include some portion of service credited at the 1.25% rate, we have used that rate in this table.

As of December 31, 2005, the average of the highest five consecutive years of compensation and the years of service for each of the named executive officers are as follows:

Name	Compensation (1)	Years of Service (1)
W. Thomas Stephens (2)	$—	—
Alexander Toeldte (2)	—	—
Stanley R. Bell	466,611	35
Thomas E. Carlile	447,661	33
Thomas A. Lovlien	358,752	27
John W. Holleran (3)	779,836	29

(1)	Compensation and years of service include amounts attributable to employment with OfficeMax prior to the Acquisition.

(2)	Messrs. Stephens and Toeldte are not eligible to participate in the Salaried Pension Plan.

(3)	Mr. Holleran terminated employment on November 15, 2005. The compensation and years of service shown for Mr. Holleran were enhanced pursuant to his severance arrangement with the company.

As shown in the Salaried Pension Plan table above, benefits are computed on a straight-life annuity basis and are not offset by Social Security or other retirement-type benefits. An employee is 100% vested in his or her pension benefit after five years of service, except for breaks in service. If an employee is entitled to a greater benefit under the plan’s formula than the Internal Revenue Code allows for tax-qualified plans, the excess benefits will be paid from our general assets under the unfunded Supplemental Pension Plan. The Supplemental Pension Plan will also provide payments to the extent that participation in the deferred compensation plans has the effect of reducing an individual’s pension benefit under the qualified plan. Benefits payable under the Supplemental Pension Plan are offset by benefits payable under a similar plan maintained by OfficeMax.

Supplemental Early Retirement Plan for Executive Officers

We maintain a Supplemental Early Retirement Plan for officers who were officers of OfficeMax immediately prior to the Acquisition, who are 55 years old or older (58 years old for officers appointed on or after June 1, 2004), have ten or more years of service, have served as an officer for at least five full years, and retire before the age of 65. Eligible officers receive an early retirement benefit prior to the age of 65 equal to the benefit calculated under the Salaried Pension Plan without reduction due to the officer’s early retirement. Benefits payable under this plan are offset by benefits payable under a similar plan maintained by OfficeMax.

Deferred Compensation Plan

Our Deferred Compensation Plan is an unfunded plan. Under the plan, officers may irrevocably elect to defer receipt of a portion of their base salary and bonus until termination of employment or beyond. A participant’s account is credited with imputed interest at a rate equal to 130% of Moody’s Composite Average of Yields on Corporate Bonds. In addition, participants may elect to receive their company-matching contribution in our Deferred Compensation Plan in lieu of any matching contribution in our Savings Plan. The matching contribution is equal to $0.70 on the dollar up to the first 6% of eligible compensation, plus an additional discretionary match for eligible participants that may vary from year to year. In 2005, the discretionary match was equal to $0.30 on the dollar up to the first 6% of eligible compensation. With the exception of Mr. Stephens, all of our named executive officers participated in the Deferred Compensation Plan during 2005.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of January 31, 2006, regarding the beneficial ownership of our equity units held by:

•                  Each person that is a beneficial owner of more than 5% of each series of our equity units;

•                  Each of our named executive officers;

•                  Each of our directors; and

•                  All directors and executive officers as a group.

Beneficial ownership of the equity units listed in the table for Madison Dearborn Partners and members of our management represents such persons’ proportional interest in our total outstanding equity units of the series shown. Except as noted in the preceding sentence, beneficial ownership of the equity units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each equity holder identified in the table possesses sole voting and investment power over all equity units shown as beneficially owned by such equity holder. Percentage of beneficial ownership is based on our total equity units outstanding of each series (547,499,475 Series B equity units and 32,173,830 Series C equity units). Unless indicated otherwise in the footnotes, the address of each individual listed in the table is c/o Boise Cascade Holdings, L.L.C., 1111 West Jefferson Street, Boise, Idaho 83728.

	Series B Equity Units		Series C Equity Units
Name of Beneficial Owner	Number	Percent of Series	Number	Percent of Series
Principal Equity Holders:
Forest Products Holdings, L.L.C. (1)	438,499,475	80.1%	32,173,830	100%
Madison Dearborn Partners (1)	419,556,601	76.6	—	—
OfficeMax Incorporated (2)	109,000,000	19.9	—	—
Named Executive Officers and Directors:
W. Thomas Stephens	4,000,000	*	11,183,000	34.8
Alexander Toeldte	—	—	—	—
Stanley R. Bell	740,000	*	1,917,000	6.0
Thomas E. Carlile	850,000	*	2,396,000	7.4
Thomas A. Lovlien	400,000	*	851,000	2.6
John W. Holleran	—	—	—	—
Zaid F. Alsikafi (3)	—	—	—	—
Hank Brown	—	—	—	—
Sam K. Duncan	—	—	—	—
William S. Kirsch (4)	250,000	*	—	—
John W. Madigan (5)	1,000,000	*	—	—
Duane C. McDougall	—	—	—	—
Christopher J. McGowan (3)	—	—	—	—
Samuel M. Mencoff (6)	419,556,601	76.6	—	—
Thomas S. Souleles (6)	419,556,601	76.6	—	—
All directors and executive officers as a group (16 persons)	427,606,601	78.1%	18,256,000	56.7%

* Less than 1%.

(1)

Forest Products Holdings, L.L.C. (FPH) is controlled by Madison Dearborn Partners IV, L.P. (MDP IV). Madison Dearborn Partners, LLC (MDP LLC) is the ultimate sole general partner of MDP IV and, as a result, may be deemed to have voting and investment power over the units held by FPH. The board of directors of FPH is comprised of Messrs. Alsikafi, McGowan, Mencoff, Souleles, and Stephens. The address for FPH is c/o Boise Cascade Holdings, L.L.C., 1111 West Jefferson Street, Boise, Idaho 83728. The address for MDP IV and MDP LLC is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

(2)	The address for OfficeMax Incorporated is 150 Pierce Road, Itasca, Illinois 60143.

(3)

Messrs. Alsikafi and McGowan are employed by MDP LLC, and each has a pecuniary interest in the units held by FPH. Messrs. Alsikafi and McGowan expressly disclaim beneficial ownership except to the extent of their pecuniary interest therein. The address of Messrs. Alsikafi and McGowan is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

(4)

Mr. Kirsch holds units in FPH through Provident Mortgage Partners, L.L.C., in which Mr. Kirsch and other family members are the controlling shareholder. Mr. Kirsch’s address is c/o Conseco, Inc., 222 Merchandise Mart Plaza, 19th Floor, Chicago, Illinois, 60654.

(5)

Mr. Madigan is an investor in FPH, and the units listed in the table represent Mr. Madigan’s proportionate ownership interest in the units held by FPH. Mr. Madigan does not exercise voting or investment power over any of the units held by FPH. Mr. Madigan’s address is c/o Tribune Company, 435 N. Michigan Avenue, Chicago, Illinois 60611.

(6)

Mr. Mencoff is a co-president, and Mr. Souleles is a managing director of MDP LLC, which is the ultimate sole general partner of MDP IV, which controls FPH. As a result, Messrs. Mencoff and Souleles may be deemed to share beneficial ownership of the units owned by FPH. Messrs. Mencoff and Souleles expressly disclaim beneficial ownership of the units owned by FPH except to the extent of their pecuniary interest therein. The address of Messrs. Mencoff and Souleles is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Policies

We have established procedures for the review of transactions and relationships between us, our directors, our executive officers, and other affiliates. Our board of directors has charged the audit committee with the responsibility of reviewing and investigating any conflicts of interest involving management and our board of directors. Further, the audit committee reviews and investigates adherence to our Code of Ethics, which requires that our employees, officers, and agents be free from actual or apparent conflicts of interest with the company. The Code also prohibits employees, officers, and agents from competing with the company, using their positions for personal gain, or appropriating business opportunities presented to the company.

SEC Disclosure

The SEC has specific disclosure requirements regarding transactions and relationships between us and our directors, executive officers, or other specified parties. We have several relationships that require disclosure under these SEC rules. These disclosures involve our relationships and transactions with affiliates, such as OfficeMax and Boise Land & Timber, and we describe those relationships in further detail below.

The Acquisition

In connection with the Acquisition from OfficeMax, FPH entered into an Asset Purchase Agreement with OfficeMax and other parties, as described below. FPH and/or its subsidiaries also entered into a Paper Supply Agreement, an Additional Consideration Agreement, a Securityholders Agreement, and a Registration Rights Agreements with OfficeMax.

Under the Asset Purchase Agreement entered into in connection with the Acquisition, FPH acquired the forest products and timberland operations from OfficeMax for an aggregate purchase price of $3.9 billion in cash and installment notes, including fees and expenses. Of the purchase price, $1.7 billion was allocated to the timberland operations, and $2.2 billion was allocated to the remaining assets. FPH owns and operates the forest products and paper businesses through us. Boise Land & Timber Corp., a sister corporation that is majority-owned by FPH, sold the timberland operations on February 4, 2005.

For five years after the closing of the Acquisition, OfficeMax may not compete with us anywhere in the United States in the businesses purchased in the Acquisition, nor may OfficeMax induce or attempt to induce any customer to terminate or reduce its relationship with us.

Until October 29, 2006, we must maintain health and welfare benefit plans, defined contribution retirement plans, and severance benefits that will provide transferred employees with plans and benefits that are, in the aggregate, comparable to those offered by OfficeMax prior to the closing of the Acquisition.

The Asset Purchase Agreement contains customary representations, warranties, and covenants, including an obligation by OfficeMax to indemnify us for breaches of representatives, warranties, and covenants. OfficeMax’s indemnification obligations with respect to such breaches generally survive until April 26, 2009, with indemnification obligations with respect to breaches relating to employee and environmental law matters surviving until October 29, 2009. OfficeMax’s indemnification obligations for breaches of representations, warranties, and covenants are, with certain exceptions, subject to a deductible of $20.7 million and an aggregate cap of $248.9 million. OfficeMax also indemnifies us for specified pre-Acquisition liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities.

We currently indemnify and hold harmless each of our present or former officers and directors against all claims, losses, liabilities, damages, and other costs and expenses pertaining to the fact that the indemnified party is or was an officer, director, or employee of ours or our subsidiaries for matters existing or occurring before the completion of the Acquisition.

Purchase of Equity Interests in Us and Boise Land & Timber Holdings Corp.

In connection with the Acquisition, FPH and OfficeMax capitalized us with approximately $338.9 million in equity capital, which consisted of $302.5 million of Series B equity units and $36.4 million of Series A equity units. Boise Land & Timber Holdings Corp. was capitalized with approximately $276.1 million in equity capital in the form of common stock, $246.5 million of Series B common stock, and $29.6 million of Series A common stock.

FPH was issued approximately 80.1% of each of our Series B equity units and Boise Land & Timber Holdings Corp.’s Class B common stock in exchange for cash contributions of approximately $242.4 million and $197.6 million, respectively. OfficeMax was issued approximately 19.9% of our Series B equity units and all of our Series A equity units in exchange for cash contributions of $60.1 million and $36.4 million, respectively.  An affiliate of OfficeMax was issued approximately 19.9% of Boise Land & Timber Holdings Corp.’s Series B common stock and all of its Series A common stock in exchange for cash contributions of $48.9 million and $29.6 million, respectively.

In addition, on December 12, 2004, Boise Land & Timber Holdings Corp. and we each issued additional equity securities to FPH so that both FPH and OfficeMax would proportionately bear any dilution caused by the Class C units issued to 170 of our senior managers on such date. We issued 35,600,120 Class C units to FPH, and Boise Land & Timber Holdings Corp. issued 3,560 Class C units to FPH.

Paper Supply Agreement

In connection with the Acquisition, we entered into a 12-year paper supply contract with OfficeMax under which OfficeMax is required to purchase from us all of its North American requirements for cut-size office paper, to the extent we choose to supply such paper to them, through December 2012. OfficeMax’s purchase obligations under the agreement will phase out over a four-year period beginning one year after the delivery of notice of termination, but not prior to December 31, 2012.

Additional Consideration Agreement

In connection with the Acquisition, we entered into a six-year agreement with OfficeMax. Under the agreement, OfficeMax will pay us $710,000 for each dollar by which the average market price per ton of a specified benchmark grade of cut-size office paper during any 12-month period ending on the anniversary of the closing of the Acquisition, or the annual paper price, is less than $800 per ton. In addition, we will pay $710,000 to OfficeMax for each dollar by which the annual paper price exceeds $920 per ton. Neither party will be obligated to make payments under the agreement (i) in excess of $45.0 million in any one year or (ii) in excess of $125.0 million in the aggregate during the first four years following the closing, $115.0 million in the aggregate if the determination is made during the fifth year following the closing, and $105.0 million in the aggregate if the determination is made during the sixth year following the closing, in each case net of payments received (the Maximum Aggregate Consideration). If a party has paid the Maximum Aggregate Consideration during the first four years following the closing, the party will not be entitled to recoup in years five or six the amount previously paid in excess of the Maximum Aggregate Consideration applicable in years five and six. This agreement will expire as of the earliest of (i) six years after the closing, (ii) the sale of 50% or more of the outstanding common equity (as measured on October 29, 2004) of Boise Cascade, L.L.C., our subsidiary, in an underwritten public offering, (iii) the sale or transfer by Boise Cascade, L.L.C., of more than 50% of its common equity in Boise White Paper, L.L.C. (the subsidiary that operates our Paper business), and (iv) termination by either party upon a payment default by the other party not cured within 30 days.

After each anniversary of the closing, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first anniversary period ending October 29, 2005, neither Boise nor OfficeMax owed additional consideration for the purchase price.

Securityholders Agreement

In connection with the Acquisition, we entered into a Securityholders Agreement with OfficeMax. This agreement describes the rights and responsibilities regarding OfficeMax’s equity ownership in Boise Holdings. Specifically, under the agreement, OfficeMax has the right to appoint one director to our board of directors. The agreement also requires that OfficeMax obtain our consent before transferring its equity interest in our company. The agreement grants “tag-along” rights, which entitle OfficeMax to participate in sales of equity interests to third parties. In addition, the agreement grants “drag-along” rights, which entitle OfficeMax to require the other equity holders to participate in sales of all or substantially all of the equity interests in our company. If we propose to issue additional equity securities, we will generally be required to offer OfficeMax a pro rata portion of the securities issued in such a transaction. The agreement will terminate in a liquidation or dissolution of the company, in an initial public offering, or in a sale of all or substantially all of the company’s stock or assets.

Registration Rights Agreement

In connection with the Acquisition, we entered into a registration rights agreement with FPH and OfficeMax with respect to the equity interests they own in us. Under the Registration Rights Agreement, (i) FPH has the right to demand that we effect an unlimited number of registrations of its equity interests, whether pursuant to a long-form registration statement or a short-form registration, and pay all expenses, other than underwriting discounts and commissions, related to such registrations and (ii) after the earlier of the fifth anniversary of the completion of the Acquisition or completion of an initial public offering by us, OfficeMax has the right to demand that we effect (a) seven registrations of its equity interests on a long-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to any two of such registrations (with OfficeMax paying all expenses relating to the other five of such registrations) and (b) an unlimited number of registrations of its equity interests on a short-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to such registrations. In addition, FPH and OfficeMax have the right to participate in registrations of our equity interests effected by us, whether such registrations relate to an offering by us or by our stockholders. FPH and OfficeMax have agreed not to effect any public sale or private placement of any of our equity interests during the period beginning seven days prior to and ending 180 days after the effective date of the registration statement for any underwritten public offering of our equity interests in which FPH and OfficeMax participate.

Amounts Paid to Madison Dearborn

At the closing of the Acquisition, Madison Dearborn received a fee of $40 million. Madison Dearborn may be paid additional fees from time to time in the future for providing management, consulting, or advisory services and will be reimbursed for all future expenses incurred in connection with its investment in us. During 2005, FPH received payments from us of $16.3 million which they in turn paid to MDP. These payments represented cash paid to fund their tax obligations related to their investment in us.

Relationship Between Us and Boise Land & Timber Holdings Corp.

Prior to the Timberlands Sale, FPH operated our business and the timberland operations through two direct, majority-owned subsidiaries. The timberland operations supplied timber to us at prices that approximated market prices. During the 12 months ended December 31, 2005, our fiber purchases from Timber Holdings were $17.6 million and were reflected as ‘‘Fiber costs from related parties’’ in our Consolidated Statement of Income. These sales, as well as the allocation of corporate overhead and labor costs, were reflected through the adjustment of an intercompany note.

Loans Between Us and Boise Land & Timber Corp.

In connection with the Acquisition, our subsidiary, Boise Cascade, L.L.C., loaned $160.4 million to Boise Land & Timber Corp., a subsidiary of Boise Land & Timber Holdings Corp., a sister corporation that is majority-owned by FPH. This note bore interest at a rate of 6% per annum. The principal amount of the note was adjusted from time to time to reflect the payments between these companies for allocated costs and expenses. This loan had a balance, including accrued interest and other related-party activity, of $157.5 million on February 4, 2005, and was repaid in connection with the Timberlands Sale.

In connection with the Timberlands Sale, Boise Land & Timber Corp. loaned Boise Cascade, L.L.C., $264.8 million of the proceeds from such sale to make a mandatory repayment of indebtedness under our senior credit facilities. This note bears interest at 8% per annum, compounded semiannually. The amount of the note fluctuates with related-party activity.

Timberlands Sale

On February 4, 2005, we and Boise Land & Timber Corp., an indirect subsidiary of Boise Land & Timber Holdings Corp., completed the Timberlands Sale to entities controlled by Forest Capital Partners, LLC, an unrelated party, for an aggregate purchase price of $1.65 billion, with net cash proceeds of $1.63 billion after fees and expenses. The purchase and sale agreement entered into in connection with the Timberlands Sale contains customary representations, warranties, and covenants including an obligation by us and Boise Land & Timber Corp. to indemnify the purchasers for breaches of representations, warranties, and covenants. Our indemnification obligations, with certain exceptions, survive until February 4, 2006, and are subject to a deductible of $16.5 million and an aggregate cap of $100.0 million. In addition, the purchasers have agreed that, if the events giving rise to an indemnification claim against us and Boise Land & Timber Corp. also give rise to an indemnification claim against OfficeMax under OfficeMax’s indemnification obligations arising from its sale of the timberland operations, the purchasers will pursue remedies directly and exclusively against OfficeMax. In connection with the foregoing, FPH assigned to the purchasers all of its rights to indemnification by OfficeMax with respect to the timberland operations.

We received an aggregate of $407.5 million in connection with the Timberlands Sale, including $157.5 million paid by Boise Land & Timber Corp. in satisfaction of an intercompany note issued to us concurrently with the Acquisition and $264.8 million in the form of a loan from Boise Land & Timber Corp. We used all of these amounts to reduce amounts outstanding under our Tranche B term loan. Boise Land & Timber Corp. used $1,225.0 million of the proceeds to repay amounts in full under its Tranche C term loan.

Other

For a description of other relationships the company has with its directors and executive officers, refer to “Item 10. Directors and Executive Officers of the Registrant” of this Form 10-K.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (KPMG) provides our audit committee with an engagement letter outlining the scope of proposed audit services for the fiscal year. The audit committee reviews the engagement letter and, if agreed to by the committee members, accepts it at the committee’s February meeting.

In addition to its audit services for the annual financial statements, KPMG provides the company with other audit-related and tax-related services (such as audits of the company’s employee benefit plans and technical accounting research and consultation). Management submits to the audit committee a list of proposed audit-related and other nonaudit services and associated fees that it recommends be provided by KPMG for the fiscal year. Management and KPMG each confirm to the committee that all the services on the list are permissible under applicable legal requirements. The committee reviews the proposed services and fees and, if agreed to by committee members, approves those services and associated fees. KPMG periodically informs the audit committee of the services it provides pursuant to this approval process.

KPMG must ensure that the audit committee has preapproved all audit and nonaudit services.  Our vice president and controller is responsible for tracking KPMG’s audit fees against the budget for such services and reports at least annually to the audit committee.

The company has never used KPMG for any of the following nonaudit services:

•                  Bookkeeping or other services related to our accounting records or financial statements;

•                  Financial information systems design and implementation;

•                  Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;

•                  Actuarial services;

•                  Internal audit outsourcing services;

•                  Management functions or human resources;

•                  Broker or dealer, investment advisor or investment banking services; or

•                  Legal services and expert services unrelated to the audit.

Based on this review, the committee believes that KPMG’s provision of nonaudit services is compatible with maintaining its independence.

The following table sets out the various fees for services provided by KPMG.  The audit committee preapproved all of these services.

Fees Paid to the Independent Accountant

	Amounts
Description	2005	2004

Audit fees (a)	$2,366,721	$950,000
Audit-related fees (b)	3,600	4,500
Tax fees (c)	31,570	—
All other fees (d)	—	—

(a)                                  Professional audit services, including KPMG’s audit of the company’s annual financial statements for 2004 and 2005; its review of the financial statements included in the company’s Forms 10-Qs; its audit of the company’s subsidiary annual financial statements; assistance with registration statements, comfort letters, consents, and other services pertaining to SEC matters; and consultation on accounting standards.

(b)                                 Audit-related fees include attestation and other services traditionally performed by the registrants’ independent accountants (such as certain agreed upon procedures reports for environmental assurance letters).

(c)                                  Fees for tax compliance services relate to facts already in existence and transactions that have already occurred. We use these services to assist our U.S. employees working in other countries.

(d)           None.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Form 10-K:

(1)           Consolidated Financial Statements.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm are presented in “Item 8.  Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

•                                          Consolidated Balance Sheets as of December 31, 2005 and 2004.

•                                          Consolidated Statements of Income (Loss) for the year ended December 31, 2005, the periods of October 29 (inception) through December 31, 2004, and January 1 through October 28, 2004, and the year ended December 31, 2003.

•                                          Consolidated Statements of Cash Flows for the year ended December 31, 2005, the periods of October 29 (inception) through December 31, 2004, and January 1 through October 28, 2004, and the year ended December 31, 2003.

•                                          Consolidated Statements of Capital for the year ended December 31, 2005, the period of October 29 (inception) through December 31, 2004, and for the year ended December 31, 2003.

•                                          Notes to Consolidated Financial Statements.

•                                          Report of Independent Registered Public Accounting Firm.

(2)           Financial Statement Schedules.

All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in “Item 8.  Consolidated Financial Statements and Supplementary Data” of this Form 10-K.

(3)           Exhibits.

A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits and is incorporated by reference.

(b)           See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boise Cascade Holdings, L.L.C.

By	/s/ W. Thomas Stephens
W. Thomas Stephens
Chief Executive Officer

Dated:  March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 1, 2006.

Signature		Capacity

(i)	Principal Executive Officer:

	/s/ W. Thomas Stephens	Chief Executive Officer
W. Thomas Stephens

(ii)	Principal Financial Officer:

	/s/ Thomas E. Carlile	Senior Vice President and Chief Financial Officer
Thomas E. Carlile

(iii)	Principal Accounting Officer:

	/s/ Samuel K. Cotterell	Vice President and Controller
Samuel K. Cotterell

(iv)	Directors:

	/s/ W. Thomas Stephens	/s/ John W. Madigan
	W. Thomas Stephens	John W. Madigan

	/s/ Zaid F. Alsikafi	/s/ Duane C. McDougall
	Zaid F. Alsikafi	Duane C. McDougall

	/s/ Hank Brown	/s/ Christopher J. McGowan
	Hank Brown	Christopher J. McGowan

	/s/ Sam K. Duncan	/s/ Samuel M. Mencoff
	Sam K. Duncan	Samuel M. Mencoff

	/s/ William S. Kirsch	/s/ Thomas S. Souleles
	William S. Kirsch	Thomas S. Souleles

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed or Furnished With the Annual Report on Form 10-K for the Year Ended December 31, 2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C., and Boise Land & Timber Corp., as amended by First Amendment to Asset Purchase Agreement dated October 23, 2004, and as further amended by Second Amendment to Asset Purchase Agreement dated October 28, 2004	S-1 Amend. No. 3	333-122770	2.1	5/2/05

2.2	Purchase and Sale Agreement dated December 21, 2004, between Boise Land & Timber Corp., Boise Cascade, Meriwether Investments LLC, Forest Products Holdings, L.L.C., and Forest Capital Partners, LLC	S-1 Amend. No. 3	333-122770	2.2	5/2/05

2.3	Form of Exchange Agreement between Forest Products Holdings, L.L.C., and Boise Cascade	S-1 Amend. No. 6	333-122770	2.4	5/17/05

2.4	Certificate of Conversion from a Domestic Corporation to a Limited Liability Company	8-K	333-122770	2.1	12/27/05

3.1	Certificate of Formation of Boise Cascade Holdings, L.L.C., dated December 20, 2005	8-K	333-122770	3.1	12/27/05

3.2	Operating Agreement of Boise Cascade Holdings, L.L.C.	8-K	333-122770	3.2	12/27/05

3.3	Certificate of Formation of Boise Cascade, L.L.C., dated July 26, 2004	S-4	333-125768	3.3	6/13/05

3.4	Operating Agreement of Boise Cascade, L.L.C., effective September 20, 2004	S-4	333-125768	3.4	6/13/05

3.5	Certificate of Incorporation of Boise Cascade Finance Corporation dated September 15, 2004	S-4	333-125768	3.5	6/13/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.6	Bylaws of Boise Cascade Finance Corporation	S-4	333-125768	3.6	6/13/05

3.7	Amended and Restated Certificate of Incorporation of Boise Land & Timber Holdings Corp. dated October 29, 2004	S-4	333-125768	3.7	6/13/05

3.8	Bylaws of Boise Land & Timber Holdings Corp.	S-4	333-125768	3.8	6/13/05

3.9	Certificate of Incorporation of Boise Land & Timber Corp. dated July 26, 2004	S-4	333-125768	3.9	6/13/05

3.10	Bylaws of Boise Land & Timber Corp.	S-4	333-125768	3.10	6/13/05

3.11	Certificate of Formation of Boise White Paper, L.L.C.	S-4	333-125768	3.11	6/13/05

3.12	Operating Agreement of Boise White Paper, L.L.C., effective September 20, 2004	S-4	333-125768	3.12	6/13/05

3.13	Certificate of Formation of Boise Packaging & Newsprint, L.L.C., dated August 6, 2004	S-4	333-125768	3.13	6/13/05

3.14	Operating Agreement of Boise Packaging & Newsprint, L.L.C., effective September 20, 2004	S-4	333-125768	3.14	6/13/05

3.15	Certificate of Formation of Boise Building Solutions Manufacturing, L.L.C., dated August 6, 2004	S-4	333-125768	3.15	6/13/05

3.16	Operating Agreement of Boise Building Solutions Manufacturing, L.L.C., effective September 20, 2004	S-4	333-125768	3.16	6/13/05

3.17	Certificate of Formation of Boise Building Solutions Distribution, L.L.C., dated August 26, 2004	S-4	333-125768	3.17	6/13/05

3.18	Operating Agreement of Boise Building Solutions Distribution, L.L.C., effective September 20, 2004	S-4	333-125768	3.18	6/13/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.19	Certificate of Amendment to the Certificate of Incorporation of Boise Aviation Holdings, Inc., dated September 8, 2004 (changing name to Boise Building Solutions Manufacturing Holdings Corp.)	S-4	333-125768	3.19	6/13/05

3.20	Bylaws of Boise Building Solutions Manufacturing Holdings Corp.	S-4	333-125768	3.20	6/13/05

3.21	Amended and Restated Certificate of Incorporation of BC Chile Investment Corporation dated October 27, 2004	S-4	333-125768	3.21	6/13/05

3.22	Amended and Restated Bylaws of BC Chile Investment Corporation	S-4	333-125768	3.22	6/13/05

3.23	Amended and Restated Certificate of Incorporation of BC Brazil Investment Corporation dated October 27, 2004	S-4	333-125768	3.23	6/13/05

3.24	Amended and Restated Bylaws of BC Brazil Investment Corporation	S-4	333-125768	3.24	6/13/05

3.25	Certificate of Amendment to the Certificate of Incorporation of Boise Cascade Transportation, Inc., dated September 8, 2004 (changing name to Boise White Paper Holdings Corp.)	S-4	333-125768	3.25	6/13/05

3.26	Bylaws of Boise White Paper Holdings Corp.	S-4	333-125768	3.26	6/13/05

3.27	Amended and Restated Articles of Incorporation to the Certificate of Amendment of Minnesota, Dakota & Western Railway Company dated October 27, 2004	S-4	333-125768	3.27	6/13/05

3.28	Amended and Restated Bylaws of Minnesota, Dakota & Western Railway Company	S-4	333-125768	3.28	6/13/05

3.29	Amended and Restated Certificate of Incorporation of International Falls Power Company dated October 27, 2004	S-4	333-125768	3.29	6/13/05

3.30	Amended and Restated Bylaws of International Falls Power Company	S-4	333-125768	3.30	6/13/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.31	Amended and Restated Certificate of Incorporation of BC China Corporation dated October 27, 2004	S-4	333-125768	3.31	6/13/05

3.32	Amended and Restated Bylaws of BC China Corporation	S-4	333-125768	3.32	6/13/05

3.33	Certificate of Incorporation of Boise Cascade Transportation Holdings Corp. dated September 1, 2004	S-4	333-125768	3.33	6/13/05

3.34	Bylaws of Boise Cascade Transportation Holdings Corp.	S-4	333-125768	3.34	6/13/05

3.35	Amended and Restated Certificate of Incorporation of BCT, Inc., dated October 27, 2004	S-4	333-125768	3.35	6/13/05

3.36	Amended and Restated Bylaws of BCT, Inc.	S-4	333-125768	3.36	6/13/05

3.37	Certificate of Formation of Boise Cascade Aviation, L.L.C., dated August 26, 2004	S-4	333-125768	3.37	6/13/05

3.38	Operating Agreement of Boise Cascade Aviation, L.L.C., effective September 20, 2004	S-4	333-125768	3.38	6/13/05

4.1	Indenture dated October 29, 2004, between Boise Cascade, L.L.C., Boise Cascade Finance Corporation, Boise Cascade Holdings, L.L.C., as Guarantor, the other Guarantors named therein, and U.S. Bank National Association, as Trustee	S-1	333-122770	4.3	2/11/05

4.2	Senior Note Registration Rights Agreement dated October 29, 2004, between Boise Cascade, Boise Cascade Finance Corporation, the Guarantors listed thereto, and the Initial Purchasers named therein	S-1	333-122770	4.4	2/11/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
4.3	Senior Subordinated Note Registration Rights Agreement dated October 29, 2004, between Boise Cascade, Boise Cascade Finance Corporation, the Guarantors listed thereto, and the Initial Purchasers named therein	S-1	333-122770	4.5	2/11/05

9	None

10.1	Additional Consideration Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated) and Boise Cascade	S-1	333-122770	10.1	2/11/05

10.2 (a)	Amended and Restated Paper Purchase Agreement dated April 28, 2004, between Boise White Paper, L.L.C., and Boise Cascade Corporation (now OfficeMax Incorporated), together with the Assignment Assumption and Consent Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	S-1 Amend. No. 1	333-122770	10.2	4/4/05

10.3	Registration Rights Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	S-1	333-122770	10.5	2/11/05

10.4	Amended and Restated Going Public Agreement dated May 17, 2005, between Boise Cascade, Boise Land & Timber Holdings Corp., OfficeMax Incorporated, Kooskia Investment Corporation, and Forest Products Holdings, L.L.C.	S-1 Amend. No. 7	333-122770	10.26	5/18/05

10.5	Rescission Agreement dated December 20, 2005, between Boise Cascade, Boise Land & Timber Holdings Corp., OfficeMax Incorporated, Kooskia Investment Corporation, and Forest Products Holdings, L.L.C.	8-K	333-122770	99.1	12/27/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.6	Credit Agreement dated October 29, 2004, between Boise Cascade Holdings, L.L.C., Boise Land & Timber Holdings Corp., Boise Cascade, L.L.C., Boise Land & Timber Corp., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent	S-1	333-122770	10.6	2/11/05

10.7	Amendment and Restatement Agreement dated April 18, 2005, between Boise Cascade Holdings, L.L.C., Boise Land & Timber Holdings Corp., Boise Cascade, L.L.C., Boise Land & Timber Corp., the Lenders party thereto, and JPMorgan Chase Bank, N.A.	S-1 Amend. No. 3	333-122770	10.7	5/2/05

10.8	Reaffirmation Agreement dated April 18, 2005, between Boise Cascade Holdings, L.L.C., Boise Land & Timber Holdings Corp., Boise Cascade, L.L.C., Boise Land & Timber Corp., and JPMorgan Chase Bank, N.A.	S-1 Amend. No. 3	333-122770	10.8	5/2/05

10.9	Guarantee and Collateral Agreement dated October 29, 2004, between Boise Cascade Holdings, L.L.C., Boise Land & Timber Holdings Corp., Boise Cascade, L.L.C., Boise Land & Timber Corp., certain of the subsidiaries of Boise Cascade, L.L.C., and Boise Land & Timber Corp. as identified therein, and JPMorgan Chase Bank, as Collateral Agent	S-1	333-122770	10.7	2/11/05

10.10	Intercompany Promissory Note dated October 29, 2004, in the original principal amount of $218,670,457.08 made by Boise Land & Timber Corp. in favor of Boise Cascade	S-1	333-122770	10.8	2/11/05

10.11	Intercompany Promissory Note dated February 4, 2005, in the original principal amount of $264,798,660.05 made by Boise Cascade in favor of Boise Land & Timber Corp.	S-1	333-122770	10.9	2/11/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.12	Installment Notes dated October 29, 2004, in original principal amounts totaling $1,635,000,000 made by Boise Land & Timber, L.L.C., and Boise Land & Timber II, L.L.C., each a wholly owned subsidiary of Boise Land & Timber Corp., in favor of each of Boise Cascade Corporation (now OfficeMax Incorporated) and Boise Southern Company	S-1	333-122770	10.10	2/11/05

10.13	Securityholders Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	8-K	333-122770	10.2	8/2/05

10.14	Transfer and Administration Agreement (for securitization of receivables) dated October 26, 2005, between Boise Cascade, several of its subsidiaries including Birch Creek Investments, L.L.C., Bank of America, National Association, Calyon New York Branch, and certain other investors named in such Agreement	8-K	333-122770	10.1	11/1/05

10.15 +	Employment Agreement dated October 29, 2004, between Boise Cascade and W. Thomas Stephens	S-1	333-122770	10.11	2/11/05

10.16 +	Form of Executive Officer Severance Agreement by and between Boise Cascade Corporation (now OfficeMax Incorporated) and each of Miles A. Hewitt, Karen E. Gowland, Judith M. Lassa, Wayne M. Rancourt, and Robert E. Strenge	S-1	333-122770	10.12	2/11/05

10.17 +	Form of Executive Officer Severance Agreement by and between Boise Cascade Corporation (now OfficeMax Incorporated) and each of John W. Holleran, Stanley R. Bell, Thomas E. Carlile, and Thomas A. Lovlien	S-1	333-122770	10.13	2/11/05

10.18 +	Severance Arrangement dated October 27, 2005, between Boise Cascade and John W. Holleran	8-K	333-122770	99.3	11/2/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.19 +	Offer of Future Employment dated October 1, 2005, by Boise Cascade to Alexander Toeldte	8-K	333-122770	10.1	10/6/05

10.20 +	Foreign Service Policy (Relocation) Agreement dated October 1, 2005, between Boise Cascade and Alexander Toeldte	8-K	333-122770	10.2	10/6/05

10.21 +	Severance Agreement dated October 1, 2005, between Boise Cascade and Alexander Toeldte	8-K	333-122770	10.3	10/6/05

10.22 +	Boise Cascade Supplemental Pension Plan, as adopted on October 29, 2004	S-1	333-122770	10.14	2/11/05

10.23 +	Boise Cascade Supplemental Early Retirement Plan for Executive Officers, as adopted on October 29, 2004	S-1	333-122770	10.15	2/11/05

10.24 +	Boise Cascade Supplemental Life Plan, effective October 29, 2004	S-1	333-122770	10.18	2/11/05

10.25 +	Boise Cascade Supplemental Healthcare Plan for Executive Officers, effective October 29, 2004	S-1	333-122770	10.19	2/11/05

10.26 +	Boise Cascade Incentive and Performance Plan, effective October 29, 2004	S-1	333-122770	10.16	2/11/05

10.27 +	Description of 2004 Annual Incentive Awards with respect to Boise Cascade Incentive and Performance Plan	S-1	333-122770	10.20	2/11/05

10.28 +	Form of 2005 Annual Incentive Awards with respect to Boise Cascade Incentive and Performance Plan	S-1 Amend. No. 1	333-122770	10.22	4/4/05

10.29 +	Boise Cascade Deferred Compensation Plan, as amended through October 28, 2005	8-K	333-122770	99.2	11/2/05

10.30 +	Boise Cascade Directors Deferred Compensation Plan, effective January 1, 2006	8-K	333-122770	99.1	11/2/05

10.31 +	Management Equity Agreement dated November 29, 2004, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	S-1 Amend. No. 3	333-122770	10.25	5/2/05

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.32 +	Form of Indemnification Agreement between Boise Cascade and each of its executive officers and directors	S-1 Amend. No. 4	333-122770	10.27	5/11/05

10.33 +	Directors Compensation Summary Sheet	8-K	333-122770	10.1	8/2/05

11	Inapplicable

12	Ratio of Earnings to Fixed Charges					X

13	None

14 (b)	Boise Cascade Code of Ethics

16	None

18	None

21	Boise Cascade Subsidiaries					X

22	Inapplicable

23	Inapplicable

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Cascade					X

33	Inapplicable

34	Inapplicable

35	Inapplicable

99	Financial Statements of Boise Land & Timber Holdings Corp.					X

100	Inapplicable

+                                           Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

(a)            Confidential information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

(b)            Our Code of Ethics can be found on our website (www.bc.com) by clicking on “About Boise” and then “Code of Ethics.”