Form 10-Q
period 2006-03-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2006-05-04
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes ☒     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer  ☐                             Accelerated filer  ☐                          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

As of April 30, 2006, the registrant did not have any voting or nonvoting equity held by nonaffiliates.

The registrant, a limited liability company, has no common stock outstanding. Equity units issued and outstanding on March 31, 2006, were as follows:

Series	Units Outstanding as of March 31, 2006
Series A Common Units	66,000,000
Series B Common Units	547,442,475
Series C Common Units	31,910,860

These units are neither registered nor publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements		1
	Notes to Unaudited Quarterly Consolidated Financial Statements		6
	1.	Basis of Presentation	6
	2.	Purchase of OfficeMax’s Forest Products and Paper Assets	6
	3.	Purchase of Central Texas Corrugated’s Assets	7
	4.	Transactions With Related Parties	8
	5.	Vendor and Customer Rebates and Allowances	9
	6.	Other (Income) Expense, Net	9
	7.	Leases	9
	8.	Income Taxes	10
	9.	Receivables	10
	10.	Inventories	11
	11.	Goodwill and Intangible Assets	11
	12.	Asset Retirement Obligations	12
	13.	Debt	13
	14.	Financial Instruments	15
	15.	Recently Adopted Accounting Standards	17
	16.	Retirement and Benefit Plans	18
	17.	Segment Information	18
	18.	Commitments and Guarantees	20
	19.	Consolidating Guarantor and Nonguarantor Financial Information	20
	20.	Legal Proceedings and Contingencies	30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		30
	Acquisition of Assets from OfficeMax		30
	Effects of the Forest Products Acquisition		31
	Purchase of Central Texas Corrugated’s Assets		31
	Our Segments		32
	Factors That Affect Our Operating Results		33
	Results of Operations		37
	Operational Outlook		41
	Liquidity and Capital Resources		41
	Contractual Obligations		45
	Off-Balance-Sheet Activities		45
	Guarantees		45
	Inflationary and Seasonal Influences		45
	Environmental		45
	Collective Bargaining Agreements		45
	Critical Accounting Estimates		46

Item 3.	Quantitative and Qualitative Disclosures About Market Risks		46

Item 4.	Controls and Procedures		48

PART II—OTHER INFORMATION			50
Item 1.	Legal Proceedings		50

Item 1A.	Risk Factors		50

Item 1B.	Unresolved Staff Comments		50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		51

Item 3.	Defaults Upon Senior Securities		51

Item 4.	Submission of Matters to a Vote of Securityholders		51

Item 5.	Other Information		51

Item 6.	Exhibits		51

All reports we file with the Securities and Exchange Commission (SEC) are available free of charge via Electronic Data Gathering Analysis and Retrieval (EDGAR) through the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.bc.com as soon as reasonably practicable after filing such material with the SEC.

ii

PART 1—FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31
	2006	2005
	(thousands)
Sales
Trade	$1,337,498	$1,281,935
Related parties	132,765	150,336
	1,470,263	1,432,271

Costs and expenses
Materials, labor, and other operating expenses	1,312,722	1,220,658
Fiber costs from related parties	—	17,609
Depreciation, amortization, and depletion	36,657	30,637
Selling and distribution expenses	71,077	62,336
General and administrative expenses	21,462	19,204
Other (income) expense, net	(2,125)	127
	1,439,793	1,350,571

Income from operations	30,470	81,700

Foreign exchange gain (loss)	379	(793)
Change in fair value of interest rate swaps	—	15,200
Interest expense	(30,176)	(32,079)
Interest income	604	1,350
	(29,193)	(16,322)

Income before income taxes	1,277	65,378
Income tax provision	(1,218)	(639)
Net income	$59	$64,739

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	March 31, 2006	December 31, 2005
	(thousands)
ASSETS

Current
Cash and cash equivalents	$138,346	$88,171
Receivables
Trade, less allowances of $2,192 and $1,947	408,965	338,821
Related parties	43,984	43,010
Other	17,347	20,980
Inventories	655,683	633,783
Other	11,854	10,694
	1,276,179	1,135,459

Property
Property and equipment
Land and land improvements	73,267	79,420
Buildings and improvements	224,761	226,232
Machinery and equipment	1,347,500	1,331,292
	1,645,528	1,636,944

Accumulated depreciation	(173,119)	(139,890)
	1,472,409	1,497,054
Fiber farms and timber deposits	40,183	52,236
	1,512,592	1,549,290

Deferred financing costs	36,078	37,778
Goodwill	22,147	15,101
Intangible assets	40,332	31,804
Other assets	54,641	44,231
Total assets	$2,941,969	$2,813,663

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2006	December 31, 2005
	(thousands, except for equity units)
LIABILITIES AND CAPITAL

Current
Accounts payable	$396,551	$383,207
Accrued liabilities
Compensation and benefits	98,629	106,289
Interest payable	17,870	10,630
Other	46,547	46,244
	559,597	546,370

Debt
Long-term debt	1,458,200	1,365,800
Note payable to related party, net	276,134	270,854
	1,734,334	1,636,654
Other
Compensation and benefits	126,588	121,269
Other long-term liabilities	35,176	31,937
	161,764	153,206

Redeemable equity units
Series B equity units – 17,085,874 and 17,296,624 units outstanding	9,383	9,508
Series C equity units – 31,910,860 and 32,173,830 units outstanding	3,838	2,904
	13,221	12,412

Commitments and contingent liabilities

Capital
Series A equity units – no par value; 66,000,000 units authorized and outstanding	40,672	39,885
Series B equity units – no par value; 550,000,000 and 549,000,000 units authorized; 530,356,601 and 530,356,601 units outstanding	424,451	417,601
Series C equity units – no par value; 44,000,000 and 38,165,775 units authorized	7,930	7,535
Total capital	473,053	465,021
Total liabilities and capital	$2,941,969	$2,813,663

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31
	2006	2005
	(thousands)
Cash provided by (used for) operations
Net income	$59	$64,739
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other costs	38,380	34,159
Related-party interest expense	5,417	3,123
Pension and other postretirement benefit expense	7,417	7,130
Gain on changes in retiree healthcare programs	(3,741)	—
Change in fair value of interest rate swaps	—	(15,200)
Management equity units expense	934	782
Loss on sale of assets	1,618	—
Other	576	793
Decrease (increase) in working capital, net of acquisitions
Receivables	(55,939)	(91,490)
Inventories	(16,041)	(52,836)
Accounts payable and accrued liabilities	27,965	73,732
Pension and other postretirement benefit payments	(346)	(145)
Other	5,003	922
Cash provided by operations	11,302	25,709

Cash provided by (used for) investment
Expenditures for property and equipment	(36,508)	(33,532)
Acquisitions of businesses and facilities	(42,589)	—
Sales of assets	27,249	—
Repayment of note receivable from related party, net	—	157,509
Other	(1,394)	(1,991)
Cash provided by (used for) investment	(53,242)	121,986

Cash provided by (used for) financing
Issuances of long-term debt	150,000	—
Payments of long-term debt	(57,600)	(412,000)
Tax distributions to members	—	(9,425)
Note payable to related party, net	(137)	253,000
Other	(148)	(541)
Cash provided by (used for) financing	92,115	(168,966)

Increase (decrease) in cash and cash equivalents	50,175	(21,271)

Balance at beginning of the period	88,171	163,345

Balance at end of the period	$138,346	$142,074

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2004	66,000	$36,868	530,357	$322,718	—	$—	$359,586

Net income (a)	—	—	—	121,367	—	—	121,367
Other comprehensive income (a) (b)
Cash flow hedges	—	—	—	7,269	—	—	7,269
Minimum pension liability adjustment	—	—	—	(58)	—	—	(58)
Paid-in-kind dividend	—	3,017	—	(3,017)	—	—	—
Tax distributions to members	—	—	—	(23,143)	—	—	(23,143)
Allocation of profit interest to Series C equity units	—	—	—	(7,535)	—	7,535	—
Balance at December 31, 2005 (c)	66,000	39,885	530,357	417,601	—	7,535	465,021

Net income (a)	—	—	—	59	—	—	59
Other comprehensive income (a) (b)
Cash flow hedges	—	—	—	7,973	—	—	7,973
Paid-in-kind dividend	—	787	—	(787)	—	—	—
Allocation of profit interest to Series C equity units	—	—	—	(395)	—	395	—
Balance at March 31, 2006 (c)	66,000	$40,672	530,357	$424,451	—	$7,930	$473,053

(a)           Total comprehensive income for the three months ended March 31, 2006 and 2005, was $8.0 million and $65.9 million, respectively.

(b)           Total other comprehensive income for the three months ended March 31, 2006 and 2005, was $8.0 million and $1.2 million, respectively.

(c)           Accumulated other comprehensive income at March 31, 2006, and December 31, 2005, was $21.4 million and $13.5 million, respectively.

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1.             Basis of Presentation

As used in these consolidated financial statements, the terms “Boise” and “we” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries and their predecessors in interest. Our operations began on October 29, 2004, when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the names “Boise” and “Boise Cascade” as part of the Forest Products Acquisition. We acquired OfficeMax’s forest products and paper assets, other than its timberland operations, for an aggregate purchase price of $2.2 billion, including approximately $140 million of related fees and expenses. Concurrently with the Forest Products Acquisition, Boise Land & Timber Holdings Corp. (Timber Holdings), an entity that is majority-owned by our majority owner, Forest Products Holdings, L.L.C. (FPH), acquired OfficeMax’s timberland operations.

We are a diversified North American paper and forest products company headquartered in Boise, Idaho. We operate our business in the following five reportable segments: Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. See Note 17, Segment Information, for additional information about our reportable segments.

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. Net income for the three months ended March 31, 2006 and 2005, involved estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year.

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform with the current period’s presentation. These reclassifications did not affect net income.

2.             Purchase of OfficeMax’s Forest Products and Paper Assets

On October 29, 2004, we acquired OfficeMax’s forest products and paper assets, other than its timberland operations, for an aggregate purchase price of $2.2 billion, including approximately $140 million of related fees and expenses (the Forest Products Acquisition). See Note 2, Purchase of OfficeMax’s Forest Products and Paper Assets, of the Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements and Supplementary Data” of our 2005 Annual Report on Form 10-K for more information about our purchase of OfficeMax’s forest products and paper assets.

We accounted for the Forest Products Acquisition using the purchase method of accounting. We allocated the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. See Note 11, Goodwill and Intangible Assets, for more information.

Restructuring Activities

In connection with the Forest Products Acquisition, we evaluated the acquired facilities and organizational structure. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, exit activities related to the Forest Products Acquisition increased goodwill. We had one year from the acquisition date to develop our restructuring plans and adjust goodwill.

At March 31, 2006, approximately $2.7 million of the restructuring reserve was related to severance costs and was included in “Accrued liabilities, Compensation and benefits,” and $0.1 million was included in “Accrued liabilities, Other.” Most of the severance costs related to costs for 350 employees. At March 31, 2006, we had terminated approximately 320 employees. Of the $2.8 million remaining restructuring reserve, $1.7 million is recorded in our Paper segment, and $1.1 million is in Corporate and Other. Most of the remaining costs will be paid during 2006. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total
	(thousands)

2004 restructuring reserve	$13,768	$501	$14,269
Charges against reserve	(1,012)	(1)	(1,013)
Restructuring reserve at December 31, 2004	12,756	500	13,256

Additions to restructuring reserve	6,913	221	7,134
Charges against reserve	(16,162)	(593)	(16,755)
Restructuring reserve at December 31, 2005	3,507	128	3,635

Charges against reserve	(870)	(10)	(880)
Restructuring reserve at March 31, 2006	$2,637	$118	$2,755

3.                                      Purchase of Central Texas Corrugated’s Assets

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses, but before working capital adjustments. In February 2006, we paid $42.6 million of cash for the acquisition, which is net of a $2.0 million holdback that is payable in five years. We recorded the $1.2 million discounted holdback in “Other long-term liabilities” on our Consolidated Balance Sheet. CTC manufactures corrugated sheets that it sells primarily to regional independents and full-line container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes.

We accounted for the acquisition using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of February 1, 2006. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

February 1, 2006
(thousands)

Current assets	$16,407
Property and equipment	15,368
Goodwill	7,046
Intangible assets	9,400
Other assets	66
Assets acquired	48,287

Current liabilities	4,438
Liabilities assumed	4,438

Net assets acquired	$43,849

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. We recorded $7.0 million of goodwill in our Packaging & Newsprint segment.

The amount allocated to intangible assets was attributed to the following categories of intangibles:

February 1, 2006
(thousands)

Trade names	$1,800
Customer relationships	6,400
Noncompete agreements	1,200
$9,400

Intangible assets are amortized over their expected useful lives. The trade name asset represents the fair value of the Central Texas Corrugated name and is amortized over five years. Customer relationships are amortized over ten years, and the noncompete agreements are amortized over four years.

Pro forma results of operations have not been presented because the effects of the acquisition were not material.

4.             Transactions With Related Parties

At March 31, 2006, and December 31, 2005, we had a $276.1 million and a $270.9 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on the Consolidated Balance Sheets. For more information, see Note 13, Debt. Also included in “Note payable to related party, net” was $24.3 million and $18.9 million of accrued interest expense at March 31, 2006, and December 31, 2005.

During each of the periods presented, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the three months ended March 31, 2006 and 2005, sales to OfficeMax were $132.8 million and $150.3 million, respectively. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income. Sales to OfficeMax represent a concentration in the volume of business transacted and the revenue generated from these transactions. Apart from these sales, concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are sold, as well as their dispersion across many geographic areas.

For the three months ended March 31, 2005, we purchased fiber from related parties at prices that approximated market prices. During the three months ended March 31, 2005, fiber purchases from Boise Land & Timber Corp., a subsidiary of Timber Holdings, were $17.6 million. The costs associated with these purchases are recorded as “Fiber costs from related parties” in the Consolidated Statement of Income. On February 4, 2005, Timber Holdings sold all of its timberlands.

The asset purchase agreement entered into in connection with the purchase of OfficeMax’s forest products and paper assets contains customary representations, warranties, and covenants, including an obligation by OfficeMax to indemnify us for breaches of representations, warranties, and covenants. OfficeMax’s indemnification obligations with respect to such breaches generally survive until April 29, 2006, with indemnification obligations with respect to breaches relating to employee and environmental law matters surviving until October 29, 2009. OfficeMax’s indemnification obligations for breaches of representations, warranties, and covenants are, with certain exceptions, subject to a deductible of $20.7 million and an aggregate cap of $248.9 million. We are also indemnified with respect to certain pre-Forest Products Acquisition liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities.

During the three months ended March 31, 2006 and 2005, we paid FPH zero and $7.5 million. In 2005, FPH in turn paid $6.7 million to Madison Dearborn Partners (MDP), our equity sponsor, and $0.8 million to management investors. We also paid $1.9 million to OfficeMax. These payments represented cash paid to fund their tax obligations related to their investments in us.

5.             Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2006, and December 31, 2005, we had $2.4 million and $3.6 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

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

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. At March 31, 2006, and December 31, 2005, we had $19.2 million and $23.7 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on the Consolidated Balance Sheets.

6.             Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows:

	Three Months Ended March 31
	2006	2005
	(thousands)

Changes in retiree healthcare programs (a)	$(3,741)	$—
Loss on sales of assets, net (b)	1,585	219
Other, net	31	(92)
	$(2,125)	$127

(a)                                  During the three months ended March 31, 2006, we communicated to our hourly employees at our St. Helens, Oregon, pulp and paper mill, and our Salem, Oregon, converting operations, changes to our retiree healthcare programs. We discontinued healthcare coverage for post-65 retirees and eliminated the company subsidy for some of our pre-65 hourly retirees. As a result of this change, we recorded a $3.7 million gain in our Consolidated Statement of Income for the three months ended March 31, 2006.

(b)                                 Includes a $1.6 million loss related to the sale of our headquarters building in Boise, Idaho.

7.             Leases

We did not have any capital leases during any of the periods presented. We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was as follows:

	Three Months Ended March 31
	2006	2005
	(thousands)

Rental expense	$5,045	$4,393

Sublease rental income was not material in any of the periods presented. For operating leases with remaining terms of more than one year, the minimum lease payment requirements are $11.8 million for the remainder of 2006, $15.1 million in 2007, $13.7 million in 2008, $12.5 million in 2009, and $12.2 million in 2010, with total payments thereafter of $63.5 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

In first quarter 2006, we sold our headquarters building in Boise, Idaho, for $27.2 million, net of related fees and expenses, and recognized a $1.6 million loss recorded in “Other (income) expense, net” in our Consolidated Statement of Income. The proceeds were used to pay down our Tranche D term loan, which decreased payments due in 2011 by that amount. In connection with the sale, we leased back 65% of the building over a staggered lease term of ten to 12 years. The lease is accounted for as an operating lease. The minimum lease payment requirements related to the transaction are included in the minimum lease payments disclosed above.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging eight years, with fixed payment terms similar to those in the original lease agreements.

8.             Income Taxes

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal income taxation. The taxes in respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of Boise and affiliates to pay these taxes. For the three months ended March 31, 2006 and 2005, we made zero and $9.4 million of cash distributions, respectively, to permit our equity holders to pay these taxes. Of the $9.4 million of tax distributions paid in 2005, we paid $7.5 million to FPH. FPH in turn paid $6.7 million to MDP, our equity sponsor who controls FPH, and $0.8 million to management investors. We also paid $1.9 million to OfficeMax. Both our senior credit facilities and the indenture governing our notes permit these distributions.

For the three months ended March 31, 2006, we received $5.7 million of federal and state income tax refunds as a result of rescinding our C corporation status in fourth quarter 2005. The refunds received were offset in part by $1.3 million of taxes paid by our taxable corporations. For the same period in 2005, income taxes paid, net of refunds received, by our taxable corporations were $187,000.

During the three months ended March 31, 2006 and 2005, our effective tax rates for our taxable corporations were 42.0% and 44.1%.

9.             Receivables

We have a large, diversified customer base. A large portion of our uncoated free sheet and office paper sales volume is to OfficeMax. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement, whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. Sales to OfficeMax and Abitibi-

Consolidated represent concentrations in the volumes of business transacted and concentrations of credit risk.

A large portion of our receivables are used to secure our borrowings under the accounts receivable securitization program described in Note 13, Debt.

10.          Inventories

Inventories include the following:

	March 31, 2006	December 31, 2005
	(thousands)

Finished goods and work in process	$441,748	$414,035
Logs	38,214	62,839
Other raw materials and supplies	175,721	156,909
	$655,683	$633,783

11.          Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. These intangible assets are discussed in detail below. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2005 and determined that there was no impairment.

We account for acquisitions using the purchase method of accounting. As a result, we allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition. In accordance with SFAS No. 141, Business Combinations, we have one year from the purchase date to record changes in estimates of the fair value of assets acquired and liabilities assumed.

Changes in the carrying amount of our goodwill by segment are as follows:

	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(thousands)

Balance at December 31, 2005	$5,593	$6,577	$1,341	$1,590	$—	$15,101

Goodwill acquired during the period (Note 3)	—	—	—	7,046	—	7,046
Balance at March 31, 2006	$5,593	$6,577	$1,341	$8,636	$—	$22,147

Intangible assets represent the values assigned to trade names and trademarks, customer relationships, noncompete agreements, and technology. The Central Texas Corrugated trade name is amortized over five years. All other trade names and trademark assets have an indefinite life and are not amortized. Customer relationships are amortized over five to ten years, noncompete agreements are amortized over four years, and technology is amortized over three to five years. Intangible assets consisted of the following:

	Three Months Ended March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$24,600	$(60)	$24,540
Customer relationships	13,200	(2,082)	11,118
Noncompete agreements	1,200	(51)	1,149
Technology	5,080	(1,555)	3,525
	$44,080	$(3,748)	$40,332

	Year Ended December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$22,800	$—	$22,800
Customer relationships	6,800	(1,588)	5,212
Technology	5,080	(1,288)	3,792
	$34,680	$(2,876)	$31,804

Intangible asset amortization expense was $0.9 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. The estimated amortization expense is $3.0 million for the remainder of 2006, $4.5 million, $4.3 million, $3.3 million, $0.9 million, and $0.5 million in 2007, 2008, 2009, 2010, and 2011, respectively.

12.          Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of Financial Accounting Standards Board (FASB) Statement No. 143. We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. On a pro forma basis, if the provisions of FIN No. 47 had been in effect during all of 2005, our net income would not have changed materially.

At March 31, 2006, and December 31, 2005, we had $12.6 million and $11.5 million of asset retirement obligations recorded in “Other, Other long-term liabilities,” on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the three months ended March 31, 2006, and for the year ended December 31, 2005:

	March 31, 2006	December 31, 2005
	(thousands)

Asset retirement obligation at beginning of period	$11,484	$10,286
Liabilities incurred	859	—
Net transition adjustment	—	485
Accretion expense	259	789
Payments	(32)	(76)
Asset retirement obligation at end of year	$12,570	$11,484

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

13.          Debt

At March 31, 2006, and December 31, 2005, our long-term debt consisted of the following:

	March 31, 2006	December 31, 2005
	(thousands)

Revolving credit facility, due 2010	$—	$—
Tranche D term loan, due 2011	608,200	635,800
Senior unsecured floating-rate notes, due 2012	250,000	250,000
7.125% senior subordinated notes, due 2014	400,000	400,000
Borrowings secured by receivables	200,000	80,000
	1,458,200	1,365,800
Note payable to related party, net, due 2015	276,134	270,854
	$1,734,334	$1,636,654

Senior Secured Credit Facilities

Boise Cascade, L.L.C. (Boise LLC) and affiliates have a $475.0 million senior secured revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). These borrowings represent our senior secured credit facilities (the Facilities).

Our revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At March 31, 2006, we had no borrowings outstanding under our revolving credit facility; however, $60.4 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $414.6 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the three months ended March 31, 2006, and the year ended December 31, 2005, the average interest rate for our borrowings under the revolver was 6.1% and 5.1%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $30.0 million during the three months ended March 31, 2006. During the three months ended March 31, 2005, we had no borrowings on the revolver. The weighted average amounts of borrowings outstanding under the revolver during the three months ended March 31, 2006 and 2005, were $2.3 million and zero. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At March 31, 2006, and December 31, 2005, we had $608.2 million and $635.8 million outstanding under the Tranche D term loan, and our borrowing rates were 6.7% and 5.8%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.75% or the federal funds effective rate plus 1.25% or (ii) LIBOR plus 1.75%. As a result of a $200.0 million prepayment in October 2005, we are not required to make scheduled principal payments on the Tranche D term loan until 2011, at which time the principal balance of $608.2 million is due. However, during the three months ended March 31, 2006, we prepaid $27.6 million on our Tranche D term loan, primarily with the proceeds from the sale of our headquarters building in Boise, Idaho.

Borrowings under the Facilities are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At March 31, 2006, and December 31, 2005, our borrowing rates for the $250.0 million senior unsecured floating-rate notes were 7.5% and 7.0%.

Borrowings Secured by Receivables

On October 26, 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a fully consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At March 31, 2006, and December 31, 2005, we had $200.0 million and $80.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At March 31, 2006, and December 31, 2005, the interest rates for borrowings secured by receivables were 4.8% and 4.3%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and cannot exceed $250 million. The accounts receivable securitization program contains the same financial covenants as our senior secured credit facilities.

Note Payable to Related Party, Net

At March 31, 2006, we had a $276.1 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on our Consolidated Balance Sheet. The amount of this note payable was $270.9 million at December 31, 2005. The note is subject to adjustment based on transactions between the subsidiary and us. Our borrowing rate under the note is 8%, and the note matures February 4, 2015. Included in “Note payable to related party, net” was $24.3 million and $18.9 million of accrued interest expense related to the note at March 31, 2006, and December 31, 2005, respectively. Timber Holdings is a guarantor of our debt, see Note 19, Consolidating Guarantor and Nonguarantor Financial Information.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us an effective interest rate on all of our variable-rate debt of 5.5% and 5.3% at March 31, 2006, and December 31, 2005, respectively. For additional information on our interest rate swaps, see Note 14, Financial Instruments.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the terms of the loans, which range from six to ten years. At March 31, 2006, and December 31, 2005, we had $36.1 million and $37.8 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan, in second quarter 2005, we recorded a $43.0 million charge for the write-off of the deferred financing costs.

At March 31, 2006, and December 31, 2005, our average effective interest rates, including the effect of our interest rate swaps, on all of our debt except for our note payable to related party, net, were 6.0% and 5.8%.

For the three months ended March 31, 2006 and 2005, cash payments for interest, net of interest capitalized, were $15.8 million and $18.9 million, respectively.

14.          Financial Instruments

We are exposed to risks such as changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged item, as well as our risk management objectives and strategy for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in current income (loss).

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. Fair value of these instruments is determined through our use of valuation professionals. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income,” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income. The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in current income (loss) in the period in which changes in fair value occur.

The gain or loss on derivatives that have not been designated as hedging instruments is included in current income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At March 31, 2006, the estimated current market value of our fixed-rate debt, including our note payable to related party, based on then-current interest rates for similar obligations with like maturities, was approximately $21.8 million less than the amount reported on our Consolidated Balance Sheet.

Our obligations under our senior secured credit facilities and senior notes expose us to changes in short-term interest rates since interest rates on this debt are variable. In November 2004, we entered into four interest rate swaps with a total notional amount of $550 million to hedge the exposure to interest rate fluctuations associated with our Tranche B term loan (which was paid in full in April 2005). The swaps on $300 million of our Tranche B term loan were fixed at an average pay rate of 3.3% and expire in December 2007, while the swaps on $250 million of our Tranche B term loan were fixed at an average pay rate of 3.5% and expire in December 2008. With the anticipated repayment of the Tranche B term loan, these interest rate swaps were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. In second quarter 2005, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under the Facilities, and prior to the redesignation, recognized $5.3 million of noncash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss. The net $9.9 million of value that was recorded in “Other assets” on our Consolidated Balance Sheet results in higher interest expense over the remaining life of the interest rate swaps. The four interest rate swaps with a total notional amount of $550 million gave us effective interest rates of 5.3% and 4.9% on that debt at March 31, 2006, and December 31, 2005, respectively. Changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. Ineffectiveness related to the redesignated hedges was not significant. At March 31, 2006, and December 31, 2005, the fair market values of these instruments were $20.0 million and $16.9 million, respectively, which we recorded in “Other assets” on our Consolidated Balance Sheets.

In November 2004, we also entered into two 3.7% interest rate swaps with an aggregate notional amount of $250 million to hedge the exposure to floating-rate interest rate risks associated with our senior unsecured floating-rate notes, which gave us effective interest rates on that debt of 6.6% at both March 31, 2006, and December 31, 2005. These swaps expire in October 2009. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. There was no ineffectiveness related to these hedges. At March 31, 2006, and December 31, 2005, the fair market values of these instruments were $12.2 million and $9.3 million, which we recorded in “Other assets” on our Consolidated Balance Sheets.

For the three months ended March 31, 2006, amounts reclassified to “Interest expense” for all of our cash flow hedges decreased interest expense $2.1 million, compared with a $1.9 million increase in interest expense for the same period in 2005. At March 31, 2006, assuming no change in interest rates, $7.1 million would be reclassified as a decrease in interest expense during the remainder of 2006.

In April 2006, we unwound our 3.3% $300 million interest rate swap agreements that hedged our exposure to interest rate fluctuations associated with our Facilities. In addition, we reset the fixed interest rate we pay on the remaining $250 million of interest rate swap agreements under our Facilities from 3.5% to 4.75%, and reset the fixed interest rate we pay on $250 million of interest rate swap agreements related to our senior unsecured floating-rate notes to 4.75%, up from the previous 3.7% rate. In exchange for such terminations and rate resets, we received $25.6 million, which will be used for general corporate purposes. We will reclassify the $25.6 million out of “Accumulated other comprehensive income” as a reduction of interest expense over the periods the previously hedged interest payments affect earnings.

Energy Risk

We enter into natural gas swaps to hedge the variable cash flow risk of natural gas purchases to a fixed price. As of March 31, 2006, we had entered into swap agreements to hedge the variable cash flow risk of natural gas purchases for the period of April 2006 through February 2007. We designated all of the swaps as cash flow hedges. Accordingly, changes in the fair value of these swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Materials, labor, and other operating expenses” in our Consolidated Statement of Income as natural gas was consumed. Amounts reclassified in the three months ended March 31, 2006, increased “Materials, labor, and other operating expenses” $0.2 million. Assuming no change in natural gas prices, $0.2 million would be reclassified as an increase in “Materials, labor, and other operating expenses” during the remainder of 2006. At March 31, 2006, we recorded the $1.0 million fair market value of these instruments in “Receivables, Other” on our Consolidated Balance Sheet. At December 31, 2005, we recorded a $0.1 million liability related to these instruments in “Accrued liabilities, Other.” Ineffectiveness related to these hedges was not significant.

Foreign Currency Risk

We occasionally enter into foreign exchange contracts to hedge against fluctuations in foreign currency exchange rates. These contracts allow us to hedge certain transactions, including purchases denominated in foreign currencies, which allows us to manage the volatility associated with these transactions and to protect us from currency fluctuations between the contract date and ultimate settlement of the hedged transaction. As of March 31, 2006, we had no foreign exchange contracts outstanding.

In April 2006, we entered into a series of forward foreign exchange contracts to hedge our commitment to purchase capital equipment denominated in euros. These contracts are for a total amount of 12.4 million euros with settlement dates beginning in April 2006 and extending through April 2007. We are accounting for this as a fair value hedge, and we will recognize any gains or losses from remeasuring the forward contract at fair value in the Consolidated Statement of Income (Loss). We will also adjust the commitment for the capital equipment purchase for any gains or losses attributable to fluctuations in foreign currency exchange rates.

15.          Recently Adopted Accounting Standards

Recently Adopted Accounting Standards

In February 2006, the FASB issued FASB Staff Position (FSP) No. SFAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. SFAS 123(R)-4 requires companies to assess the probability that a contingent cash settlement event will occur when it determines the classification of options or other similar instruments issued as part of employee compensation arrangements. Because Forest Products Holdings, our equity sponsor’s, redemption and the expected parallel redemptions of the Series B and Series C equity units granted to our employees under the Management Equity Agreement are a contingent event outside employees’ control and not currently deemed probable of occurring, we account for the units using equity plan accounting in accordance with SFAS 123(R)-4.

In September 2005, the FASB’s EITF reached a consensus on EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty. The consensus identifies circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. We adopted this standard effective January 2006, and it required us to report our inventory buy/sell transactions in our Packaging & Newsprint and Paper segments on a net basis in our Consolidated Statement of Income. Previously, in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, we recorded sales and purchases related to our inventory buy/sell arrangements on a gross basis. This consensus had no impact on net income. Had this consensus previously been in effect, it would have reduced sales $21.1 million for the three months ended March 31, 2005, and would have reduced “Materials, labor, and other operating expenses” by about the same amount. In accordance with the provisions of EITF 04-13, prior period financial information has not been reclassified to conform with the current period’s presentation.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143. FIN No. 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN No. 47 in December 2005, and it did not have a material impact on our financial position or results of operations. For more information, see Note 12, Asset Retirement Obligations.

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

16.          Retirement and Benefit Plans

The following table presents the components of net periodic pension and postretirement benefit costs in accordance with revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits:

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2006	2005	2006	2005
	(thousands)

Service cost	$6,219	$6,363	$53	$159
Interest cost	8,446	7,703	95	269
Expected return on plan assets	(8,555)	(7,585)	—	—
Recognized actuarial loss	69	94	—	—
Amortization of prior service costs and other	112	—	—	—
Plan settlement/curtailment expense	821	—	—	—
Company-sponsored plans	7,112	6,575	148	428
Multiemployer pension plans	157	127	—	—
Net periodic benefit cost	$7,269	$6,702	$148	$428

In 2006, we are not required to make a minimum contribution to our pension plans; however, we may elect to make voluntary contributions.

17.          Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 16 of “Item 8.  Consolidated Financial Statements and Supplementary Data” in our 2005 Annual Report on Form 10-K.

An analysis of our operations by segment is as follows:

Three Months Ended March 31, 2006	Sales					Income (Loss) Before Taxes		Depreciation, Amortization, and Depletion	EBITDA (d)
	Trade	Related Parties	Intersegment	Total
	(millions)

Building Materials Distribution	$761.8	$—	$—	$761.8		$18.6		$2.4	$20.9
Wood Products	186.0	—	126.6	312.6		18.8		6.3	25.1
Paper	225.8	132.8	11.8	370.4		(2.6)		14.6	12.1
Packaging & Newsprint	159.0	—	19.8	178.8	(a)	2.3		12.1	14.4
Corporate and Other	4.9	—	11.0	15.9		(6.2	) (b)	1.3	(5.0	)(b)
	1,337.5	132.8	169.2	1,639.5		30.9		36.7	67.5
Intersegment eliminations	—	—	(169.2)	(169.2)		—		—	—
Interest expense	—	—	—	—		(30.2)		—	—
Interest income	—	—	—	—		0.6		—	—
	$1,337.5	$132.8	$—	$1,470.3		$1.3		$36.7	$67.5

Three Months Ended March 31, 2005	Sales				Income (Loss) Before Taxes	Depreciation, Amortization, and Depletion	EBITDA (d)
	Trade	Related Parties	Intersegment	Total
	(millions)

Building Materials Distribution	$696.2	$—	$—	$696.2	$24.4	$2.0	$26.4
Wood Products	207.8	—	114.6	322.4	33.1	5.3	38.4
Paper	195.8	150.3	11.7	357.8	29.2	13.0	42.2
Packaging & Newsprint	174.5	—	19.3	193.8	4.5	9.2	13.7
Corporate and Other	7.7	—	11.7	19.4	(10.3)	1.1	(9.2)
	1,282.0	150.3	157.3	1,589.6	80.9	30.6	111.5
Intersegment eliminations	—	—	(157.3)	(157.3)	—	—	—
Change in fair value of interest rate swaps (c)	—	—	—	—	15.2	—	—
Interest expense	—	—	—	—	(32.1)	—	—
Interest income	—	—	—	—	1.4	—	—
	$1,282.0	$150.3	$—	$1,432.3	$65.4	$30.6	$111.5

(a)                                  Includes the impact of adopting EITF 04-13 effective January 1, 2006, which required us to report our inventory buy/sell transactions with the same counterparty on a net basis. See Note 15, Recently Adopted Accounting Standards.

(b)                                 Includes a $3.7 million gain for changes in our retiree healthcare programs and a $1.6 million loss related to the sale of our headquarters building.

(c)           Represents a $15.2 million gain for the change in the fair value of our interest rate swaps.

(d)                                 EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting practices (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA:

	Three Months Ended March 31
	2006	2005
	(millions)

Net income	$0.1	$64.7
Change in fair value of interest rate swaps	—	(15.2)
Interest expense	30.2	32.1
Interest income	(0.6)	(1.4)
Income tax provision	1.2	0.7
Depreciation, amortization, and depletion	36.7	30.6
EBITDA	$67.5	$111.5

18.          Commitments and Guarantees

Commitments

As discussed in Notes 1, 6, and 11 of “Item 8.  Consolidated Financial Statements and Supplementary Data” in our 2005 Annual Report on Form 10-K, we have commitments for timber contracts, leases, and long-term debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. Except as disclosed below, at March 31, 2006, there have been no material changes to our contractual obligations outside the normal course of business.

During the three months ended March 31, 2006, we increased the amount of borrowings secured under our accounts receivable securitization program from $80.0 million at December 31, 2005, to $200.0 million at March 31, 2006. Additionally, we paid $27.6 million on our Tranche D term loan, primarily with the proceeds from the sale of our headquarters building.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 17, Commitments and Guarantees, of “Item 8.  Consolidated Financial Statements and Supplementary Data” in our 2005 Annual Report on Form 10-K, describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. There have been no material changes to the guarantees disclosed in our 2005 Annual Report on Form 10-K.

19.          Consolidating Guarantor and Nonguarantor Financial Information

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

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,326,299	$11,199	$—	$1,337,498
Intercompany	—	856	1,233	19,689	(21,778)	—
Related parties	—	—	132,765	—	—	132,765
	—	856	1,460,297	30,888	(21,778)	1,470,263

Costs and expenses
Materials, labor, and other operating expenses	—	(385)	1,302,400	26,470	(15,763)	1,312,722
Depreciation, amortization, and depletion	—	966	34,686	1,005	—	36,657
Selling and distribution expenses	—	—	70,468	609	—	71,077
General and administrative expenses	—	9,093	17,817	567	(6,015)	21,462
Other (income) expense, net	—	(2,062)	(940)	877	—	(2,125)
	—	7,612	1,424,431	29,528	(21,778)	1,439,793

Income (loss) from operations	—	(6,756)	35,866	1,360	—	30,470

Foreign exchange gain (loss)	—	(742)	(23)	1,144	—	379
Interest expense	—	(28,169)	—	(2,007)	—	(30,176)
Interest expense—intercompany	—	(109)	—	(4,409)	4,518	—
Interest income	—	533	58	13	—	604
Interest income—intercompany	—	47	4,471	—	(4,518)	—
	—	(28,440)	4,506	(5,259)	—	(29,193)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(35,196)	40,372	(3,899)	—	1,277
Income tax (provision) benefit	—	(2)	(1,216)	—	—	(1,218)

Income (loss) before equity in net income (loss) of affiliates	—	(35,198)	39,156	(3,899)	—	59

Equity in net income (loss) of affiliates	59	35,257	—	—	(35,316)	—
Net income (loss)	$59	$59	$39,156	$(3,899)	$(35,316)	$59

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,269,964	$11,971	$—	$1,281,935
Intercompany	—	—	—	12,603	(12,603)	—
Related parties	—	—	150,336	—	—	150,336
	—	—	1,420,300	24,574	(12,603)	1,432,271

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,208,355	24,906	(12,603)	1,220,658
Fiber costs from related parties	—	—	17,609	—	—	17,609
Depreciation, amortization, and depletion	—	722	29,147	768	—	30,637
Selling and distribution expenses	—	—	61,869	467	—	62,336
General and administrative expenses	—	9,128	10,076	—	—	19,204
Other (income) expense, net	—	40	(782)	869	—	127
	—	9,890	1,326,274	27,010	(12,603)	1,350,571

Income (loss) from operations	—	(9,890)	94,026	(2,436)	—	81,700

Foreign exchange gain (loss)	—	200	(104)	(889)	—	(793)
Change in fair value of interest rate swaps	—	15,200	—	—	—	15,200
Interest expense	—	(32,078)	—	(1)	—	(32,079)
Interest expense—intercompany	—	(3)	—	(114)	117	—
Interest income	—	1,272	68	10	—	1,350
Interest income—intercompany	—	100	17	—	(117)	—
	—	(15,309)	(19)	(994)	—	(16,322)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(25,199)	94,007	(3,430)	—	65,378
Income tax provision	—	(12)	(597)	(30)	—	(639)

Income (loss) before equity in net income (loss) of affiliates	—	(25,211)	93,410	(3,460)	—	64,739

Equity in net income (loss) of affiliates	64,739	89,950	—	—	(154,689)	—
Net income (loss)	$64,739	$64,739	$93,410	$(3,460)	$(154,689)	$64,739

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at March 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$136,345	$33	$1,968	$—	$138,346
Receivables
Trade, less allowances	—	—	34,880	374,085	—	408,965
Intercompany	—	—	1,204	365	(1,569)	—
Related parties	—	—	4,674	39,310	—	43,984
Other	—	2,833	12,041	2,473	—	17,347
Inventories	—	17	633,277	22,389	—	655,683
Other	—	11,683	(673)	844	—	11,854
	—	150,878	685,436	441,434	(1,569)	1,276,179

Property
Property and equipment
Land and land improvements	—	304	72,295	668	—	73,267
Buildings and improvements	—	1,104	215,286	8,371	—	224,761
Machinery and equipment	—	9,599	1,302,928	34,973	—	1,347,500
	—	11,007	1,590,509	44,012	—	1,645,528

Accumulated depreciation	—	(2,203)	(159,487)	(11,429)	—	(173,119)
	—	8,804	1,431,022	32,583	—	1,472,409

Fiber farms and timber deposits	—	—	28,684	11,499	—	40,183
	—	8,804	1,459,706	44,082	—	1,512,592

Deferred financing costs	—	35,630	—	448	—	36,078
Goodwill	—	—	22,147	—	—	22,147
Intangible assets	—	—	40,332	—	—	40,332
Investments in affiliates	486,274	505,844	—	—	(992,118)	—
Other assets	—	39,213	12,249	3,179	—	54,641
Total assets	$486,274	$740,369	$2,219,870	$489,143	$(993,687)	$2,941,969

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at March 31, 2006 (Continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$28,785	$363,893	$3,873	$—	$396,551
Intercompany	—	—	365	1,204	(1,569)	—
Accrued liabilities
Compensation and benefits	—	46,414	51,219	996	—	98,629
Interest payable	—	17,086	—	784	—	17,870
Other	—	4,892	36,601	5,054	—	46,547
	—	97,177	452,078	11,911	(1,569)	559,597

Debt
Long-term debt	—	1,258,200	—	200,000	—	1,458,200
Note payable to related party, net	—	276,134	—	—	—	276,134
	—	1,534,334	—	200,000	—	1,734,334

Other
Compensation and benefits	—	126,588	—	—	—	126,588
Other long-term liabilities	—	22,525	12,651	—	—	35,176
	—	149,113	12,651	—	—	161,764

Due to (from) affiliates	—	(1,526,529)	1,340,715	185,814	—	—

Redeemable equity units
Series B equity units	9,383	—	—	—	—	9,383
Series C equity units	3,838	—	—	—	—	3,838
Redeemable equity units	—	13,221	—	—	(13,221)	—
	13,221	13,221	—	—	(13,221)	13,221

Capital
Series A equity units	40,672	—	—	—	—	40,672
Series B equity units	424,451	—	—	—	—	424,451
Series C equity units	7,930	—	—	—	—	7,930
Subsidiary equity	—	473,053	414,426	91,418	(978,897)	—
Total capital	473,053	473,053	414,426	91,418	(978,897)	473,053
Total liabilities and capital	$486,274	$740,369	$2,219,870	$489,143	$(993,687)	$2,941,969

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$85,469	$34	$2,668	$—	$88,171
Receivables
Trade, less allowances	—	—	2,668	336,153	—	338,821
Intercompany	—	—	1,204	1,284	(2,488)	—
Related parties	—	—	3,335	39,675	—	43,010
Other	—	7,318	10,570	3,092	—	20,980
Inventories	—	124	610,418	23,241	—	633,783
Other	—	6,967	3,195	532	—	10,694
	—	99,878	631,424	406,645	(2,488)	1,135,459

Property
Property and equipment
Land and land improvements	—	6,881	71,874	665	—	79,420
Buildings and improvements	—	23,343	194,518	8,371	—	226,232
Machinery and equipment	—	9,508	1,287,320	34,464	—	1,331,292
	—	39,732	1,553,712	43,500	—	1,636,944

Accumulated depreciation	—	(2,579)	(126,805)	(10,506)	—	(139,890)
	—	37,153	1,426,907	32,994	—	1,497,054

Fiber farms and timber deposits	—	—	40,955	11,281	—	52,236
	—	37,153	1,467,862	44,275	—	1,549,290

Deferred financing costs	—	37,294	—	484	—	37,778
Goodwill	—	—	15,101	—	—	15,101
Intangible assets	—	—	31,804	—	—	31,804
Investments in affiliates	477,433	470,587	—	—	(948,020)	—
Other assets	—	33,237	7,903	3,091	—	44,231
Total assets	$477,433	$678,149	$2,154,094	$454,495	$(950,508)	$2,813,663

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2005 (Continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$39,517	$340,772	$2,918	$—	$383,207
Intercompany	—	—	1,284	1,204	(2,488)	—
Accrued liabilities
Compensation and benefits	—	42,240	63,078	971	—	106,289
Interest payable	—	9,945	—	685	—	10,630
Other	—	4,036	38,469	3,739	—	46,244
	—	95,738	443,603	9,517	(2,488)	546,370

Debt
Long-term debt	—	1,285,800	—	80,000	—	1,365,800
Note payable to related party, net	—	270,854	—	—	—	270,854
	—	1,556,654	—	80,000	—	1,636,654

Other
Compensation and benefits	—	121,269	—	—	—	121,269
Other long-term liabilities	—	19,612	12,325	—	—	31,937
	—	140,881	12,325	—	—	153,206

Due to (from) affiliates	—	(1,592,557)	1,322,896	269,661	—	—

Redeemable equity units
Series B equity units	9,508	—	—	—	—	9,508
Series C equity units	2,904	—	—	—	—	2,904
Redeemable equity units	—	12,412	—	—	(12,412)	—
	12,412	12,412	—	—	(12,412)	12,412

Capital
Series A equity units	39,885	—	—	—	—	39,885
Series B equity units	417,601	—	—	—	—	417,601
Series C equity units	7,535	—	—	—	—	7,535
Subsidiary equity	—	465,021	375,270	95,317	(935,608)	—
Total capital	465,021	465,021	375,270	95,317	(935,608)	465,021
Total liabilities and capital	$477,433	$678,149	$2,154,094	$454,495	$(950,508)	$2,813,663

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$59	$59	$40,591	$(5,334)	$(35,316)	$59
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(59)	(35,257)	—	—	35,316	—
Depreciation, depletion, and amortization of deferred financing costs and other costs	—	2,689	34,686	1,005	—	38,380
Related-party interest expense	—	5,417	—	—	—	5,417
Pension and other postretirement benefit expense	—	7,417	—	—	—	7,417
Gain on changes in retiree healthcare programs	—	(3,741)	—	—	—	(3,741)
Management equity units expense	—	934	—	—	—	934
Loss on sale of assets	—	1,618	—	—	—	1,618
Other	—	1,697	23	(1,144)	—	576
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(38,373)	19,477	(37,043)	—	(55,939)
Inventories	—	5,966	(22,858)	851	—	(16,041)
Accounts payable and accrued liabilities	—	57,158	(25,311)	(3,882)	—	27,965
Pension and other postretirement benefit payments	—	(346)	—	—	—	(346)
Other	—	(822)	6,138	(313)	—	5,003
Cash provided by (used for) operations	—	4,416	52,746	(45,860)	—	11,302

Cash provided by (used for) investment
Expenditures for property and equipment	—	(652)	(35,605)	(251)	—	(36,508)
Acquisitions of businesses and facilities	—	—	(42,589)	—	—	(42,589)
Sales of assets	—	27,249	—	—	—	27,249
Investments in related parties	125	35,316	—	—	(35,441)	—
Other	—	13,927	(19,241)	3,920	—	(1,394)
Cash provided by (used for) investment	125	75,840	(97,435)	3,669	(35,441)	(53,242)

Cash provided by (used for) financing
Issuances of long-term debt	—	30,000	—	120,000	—	150,000
Payments of long-term debt	—	(57,600)	—	—	—	(57,600)
Note payable to related party, net	—	(137)	—	—	—	(137)
Purchases of equity units	(125)	—	—	—	125	—
Other	—	(1,148)	—	1,000	—	(148)
Cash provided by (used for) financing	(125)	(28,885)	—	121,000	125	92,115

Due to (from) affiliates	—	(495)	44,688	(79,509)	35,316	—

Increase (decrease) in cash and cash equivalents	—	50,876	(1)	(700)	—	50,175
Balance at beginning of the period	—	85,469	34	2,668	—	88,171
Balance at end of the period	$—	$136,345	$33	$1,968	$—	$138,346

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$64,739	$64,739	$93,410	$(3,460)	$(154,689)	$64,739
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(64,739)	(89,950)	—	—	154,689	—
Depreciation, depletion, and amortization of deferred financing costs and other costs	—	4,246	29,145	768	—	34,159
Related-party interest expense	—	3,123	—	—	—	3,123
Pension and other postretirement benefit expense	—	929	6,201	—	—	7,130
Change in fair value of interest rate swaps	—	(15,200)	—	—	—	(15,200)
Management equity units expense	—	782	—	—	—	782
Other	—	(200)	104	889	—	793
Decrease (increase) in working capital
Receivables	—	2,253	(91,322)	(6,086)	3,665	(91,490)
Inventories	—	1	(48,711)	(4,126)	—	(52,836)
Accounts payable and accrued liabilities	—	8,847	65,645	2,905	(3,665)	73,732
Pension and other postretirement benefit payments	—	(145)	—	—	—	(145)
Other	—	271	716	(65)	—	922
Cash provided by (used for) operations	—	(20,304)	55,188	(9,175)	—	25,709

Cash provided by (used for) investment
Expenditures for property and equipment	—	(2,993)	(26,353)	(4,186)	—	(33,532)
Repayment of note receivable from related party, net	—	157,509	—	—	—	157,509
Investments in related parties	9,464	154,689	—	—	(164,153)	—
Other	—	90	(1,236)	(845)	—	(1,991)
Cash provided by (used for) investment	9,464	309,295	(27,589)	(5,031)	(164,153)	121,986

Cash provided by (used for) financing
Payments of long-term debt	—	(412,000)	—	—	—	(412,000)
Tax distributions to members	(9,425)	—	—	—	—	(9,425)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(9,425)	—	—	9,425	—
Note payable to related party, net	—	253,000	—	—	—	253,000
Purchases of equity units	(39)	—	—	—	39	—
Other	—	(1,541)	—	1,000	—	(541)
Cash provided by (used for) financing	(9,464)	(169,966)	—	1,000	9,464	(168,966)

Due to (from) affiliates	—	(139,852)	(27,603)	12,766	154,689	—

Decrease in cash and cash equivalents	—	(20,827)	(4)	(440)	—	(21,271)
Balance at beginning of the period	—	160,559	39	2,747	—	163,345
Balance at end of the period	$—	$139,732	$35	$2,307	$—	$142,074

20.          Legal Proceedings and Contingencies

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

Environmental Matters

We are not currently involved in any material environmental proceedings. OfficeMax retained responsibility for environmental claims and liabilities related to businesses, facilities, and other assets not purchased by us in the Forest Products Acquisition. In addition, OfficeMax indemnifies us for hazardous substance releases and other environmental regulatory violations that relate to the businesses we purchased and that occurred before the Forest Products Acquisition or arose from pre-Forest Products Acquisition operations. OfficeMax, however, may not have sufficient funds to satisfy in full its indemnification obligations, and in some cases, we may not be entitled to indemnification. Management does not believe that the potential exposure to the company for environmental matters would have a material adverse effect on our financial position, results of operations, or cash flows even if OfficeMax failed to fulfill its indemnification responsibilities.

ITEM 2.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes statements regarding our expectations with respect to our performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A.  Risk Factors” of our 2005 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors for the three months ended March 31, 2006, from those listed in our 2005 Annual Report. We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of these forward-looking statements.

Acquisition of Assets from OfficeMax

Our operations began on October 29, 2004, when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the names “Boise” and “Boise Cascade” as part of the Forest Products Acquisition. We acquired OfficeMax’s forest products and paper assets, other than its timberland operations, for an aggregate purchase price of $2.2 billion, including approximately $140 million of related fees and expenses. Concurrently with the Forest Products Acquisition, Boise Land & Timber Holdings Corp. (Timber Holdings), an entity that is majority-owned by our majority owner, Forest Products Holdings, L.L.C. (FPH), acquired OfficeMax’s timberland operations.

Effects of the Forest Products Acquisition

Purchase Accounting

We accounted for the Forest Products Acquisition using the purchase method of accounting. As a result, the purchase price of $2.2 billion was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the Forest Products Acquisition. The purchase price was determined based on negotiations between OfficeMax and Madison Dearborn Partners (MDP), our equity sponsor who controls FPH. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill.

Restructuring Activities

In connection with the Forest Products Acquisition, we evaluated the acquired facilities and organizational structure. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, exit activities related to the Forest Products Acquisition increased goodwill. We had one year from the acquisition date to develop our restructuring plans and adjust goodwill.

At March 31, 2006, approximately $2.7 million of the restructuring reserve was related to severance costs and was included in “Accrued liabilities, Compensation and benefits,” and $0.1 million was included in “Accrued liabilities, Other.” Most of the severance costs related to costs for 350 employees. At March 31, 2006, we had terminated approximately 320 employees. Of the $2.8 million remaining restructuring reserve, $1.7 million is recorded in our Paper segment and $1.1 million is in Corporate and Other. Most of the remaining costs will be paid during 2006. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total
	(millions)

2004 restructuring reserve	$13.8	$0.5	$14.3
Charges against reserve	(1.0)	—	(1.0)
Restructuring reserve at December 31, 2004	12.8	0.5	13.3

Additions to restructuring reserve	6.9	0.2	7.1
Charges against reserve	(16.2)	(0.6)	(16.8)
Restructuring reserve at December 31, 2005	3.5	0.1	3.6

Charges against reserve	(0.8)	—	(0.8)
Restructuring reserve at March 31, 2006	$2.7	$0.1	$2.8

Forest Products Acquisition Financing

To finance the Forest Products Acquisition, we incurred $2.0 billion of debt. At March 31, 2006, we had $1.7 billion of long-term debt, including a $276.1 million note payable to a related party. These borrowings are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures. At March 31, 2006, we were in compliance with our debt covenants. Our level of debt makes us more vulnerable to a downturn in our operations, the forest products and paper industry, or the economy in general. See “Financing Activities” under the “Liquidity and Capital Resources” discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information.

Purchase of Central Texas Corrugated’s Assets

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses, but before working capital adjustments. In February 2006, we paid $42.6 million of cash for the acquisition, which is net of a $2.0 million holdback that is payable in five years. We recorded the $1.2 million discounted holdback in “Other long-term liabilities” on our Consolidated Balance Sheet. CTC manufactures corrugated sheets that it sells primarily to regional independents and full-line container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes. Over time we expect the acquisition to increase our Packaging & Newsprint segment’s containerboard integration from 55% to 77%.

We accounted for the acquisition using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition. For more information, see Note 3, Purchase of Central Texas Corrugated’s Assets, in “Item 1.  Consolidated Financial Statements” of this Form 10-Q.

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

Wood Products.  Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used in new residential and light commercial construction and in residential repair and remodeling. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our own wholesale building materials distribution outlets. During 2005, approximately 36% of our overall sales, including approximately 60% of our EWP sales, were sold to our Building Materials Distribution segment.

Paper.  Our Paper segment manufactures and sells uncoated free sheet (including cut-size office papers, commercial printing paper, business forms, envelope papers, and a wide range of value-added papers), market pulp, and containerboard (corrugating medium). Many of our paper products are commodity products, while others have specialized features that make these products value-added. Our value-added grades include bright and colored cut-size office papers and custom-developed specialty papers for such uses as label and release. We sell to end-users both directly from our mills and through distribution centers. In 2005, approximately 47% of our uncoated free sheet sales volume, including about 82% of our office papers sales volume, was sold to OfficeMax.

Packaging & Newsprint.  Our Packaging & Newsprint segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. We also operate five corrugated container plants in the Pacific Northwest and a sheet feeder plant in Waco, Texas which we acquired in February 2006. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Our Waco plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the region where they are converted into corrugated containers for a variety of customers.  Our containerboard and corrugated products are sold by brokers or our own sales personnel. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party audit.

Corporate and Other.  Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•                  General economic conditions including but not limited to housing starts, repair-and-remodel activity, white-collar employment, and durable goods production;

•                  Pricing volatility in our distribution business;

•                  The commodity nature of our products and our ability to maintain margins;

•                  Industry cycles and capacity utilization rates;

•                  Volatility in raw material and energy prices;

•                  Actions of suppliers, customers, and competitors; and

•                  The other factors described in “Item 1A.  Risk Factors” in our 2005 Annual Report on Form 10-K.

Commodity and Value-Added Products and Product Margins

Many of the products we manufacture and distribute are widely available and can be readily produced by our competitors. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is primarily based on price, which is determined by supply relative to demand. Generally, market conditions beyond our control determine the price for our commodity products, and the price for any one or more of these products may fall below our cash production costs. Therefore, our profitability with respect to these products depends on managing our cost structure, particularly raw materials and energy prices, which also exhibit commodity characteristics.

Not all of our products are commodities. Our EWP and value-added papers are differentiated from competing products based on quality and product design, as well as related customer service. In the case of these value-added products, we are generally able to influence price based on the strength of differentiation and levels of customer service and are generally able to sell these products at higher margins than our commodity products. In order to reduce our sensitivity to the cyclicality of our industry, a fundamental component of our strategy is to increase production of EWP and value-added papers, which we believe are less susceptible to commodity dynamics. Comparing the first quarter of 2006 with the first quarter of 2005, we increased sales of EWP from our Wood Products segment 13% and increased sales of specialty and premium papers from our Paper segment 22%. The increase in EWP production capacity we implemented in 2005 has allowed us to continue to grow this business, and the recently approved project to convert our Wallula #3 paper machine to enable it to produce pressure-sensitive grades is a key step to providing us with the capacity to increase production of specialty and premium paper grades.

Demand

The overall level of demand for the products we make and distribute, and consequently our financial results, are affected by, among other things, construction activity, manufacturing activity, employment, and consumer spending. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While no single product line drives our overall financial performance, individual product lines are influenced by conditions in their respective industries. For example:

•                  Demand for building materials, including wood products, depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are impacted by demographic trends, interest rate levels, weather, and general economic conditions. In recent years, demand for wood products has been strong due to strong new housing starts, the increasing size of new homes, a robust repair-and-remodeling market, and a recovering light commercial construction market.

•                  Historically, demand for uncoated free sheet correlated positively with general economic activity. More recently, demand for some paper grades has decreased as the use of electronic transmission and document storage alternatives has become more widespread.

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

Supply

Industry supply of commodity wood products and paper is affected by the number of operational or idled facilities, the building of new capacity, and the shutting down of existing capacity. Capacity also tends to increase gradually over time without significant capital expenditures, as manufacturers improve production efficiencies. Generally, more capacity is added or employed when supply is tight and margins are relatively high, and capacity is idled or eliminated when supply significantly exceeds demand and margins are poor. Margins tend to decrease with lower capacity utilization because of downward price pressure and because fixed costs attributable to a product are spread across lower volumes.

While new capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill, a favorable pricing environment may prompt manufacturers to initiate expansion projects. Currently, a number of producers of oriented strand board, a substitute for plywood (which we produce), are starting up or building new capacity. This increase in supply is likely to have a negative impact on the price of all structural panel products, including plywood.

In 2005, faced with declining demand, rising costs (especially energy costs), ongoing dissatisfaction with financial performance, and in some cases, a rising Canadian dollar, several North American paper producers announced mill closures that decreased or will decrease supply. From 2001 to 2005, North American uncoated free sheet, containerboard, and newsprint capacities declined by 5%, 2%, and 15%, respectively, according to RISI.

Industry supply of commodity wood products and papers is also influenced by the level of imports and overseas production capacity, which has grown in recent years. While the weakness of the U.S. dollar has mitigated the level of imports in recent years, a strengthening in the U.S. dollar would potentially lead to increased imports of commodity wood products and papers from overseas, thereby offsetting domestic capacity rationalization and putting downward pressure on prices.

Recent Trends

In general, commodity wood products prices were lower and less volatile in first quarter 2006, compared with first quarter 2005 levels. Warm weather in parts of the country in January got the 2006 housing construction market off to a strong start. However, many economists are anticipating that housing starts for the full year 2006 will be lower than the exceptionally high levels of 2005. If the housing market weakens during the year, wood products markets would be expected to trend lower as well.

Uncoated free sheet prices rose in first quarter 2006 from fourth quarter 2005 levels amid strong demand. While energy costs were lower in first quarter 2006, compared with fourth quarter 2005, both energy and chemical costs remain high by historical standards. Mill operating rates rose in first quarter 2006, compared with fourth quarter 2005.

The market supply of containerboard (linerboard and corrugating medium) has recently decreased due to maintenance outages by some of our large competitors, customer restocking, and higher customer demand.  In response, we have announced a price increase of $50 per ton, which we plan to implement in May.  There is, however, no guarantee that we will be able to implement or sustain this price increase.

While newsprint prices have continued to exhibit strength, we believe the secular trend for newsprint consumption in the United States continues to be negative. In addition, press rooms are moving to lower basis weight paper which may reduce productivity on our newsprint machines.

Operating Costs

Our major costs of production are labor, wood fiber, energy, and chemicals. The relative importance of these costs varies by segment. Given the significance of raw material and energy costs to our total operating expenses and our limited ability to control these costs, compared with other operating costs, volatility in these costs can materially affect our margins. In addition, the timing and degree of price cycles of raw materials and energy differ with respect to each type of raw material and energy we use.

Labor.  Our labor costs tend to increase steadily due to inflation in healthcare as well as wage costs. Labor costs are not as volatile as our energy and wood fiber costs.

Wood fiber.  Our primary raw material is wood fiber, which represents the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Three Months Ended March 31
	2006	2005

Wood Products	32%	34%
Paper	16%	16%
Packaging & Newsprint	13%	13%

Our primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. After the timberlands sale in February 2005, we have acquired substantially all of our fiber from outside sources, including pursuant to supply agreements with the buyer of the timberland operations. In our Wood Products segment, we convert logs into lumber and into veneer, which we convert into engineered wood products and plywood. Logs are a lower percentage of the total cost of materials, labor and other operating expenses in producing engineered wood than commodity products such as lumber and plywood. While log costs are still a significant component of costs, as we continue to produce more engineered wood relative to commodity products, direct log costs decline as a percent of the total cost of materials, labor and other operating expenses. We also convert residual wood fiber, from our operations as well as from third parties, into particleboard. In our Paper and Packaging & Newsprint segments, we convert logs and wood chips into pulp, which we sell or use at our paper mills to produce paper. On an aggregate basis, we are able to produce all of our pulp needs, generally purchasing and selling similar amounts on the open market. Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand. As the amount of logs and wood fiber we purchase pursuant to existing supply agreements declines, our wood fiber costs may increase further as we increase our reliance on open-market purchases. In addition, timber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. In recent years, declines in timber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices would increase our operating costs. Prices for our products might not reflect increases in log and wood fiber prices, and as a result, our operating margins would decrease. Our sensitivity to these fluctuations increased after the timberlands sale.

Other raw materials and energy purchasing and pricing.  We purchase other raw materials and energy used in the manufacture of our products in both the open market and through long-term contracts. These contracts are generally with regional suppliers, who agree to supply all of our needs for a certain raw material or energy at one of our facilities. These contracts normally contain minimum purchase requirements and are for terms of various lengths. They also contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our costs will rise if prices for our raw materials or energy rise, and our margins are impacted by how much and how quickly we can pass such price increases through to our customers. Specifically, some of our key chemicals, including glues and resins consumed in our wood products operations, are heavily influenced by energy costs. We anticipate that as these contracts come up for renegotiation, our suppliers will request price increases tied to their increased energy costs. Our ability to pass through price increases depends on several factors, which vary based on product line.

Energy.  Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. When energy prices rise, as they did in the third and fourth quarters of 2005, our fuel costs increase, leading to higher costs and lower margins. Energy costs represented the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Three Months Ended March 31
	2006	2005

Wood Products	4%	3%
Paper	17%	15%
Packaging & Newsprint	16%	12%

We reduced consumption of purchased fossil fuel per unit of production in our paper mills by approximately 10% during the period between first quarter 2005 and 2006. This reduction was achieved with a variety of consumption reduction and fuel switching activities, including the use of more purchased biomass fuel to replace purchased fossil fuels. We have limited flexibility to further switch between fuel sources in the short term; accordingly, we have significant exposure to natural gas and fuel oil price increases. To reduce our exposure to price increases, we have entered into a variety of contracts to limit our susceptibility to increases in energy costs. As of May 2, 2006, we have mitigated our risk through hedging approximately 85% to 95% of our exposure to natural gas price increases for the period of August 2006 through February 2007. At March 31, 2006, the fair market value of our energy swaps was $1.0 million, which we recorded in “Receivables, Other” on our Consolidated Balance Sheet.

While energy prices in early first quarter 2006 were generally lower than levels in fourth quarter 2005, pricing remains high by historical standards. In addition, increased demand (which could be driven by weather), further supply constraints, or other factors could drive prices higher. In the event the current fuel prices persist and we are unable to pass these increases on to our customers in the form of higher prices, we will likely experience a negative financial impact relative to our 2005 performance. In addition, the rates we are charged by our electrical suppliers are affected by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and regulatory situation.

Chemicals.  Important chemicals we use in the production of our products include precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins, and adhesives. Purchases of chemicals represented the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Three Months Ended March 31
	2006	2005

Wood Products	6%	6%
Paper	13%	12%
Packaging & Newsprint	5%	3%

We have experienced higher chemical costs during first quarter 2006, compared with the same period in 2005, in part due to increases in energy costs sustained by our chemical suppliers, which they have partly passed through to us. Recently negotiated contracts for certain chemicals used in our paper production resulted in a 9% increase in first quarter 2006 in our chemical cost per ton of paper produced by our Paper segment relative to fourth quarter 2005.

Results of Operations

The following tables set forth the results of operations in dollars and as a percentage of sales for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31
	2006	2005
	(millions)
Sales
Trade	$1,337.5	$1,282.0
Related parties	132.8	150.3
	1,470.3	1,432.3

Costs and expenses
Materials, labor, and other operating expenses	1,312.7	1,220.7
Fiber costs from related parties	—	17.6
Depreciation, amortization, and depletion	36.7	30.6
Selling and distribution expenses	71.1	62.4
General and administrative expenses	21.4	19.2
Other (income) expense, net	(2.1)	0.1
	1,439.8	1,350.6

Income from operations	$30.5	$81.7

	(percentage of sales)
Sales
Trade	91.0%	89.5%
Related parties	9.0	10.5
	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses and fiber costs from related parties	89.3%	86.4%
Depreciation, amortization, and depletion	2.5	2.2
Selling and distribution expenses	4.8	4.4
General and administrative expenses	1.5	1.3
Other (income) expense, net	(0.2)	—
	97.9%	94.3%

Income from operations	2.1%	5.7%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31
	2006	2005
	(millions)
Building Materials Distribution
Sales dollars	$761.8	$696.2

Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	3.5	3.2
I-joists (equivalent lineal feet)	59	57
Plywood (sq. ft.) (3/8” basis)	315	327
Lumber (board feet)	74	87
Particleboard (sq. ft.) (3/4” basis)	38	39

	(thousands of short tons, except corrugated containers)
Paper
Uncoated free sheet	393	376
Containerboard (medium)	33	31
Market pulp and other	35	30
	461	437

Packaging & Newsprint
Containerboard (linerboard) (a)	76	114
Newsprint	101	97
Corrugated containers and sheets (mmsf)	1,504	1,142

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,902	$1,860
I-joists (1,000 equivalent lineal feet)	1,097	1,052
Plywood (1,000 sq. ft.) (3/8” basis)	278	290
Lumber (1,000 board feet)	509	519
Particleboard (1,000 sq. ft.) (3/4” basis)	272	270

	(dollars per short ton, except corrugated containers)
Paper
Uncoated free sheet	$747	$752
Containerboard (medium)	343	364
Market pulp and other	386	419

Packaging & Newsprint
Containerboard (linerboard) (a)	$318	$384
Newsprint	529	456
Corrugated containers and sheets ($/msf)	47	50

(a)                                  Includes the impact of adopting EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty, effective January 1, 2006, which required us to report our inventory buy/sell transactions on a net basis. In accordance with the provisions of EITF 04-13, prior-period financial information has not been reclassified to conform with the current period’s presentation. See Note 15, Recently Adopted Accounting Standards, for more information.

Operating Results

Sales

For the three months ended March 31, 2006, total sales increased $38.0 million, or 3%, to $1.5 billion, compared with the three months ended March 31, 2005. The increase was primarily driven by increased sales in our Building Materials Distribution and Paper segments which were offset, in part, by decreased sales in our Wood Products and Packaging & Newsprint segments.

Building Materials Distribution.  Sales increased $65.6 million, or 9%, to $761.8 million for the three months ended March 31, 2006, from $696.2 million for the three months ended March 31, 2005. The increase in sales was driven by increased sales volume and price increases for engineered wood products and general line items. Sales volumes also increased in commodity products, although these increases were more than offset by lower commodity prices. Our product mix continued to improve as we increased sales of engineered wood products and general line items from 45% of total sales in first quarter 2005 to 51% of total sales in first quarter 2006. Engineered wood products and general line items tend to have higher and more stable margins over time.

Wood Products.  Sales decreased $9.8 million, or 3%, to $312.6 million for the three months ended March 31, 2006, from $322.4 million for the three months ended March 31, 2005. The decrease was driven by lower commodity sales volumes and prices which were partially offset by higher engineered wood products volumes and prices. Engineered wood products sales increased $16.4 million in first quarter 2006, compared with the same period in the prior year. Relative to the three months ended March 31, 2005, plywood and lumber sales volumes decreased 4% and 15%, while prices for plywood and lumber decreased 4% and 2%.

Paper.  Sales increased $12.6 million, or 3%, to $370.4 million for the three months ended March 31, 2006, from $357.8 million for the three months ended March 31, 2005. The increase was driven by higher specialty and premium paper, pulp, and corrugating medium sales volumes, offset in part by lower commodity paper sales volumes and lower prices for all products. For the three months ended March 31, 2006, specialty and premium paper sales volumes increased 22%, compared with the same period in 2005, as we continued to execute our strategy to grow sales of these grades. Sales of pulp for the three months ended March 31, 2006, were 17% higher than the same period in 2005 due to increased market demand. For the three months ended March 31, 2006, commodity uncoated free sheet sales volume was 2% lower than the same period in 2005, as we continued to move more of our production capacity to specialty and premium paper grades.

Packaging & Newsprint.  Sales decreased $15.0 million, or 8%, to $178.8 million for the three months ended March 31, 2006, from $193.8 million for the three months ended March 31, 2005. The decrease was driven primarily by our adoption of EITF 04-13 in January 2006. The consensus required us to report our inventory buy/sell transactions with the same counterparty on a net basis in the Consolidated Statements of Income. Had this consensus been in effect in 2005, it would have reduced sales $19.0 million. During the three months ended March 31, 2006, sales volumes for our corrugated container operations increased 32%, compared with the same period a year ago, reflecting the impact of the CTC plant we acquired early in the quarter. Container operations sales prices were down 6%, in part due to the acquisition of the CTC plant, where we produce corrugated sheets that sell at a lower price than finished containers. For the three months ended March 31, 2006, newsprint sales volumes and prices increased 4% and 16%, respectively, compared with the same period a year ago. Excluding the impact of EITF 04-13, linerboard sales volumes decreased 2% as we absorbed more of our linerboard production into our own converting facilities. As we transfer more of our DeRidder linerboard to CTC, we expect to increase the percentage of linerboard converted at our plants (either directly or through board trades) from 55% in 2005 to 77%.

Costs and Expenses

Materials, labor, and other operating expenses, including fiber costs, increased $74.4 million, or 6%, to $1.3 billion for the three months ended March 31, 2006, compared with $1.2 billion during the same period in the prior year. Increased volumes in our Building Materials Distribution segment, increased pulp sales in our Paper segment, and increased newsprint and container volumes in our Packaging & Newsprint segment drove these costs up, along with increased fiber and energy costs per unit of input. As a percentage of sales, these costs increased to 89.3% in first quarter 2006 from 86.4% in first quarter 2005. The increase as a percent of sales was driven primarily by higher energy, wood, and chemical costs in our manufacturing operations, coupled with lower prices in a number of product areas as described above. Relative to first quarter 2005, as a percentage of sales, materials, labor, and other operating expenses in the Building Materials Distribution segment were relatively flat. Wood products incurred higher delivered-log and energy costs, compared with first quarter 2005. Paper and Packaging & Newsprint experienced higher variable costs, including energy and chemical costs.

Depreciation, amortization, and depletion expenses increased $6.1 million, or 20%, to $36.7 million for the three months ended March 31, 2006, compared with $30.6 million for the same period in the prior year. This increase was driven largely by higher levels of capital investment in all of our businesses.

Selling and distribution expenses increased $8.7 million, or 14%, to $71.1 million for the three months ended March 31, 2006, compared with $62.4 million for the same period in the prior year. As a percentage of sales, selling and distribution expenses increased to 4.8% for the three months ended March 31, 2006, from 4.4% in the same period in 2005, due to increased compensation and benefit costs and a $2.3 million write-off of bad debt related to the bankruptcy of a customer.

General and administrative expenses increased $2.2 million, or 12%, to $21.4 million for the three months ended March 31, 2006, compared with $19.2 million for the same period in the prior year. General and administrative expenses as a percentage of sales increased 0.2% to 1.5% for the three months ended March 31, 2006, from 1.3% for the three months ended March 31, 2005. Relative to the three months ended March 31, 2005, the increase related primarily to higher compensation and training costs and increased lease expense after the sale of our headquarters building.

Other (income) expense, net, increased to $2.1 million of income for the three months ended March 31, 2006, compared with $0.1 million of expense for the same period in the prior year. Other (income) expense, net, for the three months ended March 31, 2006, primarily included $3.7 million of income for changes in our retiree healthcare programs, offset in part by $1.6 million of expense for the loss on the sale of our headquarters building.

Income (Loss) From Operations

Income from operations decreased $51.2 million, or 63%, for the three months ended March 31, 2006, compared with the same period in the prior year. Relative to first quarter 2005, segment income decreased in all of our operating segments.

Building Materials Distribution.  Segment income decreased $5.8 million, or 24%, to $18.6 million for the three months ended March 31, 2006, from $24.4 million for the three months ended March 31, 2005. While sales increased and our product mix improved, the decrease in commodity margins resulted in a net reduction in segment income for the three months ended March 31, 2006, compared with the same period in 2005. The lower commodity margins were driven by flat pricing for the quarter, relative to first quarter 2005.

Wood Products.  Segment income decreased $14.3 million, or 43%, to $18.8 million for the three months ended March 31, 2006, compared with $33.1 million for the three months ended March 31, 2005. While engineered wood products volumes and prices increased, operating results were negatively affected by higher log and energy costs and lower commodity sales volumes and prices.

Paper.  Segment loss was $2.6 million for the three months ended March 31, 2006, compared with $29.2 million of income for the three months ended March 31, 2005. While specialty and premium papers and pulp volumes increased, prices for all of our paper products were down, and costs, especially energy, chemical, and fiber costs, increased significantly.

Packaging & Newsprint.  Segment income decreased $2.2 million, or 48%, to $2.3 million of income for the three months ended March 31, 2006, compared with $4.5 million for the three months ended March 31, 2005. While newsprint and container volumes increased and newsprint prices increased, lower linerboard sales prices and higher costs, especially for energy and chemicals, had a negative impact on operating income.

Other

Change in fair value of interest rate swaps.  For the three months ended March 31, 2005, we recorded $15.2 million of income in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income for the change in the fair value of interest rate swaps related to our amended and restated credit facilities. In connection with the anticipated repayment of the Tranche B term loan, the interest rate swaps associated with this debt were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income.

Interest expense.  For the three months ended March 31, 2006, interest expense was $30.2 million, compared with $32.1 million in the same period a year ago. The decrease in interest expense is primarily attributed to an $89.8 million decrease in long-term debt. At March 31, 2006, our long-term debt was $1.7 billion, compared with $1.8 billion in the prior year.

Operational Outlook

We had a strong first quarter in our Building Materials Distribution and Wood Products segments; however, many economists are anticipating a slowdown in housing activity. Recent increases in new home inventory, relative to the rate of sales of new homes, have been cited as an indication that a slowdown in the housing market will occur. In addition, a number of competitors are adding OSB capacity, which will likely drive structural panel prices, including plywood prices, down.

While increases in paper prices have recently been announced, it is uncertain whether these price increases will be realized or maintained. Similarly, linerboard prices have increased in recent months, and an additional price increase has been announced. There is no assurance that these price increases will be realized or maintained or that these containerboard price increases will be passed along to our corrugated container customers.

The integration of CTC into our Packaging & Newsprint business is proceeding. Over time, we anticipate that the addition of CTC will result in an increase in the level of integration between our containerboard manufacturing operations and our converting facilities from 55% in 2005 to approximately 77%.

While energy costs have declined since the high levels of fourth quarter 2005, they are still above historical levels and there is a risk that energy prices may increase further. We have implemented natural gas hedges to help protect us against upward energy price movements. Since March 31, 2006, we have continued to increase our hedge position, and as of May 2, 2006, we have mitigated our risk through hedging approximately 85% to 95% of our expected natural gas usage to reduce our exposure to price increases for the period of August 2006 through February 2007.

Liquidity and Capital Resources

We believe that funds generated from operations and available borrowing capacity will be adequate to fund debt service requirements, capital expenditures, and working capital requirements for the next 12 months. Our ability to continue to fund these items may be affected by general economic, financial, competitive, legislative, and regulatory factors.

We believe that our current financial position and financing plans will provide flexibility in financing activities and permit us to respond to changing conditions in credit markets. We cannot assure, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for compensation, fiber, energy, and interest. For the three months ended March 31, 2006 and 2005, our operating activities provided $11.3 million and $25.7 million of cash. In 2006, items included in net income provided $50.7 million of cash. Unfavorable changes in working capital and other items used $39.4 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The 2006 increase in working capital was primarily attributable to higher receivables in Building Materials Distribution and, to a lesser extent, increased company inventory levels. These increases were partially offset by higher overall accounts payable and accrued liabilities. Higher receivables in Building Materials Distribution reflected increased sales when comparing March 2006 with December 2005 sales. For the three months ended March 31, 2005, items included in net income provided $95.5 million of cash, and increases in working capital and other items used $69.8 million of cash from operations.

Investment Activities

Cash investing activities used $53.2 million for the three months ended March 31, 2006, compared with $122.0 million provided during the same period in 2005. In 2006, investing activities included $42.6 million of cash paid for the purchase of CTC’s assets in Waco, Texas, offset by $27.2 million of proceeds from the sale of our headquarters building in Boise, Idaho. In connection with the sale, we leased back 65% of the building over a staggered lease term of ten to 12 years. Purchases of property, plant, and equipment also used $36.5 million during first quarter 2006. Capital expenditures for property and equipment consisted primarily of quality and efficiency projects, replacement projects, and ongoing environmental compliance.

For the three months ended March 31, 2005, investing activities included $157.5 million for the collection of a related-party note received from a subsidiary of Timber Holdings, partially offset by $33.5 million used for the purchase of property and equipment. Capital expenditures for property and equipment consisted primarily of quality and efficiency projects, replacement projects, and ongoing environmental compliance.

We expect capital investments in 2006 to total approximately $170 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2006 will be for quality and efficiency projects, replacement projects, ongoing environmental compliance, as well as the project described below. During 2005, we spent $17 million on environmental compliance. We expect to spend approximately $10 million in 2006 for this purpose.

In April 2006, we announced that we will expand our production of pressure-sensitive papers by reconfiguring an existing paper machine at our pulp and paper mill in Wallula, Washington, to produce both pressure sensitive paper and commodity uncoated free sheet. We estimate approximately $70 million of capital spending for the project. We expect to spend approximately one-half of this amount in 2006 with the remainder in 2007.

Financing Activities

Cash provided by financing activities was $92.1 million for the three months ended March 31, 2006, compared with $169.0 million used for the same period in 2005. In 2006, the $92.1 million of cash provided by financing activities includes a $120.0 million increase in our borrowings under our accounts receivable securitization program, partially offset by a $27.6 million prepayment on our Tranche D term loan, which was primarily paid with the proceeds from the sale of our headquarters building.

Cash used for financing activities in the first three months of 2005 included $412.0 million of debt prepayments related to our Tranche B term loan, which was primarily paid down with proceeds from the related-party loan received from a subsidiary of Timber Holdings. Additionally, $9.4 million of cash was used to pay our equity investors amounts to fund their 2004 tax obligation related to their investment in us.

The following discussion describes our debt transactions in more detail. At March 31, 2006, and December 31, 2005, our long-term debt consisted of the following:

	March 31, 2006	December 31, 2005
	(millions)

Revolving credit facility, due 2010	$—	$—
Tranche D term loan, due 2011	608.2	635.8
Senior unsecured floating-rate notes, due 2012	250.0	250.0
7.125% senior subordinated notes, due 2014	400.0	400.0
Borrowings secured by receivables	200.0	80.0
	1,458.2	1,365.8
Note payable to related party, net, due 2015	276.1	270.9
	$1,734.3	$1,636.7

Senior Secured Credit Facilities

Boise Cascade, L.L.C. (Boise LLC) and affiliates have a $475.0 million senior secured revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). These borrowings represent our senior secured credit facilities (the Facilities).

Our revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At March 31, 2006, we had no borrowings outstanding under our revolving credit facility; however, $60.4 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $414.6 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the three months ended March 31, 2006, and the year ended December 31, 2005, the average interest rate for our borrowings under the revolver was 6.1% and 5.1%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $30.0 million during the three months ended March 31, 2006. During the three months ended March 31, 2005, we had no borrowings on the revolver. The weighted average amounts of borrowings outstanding under the revolver during the three months ended March 31, 2006 and 2005, were $2.3 million and zero. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At March 31, 2006, and December 31, 2005, we had $608.2 million and $635.8 million outstanding under the Tranche D term loan, and our borrowing rates were 6.7% and 5.8%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.75% or the federal funds effective rate plus 1.25% or (ii) LIBOR plus 1.75%. As a result of a $200.0 million prepayment in October 2005, we are not required to make scheduled principal payments on the Tranche D term loan until 2011, at which time the principal balance of $608.2 million is due. However, during the three months ended March 31, 2006, we prepaid $27.6 million on our Tranche D term loan, primarily with the proceeds from the sale of our headquarters building in Boise, Idaho.

Borrowings under the Facilities are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures. At March 31, 2006, and December 31, 2005, we were in compliance with these covenants.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At March 31, 2006, and December 31, 2005, our borrowing rates for the $250.0 million senior unsecured floating-rate notes were 7.5% and 7.0%.

Borrowings Secured by Receivables

On October 26, 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a fully consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At March 31, 2006, and December 31, 2005, we had $200.0 million and $80.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At March 31, 2006, and December 31, 2005, the interest rates for borrowings secured by receivables were 4.8% and 4.3%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and cannot exceed $250 million. The accounts receivable securitization program contains the same financial covenants as our senior secured credit facilities.

Note Payable to Related Party, Net

At March 31, 2006, we had a $276.1 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on our Consolidated Balance Sheet. The amount of this note payable was $270.9 million at December 31, 2005. The note is subject to adjustment based on transactions between the subsidiary and us. Our borrowing rate under the note is 8%, and the note matures February 4, 2015. Included in “Note payable to related party, net” was $24.3 million and $18.9 million of accrued interest expense related to the note at March 31, 2006, and December 31, 2005, respectively. Timber Holdings is a guarantor of our debt, see Note 19, Consolidating Guarantor and Nonguarantor Financial Information, in “Item 1. Consolidated Financial Statements” of this Form 10-Q.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us an effective interest rate on all of our variable-rate debt of 5.5% and 5.3% at March 31, 2006, and December 31, 2005, respectively. For additional information on our interest rate swaps, see Note 14, Financial Instruments, in “Item 1. Consolidated Financial Statements” of this Form 10-Q.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the terms of the loans, which range from six to ten years. At March 31, 2006, and December 31, 2005, we had $36.1 million and $37.8 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan, in second quarter 2005, we recorded a $43.0 million charge for the write-off of the deferred financing costs.

At March 31, 2006, and December 31, 2005, our average effective interest rates, including the effect of our interest rate swaps, on all of our debt except for our note payable to related party, net, were 6.0% and 5.8%.

For the three months ended March 31, 2006 and 2005, cash payments for interest, net of interest capitalized, were $15.8 million and $18.9 million, respectively.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K. Except as disclosed below, at March 31, 2006, there have been no material changes to our contractual obligations outside the normal course of business.

During the three months ended March 31, 2006, we increased the amount of borrowings secured under our accounts receivable securitization program from $80.0 million at December 31, 2005, to $200.0 million at March 31, 2006. Additionally, we paid $27.6 million on our Tranche D term loan, primarily with the proceeds from the sale of our headquarters building. For more information, see “Financing Activities” in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance-Sheet Activities

At March 31, 2006, and December 31, 2005, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 17, Commitments and Guarantees, of “Item 8.  Consolidated Financial Statements and Supplementary Data” in our 2005 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. There have been no material changes to the guarantees disclosed in our 2005 Annual Report on Form 10-K.

Inflationary and Seasonal Influences

Other than the effects of higher energy costs, which we discuss in this Form 10-Q, we believe inflation has not had a material effect on our financial condition or results of operations. However, there can be no assurance that we will not be affected by inflation in the future. Seasonal changes in levels of building activity affect our building products businesses. We typically have higher sales and working capital in the second and third quarters because of warmer weather. To a lesser degree, our paper businesses also experience some seasonality based primarily on buying patterns associated with particular products. For example, the demand for our corrugated containers is influenced by agricultural demand in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities.

Environmental

For information on environmental issues, see Environmental in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K.

Collective Bargaining Agreements

Approximately 5,030, or 49%, of our employees work pursuant to collective bargaining agreements. Several of these agreements have recently expired or will expire in 2006, although the parties are generally continuing the agreements while bargaining. In March 2005, the agreements covering approximately 510 workers at our paper facilities in Salem, Oregon; St. Helens, Oregon; and Vancouver, Washington, expired. In February 2006, we reached a five-year agreement at the Salem facility, and in March 2006, we reached a five-year agreement at our St. Helens facility. In June 2005, we announced the permanent closure of our Vancouver, Washington, facility and do not currently intend to extend that agreement beyond the May 2006 expected closure. We are currently bargaining the effects of that decision with the union. We are in current negotiations regarding a collective bargaining agreement at our DeRidder, Louisiana, paper mill covering approximately 440 employees. That agreement expired February 15, 2006. The agreements at our Nampa, Idaho, container plant; our Jackson, Alabama, paper mill; and our St. Jacques, New Brunswick, Canada, I-joist plant will expire in the second, third, and fourth quarters of 2006, respectively. We are also currently in negotiations for a new contract at our veneer and plywood facility in Brazil. We do not currently expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K.

ITEM 3.                                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to risks such as changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged item, as well as our risk management objectives and strategy for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in current income (loss).

In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. Fair value of these instruments is determined through our use of valuation professionals. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income,” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income. The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in current income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in current income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At March 31, 2006, the estimated current market value of our fixed-rate debt, including our note payable to related party, based on then-current interest rates for similar obligations with like maturities, was approximately $21.8 million less than the amount reported on our Consolidated Balance Sheet.

Our obligations under our senior secured credit facilities and senior notes expose us to changes in short-term interest rates since interest rates on this debt are variable. In November 2004, we entered into four interest rate swaps with a total notional amount of $550 million to hedge the exposure to interest rate fluctuations associated with our Tranche B term loan (which was paid in full in April 2005). The swaps on $300 million of our Tranche B term loan were fixed at an average pay rate of 3.3% and expire in December 2007, while the swaps on $250 million of our Tranche B term loan were fixed at an average pay rate of 3.5% and expire in December 2008. With the anticipated repayment of the Tranche B term loan, these interest rate swaps were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. In second quarter 2005, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under the Facilities, and prior to the redesignation, recognized $5.3 million of noncash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss. The net $9.9 million of value that was recorded in “Other assets” on our Consolidated Balance Sheet results in higher interest expense over the remaining life of the interest rate swaps. The four interest rate swaps with a total notional amount of $550 million gave us effective interest rates of 5.3% and 4.9% on that debt at March 31, 2006, and December 31, 2005, respectively. Changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. Ineffectiveness related to the redesignated hedges was not significant. At March 31, 2006, and December 31, 2005, the fair market values of these instruments were $20.0 million and $16.9 million, respectively, which we recorded in “Other assets” on our Consolidated Balance Sheets.

In November 2004, we also entered into two 3.7% interest rate swaps with an aggregate notional amount of $250 million to hedge the exposure to floating-rate interest rate risks associated with our senior unsecured floating-rate notes, which gave us effective interest rates on that debt of 6.6% at both March 31, 2006, and December 31, 2005. These swaps expire in October 2009. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. There was no ineffectiveness related to these hedges. At March 31, 2006, and December 31, 2005, the fair market values of these instruments were $12.2 million and $9.3 million, which we recorded in “Other assets” on our Consolidated Balance Sheets.

For the three months ended March 31, 2006, amounts reclassified to “Interest expense” for all of our cash flow hedges decreased interest expense $2.1 million, compared with a $1.9 million increase in interest expense for the same period in 2005. At March 31, 2006, assuming no change in interest rates, $7.1 million would be reclassified as a decrease in interest expense during the remainder of 2006.

In April 2006, we unwound our 3.3% $300 million interest rate swap agreements that hedged our exposure to interest rate fluctuations associated with our Facilities. In addition, we reset the fixed interest rate we pay on the remaining $250 million of interest rate swap agreements under our Facilities from 3.5% to 4.75%, and reset the fixed interest rate we pay on $250 million of interest rate swap agreements related to our senior unsecured floating-rate notes to 4.75%, up from the previous 3.7% rate. In exchange for such terminations and rate resets, we received $25.6 million, which will be used for general corporate purposes. We will reclassify the $25.6 million out of “Accumulated other comprehensive income” as a reduction of interest expense over the periods the previously hedged interest payments affect earnings.

Energy Risk

We enter into natural gas swaps to hedge the variable cash flow risk of natural gas purchases to a fixed price. As of March 31, 2006, we had entered into swap agreements to hedge the variable cash flow risk of natural gas purchases for the period of April 2006 through February 2007. We designated all of the swaps as cash flow hedges. Accordingly, changes in the fair value of these swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Materials, labor, and other operating expenses” in our Consolidated Statement of Income as natural gas was consumed. Amounts reclassified in the three months ended March 31, 2006, increased “Materials, labor, and other operating expenses” $0.2 million. Assuming no change in natural gas prices, $0.2 million would be reclassified as an increase in “Materials, labor, and other operating expenses” during the remainder of 2006. At March 31, 2006, we recorded the $1.0 million fair market value of these instruments in “Receivables, Other” on our Consolidated Balance Sheet. At December 31, 2005, we recorded a

$0.1 million liability related to these instruments in “Accrued liabilities, Other.” Ineffectiveness related to these hedges was not significant.

Foreign Currency Risk

We occasionally enter into foreign exchange contracts to hedge against fluctuations in foreign currency exchange rates. These contracts allow us to hedge certain transactions, including purchases denominated in foreign currencies, which allows us to manage the volatility associated with these transactions and to protect us from currency fluctuations between the contract date and ultimate settlement of the hedged transaction. As of March 31, 2006, we had no foreign exchange contracts outstanding.

In April 2006, we entered into a series of forward foreign exchange contracts to hedge our commitment to purchase capital equipment denominated in euros. These contracts are for a total amount of 12.4 million euros with settlement dates beginning in April 2006 and extending through April 2007. We are accounting for this as a fair value hedge, and we will recognize any gains or losses from remeasuring the forward contract at fair value in the Consolidated Statement of Income (Loss). We will also adjust the commitment for the capital equipment purchase for any gains or losses attributable to fluctuations in foreign currency exchange rates.

ITEM 4.                CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-Q are certifications of our chief executive officer and chief financial officer. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the attached certifications. You should read this section in conjunction with the certifications.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including the chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. A number of key components in our internal control system assist us in these evaluations. Since the company’s inception, we have had a disclosure committee. The committee meets regularly and includes input from our senior management, general counsel, internal audit staff, and independent accountants. This committee is charged with considering and evaluating the materiality of information and reviewing the company’s disclosure obligations on a timely basis. Our internal audit department also evaluates components of our internal controls on an ongoing basis. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level. Furthermore, the company’s management noted that as a result of their evaluation of changes in internal control over financial reporting, they identified no changes during the first quarter of fiscal 2006 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Environmental Matters

We are not currently involved in any material environmental proceedings. OfficeMax retained responsibility for environmental claims and liabilities related to businesses, facilities, and other assets not purchased by us in the Forest Products Acquisition. In addition, OfficeMax indemnifies us for hazardous substance releases and other environmental regulatory violations that relate to the businesses we purchased and that occurred before the Forest Products Acquisition or arose from pre-Forest Products Acquisition operations. OfficeMax, however, may not have sufficient funds to satisfy in full its indemnification obligations, and in some cases, we may not be entitled to indemnification. Management does not believe that the potential exposure to the company for environmental matters would have a material adverse effect on our financial position, results of operations, or cash flows even if OfficeMax failed to fulfill its indemnification responsibilities.

ITEM 1A.                                        RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the Operational Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A.  Risk Factors” of our 2005 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the SEC. There have been no material changes to our risk factors for the three months ended March 31, 2006, from those listed in our 2005 Annual Report on Form 10-K.

ITEM 1B.                                        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2006, our parent company, FPH, sold 335,000 of its Series B common units to two members of management for a total purchase price of $670,000. On the same day, FPH granted a total of 7,900,000 Series C common units, at no cost, to four members of management and to the four nonaffiliated members of our board of directors. We issued 335,000 Series B common units and 7,900,000 Series C common units in our company to FPH to reflect management’s equity interest in the newly issued FPH units. The proceeds from this issuance were used for general corporate purposes. After these issuances, our equity units issued and outstanding were as follows:

Series A Common Units	66,000,000
Series B Common Units	547,777,475
Series C Common Units	39,810,860

As of April 3, 2006, OfficeMax owned all of the Series A equity units. FPH and OfficeMax owned 438,777,475 and 109,000,000 Series B equity units, respectively. FPH holds all 39,810,860 Series C equity units. Because we are a limited liability company, our equity units are neither listed nor publicly traded in any market.

ITEM 3.                                                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                 SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Not applicable.

ITEM 5.                                                 OTHER INFORMATION

None.

ITEM 6.                                                 EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Samuel K. Cotterell
Samuel K. Cotterell
Vice President and Controller
(As Duly Authorized Officer and Chief
Accounting Officer)

Date: May 4, 2006

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006

Number	Description
3	Second Amended and Restated Certificate of Incorporation of Boise Land & Timber Holdings Corp.
12	Ratio of Earnings to Fixed Charges
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99	Financial Statements of Boise Land & Timber Holdings Corp.