Form 10-Q
period 2006-06-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2006-08-03
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                                    Accelerated filer  ☐                               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

As of July 31, 2006, the registrant did not have any voting or nonvoting equity held by nonaffiliates.

Indicate the number of shares outstanding of each of the issuer’s common stock, as of the latest practicable date.

The registrant, a limited liability company, has no common stock outstanding. Equity units issued and outstanding on June 30, 2006, were as follows:

Series	Units Outstanding as of June 30, 2006
Series A Common Units	66,000,000
Series B Common Units	547,663,475
Series C Common Units	39,741,640

These units are neither registered nor publicly traded.

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

PART 1—FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended June 30
	2006	2005
	(thousands)
Sales
Trade	$1,415,784	$1,352,466
Related parties	144,005	142,145
	1,559,789	1,494,611

Costs and expenses
Materials, labor, and other operating expenses	1,360,280	1,299,409
Depreciation, amortization, and depletion	38,459	31,712
Selling and distribution expenses	71,607	64,426
General and administrative expenses	26,158	18,036
Other (income) expense, net	3,233	3,661
	1,499,737	1,417,244

Income from operations	60,052	77,367

Foreign exchange gain (loss)	1,360	(248)
Change in fair value of interest rate swaps	—	(5,314)
Interest expense	(28,610)	(74,365)
Interest income	934	434
	(26,316)	(79,493)

Income (loss) before income taxes	33,736	(2,126)
Income tax provision	(305)	(12,343)
Net income (loss)	$33,431	$(14,469)

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income
(unaudited)

	Six Months Ended June 30
	2006	2005
	(thousands)
Sales
Trade	$2,753,282	$2,634,401
Related parties	276,770	292,481
	3,030,052	2,926,882

Costs and expenses
Materials, labor, and other operating expenses	2,673,002	2,520,067
Fiber costs from related parties	—	17,609
Depreciation, amortization, and depletion	75,116	62,349
Selling and distribution expenses	142,684	126,762
General and administrative expenses	47,620	37,240
Other (income) expense, net	1,108	3,788
	2,939,530	2,767,815

Income from operations	90,522	159,067

Foreign exchange gain (loss)	1,739	(1,041)
Change in fair value of interest rate swaps	—	9,886
Interest expense	(58,786)	(106,444)
Interest income	1,538	1,784
	(55,509)	(95,815)

Income before income taxes	35,013	63,252
Income tax provision	(1,523)	(12,982)
Net income	$33,490	$50,270

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2006	2005
	(thousands)
ASSETS

Current
Cash and cash equivalents	$79,919	$88,171
Receivables
Trade, less allowances of $1,767 and $1,947	423,561	338,821
Related parties	39,500	43,010
Other	13,391	20,980
Inventories	658,462	633,783
Other	17,671	10,694
	1,232,504	1,135,459

Property
Property and equipment
Land and land improvements	73,221	79,420
Buildings and improvements	228,021	226,232
Machinery and equipment	1,376,655	1,331,292
	1,677,897	1,636,944

Accumulated depreciation	(208,282)	(139,890)
	1,469,615	1,497,054
Fiber farms and timber deposits	41,417	52,236
	1,511,032	1,549,290

Deferred financing costs	34,552	37,778
Goodwill	21,846	15,101
Intangible assets	39,579	31,804
Other assets	33,374	44,231
Total assets	$2,872,887	$2,813,663

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Balance Sheets (Continued)
(unaudited)

	June 30,	December 31,
	2006	2005
	(thousands, except for equity units)
LIABILITIES AND CAPITAL

Current
Accounts payable	$402,798	$383,207
Accrued liabilities
Compensation and benefits	105,420	106,289
Interest payable	11,747	10,630
Other	58,600	46,244
	578,565	546,370

Debt
Long-term debt	1,345,000	1,365,800
Note payable to related party, net	278,637	270,854
	1,623,637	1,636,654
Other
Compensation and benefits	133,495	121,269
Other long-term liabilities	35,674	31,937
	169,169	153,206

Redeemable equity units
Series B equity units – 17,306,874 and 17,296,624 units outstanding	9,699	9,508
Series C equity units – 39,741,640 and 32,173,830 units outstanding	4,862	2,904
	14,561	12,412

Commitments and contingent liabilities

Capital
Series A equity units – no par value; 66,000,000 units authorized and outstanding	41,467	39,885
Series B equity units – no par value; 550,000,000 and 549,000,000 units authorized; 530,356,601 and 530,356,601 units outstanding	436,789	417,601
Series C equity units – no par value; 44,000,000 and 38,165,775 units authorized	8,699	7,535
Total capital	486,955	465,021
Total liabilities and capital	$2,872,887	$2,813,663

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2006	2005
	(thousands)
Cash provided by (used for) operations
Net income	$33,490	$50,270
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other costs	77,567	110,845
Related-party interest expense	8,922	8,315
Deferred income tax provision	—	8,681
Pension and other postretirement benefit expense	13,977	14,266
Gain on changes in retiree healthcare programs	(3,741)	—
Change in fair value of interest rate swaps	—	(9,886)
Management equity units expense	1,965	1,562
Other	(90)	1,636
Decrease (increase) in working capital, net of acquisitions
Receivables	(63,154)	(89,370)
Inventories	(18,820)	(34,009)
Accounts payable and accrued liabilities	34,670	67,184
Pension and other postretirement benefit payments	(463)	(315)
Income taxes payable	—	3,591
Other	(1,251)	561
Cash provided by operations	83,072	133,331

Cash provided by (used for) investment
Expenditures for property and equipment	(71,344)	(73,289)
Acquisitions of businesses and facilities	(42,549)	—
Sales of assets	27,744	11,672
Repayment of note receivable from related party, net	—	157,509
Other	1,737	(251)
Cash provided by (used for) investment	(84,412)	95,641

Cash provided by (used for) financing
Issuances of long-term debt	238,300	840,000
Payments of long-term debt	(259,100)	(1,332,100)
Tax distributions to members	(10,725)	(19,604)
Note payable to related party, net	(1,139)	251,312
Proceeds from changes to interest rate swaps	25,620	—
Other	132	(2,727)
Cash used for financing	(6,912)	(263,119)

Decrease in cash and cash equivalents	(8,252)	(34,147)

Balance at beginning of the period	88,171	163,345

Balance at end of the period	$79,919	$129,198

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Capital
(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2004	66,000	$36,868	530,357	$322,718	—	$—	$359,586

Net income (a)	—	—	—	121,367	—	—	121,367
Other comprehensive income (a) (b)
Cash flow hedges	—	—	—	7,269	—	—	7,269
Minimum pension liability adjustment	—	—	—	(58)	—	—	(58)
Paid-in-kind dividend	—	3,017	—	(3,017)	—	—	—
Tax distributions to members	—	—	—	(23,143)	—	—	(23,143)
Allocation of profit interest to Series C equity units	—	—	—	(7,535)	—	7,535	—
Balance at December 31, 2005 (c)	66,000	39,885	530,357	417,601	—	7,535	465,021

Net income (a)	—	—	—	33,490	—	—	33,490
Other comprehensive income (a) (b)
Cash flow hedges	—	—	—	(802)	—	—	(802)
Paid-in-kind dividend	—	1,582	—	(1,582)	—	—	—
Tax distributions to members	—	—	—	(10,725)	—	—	(10,725)
Adjust redeemable equity units to redemption value	—	—	—	(29)	—	—	(29)
Allocation of profit interest to Series C equity units	—	—	—	(1,164)	—	1,164	—
Balance at June 30, 2006 (c)	66,000	$41,467	530,357	$436,789	—	$8,699	$486,955

(a)                                  Total comprehensive income for the three and six months ended June 30, 2006, was $24.7 million and $32.7 million, and $(18.5) million and $47.4 million for the three and six months ended June 30, 2005.

(b)                                 Total other comprehensive income for the three and six months ended June 30, 2006, was $(8.8) million and $(0.8) million, compared with $(4.1) million and $(2.9) million for the three and six months ended June 30, 2005.

(c)                                  Accumulated other comprehensive income at June 30, 2006, and December 31, 2005, was $12.7 million and $13.5 million, respectively.

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

We are a diversified North American paper and forest products company headquartered in Boise, Idaho. We operate our business in the following five reportable segments: Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. See Note 18, Segment Information, for additional information about our reportable segments.

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. Net income for the three and six months ended June 30, 2006 and 2005, involved estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year.

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform with the current period’s presentation. These reclassifications did not affect net income (loss).

2.             Purchase of OfficeMax’s Forest Products and Paper Assets

On October 29, 2004, we acquired OfficeMax’s forest products and paper assets, other than its timberland operations, for an aggregate purchase price of $2.2 billion, including approximately $140 million of related fees and expenses. See Note 2, Purchase of OfficeMax’s Forest Products and Paper Assets, of the Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements and Supplementary Data” of our 2005 Annual Report on Form 10-K for more information.

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

At June 30, 2006, we had approximately $1.8 million of restructuring reserves related to severance costs recorded in “Accrued liabilities, Compensation and benefits” and $0.1 million was recorded in “Accrued liabilities, Other.” Most of the severance costs related to costs for 350 employees. At June 30, 2006, we had terminated approximately 320 employees. Of the $1.9 million remaining restructuring reserve, $1.5 million is recorded in our Paper segment, and $0.4 million is in Corporate and Other. Most of the remaining costs will be paid during 2006. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total
	(thousands)

2004 restructuring reserve	$13,768	$501	$14,269
Charges against reserve	(1,012)	(1)	(1,013)
Restructuring reserve at December 31, 2004	12,756	500	13,256

Additions to restructuring reserve	6,913	221	7,134
Charges against reserve	(16,162)	(593)	(16,755)
Restructuring reserve at December 31, 2005	3,507	128	3,635

Charges against reserve	(1,697)	(11)	(1,708)
Restructuring reserve at June 30, 2006	$1,810	$117	$1,927

3.                                      Purchase of Central Texas Corrugated’s Assets

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses, but before working capital adjustments. In 2006, we paid approximately $42.5 million of cash for the acquisition, which is net of a $2.0 million holdback that is payable in five years. At June 30, 2006, we recorded the $1.3 million discounted holdback in “Other long-term liabilities” on our Consolidated Balance Sheet. CTC manufactures corrugated sheets that it sells primarily to regional independents and full-line container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes.

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

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. We recorded $7.0 million of goodwill in our Packaging & Newsprint segment. See Note 11, Goodwill and Intangible Assets, for the purchase price adjustments that have decreased the recorded amount of goodwill since the acquisition date.

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

4.             Transactions With Related Parties

At June 30, 2006, and December 31, 2005, we had a $278.6 million and a $270.9 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on the Consolidated Balance Sheets. For more information, see Note 13, Debt. Also included in “Note payable to related party, net” was $27.8 million and $18.9 million of accrued interest expense at June 30, 2006, and December 31, 2005.

During each of the periods presented, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the three and six months ended June 30, 2006, sales to OfficeMax were $144.0 million and $276.8 million. For the three and six months ended June 30, 2005, sales to OfficeMax were $142.1 million and $292.5 million. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

In 2005, we purchased fiber from related parties at prices that approximated market prices. During the three and six months ended June 30, 2005, fiber purchases from Boise Land & Timber Corp., a subsidiary of Timber Holdings, were zero and $17.6 million. The costs associated with these purchases are recorded as “Fiber costs from related parties” in the Consolidated Statement of Income. On February 4, 2005, Timber Holdings sold all of its timberlands.

The asset purchase agreement entered into in connection with the purchase of OfficeMax’s forest products and paper assets contains customary representations, warranties, and covenants, including an obligation by OfficeMax to indemnify us for breaches of representations, warranties, and covenants. OfficeMax’s indemnification obligations with respect to such breaches generally survived until April 29, 2006, with indemnification obligations with respect to breaches relating to employee and environmental law matters surviving until October 29, 2009. OfficeMax’s indemnification obligations for breaches of representations, warranties, and covenants are, with certain exceptions, subject to a deductible of $20.7 million and an aggregate cap of $248.9 million. We are also indemnified with respect to certain pre-Forest Products Acquisition liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities.

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal income taxation. We make cash distributions to permit the members of Boise and affiliates to pay taxes. During the six months ended June 30, 2006 and 2005, we paid FPH $10.7 million and $19.6 million. FPH in turn paid $9.4 million and $13.7 million to Madison Dearborn Partners (MDP), our equity sponsor, and $1.1 million and $2.0 million to management investors. During the six months ended June 30, 2006 and 2005, we also paid $0.2 million and $3.9 million to OfficeMax. These payments represented cash paid to fund their tax obligations related to their investments in us.

5.             Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2006, and December 31, 2005, we had $2.6 million and $3.6 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

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

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. At June 30, 2006, and December 31, 2005, we had $25.5 million and $23.7 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on the Consolidated Balance Sheets.

6.             Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(thousands)

Changes in retiree healthcare programs (a)	$—	$—	$(3,741)	$—
Loss on sales of assets, net (b)	822	67	2,408	286
Offering and project costs (c)	2,135	3,600	2,135	3,600
Other, net	276	(6)	306	(98)
	$3,233	$3,661	$1,108	$3,788

(a)                                  In first quarter 2006, we communicated to our hourly employees at our St. Helens, Oregon, pulp and paper mill and our Salem, Oregon, converting operations changes to our retiree healthcare programs. We discontinued healthcare coverage for post-65 retirees and eliminated the company subsidy for some of our pre-65 hourly retirees. As a result of this change, we recorded a $3.7 million gain in our Consolidated Statement of Income for the six months ended June 30, 2006.

(b)                                 The six months ended June 30, 2006, includes a $1.7 million loss related to the sale of our headquarters building in Boise, Idaho.

(c)                                  Represents expenses for the write-off of costs incurred in connection with the canceled initial public offering and other special projects.

7.             Leases

We did not have any capital leases during any of the periods presented. We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $6.2 million and $3.9 million for the three months ended June 30, 2006 and 2005, and $11.2 million and $8.3 million for the six months ended June 30, 2006 and 2005.

Sublease rental income was not material in any of the periods presented. For operating leases with remaining terms of more than one year, the minimum lease payment requirements are $8.7 million for the remainder of 2006, $16.7 million in 2007, $15.2 million in 2008, $14.1 million in 2009, and $13.3 million in 2010, with total payments thereafter of $63.2 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

In first quarter 2006, we sold our headquarters building in Boise, Idaho, for $27.2 million, net of related fees and expenses, and recorded a $1.7 million loss in “Other (income) expense, net” in our Consolidated Statement of Income. The proceeds were used to pay down our Tranche D term loan, which decreased payments due in 2011 by that amount. In connection with the sale, we leased back 65% of the building over a staggered lease term of ten to 12 years. The lease is accounted for as an operating lease. The minimum lease payment requirements related to the transaction are included in the minimum lease payments disclosed above.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging nine years, with fixed payment terms similar to those in the original lease agreements.

8.             Income Taxes

On May 9, 2005, we converted to a C corporation from a limited liability company. On December 20, 2005, acting pursuant to a Rescission Agreement among our shareholders, we rescinded our conversion to C corporation status by filing a conversion certificate with the Delaware Secretary of State that restored our status as a limited liability company. For the period of May 9 through June 30, 2005, we recorded income tax expense at an estimated annual effective tax provision rate of 41%. The effect of establishing deferred taxes upon conversion to a corporation was not material to income tax expense.

As a result of the rescission, at June 30, 2006, the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal income taxation. The taxes in respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of Boise and affiliates to pay these taxes. For both the three and six months ended June 30, 2006, we made $10.7 million of cash distributions to permit our equity holders to pay these taxes. We paid $10.2 million and $19.6 million for the same periods in 2005. Both our senior credit facilities and the indenture governing our notes permit these distributions.

During the three and six months ended June 30, 2006, our effective tax rates for our separate subsidiaries that are taxed as a corporation were 40.9% and 41.8%. During the three and six months ended June 30, 2006, we received $0.3 million and $6.0 million of federal and state income tax refunds as a result of rescinding our C corporation status, and the taxable corporations paid $2.0 million and $3.3 million of taxes.

9.             Receivables

We have a large, diversified customer base. A large portion of our uncoated free sheet and office paper sales volume is sold to OfficeMax. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. Sales to OfficeMax and Abitibi-Consolidated represent concentrations in the volumes of business transacted and concentrations of credit risk.

A large portion of our receivables are used to secure our borrowings under the accounts receivable securitization program described in Note 13, Debt.

10.          Inventories

Inventories include the following:

	June 30, 2006	December 31, 2005
	(thousands)

Finished goods and work in process	$453,059	$414,035
Logs	36,079	62,839
Other raw materials and supplies	169,324	156,909
	$658,462	$633,783

11.          Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. These intangible assets are discussed in detail below. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2005 and determined that there was no impairment.

We account for acquisitions using the purchase method of accounting. As a result, we allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition. In accordance with SFAS No. 141, Business Combinations, we have one year from the purchase date to record changes in estimates of the fair value of assets acquired and liabilities assumed. During the six months ended June 30, 2006, we recorded $0.3 million of net purchase price adjustments that decreased the recorded amount of goodwill. The adjustments were for fair value adjustments related to our acquisition of Central Texas Corrugated (CTC).

Changes in the carrying amount of our goodwill by segment are as follows:

	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(thousands)

Balance at December 31, 2005	$5,593	$6,577	$1,341	$1,590	$—	$15,101

Goodwill acquired during the period (Note 3)	—	—	—	7,046	—	7,046
Purchase price adjustments	—	—	—	(301)	—	(301)
Balance at June 30, 2006	$5,593	$6,577	$1,341	$8,335	$—	$21,846

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

	Six Months Ended June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$24,700	$(155)	$24,545
Customer relationships	13,400	(2,695)	10,705
Noncompete agreements	1,200	(128)	1,072
Technology	5,080	(1,823)	3,257
	$44,380	$(4,801)	$39,579

	Year Ended December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$22,800	$—	$22,800
Customer relationships	6,800	(1,588)	5,212
Technology	5,080	(1,288)	3,792
	$34,680	$(2,876)	$31,804

Intangible asset amortization expense was $1.1 million and $1.9 million for the three and six months ended June 30, 2006, and $0.7 million and $1.3 million for the same periods in 2005. The estimated amortization expense is $2.1 million for the remainder of 2006 and $4.5 million, $4.2 million, $3.4 million, $1.1 million, and $0.5 million in 2007, 2008, 2009, 2010, and 2011, respectively.

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

At June 30, 2006, and December 31, 2005, we had $12.8 million and $11.5 million of asset retirement obligations recorded in “Other, Other long-term liabilities,” on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the six months ended June 30, 2006, and the year ended December 31, 2005:

	June 30, 2006	December 31, 2005
	(thousands)

Asset retirement obligation at beginning of period	$11,484	$10,286
Liabilities incurred	859	—
Net transition adjustment	—	485
Accretion expense	480	789
Payments	(14)	(76)
Asset retirement obligation at end of period	$12,809	$11,484

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

13.          Debt

At June 30, 2006, and December 31, 2005, our long-term debt consisted of the following:

	June 30, 2006	December 31, 2005
	(thousands)

Revolving credit facility, due 2010	$—	$—
Tranche D term loan, due 2011	550,000	635,800
Senior unsecured floating-rate notes, due 2012	250,000	250,000
7.125% senior subordinated notes, due 2014	400,000	400,000
Borrowings secured by receivables	145,000	80,000
	1,345,000	1,365,800
Note payable to related party, net, due 2009	278,637	270,854
	$1,623,637	$1,636,654

Senior Secured Credit Facilities

Boise Cascade, L.L.C. (Boise LLC) and affiliates have a $475.0 million senior secured revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). These borrowings represent our senior secured credit facilities (the Facilities).

Our revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At June 30, 2006, we had no borrowings outstanding under our revolving credit facility; however, $56.6 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $418.4 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the six months ended June 30, 2006, and the year ended December 31, 2005, the average interest rate for our borrowings under the revolver was 6.0% and 5.1%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $30.0 million during the six months ended June 30, 2006, and zero and $126.5 million for the same period in 2005. The weighted average amounts of borrowings outstanding under the revolver during the six months ended June 30, 2006 and 2005, were $1.5 million and $22.4 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At June 30, 2006, and December 31, 2005, we had $550.0 million and $635.8 million outstanding under the Tranche D term loan, and our borrowing rates were 6.8% and 5.8%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.75% or the federal funds effective rate plus 1.25% or (ii) LIBOR plus 1.75%. As a result of a $200.0 million prepayment in October 2005, we are not required to make scheduled principal payments on the Tranche D term loan until 2011, at which time the principal balance is due. However, during the six months ended June 30, 2006, we prepaid $85.8 million on our Tranche D term loan, with $27.2 million of proceeds from the sale of our headquarters building in Boise, Idaho, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay under our interest rate swap agreements, $25.0 million of lower-cost receivable securitization borrowings, and other operating cash flows.

Borrowings under the Facilities are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At June 30, 2006, and December 31, 2005, our borrowing rates for the $250.0 million senior unsecured floating-rate notes were 8.0% and 7.0%.

Borrowings Secured by Receivables

In October 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a fully consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At June 30, 2006, and December 31, 2005, we had $145.0 million and $80.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At June 30, 2006, and December 31, 2005, the interest rates for borrowings secured by receivables were 5.3% and 4.3%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and cannot exceed $250 million. The accounts receivable securitization program contains the same financial covenants as our senior secured credit facilities.

Note Payable to Related Party, Net

At June 30, 2006, we had a $278.6 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on our Consolidated Balance Sheet. The amount of this note payable was $270.9 million at December 31, 2005. The note is subject to adjustment based on transactions between the subsidiary and us. Effective April 1, 2006, we amended and restated our note payable to Timber Holdings. Our borrowing rate under the amended and restated note is 5%, and the note matures March 31, 2009. Included in “Note payable to related party, net” was $27.8 million and $18.9 million of accrued interest expense related to the note at June 30, 2006, and December 31, 2005, respectively. Timber Holdings is a guarantor of our debt; see Note 20, Consolidating Guarantor and Nonguarantor Financial Information.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us an effective interest rate on all of our variable-rate debt of 6.6% and 5.3% at June 30, 2006, and December 31, 2005, respectively. For additional information on our interest rate swaps, see Note 14, Financial Instruments.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the terms of the loans, which range from six to ten years. At June 30, 2006, and December 31, 2005, we had $34.6 million and $37.8 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan in second quarter 2005, we recorded a $43.0 million charge for the write-off of the deferred financing costs in “Interest expense” in our Consolidated Statements of Income (Loss).

At June 30, 2006, and December 31, 2005, our average effective interest rates, including the effect of our interest rate swaps, on all of our debt except for our note payable to related party, net, were 6.7% and 5.8%.

Cash payments for interest, net of interest capitalized, were $29.8 million and $45.6 million for the three and six months ended June 30, 2006, and $30.0 million and $48.9 million for the three and six months ended June 30, 2005.

14.          Financial Instruments

We are exposed to risks such as changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged item, as well as our risk management objectives and strategy for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income,” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At June 30, 2006, the estimated current market value of our fixed-rate debt, including our note payable to related party, based on then-current interest rates for similar obligations with like maturities, was approximately $72.8 million less than the amount reported on our Consolidated Balance Sheet.

Swaps on our Facilities.  Our obligations under our senior secured credit facilities and senior notes expose us to changes in short-term interest rates since interest rates on this debt are variable. In November 2004, we entered into four interest rate swaps with a total notional amount of $550 million to hedge the exposure to interest rate fluctuations associated with our Tranche B term loan (which was paid in full in April 2005). The swaps on $300 million of our Tranche B term loan were fixed at an average pay rate of 3.3% and would have expired in December 2007, while the swaps on $250 million of our Tranche B term loan were fixed at an average pay rate of 3.5% and expire in December 2008. With the anticipated repayment of the Tranche B term loan, these interest rate swaps were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. In second quarter 2005, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under the Facilities, and prior to the redesignation, we recognized $5.3 million of noncash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss. The net $9.9 million of value that was recorded in “Other assets” on our Consolidated Balance Sheet results in higher interest expense over the remaining life of the interest rate swaps. Changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. Ineffectiveness related to the redesignated hedges was not significant. The four interest rate swaps with a total notional amount of $550 million gave us an effective interest rate of 4.9% at December 31, 2005. At December 31, 2005, the fair market value of these instruments was $16.9 million, which we recorded in “Other assets” on our Consolidated Balance Sheet.

In April 2006, we terminated our 3.3% $300 million interest rate swap agreements that hedged our exposure to interest rate fluctuations associated with our Facilities. In addition, we reset the fixed interest rate we pay on the remaining $250 million of interest rate swap agreements under our Facilities from 3.5% to 4.75%. The reset interest rate swaps with a total notional amount of $250 million gave us an effective interest rate of 6.4% on that debt at June 30, 2006. At June 30, 2006, the fair market value of these instruments was $4.4 million, which we recorded in “Other assets” on our Consolidated Balance Sheet. There was no ineffectiveness related to the hedges.

Swaps on our senior unsecured floating-rate notes.  In November 2004, we entered into two 3.7% interest rate swaps with an aggregate notional amount of $250 million to hedge the exposure to floating-rate interest rate risks associated with our senior unsecured floating-rate notes, which gave us an effective interest rate on that debt of 6.6% at December 31, 2005. In April 2006, we reset the fixed interest rate we pay on the $250 million of interest rate swap agreements to 4.75%, which gave us an effective interest rate on our senior unsecured floating-rate notes of 7.6% at June 30, 2006. These swaps expire in October 2009. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. There was no ineffectiveness related to these hedges. At June 30, 2006, and December 31, 2005, the fair market values of these instruments were $5.8 million and $9.3 million, which we recorded in “Other assets” on our Consolidated Balance Sheets.

Other.  In exchange for the termination of and rate resets on our interest rate swap agreements described above, we received $25.6 million which we used to make prepayments on our Tranche D term loan. We will reclassify the $25.6 million of “Accumulated other comprehensive income” as a reduction of interest expense over the periods the previously hedged interest payments affect earnings.

For the three and six months ended June 30, 2006, amounts reclassified to “Interest expense” for all of our cash flow hedges decreased interest expense $1.9 million and $4.0 million, compared with a $2.2 million and $4.1 million increase in interest expense for the same periods in 2005. At June 30, 2006, assuming no change in interest rates, $5.6 million would be reclassified as a decrease in interest expense during the remainder of 2006.

Energy Risk

We enter into natural gas swaps to hedge the variable cash flow risk of natural gas purchases to a fixed price. As of June 30, 2006, we had entered into swap agreements to hedge the variable cash flow risk of natural gas purchases for the period of July 2006 through February 2007. We designated all of the swaps as cash flow hedges. Accordingly, changes in the fair value of these swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss) as natural gas was consumed. Amounts reclassified in the three months ended June 30, 2006, decreased “Materials, labor, and other operating expenses” $0.1 million, and amounts reclassified in the six months ended June 30, 2006, increased these expenses $0.1 million. Assuming natural gas prices follow the futures curve in effect at June 30, 2006, $11.1 million would be reclassified as an increase in “Materials, labor, and other operating expenses” during the remainder of 2006. At June 30, 2006, and December 31, 2005, the fair market values of these instruments were a negative $9.8 million and $0.1 million, which we recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets. Ineffectiveness related to these hedges was not significant.

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

In second quarter 2006, we entered into a series of forward foreign exchange contracts to hedge our commitment to purchase capital equipment denominated in euros. These contracts are for a total amount of 12.4 million euros with settlement dates which began in April 2006 and extend through April 2007. We are accounting for these as fair value hedges and recognize any gains or losses from remeasuring the forward contracts at fair value in the Consolidated Statements of Income (Loss). We also adjust the commitment for the capital equipment purchase for any gains or losses attributable to fluctuations in foreign currency exchange rates. At June 30, 2006, the fair market value of these contracts was $0.2 million, which we recorded in “Receivables, Other,” and we recorded the same amount for the increase in the purchase commitment in “Accounts payable” on our Consolidated Balance Sheet.

15.          Recently Adopted Accounting Standards

In February 2006, the FASB issued FASB Staff Position (FSP) SFAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. SFAS No. 123(R)-4 requires companies to assess the probability that a contingent cash settlement event will occur when it determines the classification of options or other similar instruments issued as part of employee compensation arrangements. Because Forest Products Holdings’, (our equity sponsor) redemption and the expected parallel redemptions of the Series B and Series C equity units granted to our employees under the Management Equity Agreement are a contingent event outside employees’ control and not currently deemed probable of occurring, we account for the units using equity plan accounting in accordance with SFAS No. 123(R)-4.

In September 2005, the FASB’s EITF reached a consensus on EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty. The consensus identifies circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. We adopted this standard effective January 2006, and it required us to report our inventory buy/sell transactions in our Packaging & Newsprint and Paper segments on a net basis in our Consolidated Statement of Income. Previously, in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, we recorded sales and purchases related to our inventory buy/sell arrangements on a gross basis. This consensus had no impact on net income. Had this consensus previously been in effect, it would have reduced sales $21.1 million and $42.1 million for the three and six months ended June 30, 2005, and would have reduced “Materials, labor, and other operating expenses” by about the same amount. In accordance with the provisions of EITF 04-13, prior period financial information has not been reclassified to conform with the current period’s presentation.

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

16.          Retirement and Benefit Plans

The following table presents the components of net periodic pension and postretirement benefit costs in accordance with revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits:

	Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2006	2005	2006	2005
	(thousands)

Service cost	$6,219	$6,363	$53	$162
Interest cost	8,446	7,703	91	266
Expected return on plan assets	(8,555)	(7,585)	—	—
Recognized actuarial loss	69	94	—	—
Amortization of prior service costs and other	112	—	—	—
Company-sponsored plans	6,291	6,575	144	428
Multiemployer pension plans	125	133	—	—
Net periodic benefit cost	$6,416	$6,708	$144	$428

	Pension Benefits		Other Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(thousands)

Service cost	$12,438	$12,725	$107	$321
Interest cost	16,892	15,407	185	535
Expected return on plan assets	(17,111)	(15,169)	—	—
Recognized actuarial loss	139	187	—	—
Amortization of prior service costs and other	224	—	—	—
Plan settlement/curtailment expense	821	—	—	—
Company-sponsored plans	13,403	13,150	292	856
Multiemployer pension plans	282	260	—	—
Net periodic benefit cost	$13,685	$13,410	$292	$856

In 2006, we are not required to make a minimum contribution to our pension plans; however, we may elect to make voluntary contributions.

17.          Redeemable Equity Units

In April 2006, two of our key managers purchased, pursuant to the terms of a Management Equity Agreement (Equity Plan), a total of 0.3 million 2006 Series B equity units in FPH at $2.00 per unit. Those who purchased FPH’s Series B equity units also received a grant of 5.3 million of FPH’s Series C equity units (profits interests). The 2006 Series C equity units represent the right to participate in profits after the holders of the FPH Series B and 2004 Series C equity units receive a specified threshold return as defined in the Equity Plan. In addition, in April 2006, FPH issued 2.6 million 2006 Series C equity units of FPH to two other key managers and our four nonaffiliated directors for no consideration.

The 2006 equity units vest on the same dates the units issued in 2004 vest. We did not recognize compensation expense on the date of grant for the 2006 Series B equity units because the fair value of the units issued by FPH was equal to or less than the amount each employee was required to pay. We recognize compensation expense for the fair value of the 2006 Series C equity units over the vesting periods. During the three and six months ended June 30, 2006, we recognized $0.2 million of compensation expense related to the 2006 Series C equity unit grants.

18.        Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 16 of “Item 8.  Consolidated Financial Statements and Supplementary Data” in our 2005 Annual Report on Form 10-K.

An analysis of our operations by segment is as follows:

						Income	Depreciation,
	Sales					(Loss)	Amortization,
Three Months Ended		Related				Before	and	EBITDA
June 30, 2006	Trade	Party	Intersegment	Total		Taxes	Depletion	(f)
	(millions)

Building Materials Distribution	$832.7	$—	$—	$832.7		$25.3	$2.4	$27.7
Wood Products	182.8	—	131.9	314.7		17.2	6.7	23.9
Paper	223.4	144.0	14.3	381.7		16.5	15.5	32.0
Packaging & Newsprint	172.1	—	18.7	190.8	(a)	13.8	12.7	26.5
Corporate and Other	4.8	—	11.8	16.6		(11.4)	1.2	(10.2)
	1,415.8	144.0	176.7	1,736.5		61.4	38.5	99.9
Intersegment eliminations	—	—	(176.7)	(176.7)		—	—	—
Interest expense	—	—	—	—		(28.6)	—	—
Interest income	—	—	—	—		0.9	—	—
	$1,415.8	$144.0	$—	$1,559.8		$33.7	$38.5	$99.9

	Sales				Income (Loss)	Depreciation, Amortization,
Three Months Ended		Related			Before	and	EBITDA
June 30, 2005	Trade	Party	Intersegment	Total	Taxes (c)	Depletion	(c) (f)
	(millions)

Building Materials Distribution	$795.7	$—	$0.3	$796.0	$21.0	$2.3	$23.3
Wood Products	206.3	—	128.7	335.0	31.3	5.3	36.7
Paper	198.9	142.1	11.7	352.7	27.1	13.3	40.5
Packaging & Newsprint	147.5	—	20.3	167.8	10.1	9.3	19.3
Corporate and Other	4.1	—	12.2	16.3	(12.4)	1.5	(11.0)
	1,352.5	142.1	173.2	1,667.8	77.1	31.7	108.8
Intersegment eliminations	—	—	(173.2)	(173.2)	—	—	—
Change in fair value of interest rate swaps (d)	—	—	—	—	(5.3)	—	—
Interest expense (e)	—	—	—	—	(74.3)	—	—
Interest income	—	—	—	—	0.4	—	—
	$1,352.5	$142.1	$—	$1,494.6	$(2.1)	$31.7	$108.8

	Sales					Income (Loss)		Depreciation, Amortization,
Six Months Ended		Related				Before		and	EBITDA
June 30, 2006	Trade	Party	Intersegment	Total		Taxes		Depletion	(f)
	(millions)

Building Materials Distribution	$1,594.5	$—	$—	$1,594.5		$43.9		$4.8	$48.7
Wood Products	368.8	—	258.5	627.3		36.0		13.0	49.0
Paper	449.2	276.8	26.1	752.1		13.9		30.1	44.0
Packaging & Newsprint	331.2	—	38.4	369.6	(a)	16.2		24.8	40.9
Corporate and Other	9.6	—	22.9	32.5		(17.7	)(b)	2.4	(15.2)
	2,753.3	276.8	345.9	3,376.0		92.3		75.1	167.4
Intersegment eliminations	—	—	(345.9)	(345.9)		—		—	—
Interest expense	—	—	—	—		(58.8)		—	—
Interest income	—	—	—	—		1.5		—	—
	$2,753.3	$276.8	$—	$3,030.1		$35.0		$75.1	$167.4

	Sales				Income (Loss)	Depreciation, Amortization,
Six Months Ended		Related			Before	and	EBITDA
June 30, 2005	Trade	Party	Intersegment	Total	Taxes (c)	Depletion	(c) (f)
	(millions)

Building Materials Distribution	$1,491.9	$—	$0.3	$1,492.2	$45.4	$4.3	$49.7
Wood Products	414.1	—	243.3	657.4	64.4	10.6	75.0
Paper	394.7	292.5	23.4	710.6	56.4	26.3	82.7
Packaging & Newsprint	321.9	—	39.6	361.5	14.6	18.5	33.0
Corporate and Other	11.8	—	23.9	35.7	(22.8)	2.6	(20.0)
	2,634.4	292.5	330.5	3,257.4	158.0	62.3	220.4
Intersegment eliminations	—	—	(330.5)	(330.5)	—	—	—
Change in fair value of interest rate swaps (d)	—	—	—	—	9.9	—	—
Interest expense (e)	—	—	—	—	(106.4)	—	—
Interest income	—	—	—	—	1.8	—	—
	$2,634.4	$292.5	$—	$2,926.9	$63.3	$62.3	$220.4

(a)           Includes the impact of adopting EITF 04-13 effective January 1, 2006, which required us to report our inventory buy/sell transactions with the same counterparty on a net basis. See Note 15, Recently Adopted Accounting Standards.

(b)           Includes a $3.7 million gain for changes in our retiree healthcare programs and a $1.7 million loss related to the sale of our headquarters building.

(c)           Includes $3.6 million for the write-off of costs incurred in connection with the canceled initial public offering.

(d)           Includes the change in the fair value of interest rate swaps related to our amended and restated senior credit facilities.

(e)           Includes the write-off of $43.0 million of deferred financing costs resulting from the repayment of the Tranche B term loan.

(f)            EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting practices (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(millions)

Net income (loss)	$33.4	$(14.5)	$33.5	$50.3
Change in fair value of interest rate swaps	—	5.3	—	(9.9)
Interest expense	28.6	74.3	58.8	106.4
Interest income	(0.9)	(0.4)	(1.5)	(1.8)
Income tax provision	0.3	12.3	1.5	13.0
Depreciation, amortization, and depletion	38.5	31.7	75.1	62.3
EBITDA	$99.9	$108.8	$167.4	$220.4

19.          Commitments and Guarantees

Commitments

As discussed in Notes 1, 6, and 11 of “Item 8. Consolidated Financial Statements and Supplementary Data” in our 2005 Annual Report on Form 10-K, we have commitments for timber contracts, leases, and long-term debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. Except as disclosed below, at June 30, 2006, there have been no material changes to our contractual obligations outside the normal course of business.

During the six months ended June 30, 2006, we increased the amount of borrowings secured under our accounts receivable securitization program from $80.0 million at December 31, 2005, to $145.0 million at June 30, 2006. Additionally, we prepaid $85.8 million on our Tranche D term loan, with $27.2 million of proceeds from the sale of our headquarters building in Boise, Idaho, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay under our interest rate swap agreements, $25.0 million of lower-cost receivable securitization borrowings, and other operating cash flows.

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

20.          Consolidating Guarantor and Nonguarantor Financial Information

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

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended June 30, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,393,678	$22,106	$—	$1,415,784
Intercompany	—	1,711	3	19,135	(20,849)	—
Related parties	—	—	144,005	—	—	144,005
	—	1,711	1,537,686	41,241	(20,849)	1,559,789

Costs and expenses
Materials, labor, and other operating expenses	—	1,779	1,337,033	35,572	(14,104)	1,360,280
Depreciation, amortization, and depletion	—	901	36,499	1,059	—	38,459
Selling and distribution expenses	—	—	71,030	577	—	71,607
General and administrative expenses	—	11,408	20,811	684	(6,745)	26,158
Other (income) expense, net	—	2,409	52	772	—	3,233
	—	16,497	1,465,425	38,664	(20,849)	1,499,737

Income (loss) from operations	—	(14,786)	72,261	2,577	—	60,052

Foreign exchange gain (loss)	—	5,435	426	(4,501)	—	1,360
Interest expense	—	(25,618)	—	(2,992)	—	(28,610)
Interest expense—intercompany	—	(137)	—	(4,103)	4,240	—
Interest income	—	853	61	20	—	934
Interest income—intercompany	—	66	4,174	—	(4,240)	—
	—	(19,401)	4,661	(11,576)	—	(26,316)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(34,187)	76,922	(8,999)	—	33,736
Income tax provision	—	(3)	(302)	—	—	(305)

Income (loss) before equity in net income (loss) of affiliates	—	(34,190)	76,620	(8,999)	—	33,431

Equity in net income (loss) of affiliates	33,431	67,621	—	—	(101,052)	—
Net income (loss)	$33,431	$33,431	$76,620	$(8,999)	$(101,052)	$33,431

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended June 30, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,330,476	$21,990	$—	$1,352,466
Intercompany	—	—	4,477	15,661	(20,138)	—
Related parties	—	—	142,145	—	—	142,145
	—	—	1,477,098	37,651	(20,138)	1,494,611

Costs and expenses
Materials, labor, and other operating expenses	—	88	1,281,651	37,808	(20,138)	1,299,409
Depreciation, amortization, and depletion	—	1,114	29,780	818	—	31,712
Selling and distribution expenses	—	—	63,913	513	—	64,426
General and administrative expenses	—	8,215	9,793	28	—	18,036
Other (income) expense, net	—	3,610	(1,140)	1,191	—	3,661
	—	13,027	1,383,997	40,358	(20,138)	1,417,244

Income (loss) from operations	—	(13,027)	93,101	(2,707)	—	77,367

Foreign exchange gain (loss)	—	(160)	(127)	39	—	(248)
Change in fair value of interest rate swaps	—	(5,314)	—	—	—	(5,314)
Interest expense	—	(74,363)	—	(2)	—	(74,365)
Interest expense—intercompany	—	(52)	—	(267)	319	—
Interest income	—	346	71	17	—	434
Interest income—intercompany	—	281	38	—	(319)	—
	—	(79,262)	(18)	(213)	—	(79,493)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(92,289)	93,083	(2,920)	—	(2,126)
Income tax provision	(11,859)	(82)	(383)	(19)	—	(12,343)

Income (loss) before equity in net income (loss) of affiliates	(11,859)	(92,371)	92,700	(2,939)	—	(14,469)

Equity in net income (loss) of affiliates	(2,610)	89,761	—	—	(87,151)	—
Net income (loss)	$(14,469)	$(2,610)	$92,700	$(2,939)	$(87,151)	$(14,469)

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Six Months Ended June 30, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$2,719,977	$33,305	$—	$2,753,282
Intercompany	—	2,567	1,236	38,824	(42,627)	—
Related parties	—	—	276,770	—	—	276,770
	—	2,567	2,997,983	72,129	(42,627)	3,030,052

Costs and expenses
Materials, labor, and other operating expenses	—	1,394	2,639,433	62,042	(29,867)	2,673,002
Depreciation, amortization, and depletion	—	1,867	71,185	2,064	—	75,116
Selling and distribution expenses	—	—	141,498	1,186	—	142,684
General and administrative expenses	—	20,501	38,628	1,251	(12,760)	47,620
Other (income) expense, net	—	347	(888)	1,649	—	1,108
	—	24,109	2,889,856	68,192	(42,627)	2,939,530

Income (loss) from operations	—	(21,542)	108,127	3,937	—	90,522

Foreign exchange gain (loss)	—	4,693	403	(3,357)	—	1,739
Interest expense	—	(53,787)	—	(4,999)	—	(58,786)
Interest expense—intercompany	—	(246)	—	(8,512)	8,758	—
Interest income	—	1,386	119	33	—	1,538
Interest income—intercompany	—	113	8,645	—	(8,758)	—
	—	(47,841)	9,167	(16,835)	—	(55,509)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(69,383)	117,294	(12,898)	—	35,013
Income tax provision	—	(5)	(1,518)	—	—	(1,523)

Income (loss) before equity in net income (loss) of affiliates	—	(69,388)	115,776	(12,898)	—	33,490

Equity in net income (loss) of affiliates	33,490	102,878	—	—	(136,368)	—
Net income (loss)	$33,490	$33,490	$115,776	$(12,898)	$(136,368)	$33,490

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Six Months Ended June 30, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$2,600,440	$33,961	$—	$2,634,401
Intercompany	—	—	4,477	28,264	(32,741)	—
Related parties	—	—	292,481	—	—	292,481
	—	—	2,897,398	62,225	(32,741)	2,926,882

Costs and expenses
Materials, labor, and other operating expenses	—	88	2,490,006	62,714	(32,741)	2,520,067
Fiber costs from related parties	—	—	17,609	—	—	17,609
Depreciation, amortization, and depletion	—	1,836	58,927	1,586	—	62,349
Selling and distribution expenses	—	—	125,782	980	—	126,762
General and administrative expenses	—	17,343	19,869	28	—	37,240
Other (income) expense, net	—	3,650	(1,922)	2,060	—	3,788
	—	22,917	2,710,271	67,368	(32,741)	2,767,815

Income (loss) from operations	—	(22,917)	187,127	(5,143)	—	159,067

Foreign exchange gain (loss)	—	40	(231)	(850)	—	(1,041)
Change in fair value of interest rate swaps	—	9,886	—	—	—	9,886
Interest expense	—	(106,441)	—	(3)	—	(106,444)
Interest expense—intercompany	—	(55)	—	(381)	436	—
Interest income	—	1,618	139	27	—	1,784
Interest income—intercompany	—	381	55	—	(436)	—
	—	(94,571)	(37)	(1,207)	—	(95,815)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(117,488)	187,090	(6,350)	—	63,252
Income tax provision	(11,859)	(94)	(980)	(49)	—	(12,982)

Income (loss) before equity in net income (loss) of affiliates	(11,859)	(117,582)	186,110	(6,399)	—	50,270

Equity in net income (loss) of affiliates	62,129	179,711	—	—	(241,840)	—
Net income (loss)	$50,270	$62,129	$186,110	$(6,399)	$(241,840)	$50,270

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets June 30, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$76,253	$32	$3,634	$—	$79,919
Receivables
Trade, less allowances	—	—	8,032	415,529	—	423,561
Intercompany	—	—	1,204	1,787	(2,991)	—
Related parties	—	—	4,284	35,216	—	39,500
Other	—	996	9,206	3,189	—	13,391
Inventories	—	17	633,604	24,841	—	658,462
Other	—	5,992	10,862	817	—	17,671
	—	83,258	667,224	485,013	(2,991)	1,232,504

Property
Property and equipment
Land and land improvements	—	—	72,553	668	—	73,221
Buildings and improvements	—	864	218,565	8,592	—	228,021
Machinery and equipment	—	10,361	1,330,702	35,592	—	1,376,655
	—	11,225	1,621,820	44,852	—	1,677,897

Accumulated depreciation	—	(2,646)	(193,194)	(12,442)	—	(208,282)
	—	8,579	1,428,626	32,410	—	1,469,615

Fiber farms and timber deposits	—	—	29,494	11,923	—	41,417
	—	8,579	1,458,120	44,333	—	1,511,032

Deferred financing costs	—	34,147	—	405	—	34,552
Goodwill	—	—	21,846	—	—	21,846
Intangible assets	—	—	39,579	—	—	39,579
Investments in affiliates	501,516	573,464	—	—	(1,074,980)	—
Other assets	—	16,363	13,960	3,051	—	33,374
Total assets	$501,516	$715,811	$2,200,729	$532,802	$(1,077,971)	$2,872,887

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets June 30, 2006 (Continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$26,516	$371,887	$4,395	$—	$402,798
Intercompany	—	—	1,787	1,204	(2,991)	—
Accrued liabilities
Compensation and benefits	—	48,659	55,668	1,093	—	105,420
Interest payable	—	10,720	—	1,027	—	11,747
Other	—	13,350	38,787	6,463	—	58,600
	—	99,245	468,129	14,182	(2,991)	578,565

Debt
Long-term debt	—	1,200,000	—	145,000	—	1,345,000
Note payable to related party, net	—	278,637	—	—	—	278,637
	—	1,478,637	—	145,000	—	1,623,637

Other
Compensation and benefits	—	133,495	—	—	—	133,495
Other long-term liabilities	—	22,744	12,930	—	—	35,674
	—	156,239	12,930	—	—	169,169

Due to (from) affiliates	—	(1,519,826)	1,227,189	292,637	—	—

Redeemable equity units
Series B equity units	9,699	—	—	—	—	9,699
Series C equity units	4,862	—	—	—	—	4,862
Redeemable equity units	—	14,561	—	—	(14,561)	—
	14,561	14,561	—	—	(14,561)	14,561

Commitments and contingent liabilities

Capital
Series A equity units	41,467	—	—	—	—	41,467
Series B equity units	436,789	—	—	—	—	436,789
Series C equity units	8,699	—	—	—	—	8,699
Subsidiary equity	—	486,955	492,481	80,983	(1,060,419)	—
Total capital	486,955	486,955	492,481	80,983	(1,060,419)	486,955
Total liabilities and capital	$501,516	$715,811	$2,200,729	$532,802	$(1,077,971)	$2,872,887

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets December 31, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$85,469	$34	$2,668	$—	$88,171
Receivables
Trade, less allowances	—	—	2,668	336,153	—	338,821
Intercompany	—	—	1,204	1,284	(2,488)	—
Related parties	—	—	3,335	39,675	—	43,010
Other	—	7,318	10,570	3,092	—	20,980
Inventories	—	124	610,418	23,241	—	633,783
Other	—	6,967	3,195	532	—	10,694
	—	99,878	631,424	406,645	(2,488)	1,135,459

Property
Property and equipment
Land and land improvements	—	6,881	71,874	665	—	79,420
Buildings and improvements	—	23,343	194,518	8,371	—	226,232
Machinery and equipment	—	9,508	1,287,320	34,464	—	1,331,292
	—	39,732	1,553,712	43,500	—	1,636,944

Accumulated depreciation	—	(2,579)	(126,805)	(10,506)	—	(139,890)
	—	37,153	1,426,907	32,994	—	1,497,054

Fiber farms and timber deposits	—	—	40,955	11,281	—	52,236
	—	37,153	1,467,862	44,275	—	1,549,290

Deferred financing costs	—	37,294	—	484	—	37,778
Goodwill	—	—	15,101	—	—	15,101
Intangible assets	—	—	31,804	—	—	31,804
Investments in affiliates	477,433	470,587	—	—	(948,020)	—
Other assets	—	33,237	7,903	3,091	—	44,231
Total assets	$477,433	$678,149	$2,154,094	$454,495	$(950,508)	$2,813,663

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets December 31, 2005 (Continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$39,517	$340,772	$2,918	$—	$383,207
Intercompany	—	—	1,284	1,204	(2,488)	—
Accrued liabilities
Compensation and benefits	—	42,240	63,078	971	—	106,289
Interest payable	—	9,945	—	685	—	10,630
Other	—	4,036	38,469	3,739	—	46,244
	—	95,738	443,603	9,517	(2,488)	546,370

Debt
Long-term debt, less current portion	—	1,285,800	—	80,000	—	1,365,800
Note payable to related party, net	—	270,854	—	—	—	270,854
	—	1,556,654	—	80,000	—	1,636,654

Other
Compensation and benefits	—	121,269	—	—	—	121,269
Other long-term liabilities	—	19,612	12,325	—	—	31,937
	—	140,881	12,325	—	—	153,206

Due to (from) affiliates	—	(1,592,557)	1,322,896	269,661	—	—

Redeemable equity units
Series B equity units	9,508	—	—	—	—	9,508
Series C equity units	2,904	—	—	—	—	2,904
Redeemable equity units	—	12,412	—	—	(12,412)	—
	12,412	12,412	—	—	(12,412)	12,412

Commitments and contingent liabilities

Capital
Series A equity units	39,885	—	—	—	—	39,885
Series B equity units	417,601	—	—	—	—	417,601
Series C equity units	7,535	—	—	—	—	7,535
Subsidiary equity	—	465,021	375,270	95,317	(935,608)	—
Total capital	465,021	465,021	375,270	95,317	(935,608)	465,021
Total liabilities and capital	$477,433	$678,149	$2,154,094	$454,495	$(950,508)	$2,813,663

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$33,490	$33,490	$115,776	$(12,898)	$(136,368)	$33,490
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(33,490)	(102,878)	—	—	136,368	—
Depreciation, depletion, and amortization of deferred financing costs and other costs	—	4,232	71,184	2,151	—	77,567
Related-party interest expense	—	9,055	—	8,512	(8,645)	8,922
Related-party interest income	—	—	(8,645)	—	8,645	—
Pension and other postretirement benefit expense	—	13,977	—	—	—	13,977
Gain on changes in retiree healthcare programs	—	(3,741)	—	—	—	(3,741)
Management equity units expense	—	1,965	—	—	—	1,965
Other	—	(3,044)	(403)	3,357	—	(90)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	6,825	5,538	(75,517)	—	(63,154)
Inventories	—	107	(17,327)	(1,600)	—	(18,820)
Accounts payable and accrued liabilities	—	(10,889)	40,878	4,681	—	34,670
Pension and other postretirement benefit payments	—	(463)	—	—	—	(463)
Other	—	9,458	(10,424)	(285)	—	(1,251)
Cash provided by (used for) operations	—	(41,906)	196,577	(71,599)	—	83,072

Cash provided by (used for) investment
Expenditures for property and equipment	—	(1,577)	(68,503)	(1,264)	—	(71,344)
Acquisitions of businesses and facilities	—	—	(42,549)	—	—	(42,549)
Sales of assets	—	27,744	—	—	—	27,744
Investments in related parties	10,570	102,878	—	—	(113,448)	—
Other	—	4,576	1,360	(4,199)	—	1,737
Cash provided by (used for) investment	10,570	133,621	(109,692)	(5,463)	(113,448)	(84,412)

Cash provided by (used for) financing
Issuances of long-term debt	—	68,300	—	170,000	—	238,300
Payments of long-term debt	—	(154,100)	—	(105,000)	—	(259,100)
Tax distributions to members	(10,725)	—	—	—	—	(10,725)
Tax distributions to Boise Cascade Holdings, L.L.C.	—	(10,725)	—	—	10,725	—
Note payable to related party, net	—	(1,139)	—	—	—	(1,139)
Proceeds from changes in interest rate swaps	—	25,620	—	—	—	25,620
Proceeds from equity units issued, net of repurchases	155	—	—	—	(155)	—
Other	—	132	—	—	—	132
Cash provided by (used for) financing	(10,570)	(71,912)	—	65,000	10,570	(6,912)

Due to (from) affiliates	—	(29,019)	(86,887)	13,028	102,878	—

Increase (decrease) in cash and cash equivalents	—	(9,216)	(2)	966	—	(8,252)
Balance at beginning of the period	—	85,469	34	2,668	—	88,171
Balance at end of the period	$—	$76,253	$32	$3,634	$—	$79,919

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$50,270	$62,129	$186,110	$(6,399)	$(241,840)	$50,270
Items in net income not using (providing) cash
Equity in net income (loss) of affiliates	(62,129)	(179,711)	—	—	241,840	—
Depreciation, depletion, and amortization of deferred financing costs and other costs	—	50,332	58,927	1,586	—	110,845
Related-party interest expense	—	8,315	—	—	—	8,315
Deferred income tax provision	8,681	—	—	—	—	8,681
Pension and other postretirement benefit expense	—	14,266	—	—	—	14,266
Change in fair value of interest rate swaps	—	(9,886)	—	—	—	(9,886)
Management equity units expense	—	1,562	—	—	—	1,562
Other	—	555	231	850	—	1,636
Decrease (increase) in working capital
Receivables	(2,724)	(45,194)	(39,187)	(4,989)	2,724	(89,370)
Inventories	—	(5,126)	(24,705)	(4,178)	—	(34,009)
Accounts payable and accrued liabilities	—	42,884	23,824	3,200	(2,724)	67,184
Pension and other postretirement benefit payments	—	(315)	—	—	—	(315)
Income taxes payable	2,724	—	861	6	—	3,591
Other	—	2,570	(1,680)	(329)	—	561
Cash provided by (used for) operations	(3,178)	(57,619)	204,381	(10,253)	—	133,331

Cash provided by (used for) investment
Expenditures for property and equipment	—	(3,247)	(64,929)	(5,113)	—	(73,289)
Sales of assets	—	—	11,672	—	—	11,672
Repayment of note receivable from related party	—	157,509	—	—	—	157,509
Investment in related party	22,782	179,711	—	—	(202,493)	—
Other	—	(142)	407	(516)	—	(251)
Cash provided by (used for) investment	22,782	333,831	(52,850)	(5,629)	(202,493)	95,641

Cash provided by (used for) financing
Issuances of long-term debt	—	840,000	—	—	—	840,000
Payments of long-term debt	—	(1,332,100)	—	—	—	(1,332,100)
Tax distributions to members	(19,604)	—	—	—	—	(19,604)
Tax distributions to Boise Cascade Holdings, L.L.C.	—	(19,604)	—	—	19,604	—
Note payable to related party, net	—	251,312	—	—	—	251,312
Other	—	(3,181)	—	—	454	(2,727)
Cash provided by (used for) financing	(19,604)	(263,573)	—	—	20,058	(263,119)

Due to (from) affiliates	—	(45,831)	(151,535)	14,931	182,435	—

Decrease in cash and cash equivalents	—	(33,192)	(4)	(951)	—	(34,147)
Balance at beginning of the period	—	160,559	39	2,747	—	163,345
Balance at end of the period	$—	$127,367	$35	$1,796	$—	$129,198

21.          Legal Proceedings and Contingencies

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

22.          Subsequent Event

In July 2006, we reached an agreement to sell Minnesota, Dakota & Western Railway (MD&W) in International Falls, Minnesota, to Watco Companies, Inc. The sale is subject to the approval of both companies’ boards of directors. In connection with the sale, we intend to enter into an agreement for continued rail services with Watco Companies, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes statements regarding our expectations with respect to our performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to the risks and uncertainties described in “Item 1A. Risk Factors” of our 2005 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors for the six months ended June 30, 2006, from those listed in our 2005 Annual Report. We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of these forward-looking statements.

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

At June 30, 2006, we had approximately $1.8 million of restructuring reserves related to severance costs recorded in “Accrued liabilities, Compensation and benefits” and $0.1 million recorded in “Accrued liabilities, Other.” Most of the severance costs related to costs for 350 employees. At June 30, 2006, we had terminated approximately 320 employees. Of the $1.9 million remaining restructuring reserve, $1.5 million is recorded in our Paper segment, and $0.4 million is in Corporate and Other. Most of the remaining costs will be paid during 2006. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total
	(millions)

2004 restructuring reserve	$13.8	$0.5	$14.3
Charges against reserve	(1.0)	—	(1.0)
Restructuring reserve at December 31, 2004	12.8	0.5	13.3

Additions to restructuring reserve	6.9	0.2	7.1
Charges against reserve	(16.2)	(0.6)	(16.8)
Restructuring reserve at December 31, 2005	3.5	0.1	3.6

Charges against reserve	(1.7)	—	(1.7)
Restructuring reserve at June 30, 2006	$1.8	$0.1	$1.9

Forest Products Acquisition Financing

To finance the Forest Products Acquisition, we incurred $2.0 billion of debt. At June 30, 2006, we had $1.6 billion of long-term debt, including a $278.6 million note payable to a related party. These borrowings are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures. At June 30, 2006, we were in compliance with our debt covenants. Our level of debt makes us more vulnerable to a downturn in our operations, the forest products and paper industry, or the economy in general. See “Financing Activities” under the “Liquidity and Capital Resources” discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information.

Purchase of Central Texas Corrugated’s Assets

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses, but before working capital adjustments. In 2006, we paid approximately $42.5 million of cash for the acquisition, which is net of a $2.0 million holdback that is payable in five years. At June 30, 2006, we recorded the $1.3 million discounted holdback in “Other long-term liabilities” on our Consolidated Balance Sheet. CTC manufactures corrugated sheets that it sells primarily to regional independents and full-line container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes. Over time we expect the acquisition to increase our Packaging & Newsprint segment’s containerboard integration from 55% in 2005 to 77%.

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

Sale of Minnesota, Dakota & Western Railway

In July 2006, we reached an agreement to sell Minnesota, Dakota & Western Railway (MD&W) in International Falls, Minnesota, to Watco Companies, Inc. The sale is subject to the approval of both companies’ boards of directors. In connection with the sale, we intend to enter into an agreement for continued rail services with Watco Companies, Inc.

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

Paper. Our Paper segment manufactures and sells uncoated free sheet (including cut-size office papers, commercial printing paper, business forms, envelope papers, and a wide range of value-added papers), market pulp, and containerboard (corrugating medium). Many of our paper products are commodity products, while others have specialized features that make these products value-added. Our value-added grades include bright and colored cut-size office papers and custom-developed specialty papers for such uses as label and release. We sell to end-users both directly from our mills and through distribution centers. In 2005, approximately 47% of our uncoated free sheet sales, including about 82% of our office papers sales volume was sold to OfficeMax.

Packaging & Newsprint. Our Packaging & Newsprint segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. We also operate five corrugated container plants in the Pacific Northwest and a sheet feeder plant in Waco, Texas, which we acquired in February 2006. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Our Waco plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the region, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by brokers or our own sales personnel. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party audit.

Corporate and Other. Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•      General economic conditions including but not limited to housing starts, repair-and-remodel activity, nonresidential construction, white-collar employment, and durable goods production;

•      Volatility in raw material and energy prices;

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

Not all of our products are commodities. Our EWP and specialty and premium papers are differentiated from competing products based on quality and product design, as well as related customer service. In the case of these value-added products, we are generally able to influence price based on the strength of differentiation and levels of customer service and are generally able to sell these products at higher margins than our commodity products. In order to reduce our sensitivity to the cyclicality of our industry, a fundamental component of our strategy is to increase production of EWP and specialty and premium papers, which we believe are less susceptible to commodity dynamics. Comparing the first six months of 2006 with the same period of 2005, we increased sales of EWP from our Wood Products segment 5% and increased sales volumes of specialty and premium papers from our Paper segment 18%. The increase in EWP production capacity we implemented in 2005 has allowed us to continue to grow this business, and the announced project to convert our Wallula #3 paper machine to enable it to produce pressure-sensitive grades is a key step to providing us with the capacity to increase production of specialty and premium paper grades.

Demand

The overall level of demand for the products we make and distribute, and consequently our financial results, is affected by, among other things, construction activity, manufacturing activity, employment, and consumer spending. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While no single product line drives our overall financial performance, individual product lines are influenced by conditions in their respective industries. For example:

•      Demand for building materials, including wood products, depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are impacted by demographic trends, interest rate levels, weather, and general economic conditions. In recent years, demand for wood products has been high due to strong new housing starts, the increasing size of new homes, a robust repair-and-remodeling market, and a recovering light commercial construction market. In recent months, there has been a significant increase in the number of homes for sale relative to the monthly sales activity. Many forecasters are anticipating that this will lead to reduced demand for additional new homes and, as a result, a reduction in demand for many of the products manufactured by our Wood Products segment or distributed by our Building Materials Distribution segment. For example, in second quarter 2006, relative to second quarter 2005, our EWP sales volumes were down 3% for LVL and 1% for I-joists, and prices for plywood were down 7%. We believe that these reductions are related, at least in part, to slowing demand in the distribution channel, as builders and distributors reduce their exposure in anticipation of slowing housing markets.

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

While new capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill, a favorable pricing environment may prompt manufacturers to initiate expansion projects. Currently, a number of producers of OSB, a substitute for plywood (which we produce), are starting up or building new capacity. This increase in supply is likely to have a negative impact on the price of all structural panel products, including plywood. In addition, a number of OSB producers have announced the intention to produce a strand lumber product which would be intended as a substitute for EWP in some applications.

In 2005, faced with declining demand, rising costs (especially energy costs), ongoing dissatisfaction with financial performance, and in some cases, a declining U.S. dollar, several North American paper producers announced mill closures that decreased or will decrease supply. From 2001 to 2005, North American uncoated free sheet, containerboard, and newsprint capacities declined 5%, 2%, and 15%, respectively, according to RISI.

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

Recent Trends

Commodity wood product prices have continued to trend lower during the second quarter of 2006. This has led to lower profitability for our plywood, which is manufactured by our Wood Products segment. This has also negatively affected our Building Materials Distribution segment.

Uncoated free sheet prices continued to rise in second quarter 2006, over first quarter primarily due to strong demand coupled with the impact of recent capacity curtailments across the industry. We continue to experience strong customer demand in this business.

On the packaging side, we continue to move linerboard price increases through the markets as customer contracts reopen. In newsprint, we continue to experience strong pricing markets due to improved supply-demand balances brought about by past capacity curtailments. In addition, we are meeting customer demand for lighter-weight newsprint, which results in higher price realizations.

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

Wood fiber.  Our primary raw material is wood fiber, which represents the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Six Months Ended June 30
	2006	2005

Wood Products	33%	33%
Paper	16%	17%
Packaging & Newsprint	13%	12%

Our primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. In February 2005, Timber Holdings sold all of its timberlands to Forest Capital Partners, L.L.C., an unrelated party (Timberlands Sale). After the Timberlands Sale, we have acquired substantially all of our fiber from outside sources, including pursuant to supply agreements with the buyer of the timberland operations. In our Wood Products segment, we convert logs into lumber and veneer, and in turn, we convert veneer into EWP and plywood. Logs are a lower percentage of the total cost of materials, labor, and other operating expenses in producing engineered wood than commodity products such as lumber and plywood. While log costs are still a significant component of costs, as we continue to produce more engineered wood relative to commodity products, direct log costs decline as a percent of the total cost of materials, labor, and other operating expenses. We also convert residual wood fiber, from our operations as well as from third parties, into particleboard. In our Paper and Packaging & Newsprint segments, we convert logs and wood chips into pulp, which we sell or use at our paper mills to produce paper. On an aggregate basis, we are able to produce all of our pulp needs, generally purchasing and selling similar amounts on the open market.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand. As the amount of logs and wood fiber we purchase pursuant to existing supply agreements declines, our wood fiber costs may increase further, as we increase our reliance on open-market purchases. In addition, timber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual chip supply may be limited due to reduction in primary manufacturing at sawmills and plywood plants. In recent years, declines in timber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. During second quarter 2006, we temporarily curtailed operations at our St. Helens pulp and paper mill due to the inability to source wood fiber on a cost-effective basis. This resulted in approximately 4,000 tons of lost pulp production at St. Helens. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Our sensitivity to these fluctuations increased after the Timberlands Sale. Market prices for a variety of fiber sources, including logs and chips for our Northwest operations, logs for our Minnesota operations, and logs for our Louisiana operations, were higher in the first half of 2006 than in the first half of 2005. While log costs have stabilized in recent months, they are still high by historical standards. In addition, residual chip costs continue to be high, and availability in the Pacific Northwest continues to be low.

Other raw materials and energy purchasing and pricing.  We purchase other raw materials and energy used to manufacture our products in both the open market and through long-term contracts. These contracts are generally with regional suppliers, who agree to supply all of our needs for a certain raw material or energy at one of our facilities. These contracts normally contain minimum purchase requirements and are for terms of various lengths. They also contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our costs will rise if prices for our raw materials or energy rise, and our margins are impacted by how much and how quickly we can pass such price increases through to our customers. Specifically, some of our key chemicals, including pulping and bleaching chemicals consumed in our Paper and Packaging & Newsprint mills and glues and resins consumed in our wood products operations, are heavily influenced by energy costs. A number of our major suppliers have requested price increases tied to their increased energy costs. Our ability to pass through price increases depends on several factors, which vary based on product line.

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

	Six Months Ended June 30
	2006	2005

Wood Products	4%	3%
Paper	15%	15%
Packaging & Newsprint	16%	12%

In the first half of 2006, we reduced consumption of purchased fossil fuel in our paper mills by approximately 12% per unit of production as compared to the first half of 2005. This reduction was achieved with a variety of consumption reduction and fuel-switching activities, including the use of more purchased biomass fuel to replace purchased fossil fuels. We have limited flexibility to switch between fuel sources in the short term; accordingly, we have significant exposure to natural gas and fuel oil price increases. To reduce our exposure to price increases, we have entered into a variety of contracts to limit our susceptibility to increases in energy costs. As of June 30, 2006, we have mitigated our exposure to rising energy prices by hedging approximately 90% to 95% of our expected natural gas usage for the period of July 2006 through February 2007. At June 30, 2006, the fair market value of our energy swaps was a negative $9.8 million, which we recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet.

While energy prices in the first half of 2006 were generally lower than levels in fourth quarter 2005, pricing remains high by historical standards. In addition, increased demand (which could be driven by weather), further supply constraints, or other factors could drive prices higher. In the event the current fuel prices persist and we are unable to pass these increases on to our customers in the form of higher prices, we will likely experience a negative financial impact relative to our 2005 performance. In addition, the rates we are charged by our electrical suppliers are affected by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and regulatory situation.

Chemicals.  Important chemicals we use in the production of our products include precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins, and adhesives. Purchases of chemicals represented the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Six Months Ended June 30
	2006	2005

Wood Products	6%	6%
Paper	13%	13%
Packaging & Newsprint	5%	3%

We have experienced higher chemical costs during the first half of 2006, compared with the same period in 2005, due in part to increases in energy and transportation costs sustained by our chemical suppliers that they have partly passed through to us.

Results of Operations

The following tables set forth the results of operations in dollars and as a percentage of sales for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(millions)
Sales
Trade	$1,415.8	$1,352.5	$2,753.3	$2,634.4
Related parties	144.0	142.1	276.8	292.5
	1,559.8	1,494.6	3,030.1	2,926.9

Costs and expenses
Materials, labor, and other operating expenses	1,360.3	1,299.4	2,673.0	2,520.1
Fiber costs from related parties	—	—	—	17.6
Depreciation, amortization, and depletion	38.5	31.7	75.1	62.3
Selling and distribution expenses	71.6	64.4	142.7	126.8
General and administrative expenses	26.1	18.0	47.7	37.2
Other (income) expense, net	3.2	3.7	1.1	3.8
	1,499.7	1,417.2	2,939.6	2,767.8

Income from operations	$60.1	$77.4	$90.5	$159.1

	(percentage of sales)
Sales
Trade	90.8%	90.5%	90.9%	90.0%
Related parties	9.2	9.5	9.1	10.0
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses and fiber costs from related parties	87.2%	86.9%	88.2%	86.7%
Depreciation, amortization, and depletion	2.4	2.1	2.5	2.1
Selling and distribution expenses	4.6	4.3	4.7	4.3
General and administrative expenses	1.7	1.2	1.6	1.3
Other (income) expense, net	0.2	0.3	—	0.2
	96.1%	94.8%	97.0%	94.6%

Income from operations	3.9%	5.2%	3.0%	5.4%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(millions)

Building Materials Distribution
Sales dollars	$832.7	$796.0	$1,594.5	$1,492.2

Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	3.2	3.3	6.7	6.4
I-joists (equivalent lineal feet)	63	64	123	121
Plywood (sq. ft.) (3/8” basis)	332	326	647	653
Lumber (board feet)	77	86	150	173
Particleboard (sq. ft.) (3/4” basis)	44	44	81	83

	(thousands of short tons, except corrugated containers)
Paper
Uncoated free sheet	386	374	779	750
Containerboard (medium)	34	33	67	64
Market pulp	32	27	67	57
	452	434	913	871

Packaging & Newsprint
Containerboard (linerboard) (a)	62	114	138	228
Newsprint	97	105	198	202
Corrugated containers and sheets (mmsf)	1,755	1,147	3,259	2,289

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,916	$2,009	$1,909	$1,936
I-joists (1,000 equivalent lineal feet)	1,107	1,112	1,102	1,084
Plywood (1,000 sq. ft.) (3/8” basis)	264	285	271	288
Lumber (1,000 board feet)	498	493	504	506
Particleboard (1,000 sq. ft.) (3/4” basis)	322	267	299	268

	(dollars per short ton, except corrugated containers)
Paper
Uncoated free sheet	$790	$759	$768	$755
Containerboard (medium)	388	342	365	352
Market pulp	420	408	402	414

Packaging & Newsprint
Containerboard (linerboard) (a)	$351	$370	$333	$377
Newsprint	546	483	537	470
Corrugated containers and sheets ($/msf)	49	51	48	50

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

Operating Results

Sales

For the three months ended June 30, 2006, total sales increased $65.2 million, or 4.4%, compared with the same period a year ago. For the six months ended June 30, 2006, total sales increased $103.2 million, or 3.5%. In both periods, sales in Building Materials Distribution, Paper, and Packaging & Newsprint increased while sales in Wood Products declined, compared with the same periods a year ago.

Building Materials Distribution.  Sales increased $36.7 million to $832.7 million for the three months ended June 30, 2006, from $796.0 million in the same period a year ago. During the six months ended June 30, 2006, sales increased $102.3 million, or 7%, to $1,594.5 million from $1,492.2 million in the prior year. Relative to the three and six months ended June 30, 2005, the increase in sales was driven by increased sales volume, which was partly offset by lower commodity sales prices. Sales of EWP and general line items improved from 50% of total sales in second quarter 2005 to 55% in second quarter 2006. Relative to six months ended June 30, 2005, this product mix increased to 53% of total sales, compared with 47% a year ago. EWP and general line items tend to have higher and more stable margins over time.

Wood Products.  Sales decreased $20.3 million, or 6%, to $314.7 million for the three months ended June 30, 2006, from $335.0 million for the three months ended June 30, 2005. During the six months ended June 30, 2006, sales decreased $30.1 million, or 5%, to $627.3 million from $657.4 million in the same period a year ago. During both periods, the decrease in sales was primarily the result of lower sales prices and volumes across most of our product lines. Competitors started up or continued to ramp up OSB capacity, which impacted structural panel supplies and drove down prices for structural panels, including the plywood we manufacture. While most of our product sales prices decreased during the three and six months ended June 30, 2006, particleboard prices rose 21% and 12%, respectively, compared with the same periods a year ago. This increase was attributable to strong demand coupled with reduced capacity as a result of competitor mill shutdowns. While year-to-date sales volumes of EWP were higher in 2006, relative to the same period in 2005, second-quarter sales volumes of laminated veneer lumber (LVL) and I-joists were 3% and 1% lower than volumes in the same period in 2005, reflecting decreased demand in the distribution channel.

Paper.  Sales increased $29.0 million, or 8%, to $381.7 million for the three months ended June 30, 2006, from $352.7 million for the three months ended June 30, 2005. During the six months ended June 30, 2006, sales increased $41.5 million, or 6%, to $752.1 million from $710.6 million in the same period a year ago. In both periods, the increase was driven by higher specialty and premium paper sales volumes, offset in part by lower commodity paper sales volume. Relative to the three and six months ended June 30, 2005, specialty and premium paper sales volumes increased 15% and 18%, while commodity uncoated free sheet sales volumes decreased 1% and 2%, as we continued to grow sales of specialty and premium papers. During the three and six months ended June 30, 2006, prices for commodity uncoated free sheet increased 5% and 2% due to favorable supply-demand dynamics that drove commodity prices upward. During these same periods, specialty and premium prices were generally flat.

Packaging & Newsprint.  For the three months ended June 30, 2006, sales increased $23.0 million, or 14%, to $190.8 million from $167.8 million in the prior year. During the six months ended June 30, 2006, sales increased $8.1 million, or 2%, to $369.6 million from $361.5 million for the same period a year ago. During both periods, the increase in sales was the result of the addition of CTC and higher newsprint prices. Relative to the three and six months ended June 30, 2005, the increase in newsprint prices was driven by reduced competitor supply. In addition, we improved our product mix of higher-value, lighter-weight grades, which tend to generate higher price realizations. Relative to the three and six months ended June 30, 2005, our corrugated containers and sheet sales rose 53% and 42%, reflecting the impact of the CTC plant we acquired early in the year. Excluding the impact of EITF 04-03, linerboard sales volumes decreased 3%, compared with both the three and six months ended June 30, 2005. The decrease is a result of our absorbing more of our linerboard production into our own converting facilities. As we transfer more of our DeRidder linerboard to CTC, we expect to increase the percentage of linerboard converted at our plants from 55% in 2005 to 77%.

Costs and Expenses

Materials, labor, and other operating expenses, including fiber costs, increased $60.9 million, or 4.7%, to $1.4 billion for the three months ended June 30, 2006, compared with $1.3 billion during the same period in the prior year. Relative to the six months ended June 30, 2005, these expenses increased $135.3 million, or 5.3%, to $2.7 billion during the six months ended June 30, 2006, compared with $2.5 billion in the prior year. During the three and six months ended June 30, 2006, increased volumes in our Building Materials Distribution segment, increased specialty and premium sales in our Paper segment, and increased container volumes in our Packaging & Newsprint segment drove these costs up. Relative to the three and six months ended June 30, 2005, as a percent of sales, these costs increased 0.3% and 1.5%. In both periods, the increase as a percent of sales was driven by higher wood fiber and chemical costs in our manufacturing operations, coupled with lower prices in a number of product areas, as described above. During the three and six months ended June 30, 2006, our Paper and Packaging & Newsprint segments also incurred higher energy costs. Relative to the three and six months ended June 30, 2005, as a percentage of sales, materials, labor, and other operating expenses in the Building Materials Distribution segment were relatively flat.

Depreciation, amortization, and depletion expenses increased $6.8 million, or 21.3%, to $38.5 million, for the three months ended June 30, 2006, compared with $31.7 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, depreciation, amortization, and depletion expenses increased $12.8 million, or 20.5%, to $75.1 million, compared with $62.3 million a year ago. As a percentage of sales, these costs increased to 2.4% and 2.5%, respectively, for the three and six months ended June 30, 2006, from 2.1% in the same periods in the prior year. These increases were generally driven by higher levels of capital investment.

Selling and distribution expenses increased $7.2 million, or 11.1%, to $71.6 million for the three months ended June 30, 2006, compared with $64.4 million for the same period in the prior year. For the six months ended June 30, 2006, these costs increased $15.9 million, or 12.6%, to $142.7 million, compared with the same period a year ago. During both periods, the increase primarily relates to increased costs in our Building Materials Distribution segment, where we added personnel to generate additional sales volumes. We also incurred higher outside carrier distribution costs. Relative to the three and six months ended June 30, 2005, we recorded higher compensation and benefit costs. In addition, during the six months ended June 30, 2006, our Paper segment recorded a $2.3 million write-off of bad debt related to the bankruptcy of a customer.

General and administrative expenses increased $8.1 million, or 45.0%, to $26.1 million for the three months ended June 30, 2006, compared with $18.0 million for the same period in the prior year. General and administrative expenses as a percentage of sales increased to 1.7% for the three months ended June 30, 2006, from 1.2% for the three months ended June 30, 2005. For the six months ended June 30, 2006, general and administrative expenses increased $10.5 million, or 27.9%, to $47.7 million, compared with $37.2 million a year ago. As a percentage of sales these costs increased to 1.6% from 1.3% in the prior year. Relative to the three and six months ended June 30, 2005, general and administrative expenses increased primarily due to higher outside professional fees, higher compensation and benefit costs, and increased training expenditures.

Other (income) expense, net, decreased to $3.2 million of expense for the three months ended June 30, 2006, compared with $3.7 million of expense for the same period in the prior year. Other (income) expense, net, for the six months ended June 30, 2006 and 2005, was $1.1 million and $3.8 million of expense, respectively. Other (income) expense, net for the six months ended June 30, 2006, included $3.7 million of income for changes in our retiree healthcare programs, partially offset by $1.7 million of expense for the loss on the sale of our headquarters building. The three and six months ended June 30, 2005, included $3.6 million of expense for the write-off of costs incurred in connection with the canceled initial public offering.

Income (Loss) From Operations

For the three months ended June 30, 2006, income from operations decreased $17.3 million, or 22%, to $60.1 million, compared with $77.4 million in the same period a year ago. Income from operations decreased $68.6 million, or 43%, to $90.5 million, for the six months ended June 30, 2006, compared with $159.1 million during the same period in the prior year. Relative to the three months ended June 30, 2005, segment income increased in our Building Materials Distribution and Packaging &

Newsprint segments and decreased in our Wood Products and Paper segments. During the six months ended June 30, 2006, segment income decreased in all of our segments except Packaging & Newsprint, which increased 11%, compared with the same period a year ago.

Building Materials Distribution.  Segment income increased $4.3 million, or 20%, to $25.3 million for the three months ended June 30, 2006, from $21.0 million for the three months ended June 30, 2005. During the six months ended June 30, 2006, segment income decreased $1.5 million, or 3%, to $43.9 million from $45.4 million in the same period a year ago. During both the three and six months ended June 30, 2006, higher sales volumes and improved product mix more than offset lower commodity prices and higher operating costs.

Wood Products.  Segment income decreased $14.1 million, or 45%, to $17.2 million for the three months ended June 30, 2006, compared with $31.3 million for the three months ended June 30, 2005. Relative to the three months ended June 30, 2005, segment income declined due to lower plywood and EWP prices, coupled with higher delivered-log costs. Average EWP prices decreased due to changes in product mix. During the six months ended June 30, 2006, segment income decreased $28.4 million, or 44%, to $36.0 million, compared with $64.4 million in the same period a year ago. Segment income decreased primarily due to lower plywood prices and higher delivered-log costs.

Paper.  Segment income decreased $10.6 million, or 39%, to $16.5 million for the three months ended June 30, 2006, compared with $27.1 million for the three months ended June 30, 2005. During the six months ended June 30, 2006, segment income decreased $42.5 million, or 75%, to $13.9 million, compared with $56.4 million in the same period a year ago. During both comparative periods, higher energy, chemical, and fiber costs more than offset the increase in uncoated free sheet prices and the increase in specialty and premium papers sales volumes.

Packaging & Newsprint.  Segment income increased $3.7 million, or 37%, to $13.8 million for the three months ended June 30, 2006, compared with $10.1 million for the three months ended June 30, 2005. Relative to the three months ended June 30, 2005, the increase in segment income resulted from higher newsprint prices coupled with the positive financial impact of CTC. These improvements were offset, in part, by higher energy, chemical, and fiber costs. During the six months ended June 30, 2006, segment income increased $1.6 million, or 11%, to $16.2 million, compared with $14.6 million in the same period a year ago. The improvement during this period was primarily due to the positive financial impact of CTC and improved newsprint sales prices, which were partially offset by higher energy and chemical costs.

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

Interest expense.  For the three and six months ended June 30, 2006, interest expense was $28.6 million and $58.8 million, compared with $74.3 million and $106.4 million in the same periods a year ago. The expense recorded for the three and six months ended June 30, 2005, includes a $43.0 million charge for the write-off of deferred financing costs resulting from the repayment of the Tranche B term loan. Excluding the impact of the deferred financing costs, the decrease in interest expense is primarily attributed to a $117.1 million decrease in long-term debt. At June 30, 2006, our long-term debt was $1.6 billion, compared with $1.7 billion a year ago. A related-party note of $278.6 million payable to a subsidiary of Timber Holdings was included in long-term debt at June 30, 2006. The related-party note was $261.3 million at June 30, 2005.

Income tax provision.  For the three and six months ended June 30, 2006, income tax expense was $0.3 million and $1.5 million, compared with $12.3 million and $13.0 million for the same periods a year ago. On May 9, 2005, we converted to a C corporation from a limited liability company. On December 20, 2005, acting pursuant to a Rescission Agreement among our shareholders, we rescinded our conversion to C corporation status by filing a conversion certificate with the Delaware Secretary of State that restored our status as a limited liability company. During the three and six months ended June 30, 2006, our effective tax rates for our seperate subsidiaries that are taxed as a corporation were 40.9% and 41.8%. Income tax expense for the three and six months ended June 30, 2005 represent taxes incurred from the date of our incorporation on May 9, 2005, through the end of the period. For the period of May 9 through June 30, 2005, we recorded income tax expense at an estimated annual effective tax provision rate of 41%, which is reflected in the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2005.

Operational Outlook

Despite flat to decreased commodity pricing, we had a relatively strong second quarter in our Building Materials Distribution segment. Many economists are anticipating a continued slowdown in construction activity due to increases in interest rates and increases in new home inventories relative to the rate of new home sales. In addition, a number of competitors have added or are adding OSB capacity, which has historically driven structural panel prices, including plywood prices, down. These trends negatively affected our Wood Products segment in the second quarter and, if they continue, would likely result in further negative impacts on the results in both our Wood Products and Building Materials Distribution segments.

During the first six months of 2006, we announced and implemented price increases for many of our paper grades. Our order files remain strong, and we have placed a number of our customers on allocation to help balance shrinking inventories with the demand for our products. A number of large paper manufacturers have recently announced capacity closures, which we anticipate will impact the supply/demand balance in the industry and influence pricing in this segment.

Our acquisition of CTC has had a positive influence on the results in our Packaging & Newsprint segment. We expect further operational benefits as we complete the integration of this facility. We anticipate the addition of CTC will result in an increase in the level of integration between our containerboard manufacturing operations and our converting facilities from 55% in 2005, to as much as 77%, over time.

While energy costs have declined since the high levels of fourth quarter 2005, they are still above historical levels, and there is a risk that energy prices may increase further. As of June 30, 2006, we have mitigated our exposure to rising energy prices by hedging approximately 90% to 95% of our expected natural gas usage for the period July 2006 through February 2007.

Residual fiber for our paper mills in the Pacific Northwest has become more difficult to source or may be priced higher in the future as primary wood products producers in the region experience downtime because of difficult wood markets.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for compensation, fiber, energy, and interest. For the six months ended June 30, 2006 and 2005, our operating activities provided $83.1 million and $133.3 million of cash. In 2006, items included in net income provided $132.1 million of cash. Unfavorable changes in working capital and other items used $49.0 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The 2006 increase in working capital was primarily attributable to higher receivables in Building Materials Distribution and, to a lesser extent, increased company inventory levels. These increases were partially offset by higher overall accounts payable and accrued liabilities. Higher receivables in Building Materials Distribution reflected increased sales of approximately 36%, comparing June sales with December sales. For the six months ended June 30, 2005, items included in net income provided $185.7 million of cash, and increases in working capital and other items used $52.4 million of cash from operations.

Investment Activities

Cash investing activities used $84.4 million for the six months ended June 30, 2006, and provided $95.6 million during the same period in 2005. In 2006, investing activities included approximately $42.5 million of cash paid for the purchase of CTC’s assets in Waco, Texas, offset by $27.2 million of proceeds from the sale of our headquarters building in Boise, Idaho. In connection with the sale, we leased back 65% of the building over a staggered lease term of ten to 12 years. Purchases of property, plant, and equipment also used $71.3 million during the first six months of 2006. Capital expenditures for property and equipment consisted primarily of expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

For the six months ended June 30, 2005, investing activities included $157.5 million for the collection of a related-party note received from a subsidiary of Timber Holdings and $11.7 million of proceeds received from the sale of assets. Approximately $10.4 million of the proceeds related to the sale of a portion of our fiber farms. These proceeds were partially offset by $73.3 million used for the purchase of property and equipment. Capital expenditures for property and equipment consisted primarily of expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

We expect capital investments in 2006 to total $165 million to $175 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2006 will be for expansion (such as the project described below), business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. During 2005, we spent $17 million on environmental compliance. We expect to spend approximately $8 million in 2006 for this purpose.

In April 2006, we announced that we will expand our production of pressure-sensitive papers by reconfiguring an existing paper machine at our pulp and paper mill in Wallula, Washington, to produce both pressure-sensitive paper and commodity uncoated free sheet. We estimate approximately $70 million of capital spending for the project. We expect to spend approximately one-half of this amount in 2006 and the remainder in 2007. As of June 30, 2006, spending on this project totaled $9.8 million.

Financing Activities

Cash used for financing activities was $6.9 million for the six months ended June 30, 2006, compared with $263.1 million for the same period in 2005. In 2006, the $6.9 million of cash used for financing activities includes a $65.0 million increase in our borrowings under our accounts receivable securitization program. Cash used for financing activities included $85.8 million of prepayments on our Tranche D term loan, which was paid with $27.2 million of proceeds from the sale of our headquarters building, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay on our interest rate swap agreements, $25.0 million of lower-cost receivable securitization borrowings, and other operating cash flows. Additionally, we used $10.7 million of cash to pay our equity investors amounts to fund their tax obligation related to their investment in us.

Cash used for financing activities in the first six months of 2005 included $1,330.0 million of debt prepayments related to our Tranche B term loan, which was primarily paid down with proceeds from our $840.0 million Tranche D term loan and from a related-party loan received from a subsidiary of Timber Holdings. Additionally, $19.6 million of cash was used to pay our equity investors amounts to fund their tax obligation related to their investment in us.

The following discussion describes our debt transactions in more detail. At June 30, 2006, and December 31, 2005, our long-term debt consisted of the following:

	June 30, 2006	December 31, 2005
	(millions)

Revolving credit facility, due 2010	$—	$—
Tranche D term loan, due 2011	550.0	635.8
Senior unsecured floating-rate notes, due 2012	250.0	250.0
7.125% senior subordinated notes, due 2014	400.0	400.0
Borrowings secured by receivables	145.0	80.0
	1,345.0	1,365.8
Note payable to related party, net, due 2009	278.6	270.9
	$1,623.6	$1,636.7

Senior Secured Credit Facilities

Boise Cascade, L.L.C. (Boise LLC) and affiliates have a $475.0 million senior secured revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). These borrowings represent our senior secured credit facilities (the Facilities).

Our revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At June 30, 2006, we had no borrowings outstanding under our revolving credit facility; however, $56.6 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $418.4 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the LIBOR. Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the six months ended June 30, 2006, and the year ended December 31, 2005, the average interest rate for our borrowings under the revolver was 6.0% and 5.1%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $30.0 million during the six months ended June 30, 2006, and zero and $126.5 million for the same period in 2005. The weighted average amounts of borrowings outstanding under the revolver during the six months ended June 30, 2006 and 2005, were $1.5 million and $22.4 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At June 30, 2006, and December 31, 2005, we had $550 million and $635.8 million outstanding under the Tranche D term loan, and our borrowing rates were 6.8% and 5.8%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.75% or the federal funds effective rate plus 1.25% or (ii) LIBOR plus 1.75%. As a result of a $200.0 million prepayment in October 2005, we are not required to make scheduled principal payments on the Tranche D term loan until 2011, at which time the principal balance is due. However, during the six months ended June 30, 2006, we prepaid $85.8 million on our Tranche D term loan, with $27.2 million of proceeds from the sale of our headquarters building in Boise, Idaho, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay under our interest rate swap agreements, $25.0 million of lower-cost receivable securitization borrowings, and other operating cash flows.

Borrowings under the Facilities are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures. At June 30, 2006, and December 31, 2005, we were in compliance with these covenants.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At June 30, 2006, and December 31, 2005, our borrowing rates for the $250.0 million senior unsecured floating-rate notes were 8.0% and 7.0%.

Borrowings Secured by Receivables

In October 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a fully consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At June 30, 2006, and December 31, 2005, we had $145.0 million and $80.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At June 30, 2006, and December 31, 2005, the interest rates for borrowings secured by receivables were 5.3% and 4.3%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and cannot exceed $250 million. The accounts receivable securitization program contains the same financial covenants as our senior secured credit facilities.

Note Payable to Related Party, Net

At June 30, 2006, we had a $278.6 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on our Consolidated Balance Sheet. The amount of this note payable was $270.9 million at December 31, 2005. The note is subject to adjustment based on transactions between the subsidiary and us. Effective April 1, 2006, we amended and restated our note payable to Timber Holdings. Our borrowing rate under the amended and restated note is 5%, and the note matures March 31, 2009. Included in “Note payable to related party, net” was $27.8 million and $18.9 million of accrued interest expense related to the note at June 30, 2006, and December 31, 2005, respectively. Timber Holdings is a guarantor of our debt; see Note 20, Consolidating Guarantor and Nonguarantor Financial Information, in “Item 1. Consolidated Financial Statements” of this Form 10-Q.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us an effective interest rate on all of our variable-rate debt of 6.6% and 5.3% at June 30, 2006, and December 31, 2005, respectively. For additional information on our interest rate swaps, see Note 14, Financial Instruments.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the terms of the loans, which range from six to ten years. At June 30, 2006, and December 31, 2005, we had $34.6 million and $37.8 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan in second quarter 2005, we recorded a $43.0 million charge for the write-off of the deferred financing costs in “Interest expense” in our Consolidated Statements of Income (Loss).

At June 30, 2006, and December 31, 2005, our average effective interest rates, including the effect of our interest rate swaps, on all of our debt except for our note payable to related party, net, were 6.7% and 5.8%.

Cash payments for interest, net of interest capitalized, were $29.8 million and $45.6 million for the three and six months ended June 30, 2006, and $30.0 million and $48.9 million for the three and six months ended June 30, 2005.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K. Except as disclosed below, at June 30, 2006, there have been no material changes to our contractual obligations outside the normal course of business.

During the six months ended June 30, 2006, we increased the amount of borrowings secured under our accounts receivable securitization program from $80.0 million at December 31, 2005, to $145.0 million at June 30, 2006. Additionally, we prepaid $85.8 million on our Tranche D term loan, with $27.2 million of proceeds from the sale of our headquarters building, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay under our interest rate swap agreements, $25.0 million of lower-cost receivable securitization borrowings, and other operating cash flows. For more information, see “Financing Activities” in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance-Sheet Activities

At June 30, 2006, and December 31, 2005, we had no off-balance-sheet arrangements with unconsolidated entities.

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

Inflationary and Seasonal Influences

Other than the effects of higher energy costs, which we discuss in this Form 10-Q, we believe inflation has not had a material effect on our financial condition or results of operations. However, there can be no assurance that we will not be affected by inflation in the future. Seasonal changes in levels of building activity affect our building products businesses. We typically have higher sales and working capital in the second and third quarters because of warmer weather. To a lesser degree, our paper businesses also experience some seasonality based primarily on buying patterns associated with particular products. For example, the demand for our corrugated containers is influenced by agricultural demand in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy costs, at all of our manufacturing facilities.

Environmental

For information on environmental issues, see Environmental in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K. At June 30, 2006, there have been no material changes.

Collective Bargaining Agreements

Approximately 5,150, or 49%, of our employees work pursuant to collective bargaining agreements. In March 2005, the agreements covering approximately 510 workers at our paper facilities in Salem, Oregon; St. Helens, Oregon; and Vancouver, Washington, expired. In February 2006, we reached a five-year agreement at the Salem facility, and in March 2006, we reached a five-year agreement at our St. Helens facility. In June 2005, we announced the permanent closure of our Vancouver, Washington, facility. In May 2006, we reached a closure agreement with the union, and we do not intend to extend that agreement beyond the August 2006 expected closure. Hourly employees at our DeRidder, Louisiana, paper mill approved a new four-year labor contract on July 10, 2006. The collective bargaining agreement covers approximately 440 employees and replaces an agreement which expired February 15, 2006. In June 2006, we entered into a one-year extension for the Nampa, Idaho, container plant covering approximately 100 employees. Our Jackson, Alabama, paper mill contract expired at the end of July, and the parties are continuing to meet. The agreement will carry over if no new agreement is reached. The contract at our St. Jacques, New Brunswick, Canada, I-joist plant will expire in the fourth quarter of 2006. We are currently in negotiations for a new contract at our veneer and plywood facility in Brazil. We do not currently expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to risks such as changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged item, as well as our risk management objectives and strategy for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income,” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At June 30, 2006, the estimated current market value of our fixed-rate debt, including our note payable to related party, based on then-current interest rates for similar obligations with like maturities, was approximately $72.8 million less than the amount reported on our Consolidated Balance Sheet.

Swaps on our Facilities.  Our obligations under our senior secured credit facilities and senior notes expose us to changes in short-term interest rates since interest rates on this debt are variable. In November 2004, we entered into four interest rate swaps with a total notional amount of $550 million to hedge the exposure to interest rate fluctuations associated with our Tranche B term loan (which was paid in full in April 2005). The swaps on $300 million of our Tranche B term loan were fixed at an average pay rate of 3.3% and would have expired in December 2007, while the swaps on $250 million of our Tranche B term loan were fixed at an average pay rate of 3.5% and expire in December 2008. With the anticipated repayment of the Tranche B term loan, these interest rate swaps were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. In second quarter 2005, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under the Facilities, and prior to the redesignation, we recognized $5.3 million of noncash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss. The net $9.9 million of value that was recorded in “Other assets” on our Consolidated Balance Sheet results in higher interest expense over the remaining life of the interest rate swaps. Changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. Ineffectiveness related to the redesignated hedges was not significant. The four interest rate swaps with a total notional amount of $550 million gave us an effective interest rate of 4.9% at December 31, 2005. At December 31, 2005, the fair market value of these instruments was $16.9 million, which we recorded in “Other assets” on our Consolidated Balance Sheet.

In April 2006, we terminated our 3.3% $300 million interest rate swap agreements that hedged our exposure to interest rate fluctuations associated with our Facilities. In addition, we reset the fixed interest rate we pay on the remaining $250 million of interest rate swap agreements under our Facilities from 3.5% to 4.75%. The reset interest rate swaps with a total notional amount of $250 million gave us an effective interest rate of 6.4% on that debt at June 30, 2006. At June 30, 2006, the fair market value of these instruments was $4.4 million, which we recorded in “Other assets” on our Consolidated Balance Sheet. There was no ineffectiveness related to the hedges.

Swaps on our senior unsecured floating-rate notes.  In November 2004, we entered into two 3.7% interest rate swaps with an aggregate notional amount of $250 million to hedge the exposure to floating-rate interest rate risks associated with our senior unsecured floating-rate notes, which gave us an effective interest rate on that debt of 6.6% at December 31, 2005. In April 2006, we reset the fixed interest rate we pay on the $250 million of interest rate swap agreements to 4.75%, which gave us an effective interest rate on our senior unsecured floating-rate notes of 7.6% at June 30, 2006. These swaps expire in October 2009. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. There was no ineffectiveness related to these hedges. At June 30, 2006, and December 31, 2005, the fair market values of these instruments were $5.8 million and $9.3 million, which we recorded in “Other assets” on our Consolidated Balance Sheets.

Other.  In exchange for the termination of and rate resets of our interest rate swap agreements described above, we received $25.6 million which we used to make prepayments on our Tranche D term loan. We will reclassify the $25.6 million of “Accumulated other comprehensive income” as a reduction of interest expense over the periods which the previously hedged interest payments affect earnings.

For the three and six months ended June 30, 2006, amounts reclassified to “Interest expense” for all of our cash flow hedges decreased interest expense $1.9 million and $4.0 million, compared with a $2.2 million and $4.1 million increase in interest expense for the same periods in 2005. At June 30, 2006, assuming no change in interest rates, $5.6 million would be reclassified as a decrease in interest expense during the remainder of 2006.

Energy Risk

We enter into natural gas swaps to hedge the variable cash flow risk of natural gas purchases to a fixed price. As of June 30, 2006, we had entered into swap agreements to hedge the variable cash flow risk of natural gas purchases for the period of July 2006 through February 2007. We designated all of the swaps as cash flow hedges. Accordingly, changes in the fair value of these swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss) as natural gas was consumed. Amounts reclassified in the three months ended June 30, 2006, decreased “Materials, labor, and other operating expenses” $0.1 million, and amounts reclassified in the six months ended June 30, 2006, increased these expenses $0.1 million. Assuming natural gas prices follow the futures curve in effect at June 30, 2006, $11.1 million would be reclassified as an increase in “Materials, labor, and other operating expenses” during the remainder of 2006. At June 30, 2006 and December 31, 2005, the fair market values of these instruments were a negative $9.8 million and $0.1 million, which we recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets. Ineffectiveness related to these hedges was not significant.

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

In second quarter 2006, we entered into a series of forward foreign exchange contracts to hedge our commitment to purchase capital equipment denominated in euros. These contracts are for a total amount of 12.4 million euros with settlement dates which began in April 2006 and extend through April 2007. We are accounting for these as fair value hedges and recognize any gains or losses from remeasuring the forward contracts at fair value in the Consolidated Statements of Income (Loss). We also adjust the commitment for the capital equipment purchase for any gains or losses attributable to fluctuations in foreign currency exchange rates. At June 30, 2006, the fair market value of these contracts was $0.2 million, which we recorded in “Receivables, Other,” and we recorded the same amount for the increase in the purchase commitment in “Accounts payable” on our Consolidated Balance Sheet.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level. Furthermore, the company’s management noted that as a result of their evaluation of changes in internal control over financial reporting, they identified no changes during the second quarter of fiscal 2006 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 1A.                    RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the Operational Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A.  Risk Factors” of our 2005 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors for the six months ended June 30, 2006, from those listed in our 2005 Annual Report on Form 10-K.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2006, our parent company, Forest Products Holdings, L.L.C. (FPH), sold 335,000 of its Series B common units to two members of management for a total purchase price of $670,000. On the same day, FPH granted a total of 7,900,000 Series C common units, at no cost, to four members of management and to the four nonaffiliated members of our board of directors. We issued 335,000 Series B common units and 7,900,000 Series C common units in our company to FPH to reflect management’s equity interest in the newly issued FPH units. The proceeds from this issuance were used for general corporate purposes. Because we are a limited liability company, our equity units are neither listed nor publicly traded in any market.

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

/s/ Samuel K. Cotterell
Samuel K. Cotterell
Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date: August 3, 2006

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006

Number	Description
12	Ratio of Earnings to Fixed Charges
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99	Financial Statements of Boise Land & Timber Holdings Corp.