Form 10-Q
period 2006-09-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2006-11-01
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

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

As of October 31, 2006, the registrant did not have any voting or nonvoting equity held by nonaffiliates.

Indicate the number of shares outstanding of each of the issuer’s common stock, as of the latest practicable date.

The registrant, a limited liability company, has no common stock outstanding. Equity units issued and outstanding on September 30, 2006, were as follows:

Series	Units Outstanding as of September 30, 2006
Series A Common Units	66,000,000
Series B Common Units	547,569,845
Series C Common Units	39,636,700

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

PART 1—FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income

(unaudited)

	Three Months Ended
	September 30
	2006	2005
	(thousands)

Sales
Trade	$1,332,187	$1,423,005
Related parties	148,159	133,292
	1,480,346	1,556,297

Costs and expenses
Materials, labor, and other operating expenses	1,286,763	1,358,764
Depreciation, amortization, and depletion	39,274	33,044
Selling and distribution expenses	71,555	69,185
General and administrative expenses	19,725	15,861
Other (income) expense, net	(105)	60
	1,417,212	1,476,914

Income from operations	63,134	79,383

Foreign exchange gain (loss)	(89)	1,039
Interest expense	(28,400)	(31,055)
Interest income	909	367
	(27,580)	(29,649)

Income before income taxes	35,554	49,734
Income tax provision	(616)	(21,260)
Net income	$34,938	$28,474

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income

(unaudited)

	Nine Months Ended September 30
	2006	2005
	(thousands)
Sales
Trade	$4,085,469	$4,057,406
Related parties	424,929	425,773
	4,510,398	4,483,179

Costs and expenses
Materials, labor, and other operating expenses	3,959,765	3,878,831
Fiber costs from related parties	—	17,609
Depreciation, amortization, and depletion	114,390	95,393
Selling and distribution expenses	214,239	195,947
General and administrative expenses	67,345	53,101
Other (income) expense, net	1,003	3,848
	4,356,742	4,244,729

Income from operations	153,656	238,450

Foreign exchange gain (loss)	1,650	(2)
Change in fair value of interest rate swaps	—	9,886
Interest expense	(87,186)	(137,499)
Interest income	2,447	2,151
	(83,089)	(125,464)

Income before income taxes	70,567	112,986
Income tax provision	(2,139)	(34,242)
Net income	$68,428	$78,744

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2006	2005
	(thousands)
ASSETS

Current
Cash and cash equivalents	$59,876	$88,171
Receivables
Trade, less allowances of $2,001 and $1,947	408,216	338,821
Related parties	47,137	43,010
Other	13,644	20,980
Inventories	663,698	633,783
Other	16,052	10,694
	1,208,623	1,135,459

Property
Property and equipment
Land and land improvements	68,750	79,420
Buildings and improvements	222,996	226,232
Machinery and equipment	1,403,627	1,331,292
	1,695,373	1,636,944

Accumulated depreciation	(243,539)	(139,890)
	1,451,834	1,497,054
Fiber farms and timber deposits	39,750	52,236
	1,491,584	1,549,290

Deferred financing costs	33,018	37,778
Goodwill	21,846	15,101
Intangible assets	38,459	31,804
Other assets	28,676	44,231
Total assets	$2,822,206	$2,813,663

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

(unaudited)

	September 30,	December 31,
	2006	2005
	(thousands, except for equity units)
LIABILITIES AND CAPITAL

Current
Accounts payable	$376,425	$383,207
Accrued liabilities
Compensation and benefits	114,784	106,289
Interest payable	19,157	10,630
Other	79,968	46,244
	590,334	546,370

Debt
Long-term debt	1,258,900	1,365,800
Note payable to related party, net	279,916	270,854
	1,538,816	1,636,654
Other
Compensation and benefits	140,528	121,269
Other long-term liabilities	40,039	31,937
	180,567	153,206

Redeemable equity units
Series B equity units – 17,213,244 and 17,296,624 units outstanding	9,647	9,508
Series C equity units – 39,636,700 and 32,173,830 units outstanding	5,641	2,904
	15,288	12,412

Commitments and contingent liabilities

Capital
Series A equity units – no par value; 66,000,000 units authorized and outstanding	42,303	39,885
Series B equity units – no par value; 550,000,000 and 549,000,000 units authorized; 530,356,601 and 530,356,601 units outstanding	445,668	417,601
Series C equity units – no par value; 44,000,000 and 38,165,775 units authorized	9,230	7,535
Total capital	497,201	465,021
Total liabilities and capital	$2,822,206	$2,813,663

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30
	2006	2005
	(thousands)
Cash provided by (used for) operations
Net income	$68,428	$78,744
Items in net income not using (providing) cash Depreciation, depletion, and amortization of deferred financing costs and other costs	116,629	145,867
Related-party interest expense	12,559	13,690
Deferred income tax provision	150	21,032
Pension and other postretirement benefit expense	20,671	21,388
Gain on changes in retiree healthcare programs	(3,741)	—
Change in fair value of interest rate swaps	—	(9,886)
Management equity units expense	2,750	2,188
Other	(525)	(1,341)
Decrease (increase) in working capital, net of acquisitions
Receivables	(54,524)	(121,816)
Inventories	(24,056)	(26,467)
Accounts payable and accrued liabilities	38,406	93,705
Pension and other postretirement benefit payments	(842)	(508)
Income taxes payable	(1,647)	5,917
Other	2,844	4,827
Cash provided by operations	177,102	227,340

Cash provided by (used for) investment
Expenditures for property and equipment	(105,095)	(116,791)
Acquisitions of businesses and facilities	(42,549)	—
Sales of assets	42,953	12,575
Repayment of note receivable from related party, net	—	157,509
Other	2,263	654
Cash provided by (used for) investment	(102,428)	53,947

Cash provided by (used for) financing
Issuances of long-term debt	293,300	840,000
Payments of long-term debt	(400,200)	(1,334,200)
Tax distributions to members	(19,206)	(23,295)
Note payable to related party, net	(2,536)	251,042
Proceeds from changes to interest rate swaps	25,620	—
Other	53	(3,067)
Cash used for financing	(102,969)	(269,520)

Increase (decrease) in cash and cash equivalents	(28,295)	11,767

Balance at beginning of the period	88,171	163,345

Balance at end of the period	$59,876	$175,112

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A		Series B		Series C
	Equity Units		Equity Units		Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2004	66,000	$36,868	530,357	$322,718	—	$—	$359,586

Net income (a)	—	—	—	121,367	—	—	121,367
Other comprehensive income (a) (b)
Cash flow hedges	—	—	—	7,269	—	—	7,269
Minimum pension liability adjustment	—	—	—	(58)	—	—	(58)
Paid-in-kind dividend	—	3,017	—	(3,017)	—	—	—
Tax distributions to members	—	—	—	(23,143)	—	—	(23,143)
Allocation of profit interest to Series C equity units	—	—	—	(7,535)	—	7,535	—
Balance at December 31, 2005 (c)	66,000	39,885	530,357	417,601	—	7,535	465,021

Net income (a)	—	—	—	68,428	—	—	68,428
Other comprehensive income (a) (b)
Cash flow hedges	—	—	—	(17,953)	—	—	(17,953)
Paid-in-kind dividend	—	2,418	—	(2,418)	—	—	—
Tax distributions to members	—	—	—	(19,206)	—	—	(19,206)
Allocation of profit interest to Series C equity units	—	—	—	(1,695)	—	1,695	—
Other	—	—	—	911	—	—	911
Balance at September 30, 2006 (c)	66,000	$42,303	530,357	$445,668	—	$9,230	$497,201

(a)                                  Total comprehensive income for the three and nine months ended September 30, 2006, was $17.8 million and $50.5 million, compared with $36.2 million and $83.6 million for the three and nine months ended September 30, 2005.

(b)                                 Total other comprehensive income for the three and nine months ended September 30, 2006, was $(17.2) million and $(18.0) million, compared with $7.7 million and $4.9 million for the three and nine months ended September 30, 2005.

(c)                                  Accumulated other comprehensive income at September 30, 2006, and December 31, 2005, was $(4.5) million and $13.5 million, respectively.

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

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. Net income for the three and nine months ended September 30, 2006 and 2005, involved estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year.

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

Restructuring Activities

In connection with the Forest Products Acquisition, we evaluated the acquired facilities and organizational structure. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, exit activities related to the Forest Products Acquisition increased goodwill. We had one year from the acquisition date to finalize our restructuring plans and adjust goodwill.

At September 30, 2006, we had approximately $0.9 million of restructuring reserves related to severance costs recorded in “Accrued liabilities, Compensation and benefits,” and $0.1 million was recorded in “Accrued liabilities, Other.” The severance costs related to costs for approximately 350 terminated employees. The remaining reserves relate to payments that are being made over time and will be paid by the end of 2007. Of the $1.0 million remaining restructuring reserve, $0.8 million is recorded in our Paper segment, and $0.2 million is in Corporate and Other. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total
	(thousands)

2004 restructuring reserve	$13,768	$501	$14,269
Charges against reserve	(1,012)	(1)	(1,013)
Restructuring reserve at December 31, 2004	12,756	500	13,256

Additions to restructuring reserve	6,913	221	7,134
Charges against reserve	(16,162)	(593)	(16,755)
Restructuring reserve at December 31, 2005	3,507	128	3,635

Charges against reserve	(2,648)	(6)	(2,654)
Restructuring reserve at September 30, 2006	$859	$122	$981

3.                                      Purchase of Central Texas Corrugated’s Assets

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses, but before working capital adjustments. In 2006, we paid approximately $42.5 million of cash for the acquisition, which is net of a $2.0 million holdback that is payable in five years. At September 30, 2006, we recorded the $1.4 million discounted holdback (including accretion expense) in “Other long-term liabilities” on our Consolidated Balance Sheet. CTC manufactures corrugated sheets that it sells primarily to regional container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes.

We accounted for the acquisition using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of February 1, 2006. We had one year from the purchase date to finalize or receive information to determine changes in estimates of the fair value of assets acquired and liabilities assumed. Adjustments recorded during the nine months ended September 30, 2006, were not material.

February 1, 2006
(thousands)

Current assets	$16,407
Property and equipment	15,368
Goodwill	7,046
Intangible assets	9,400
Other assets	66
Assets acquired	48,287

Current liabilities	4,438
Liabilities assumed	4,438

Net assets acquired	$43,849

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. We recorded $7.0 million of goodwill in our Packaging & Newsprint segment. During the nine months ended September 30, 2006, we recorded $0.3 million of purchase price adjustments that decreased the recorded amount of goodwill. See Note 11, Goodwill and Intangible Assets, for more information.

The amount allocated to intangible assets was attributed to the following categories of intangibles:

February 1, 2006
(thousands)

Trade name	$1,800
Customer relationships	6,400
Noncompete agreements	1,200
$9,400

Intangible assets are amortized over their expected useful lives. The trade name asset represents the fair value of the Central Texas Corrugated name and is amortized over five years. Customer relationships are amortized over ten years, and the noncompete agreements are amortized over four years.

Pro forma results of operations have not been presented because the effects of the acquisition were not material to prior periods.

4.             Transactions With Related Parties

At September 30, 2006, and December 31, 2005, we had a $279.9 million and a $270.9 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on the Consolidated Balance Sheets. For more information, see Note 13, Debt. Also included in “Note payable to related party, net” were $31.5 million and $18.9 million of accrued interest expense at September 30, 2006, and December 31, 2005. For the three and nine months ended September 30, 2006, interest expense in our Consolidated Statements of Income included $3.6 million and $12.6 million of related-party interest expense, compared with $5.4 million and $13.7 million for the same periods in 2005.

During each of the periods presented, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the three and nine months ended September 30, 2006, sales to OfficeMax were $148.1 million and $424.9 million. For the three and nine months ended September 30, 2005, sales to OfficeMax were $133.3 million and $425.8 million. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income.

In early 2005, we purchased fiber from related parties at prices that approximated market prices. During the three and nine months ended September 30, 2005, fiber purchases from Boise Land & Timber Corp., a subsidiary of Timber Holdings, were zero and $17.6 million. The costs associated with these purchases are recorded as “Fiber costs from related parties” in the Consolidated Statement of Income. On February 4, 2005, Timber Holdings sold all of its timberlands.

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

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of Boise and affiliates to pay taxes. During the nine months ended September 30, 2006 and 2005, we paid FPH $19.2 million and $23.3 million. FPH in turn paid $14.2 million and $16.3 million to Madison Dearborn Partners (MDP), our equity sponsor, and $1.8 million and $2.3 million to management investors. During the nine months ended September 30, 2006 and 2005, we also paid $3.2 million and

$4.7 million to OfficeMax. These payments represented cash paid to fund their tax obligations related to their investments in us.

5.             Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2006, and December 31, 2005, we had $3.2 million and $3.6 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. At September 30, 2006, and December 31, 2005, we had $29.3 million and $23.7 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on the Consolidated Balance Sheets.

6.             Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(thousands)

Changes in retiree healthcare programs (a)	$—	$—	$(3,741)	$—
Sales of assets, net (b)	(164)	77	2,244	363
Offering and project costs (c)	—	—	2,135	3,600
Other, net	59	(17)	365	(115)
	$(105)	$60	$1,003	$3,848

(a)           In first quarter 2006, we communicated to our hourly employees at our St. Helens, Oregon, pulp and paper mill and our Salem, Oregon, converting operations changes to our retiree healthcare programs. We discontinued healthcare coverage for post-65 retirees and eliminated the company subsidy for some of our pre-65 hourly retirees. As a result of this change, we recorded a $3.7 million gain in our Consolidated Statement of Income for the nine months ended September 30, 2006.

(b)           The nine months ended September 30, 2006, includes a $1.7 million loss related to the sale of our headquarters building in Boise, Idaho.

(c)           Represents expenses for the write-off of costs incurred in connection with the canceled initial public offering and other special projects.

7.             Leases

We did not have any capital leases during any of the periods presented. We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $6.9 million and $4.9 million for the three months ended September 30, 2006 and 2005, and $18.1 million and $13.2 million for the nine months ended September 30, 2006 and 2005.

Sublease rental income was not material in any of the periods presented. For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $4.6 million for the remainder of 2006, $16.6 million in 2007, $14.3 million in 2008, $13.1 million in 2009, $12.0 million in 2010, and $9.7 million in 2011, with total payments thereafter of $46.3 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

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

In August 2006, we sold and leased back our Lakeville, Minnesota, and Rochelle, Illinois, building materials distribution facilities. We collected $11.0 million of sale proceeds, net of related fees and expenses, which we used to pay down our Tranche D term loan. In connection with the sale, we recorded a $1.5 million deferred gain in “Other long-term liabilities” in our Consolidated Balance Sheet, which we will recognize as a reduction of lease expense over the life of the lease. The leases are accounted for as operating leases. The minimum lease payment requirements related to the transactions are included in the minimum lease payments disclosed above.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging seven years, with fixed payment terms similar to those in the original lease agreements.

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

As a result of the rescission, at September 30, 2006, the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The taxes in respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of Boise and affiliates to pay these taxes. For the three and nine months ended September 30, 2006, we made $8.5 million and $19.2 million of cash distributions to permit our equity holders to pay these taxes. We paid $3.7 million and $23.3 million for the same periods in 2005. Both our senior credit facilities and the indenture governing our notes permit these distributions.

During the three and nine months ended September 30, 2006, our effective tax rates for our separate subsidiaries that are taxed as corporations were 36.1% and 40.0%. During the three and nine months ended September 30, 2006, we received $0.1 million and $6.1 million of federal and state income tax refunds as a result of rescinding our C corporation status. The taxable corporations paid $0.7 million and $4.0 million of taxes, net of other refunds received.

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

A large portion of our receivables are used to secure our borrowings under the accounts receivable securitization program described in Note 13, Debt.

10.          Inventories

Inventories include the following:

	September 30,	December 31,
	2006	2005
	(thousands)

Finished goods and work in process	$445,341	$414,035
Logs	45,771	62,839
Other raw materials and supplies	172,586	156,909
	$663,698	$633,783

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

We account for acquisitions using the purchase method of accounting. As a result, we allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition. In accordance with SFAS No. 141, Business Combinations, we have one year from the purchase date to finalize or receive information to determine changes in estimates of the fair value of assets acquired and liabilities assumed. During the nine months ended September 30, 2006, we recorded $0.3 million of net purchase price adjustments that decreased the recorded amount of goodwill. The adjustments were for fair value adjustments related to our acquisition of Central Texas Corrugated.

Changes in the carrying amount of our goodwill by segment are as follows:

	Building				Corporate
	Materials	Wood		Packaging &	and
	Distribution	Products	Paper	Newsprint	Other	Total
	(thousands)

Balance at December 31, 2005	$5,593	$6,577	$1,341	$1,590	$—	$15,101

Goodwill acquired during the period (Note 3)	—	—	—	7,046	—	7,046
Purchase price adjustments	—	—	—	(301)	—	(301)
Balance at September 30, 2006	$5,593	$6,577	$1,341	$8,335	$—	$21,846

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

	Nine Months Ended September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$24,700	$(250)	$24,450
Customer relationships	13,400	(3,292)	10,108
Noncompete agreements	1,200	(204)	996
Technology	4,960	(2,055)	2,905
	$44,260	$(5,801)	$38,459

	Year Ended December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$22,800	$—	$22,800
Customer relationships	6,800	(1,588)	5,212
Technology	5,080	(1,288)	3,792
	$34,680	$(2,876)	$31,804

Intangible asset amortization expense was $1.0 million and $3.0 million for the three and nine months ended September 30, 2006, and $0.6 million and $1.9 million for the same periods in 2005. The estimated amortization expense is $1.0 million for the remainder of 2006 and $4.5 million, $4.1 million, $3.4 million, $1.1 million, and $0.5 million in 2007, 2008, 2009, 2010, and 2011, respectively.

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

At September 30, 2006, and December 31, 2005, we had $13.0 million and $11.5 million of asset retirement obligations recorded in “Other, Other long-term liabilities,” on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the nine months ended September 30, 2006, and the year ended December 31, 2005:

	September 30, 2006	December 31, 2005
	(thousands)

Asset retirement obligation at beginning of period	$11,484	$10,286
Liabilities incurred	859	—
Net transition adjustment	—	485
Accretion expense	741	789
Payments	(37)	(76)
Asset retirement obligation at end of period	$13,047	$11,484

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

13.          Debt

At September 30, 2006, and December 31, 2005, our long-term debt and the interest rates on that debt were as follows:

	September 30, 2006			December 31, 2005
	Amount	Interest Rate Without Swaps	Interest Rate With Swaps	Amount	Interest Rate Without Swaps	Interest Rate With Swaps
	(thousands)			(thousands)

Revolving credit facility, due 2010	$—	6.0%	N/A	$—	5.1%	N/A
Tranche D term loan, due 2011	538,900	7.1%	6.8%	635,800	5.8%	4.9%
Senior unsecured floating-rate notes, due 2012	250,000	8.4%	7.6%	250,000	7.0%	6.6%
7.125% senior subordinated notes, due 2014	400,000	7.1%	N/A	400,000	7.1%	N/A
Borrowings secured by receivables	70,000	5.5%	N/A	80,000	4.3%	N/A
	1,258,900	7.3%	7.0%	1,365,800	6.3%	5.8%
Note payable to related party, net, due 2009	279,916	5.0%	N/A	270,854	8.0%	N/A

	$1,538,816			$1,636,654

Senior Secured Credit Facilities

Boise Cascade, L.L.C. (Boise LLC) and affiliates have a $475.0 million senior secured revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). These borrowings represent our senior secured credit facilities (the Facilities).

Our revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At September 30, 2006, we had no borrowings outstanding under our revolving credit facility; however, $62.2 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $412.8 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the nine months ended September 30, 2006, and the year ended December 31, 2005, the average interest rate for our borrowings under the revolver were 6.0% and 5.1%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $30.0 million during the nine months ended September 30, 2006, and zero and $126.5 million for the same period in 2005. The weighted average amounts of borrowings outstanding under the revolver during the nine months ended September 30, 2006 and 2005, were $1.0 million and $15.7 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At September 30, 2006, and December 31, 2005, we had $538.9 million and $635.8 million outstanding under the Tranche D term loan, and our borrowing rates were 7.1% and 5.8%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.75% or the federal funds effective rate plus 1.25% or (ii) LIBOR plus 1.75%. As a result of a $200.0 million prepayment in October 2005, we are not required to make scheduled principal payments on the Tranche D term loan until 2011, at which time the principal balance is due. However, during the nine months ended September 30, 2006, we prepaid $96.9 million on our Tranche D term loan with $38.2 million of proceeds from asset sales, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay under our interest rate swap agreements, and other cash flows.

Borrowings under the Facilities are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At September 30, 2006, and December 31, 2005, our borrowing rates for the $250.0 million senior unsecured floating-rate notes were 8.4% and 7.0%.

Borrowings Secured by Receivables

In October 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At September 30, 2006, and December 31, 2005, we had $70.0 million and $80.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At September 30, 2006, and December 31, 2005, the interest rates for borrowings secured by receivables were 5.5% and 4.3%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and cannot exceed $250 million. The accounts receivable securitization program contains the same financial covenants as our senior secured credit facilities.

Note Payable to Related Party, Net

At September 30, 2006, we had a $279.9 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on our Consolidated Balance Sheet. The amount of the note payable was $270.9 million at December 31, 2005. The note is subject to adjustment based on transactions between the subsidiary and us. Effective April 1, 2006, we amended and restated our note payable to Timber Holdings. Our borrowing rate under the amended and restated note is 5%, and the note matures March 31, 2009. Included in “Note payable to related party, net” were $31.5 million and $18.9 million of accrued interest expense related to the note at September 30, 2006, and December 31, 2005, respectively. Timber Holdings is a guarantor of our debt; see Note 20, Consolidating Guarantor and Nonguarantor Financial Information.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us effective interest rates on all of our variable-rate debt of 6.9% and 5.3% at September 30, 2006, and December 31, 2005, respectively. For additional information on our interest rate swaps, see Note 14, Financial Instruments.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the terms of the loans, which range from six to ten years. At September 30, 2006, and December 31, 2005, we had $33.0 million and $37.8 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan in second quarter 2005, we recorded a $43.0 million charge for the write-off of the deferred financing costs in “Interest expense” in our Consolidated Statements of Income (Loss).

At September 30, 2006, and December 31, 2005, our average effective interest rates, including the effect of our interest rate swaps, on all of our non-related party debt, were 7.0% and 5.8%.

Cash payments for interest, net of interest capitalized, were $18.3 million and $63.9 million for the three and nine months ended September 30, 2006, and $16.8 million and $65.7 million for the three and nine months ended September 30, 2005.

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

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At September 30, 2006, the estimated current market value of our fixed-rate debt, including our note payable to related party, based on then-current interest rates for similar obligations with like maturities, was approximately $45.6 million less than the amount reported on our Consolidated Balance Sheet.

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

In April 2006, we terminated our 3.3% $300 million interest rate swap agreements that hedged our exposure to interest rate fluctuations associated with our Facilities. In addition, we reset the fixed interest rate we pay on the remaining $250 million of interest rate swap agreements under our Facilities from 3.5% to 4.75%. The reset interest rate swaps with a total notional amount of $250 million gave us an effective interest rate of 6.8% on the Facilities at September 30, 2006. At September 30, 2006, the fair market value of these instruments was $1.3 million, which we recorded in “Other assets” on our Consolidated Balance Sheet. There was no ineffectiveness related to the hedges.

In October 2006, we entered into two 5.0% interest rate swaps with an aggregate notional amount of $250 million to hedge our exposure to interest rate fluctuations associated with our Facilities for the period of December 2008 through December 2010. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps will be recorded in “Other comprehensive income.”

Swaps on our senior unsecured floating-rate notes.  In November 2004, we entered into two 3.7% interest rate swaps with an aggregate notional amount of $250 million to hedge the exposure to floating-rate interest rate risks associated with our senior unsecured floating-rate notes, which gave us an effective interest rate on that debt of 6.6% at December 31, 2005. In April 2006, we reset the fixed interest rate we pay on the $250 million of interest rate swap agreements to 4.75%, which gave us an effective interest rate on our senior unsecured floating-rate notes of 7.6% at September 30, 2006. These swaps expire in October 2009. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. There was no ineffectiveness related to these hedges. At September 30, 2006, and December 31, 2005, the fair market values of these instruments were $1.8 million and $9.3 million, which we recorded in “Other assets” on our Consolidated Balance Sheets.

Other.  In exchange for the termination of and rate resets on our interest rate swap agreements described above, we received $25.6 million, which we used to make prepayments on our Tranche D term loan. We will reclassify the $25.6 million of “Accumulated other comprehensive income” as a reduction of interest expense over the periods which the previously hedged interest payments affect earnings.

For the three and nine months ended September 30, 2006, amounts reclassified to “Interest expense” for all of our cash flow hedges decreased interest expense $2.7 million and $6.7 million, compared with $0.7 million and $4.8 million increases in interest expense for the same periods in 2005. At September 30, 2006, assuming no change in interest rates, $2.2 million would be reclassified as a decrease in interest expense during the remainder of 2006.

Energy Risk

We enter into natural gas swaps to hedge the variable cash flow risk of natural gas purchases to a fixed price. As of September 30, 2006, we had entered into swap agreements to hedge the variable cash flow risk of natural gas purchases for the period of October 2006 through February 2007. We designated all of the swaps as cash flow hedges. Accordingly, changes in the fair value of these swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss) as natural gas was consumed. Amounts reclassified in the three months ended September 30, 2006, increased “Materials, labor, and other operating expenses” $5.7 million, and amounts reclassified in the nine months ended September 30, 2006, increased these expenses $10.3 million. Assuming natural gas prices follow the futures curve in effect at September 30, 2006, $12.9 million would be reclassified as an increase in “Materials, labor, and other operating expenses” during the remainder of 2006. At September 30, 2006, and December 31, 2005, the fair market values of these instruments were a negative $18.1 million and $0.1 million, which we recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets. There was no ineffectiveness related to these hedges.

In addition, as of September 30, 2006, we had sold written call options on a portion of the natural gas swaps discussed above. These written call options do not qualify for hedge accounting under SFAS No. 133. We sold the options to lower the cost of the natural gas swaps (described above) that are designated as hedges. At September 30, 2006, we recognized an unrealized gain of $1.2 million based on the fair market value of the options we sold, which we recorded in “Receivables, other” on our Consolidated Balance Sheet with the offset as a reduction to “Materials, labor, and other operating expenses” in our Consolidated Statement of Income.

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

In second quarter 2006, we entered into a series of forward foreign exchange contracts to hedge our commitment to purchase capital equipment denominated in euros. These contracts are for a total amount of 12.4 million euros with settlement dates which began in April 2006 and extend through April 2007. We are accounting for these as fair value hedges and recognize any gains or losses from remeasuring the forward contracts at fair value in the Consolidated Statements of Income (Loss). We also adjust the commitment for the capital equipment purchase for any gains or losses attributable to fluctuations in foreign currency exchange rates. At September 30, 2006, the fair market value of these contracts was $0.1 million, which we recorded in “Receivables, Other,” and we recorded the same amount for the increase in the purchase commitment in “Accounts payable” on our Consolidated Balance Sheet.

15.          New and Recently Adopted Accounting Standards

New Accounting Standards

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits companies from accruing a liability for the future costs of periodic major overhauls and maintenance of plant and equipment in annual and interim financial reporting periods. Currently, we charge planned shutdown maintenance costs in our Paper and Packaging & Newsprint segments to income (loss) ratably over the year. This statement prohibits that practice and requires us to use one of three alternative methods of accounting for planned major maintenance activities, including direct expense, built-in overhaul, or the deferral method. We will adopt this FSP January 1, 2007, and recast prior interim periods using the direct expense method. The FSP increases the volatility of earnings in the period a planned shutdown occurs, but it has no impact on our annual results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106, and 132(R). This statement requires companies to recognize the funded status of their pension and other postretirement benefit plans on their balance sheets and requires that companies measure their pension assets and liabilities at year-end. We will voluntarily adopt this standard in December 2006. We do not expect it to have a material impact on our financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. We will adopt SAB 108 in December 2006. Upon adoption, we do not expect SAB 108 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We will adopt this standard January 1, 2008. We do not expect it to have a material impact on our financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.  FIN No. 48 clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes.  It also requires additional financial statement disclosures about uncertain tax positions.  FIN 48 is effective January 2007.  Because the majority of our businesses and assets are held and operated by limited liability companies, and the taxes of these operations are payable by our equity holders, we do not expect FIN No. 48 to have a material impact on our financial position or results of operations.  If our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

Recently Adopted Accounting Standards

In February 2006, the FASB issued FSP SFAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. SFAS No. 123(R)-4 requires companies to assess the probability that a contingent cash settlement event will occur when it determines the classification of options or other similar instruments issued as part of employee compensation arrangements. Because Forest Products Holdings’ (our equity sponsor) redemption and the expected parallel redemptions of the Series B and Series C equity units granted to our employees under the Management Equity Agreement are a contingent event outside employees’ control and not currently deemed probable of occurring, we account for the units using equity plan accounting in accordance with SFAS No. 123(R)-4.

In September 2005, the FASB’s EITF reached a consensus on EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty. The consensus identifies circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. We adopted this standard effective January 2006, and it required us to report our inventory buy/sell transactions in our Packaging & Newsprint and Paper segments on a net basis in our Consolidated Statements of Income. Previously, in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and SAB No. 104, Revenue Recognition, we recorded sales and purchases related to our inventory buy/sell arrangements on a gross basis. This consensus had no impact on net income. Had this consensus previously been in effect, it would have reduced sales $16.9 million and $59.0 million for the three and nine months ended September 30, 2005, and would have reduced “Materials, labor, and other operating expenses” by about the same amount. In accordance with the provisions of EITF 04-13, prior-period financial information has not been reclassified to conform with the current period’s presentation.

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

16.          Retirement and Benefit Plans

The following table presents the components of net periodic pension and postretirement benefit costs in accordance with revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits:

	Pension Benefits		Other Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
	(thousands)

Service cost	$6,246	$6,363	$54	$162
Interest cost	8,835	7,703	97	266
Expected return on plan assets	(8,902)	(7,585)	—	—
Recognized actuarial loss	69	94	—	—
Amortization of prior service costs and other	186	—	—	—
Company-sponsored plans	6,434	6,575	151	428
Multiemployer pension plans	108	119	—	—
Net periodic benefit cost	$6,542	$6,694	$151	$428

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(thousands)

Service cost	$18,684	$19,088	$161	$483
Interest cost	25,726	23,110	283	802
Expected return on plan assets	(26,013)	(22,753)	—	—
Recognized actuarial loss	208	280	—	—
Amortization of prior service costs and other	410	—	—	—
Plan settlement/curtailment expense	822	—	—	—
Company-sponsored plans	19,837	19,725	444	1,285
Multiemployer pension plans	390	378	—	—
Net periodic benefit cost	$20,227	$20,103	$444	$1,285

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

The 2006 equity units vest on the same dates the units issued in 2004 vest. We did not recognize compensation expense on the date of grant for the 2006 Series B equity units because the fair value of the units issued by FPH was equal to or less than the amount each employee was required to pay. We recognize compensation expense for the fair value of the 2006 Series C equity units over the vesting periods. During the three and nine months ended September 30, 2006, we recognized $0.06 million and $0.3 million of compensation expense related to the 2006 Series C equity unit grants.

18.          Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 16 of “Item 8.  Consolidated Financial Statements and Supplementary Data” in our 2005 Annual Report on Form 10-K.

An analysis of our operations by segment is as follows:

						Income	Depreciation,
	Sales					(Loss)	Amortization,
		Related	Inter-			Before	and	EBITDA
	Trade	Party	segment	Total		Taxes	Depletion	(f)
	(millions)
Three Months Ended September 30, 2006
Building Materials Distribution	$756.6	$—	$—	$756.6		$19.4	$2.4	$21.7
Wood Products	176.6	—	122.5	299.1		5.6	7.1	12.7
Paper	209.5	148.1	15.9	373.5		30.8	15.7	46.5
Packaging & Newsprint	185.3	—	21.5	206.8	(a)	15.5	12.8	28.3
Corporate and Other	4.2	—	10.6	14.8		(8.3)	1.3	(6.9)
	1,332.2	148.1	170.5	1,650.8		63.0	39.3	102.3
Intersegment eliminations	—	—	(170.5)	(170.5)		—	—	—
Interest expense	—	—	—	—		(28.4)	—	—
Interest income	—	—	—	—		0.9	—	—
	$1,332.2	$148.1	$—	$1,480.3		$35.5	$39.3	$102.3

	Sales				Income (Loss)	Depreciation, Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Party	segment	Total	Taxes	Depletion	(f)
				(millions)
Three Months Ended September 30, 2005
Building Materials Distribution	$842.5	$—	$0.2	$842.7	$34.4	$2.4	$36.8
Wood Products	206.2	—	132.4	338.6	34.7	6.2	41.0
Paper	207.1	133.3	9.7	350.1	10.1	13.8	23.9
Packaging & Newsprint	161.1	—	22.4	183.5	6.3	9.2	15.5
Corporate and Other	6.1	—	11.7	17.8	(5.1)	1.4	(3.7)
	1,423.0	133.3	176.4	1,732.7	80.4	33.0	113.5
Intersegment eliminations	—	—	(176.4)	(176.4)	—	—	—
Interest expense	—	—	—	—	(31.1)	—	—
Interest income	—	—	—	—	0.4	—	—
	$1,423.0	$133.3	$—	$1,556.3	$49.7	$33.0	$113.5

						Income		Deprecation,
	Sales					(Loss)		Amortization,
		Related	Inter-			Before		and	EBITDA
	Trade	Party	segment	Total		Taxes		Depletion	(f)
				(millions)
Nine Months Ended September 30, 2006
Building Materials Distribution	$2,351.1	$—	$0.1	$2,351.2		$63.3		$7.1	$70.4
Wood Products	545.4	—	381.0	926.4		41.6		20.1	61.7
Paper	658.7	424.9	41.9	1,125.5		44.8		45.8	90.5
Packaging & Newsprint	516.5	—	59.9	576.4	(a)	31.7		37.5	69.2
Corporate and Other	13.8	—	33.5	47.3		(26.1	)(b)	3.9	(22.1	)(b)
	4,085.5	424.9	516.4	5,026.8		155.3		114.4	269.7
Intersegment eliminations	—	—	(516.4)	(516.4)		—		—	—
Interest expense	—	—	—	—		(87.2)		—	—
Interest income	—	—	—	—		2.4		—	—
	$4,085.5	$424.9	$—	$4,510.4		$70.5		$114.4	$269.7

	Sales				Income (Loss)		Depreciation, Amortization,
		Related	Inter-		Before		and	EBITDA
	Trade	Party	segment	Total	Taxes		Depletion	(f)
				(millions)
Nine Months Ended September 30, 2005
Building Materials Distribution	$2,334.4	$—	$0.5	$2,334.9	$79.8		$6.7	$86.5
Wood Products	620.3	—	375.7	996.0	99.2		16.9	116.0
Paper	601.8	425.8	33.1	1,060.7	66.5		40.2	106.6
Packaging & Newsprint	483.1	—	62.0	545.1	20.9		27.7	48.5
Corporate and Other	17.8	—	35.6	53.4	(28.0	)(c)	3.9	(23.8	)(c)
	4,057.4	425.8	506.9	4,990.1	238.4		95.4	333.8
Intersegment eliminations	—	—	(506.9)	(506.9)	—		—	—
Change in fair value of interest rate swaps (d)	—	—	—	—	9.9		—	—
Interest expense (e)	—	—	—	—	(137.5)		—	—
Interest income	—	—	—	—	2.2		—	—
	$4,057.4	$425.8	$—	$4,483.2	$113.0		$95.4	$333.8

(a)           Includes the impact of adopting EITF 04-13 effective January 1, 2006, which required us to report our inventory buy/sell transactions with the same counterparty on a net basis. See Note 15, New and Recently Adopted Accounting Standards.

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

The following is a reconciliation of net income to EBITDA:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
		(millions)

Net income	$34.9	$28.5	$68.4	$78.7
Change in fair value of interest rate swaps	—	—	—	(9.9)
Interest expense	28.4	31.1	87.2	137.5
Interest income	(0.9)	(0.4)	(2.4)	(2.2)
Income tax provision	0.6	21.3	2.1	34.2
Depreciation, amortization, and depletion	39.3	33.0	114.4	95.4
EBITDA	$102.3	$113.5	$269.7	$333.8

19.          Commitments and Guarantees

Commitments

As discussed in Notes 1, 6, and 11 of “Item 8.  Consolidated Financial Statements and Supplementary Data” in our 2005 Annual Report on Form 10-K, we have commitments for timber contracts, leases, and long-term debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. Except as disclosed below, at September 30, 2006, there have been no material changes to our contractual obligations outside the normal course of business.

During the nine months ended September 30, 2006, we decreased the amount of borrowings secured under our accounts receivable securitization program from $80.0 million at December 31, 2005, to $70.0 million at September 30, 2006. Additionally, we prepaid $96.9 million on our Tranche D term loan with $38.2 million of proceeds from asset sales, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay under our interest rate swap agreements, and other cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 17, Commitments and Guarantees, of “Item 8.  Consolidated Financial Statements and Supplementary Data” in our 2005 Annual Report on Form 10-K, describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. Except as disclosed below, at September 30, 2006, there have been no material changes to the guarantees disclosed in our 2005 Annual Report on Form 10-K.

In August 2006, Boise Building Solutions Distribution, L.L.C., a consolidated subsidiary, sold and leased back two distribution facilities. Under the operating leases, we guaranteed the performance and payment obligations of our consolidated subsidiary, Boise Building Solutions Distribution, L.L.C. Our exposure is limited to the minimum lease payment requirements under the leases, which we have included in our future lease payment stream in Note 7, Leases.

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

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended September 30, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(thousands)
Sales
Trade	$—	$—	$1,317,055	$15,132	$—	$1,332,187
Intercompany	—	855	2	20,670	(21,527)	—
Related parties	—	—	148,159	—	—	148,159
	—	855	1,465,216	35,802	(21,527)	1,480,346

Costs and expenses
Materials, labor, and other operating expenses	—	2,931	1,268,896	27,703	(12,767)	1,286,763
Depreciation, amortization, and depletion	—	977	37,219	1,078	—	39,274
Selling and distribution expenses	—	—	71,029	526	—	71,555
General and administrative expenses	—	5,590	22,173	722	(8,760)	19,725
Other (income) expense, net	—	72	(931)	754	—	(105)
	—	9,570	1,398,386	30,783	(21,527)	1,417,212

Income (loss) from operations	—	(8,715)	66,830	5,019	—	63,134

Foreign exchange gain (loss)	—	(182)	(125)	218	—	(89)
Interest expense	—	(25,649)	—	(2,751)	—	(28,400)
Interest expense—intercompany	—	(133)	—	(5,555)	5,688	—
Interest income	—	844	37	28	—	909
Interest income—intercompany	—	47	5,641	—	(5,688)	—
	—	(25,073)	5,553	(8,060)	—	(27,580)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(33,788)	72,383	(3,041)	—	35,554
Income tax provision	—	(5)	(611)	—	—	(616)

Income (loss) before equity in net income (loss) of affiliates	—	(33,793)	71,772	(3,041)	—	34,938

Equity in net income (loss) of affiliates	34,938	68,731	—	—	(103,669)	—
Net income (loss)	$34,938	$34,938	$71,772	$(3,041)	$(103,669)	$34,938

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended September 30, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(thousands)
Sales
Trade	$—	$—	$1,405,686	$17,319	$—	$1,423,005
Intercompany	—	855	3,020	14,040	(17,915)	—
Related parties	—	—	133,292	—	—	133,292
	—	855	1,541,998	31,359	(17,915)	1,556,297

Costs and expenses
Materials, labor, and other operating expenses	—	271	1,345,277	31,131	(17,915)	1,358,764
Depreciation, amortization, and depletion	—	948	31,155	941	—	33,044
Selling and distribution expenses	—	—	68,613	572	—	69,185
General and administrative expenses	—	6,660	9,201	—	—	15,861
Other (income) expense, net	—	36	(772)	796	—	60
	—	7,915	1,453,474	33,440	(17,915)	1,476,914

Income (loss) from operations	—	(7,060)	88,524	(2,081)	—	79,383

Foreign exchange gain (loss)	—	3,987	278	(3,226)	—	1,039
Interest expense	—	(31,054)	—	(1)	—	(31,055)
Interest expense—intercompany	—	(71)	—	(357)	428	—
Interest income	—	282	71	14	—	367
Interest income—intercompany	—	357	71	—	(428)	—
	—	(26,499)	420	(3,570)	—	(29,649)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(33,559)	88,944	(5,651)	—	49,734
Income tax (provision) benefit	(20,705)	(12)	(572)	29	—	(21,260)

Income (loss) before equity in net income (loss) of affiliates	(20,705)	(33,571)	88,372	(5,622)	—	28,474

Equity in net income (loss) of affiliates	49,179	82,750	—	—	(131,929)	—
Net income (loss)	$28,474	$49,179	$88,372	$(5,622)	$(131,929)	$28,474

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(thousands)
Sales
Trade	$—	$—	$4,037,032	$48,437	$—	$4,085,469
Intercompany	—	3,422	1,238	59,494	(64,154)	—
Related parties	—	—	424,929	—	—	424,929
	—	3,422	4,463,199	107,931	(64,154)	4,510,398

Costs and expenses
Materials, labor, and other operating expenses	—	4,325	3,908,329	89,745	(42,634)	3,959,765
Depreciation, amortization, and depletion	—	2,844	108,404	3,142	—	114,390
Selling and distribution expenses	—	—	212,527	1,712	—	214,239
General and administrative expenses	—	26,091	60,801	1,973	(21,520)	67,345
Other (income) expense, net	—	419	(1,819)	2,403	—	1,003
	—	33,679	4,288,242	98,975	(64,154)	4,356,742

Income (loss) from operations	—	(30,257)	174,957	8,956	—	153,656

Foreign exchange gain (loss)	—	4,511	278	(3,139)	—	1,650
Interest expense	—	(79,436)	—	(7,750)	—	(87,186)
Interest expense—intercompany	—	(379)	—	(14,067)	14,446	—
Interest income	—	2,230	156	61	—	2,447
Interest income—intercompany	—	160	14,286	—	(14,446)	—
	—	(72,914)	14,720	(24,895)	—	(83,089)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(103,171)	189,677	(15,939)	—	70,567
Income tax provision	—	(10)	(2,129)	—	—	(2,139)

Income (loss) before equity in net income (loss) of affiliates	—	(103,181)	187,548	(15,939)	—	68,428

Equity in net income (loss) of affiliates	68,428	171,609	—	—	(240,037)	—
Net income (loss)	$68,428	$68,428	$187,548	$(15,939)	$(240,037)	$68,428

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$4,006,126	$51,280	$—	$4,057,406
Intercompany	—	1,711	7,497	42,304	(51,512)	—
Related parties	—	—	425,773	—	—	425,773
	—	1,711	4,439,396	93,584	(51,512)	4,483,179

Costs and expenses
Materials, labor, and other operating expenses	—	1,215	3,835,283	93,845	(51,512)	3,878,831
Fiber costs from related parties	—	—	17,609	—	—	17,609
Depreciation, amortization, and depletion	—	2,784	90,082	2,527	—	95,393
Selling and distribution expenses	—	—	194,395	1,552	—	195,947
General and administrative expenses	—	24,003	29,070	28	—	53,101
Other (income) expense, net	—	3,686	(2,694)	2,856	—	3,848
	—	31,688	4,163,745	100,808	(51,512)	4,244,729

Income (loss) from operations	—	(29,977)	275,651	(7,224)	—	238,450

Foreign exchange gain (loss)	—	4,027	47	(4,076)	—	(2)
Change in fair value of interest rate swaps	—	9,886	—	—	—	9,886
Interest expense	—	(137,495)	—	(4)	—	(137,499)
Interest expense—intercompany	—	(126)	—	(738)	864	—
Interest income	—	1,900	210	41	—	2,151
Interest income—intercompany	—	738	126	—	(864)	—
	—	(121,070)	383	(4,777)	—	(125,464)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(151,047)	276,034	(12,001)	—	112,986
Income tax provision	(32,564)	(106)	(1,552)	(20)	—	(34,242)

Income (loss) before equity in net income (loss) of affiliates	(32,564)	(151,153)	274,482	(12,021)	—	78,744

Equity in net income (loss) of affiliates	111,308	262,461	—	—	(373,769)	—
Net income (loss)	$78,744	$111,308	$274,482	$(12,021)	$(373,769)	$78,744

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets

September 30, 2006

	Boise Cascade
	Holdings,	Boise		Non-
	L.L.C.	Cascade,	Guarantor	Guarantor
	(Parent)	L.L.C.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$57,519	$33	$2,324	$—	$59,876
Receivables
Trade, less allowances	—	—	3,021	405,195	—	408,216
Intercompany	—	—	3,473	1,801	(5,274)	—
Related parties	—	—	3,970	43,167	—	47,137
Other	—	1,125	10,322	2,197	—	13,644
Inventories	—	18	643,727	19,953	—	663,698
Other	—	6,698	8,619	735	—	16,052
	—	65,360	673,165	475,372	(5,274)	1,208,623

Property
Property and equipment
Land and land improvements	—	—	67,930	820	—	68,750
Buildings and improvements	—	1,544	212,450	9,002	—	222,996
Machinery and equipment	—	10,119	1,358,107	35,401	—	1,403,627
	—	11,663	1,638,487	45,223	—	1,695,373
Accumulated depreciation	—	(3,201)	(226,865)	(13,473)	—	(243,539)
	—	8,462	1,411,622	31,750	—	1,451,834

Fiber farms and timber deposits	—	—	27,488	12,262	—	39,750
	—	8,462	1,439,110	44,012	—	1,491,584

Deferred financing costs	—	32,656	—	362	—	33,018
Goodwill	—	—	21,846	—	—	21,846
Intangible assets	—	—	38,459	—	—	38,459
Investments in affiliates	512,489	642,196	—	—	(1,154,685)	—
Other assets	—	9,063	16,621	2,992	—	28,676
Total assets	$512,489	$757,737	$2,189,201	$522,738	$(1,159,959)	$2,822,206

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets

September 30, 2006 (continued)

	Boise Cascade
	Holdings,	Boise		Non-
	L.L.C.	Cascade,	Guarantor	Guarantor
	(Parent)	L.L.C.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$24,814	$347,766	$3,845	$—	$376,425
Intercompany	—	2,753	1,317	1,204	(5,274)	—
Accrued liabilities
Compensation and benefits	—	47,041	66,670	1,073	—	114,784
Interest payable	—	18,351	—	806	—	19,157
Other	—	22,422	50,087	7,459	—	79,968
	—	115,381	465,840	14,387	(5,274)	590,334

Debt
Long-term debt	—	1,188,900	—	70,000	—	1,258,900
Note payable to related party, net	—	279,916	—	—	—	279,916
	—	1,468,816	—	70,000	—	1,538,816

Other
Compensation and benefits	—	140,528	—	—	—	140,528
Other long-term liabilities	—	25,024	15,015	—	—	40,039
	—	165,552	15,015	—	—	180,567

Due to (from) affiliates	—	(1,504,501)	1,145,528	358,973	—	—

Redeemable equity units
Series B equity units	9,647	—	—	—	—	9,647
Series C equity units	5,641	—	—	—	—	5,641
Redeemable equity units	—	15,288	—	—	(15,288)	—
	15,288	15,288	—	—	(15,288)	15,288

Commitments and contingent liabilities

Capital
Series A equity units	42,303	—	—	—	—	42,303
Series B equity units	445,668	—	—	—	—	445,668
Series C equity units	9,230	—	—	—	—	9,230
Subsidiary equity	—	497,201	562,818	79,378	(1,139,397)	—
Total capital	497,201	497,201	562,818	79,378	(1,139,397)	497,201
Total liabilities and capital	$512,489	$757,737	$2,189,201	$522,738	$(1,159,959)	$2,822,206

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets

December 31, 2005

	Boise
	Cascade
	Holdings,	Boise		Non-
	L.L.C.	Cascade,	Guarantor	Guarantor
	(Parent)	L.L.C.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$85,469	$34	$2,668	$—	$88,171
Receivables
Trade, less allowances	—	—	2,668	336,153	—	338,821
Intercompany	—	—	1,204	1,284	(2,488)	—
Related parties	—	—	3,335	39,675	—	43,010
Other	—	7,318	10,570	3,092	—	20,980
Inventories	—	124	610,418	23,241	—	633,783
Other	—	6,967	3,195	532	—	10,694
	—	99,878	631,424	406,645	(2,488)	1,135,459

Property
Property and equipment
Land and land improvements	—	6,881	71,874	665	—	79,420
Buildings and improvements	—	23,343	194,518	8,371	—	226,232
Machinery and equipment	—	9,508	1,287,320	34,464	—	1,331,292
	—	39,732	1,553,712	43,500	—	1,636,944
Accumulated depreciation	—	(2,579)	(126,805)	(10,506)	—	(139,890)
	—	37,153	1,426,907	32,994	—	1,497,054
Fiber farms and timber deposits	—	—	40,955	11,281	—	52,236
	—	37,153	1,467,862	44,275	—	1,549,290

Deferred financing costs	—	37,294	—	484	—	37,778
Goodwill	—	—	15,101	—	—	15,101
Intangible assets	—	—	31,804	—	—	31,804
Investments in affiliates	477,433	470,587	—	—	(948,020)	—
Other assets	—	33,237	7,903	3,091	—	44,231
Total assets	$477,433	$678,149	$2,154,094	$454,495	$(950,508)	$2,813,663

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets

December 31, 2005 (continued)

	Boise Cascade
	Holdings,	Boise		Non-
	L.L.C.	Cascade,	Guarantor	Guarantor
	(Parent)	L.L.C.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
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

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2006

	Boise Cascade
	Holdings,	Boise		Non-
	L.L.C.	Cascade,	Guarantor	Guarantor
	(Parent)	L.L.C.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(thousands)

Cash provided by (used for) operations
Net income (loss)	$68,428	$68,428	$187,548	$(15,939)	$(240,037)	$68,428
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(68,428)	(171,609)	—	—	240,037	—
Depreciation, depletion, and amortization of deferred financing costs and other costs	—	4,952	108,405	3,272	—	116,629
Related-party interest expense	—	12,938	—	14,067	(14,446)	12,559
Related-party interest income	—	(160)	(14,286)	—	14,446	—
Deferred income tax provision		3	147	—	—	150
Pension and other postretirement benefit expense	—	20,671	—	—	—	20,671
Gain on changes in retiree healthcare programs	—	(3,741)	—	—	—	(3,741)
Management equity units expense	—	2,750	—	—	—	2,750
Other	—	(4,084)	420	3,139	—	(525)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	10,154	7,478	(72,156)	—	(54,524)
Inventories	—	106	(27,450)	3,288	—	(24,056)
Accounts payable and accrued liabilities	—	(3,969)	37,520	4,855	—	38,406
Pension and other postretirement benefit payments	—	(842)	—	—	—	(842)
Income taxes payable	—	366	(2,013)	—	—	(1,647)
Other	—	3,724	(662)	(218)	—	2,844
Cash provided by (used for) operations	—	(60,313)	297,107	(59,692)	—	177,102

Cash provided by (used for) investment
Expenditures for property and equipment	—	(2,125)	(100,418)	(2,552)	—	(105,095)
Acquisitions of businesses and facilities	—	—	(42,549)	—	—	(42,549)
Sales of assets	—	27,744	15,209	—	—	42,953
Investments in related parties	19,130	171,609	—	—	(190,739)	—
Other	—	4,429	790	(2,956)	—	2,263
Cash provided by (used for) investment	19,130	201,657	(126,968)	(5,508)	(190,739)	(102,428)

Cash provided by (used for) financing
Issuances of long-term debt	—	68,300	—	225,000	—	293,300
Payments of long-term debt	—	(165,200)	—	(235,000)	—	(400,200)
Tax distributions to members	(19,206)	—	—	—	—	(19,206)
Tax distributions to Boise Cascade Holdings, L.L.C.	—	(19,206)	—	—	19,206	—
Note payable to related party, net	—	(2,536)	—	—	—	(2,536)
Proceeds from changes in interest rate swaps	—	25,620	—	—	—	25,620
Proceeds from equity units issued, net of repurchases	76	—	—	—	(76)	—
Other	—	61	—	(8)	—	53
Cash provided by (used for) financing	(19,130)	(92,961)	—	(10,008)	19,130	(102,969)

Due to (from) affiliates	—	(78,816)	(184,392)	91,599	171,609	—

Increase (decrease) in cash and cash equivalents	—	(30,433)	(14,253)	16,391	—	(28,295)
Balance at beginning of the period	—	88,171	—	—	—	88,171
Balance at end of the period	$—	$57,738	$(14,253)	$16,391	$—	$59,876

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$78,744	$111,308	$274,482	$(12,021)	$(373,769)	$78,744
Items in net income not using (providing) cash
Equity in net (income) loss of affiliates	(111,308)	(262,461)	—	—	373,769	—
Depreciation, depletion, and amortization of deferred financing costs and other costs	—	53,258	90,082	2,527	—	145,867
Related-party interest expense	—	13,690	—	—	—	13,690
Deferred income tax provision (benefit)	21,616	(584)	—	—	—	21,032
Pension and other postretirement benefit expense	—	21,388	—	—	—	21,388
Change in fair value of interest rate swaps	—	(9,886)	—	—	—	(9,886)
Management equity units expense	—	2,188	—	—	—	2,188
Other	—	(5,370)	(47)	4,076	—	(1,341)
Decrease (increase) in working capital
Receivables	(4,637)	(6,291)	(107,845)	(7,680)	4,637	(121,816)
Inventories	—	(5,147)	(13,402)	(7,918)	—	(26,467)
Accounts payable and accrued liabilities	—	8,874	86,578	2,890	(4,637)	93,705
Pension and other postretirement benefit payments	—	(508)	—	—	—	(508)
Income taxes payable	4,637	—	1,287	(7)	—	5,917
Other	—	10,363	(5,331)	(205)	—	4,827
Cash provided by (used for) operations	(10,948)	(69,178)	325,804	(18,338)	—	227,340

Cash provided by (used for) investment
Expenditures for property and equipment	—	(3,974)	(107,095)	(5,722)	—	(116,791)
Sales of assets	—	—	12,575	—	—	12,575
Repayment of note receivable from related party	—	157,509	—	—	—	157,509
Investments in related parties	34,328	262,461	—	—	(296,789)	—
Other	—	3,854	968	(4,168)	—	654
Cash provided by (used for) investment	34,328	419,850	(93,552)	(9,890)	(296,789)	53,947

Cash provided by (used for) financing
Issuances of long-term debt	—	840,000	—	—	—	840,000
Payments of long-term debt	—	(1,334,200)	—	—	—	(1,334,200)
Tax distributions to members	(23,295)	—	—	—	—	(23,295)
Tax distributions to Boise Cascade Holdings, L.L.C.	—	(23,295)	—	—	23,295	—
Note payable to related party, net	—	251,042	—	—	—	251,042
Repurchase of equity units	(85)	—	—	—	85	—
Other	—	(14,015)	—	—	10,948	(3,067)
Cash used for financing	(23,380)	(280,468)	—	—	34,328	(269,520)

Due to (from) affiliates	—	(58,767)	(232,232)	28,538	262,461	—

Increase in cash and cash equivalents	—	11,437	20	310	—	11,767
Balance at beginning of the period	—	160,559	39	2,747	—	163,345
Balance at end of the period	$—	$171,996	$59	$3,057	$—	$175,112

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes statements regarding our expectations with respect to our performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to the risks and uncertainties described in “Item 1A.  Risk Factors” of our 2005 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors for the nine months ended September 30, 2006, from those listed in our 2005 Annual Report. We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of these forward-looking statements.

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

Restructuring Activities

In connection with the Forest Products Acquisition, we evaluated the acquired facilities and organizational structure. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, exit activities related to the Forest Products Acquisition increased goodwill. We had one year from the acquisition date to finalize our restructuring plans and adjust goodwill.

At September 30, 2006, we had approximately $0.9 million of restructuring reserves related to severance costs recorded in “Accrued liabilities, Compensation and benefits,” and $0.1 million was recorded in “Accrued liabilities, Other.” The severance costs related to costs for approximately 350 terminated employees. The remaining reserves relate to payments that are being made over time and will be paid by the end of 2007. Of the $1.0 million remaining restructuring reserve, $0.8 million is recorded in our Paper segment, and $0.2 million is in Corporate and Other. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total
		(millions)

2004 restructuring reserve	$13.8	$0.5	$14.3
Charges against reserve	(1.0)	—	(1.0)
Restructuring reserve at December 31, 2004	12.8	0.5	13.3

Additions to restructuring reserve	6.9	0.2	7.1
Charges against reserve	(16.2)	(0.6)	(16.8)
Restructuring reserve at December 31, 2005	3.5	0.1	3.6

Charges against reserve	(2.6)	—	(2.6)
Restructuring reserve at September 30, 2006	$0.9	$0.1	$1.0

Forest Products Acquisition Financing

To finance the Forest Products Acquisition, we incurred $2.0 billion of debt. At September 30, 2006, we had $1.5 billion of long-term debt, including a $279.9 million note payable to a related party. These borrowings are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures. At September 30, 2006, we were in compliance with our debt covenants. Our level of debt makes us more vulnerable to a downturn in our operations, the forest products and paper industry, or the economy in general. See “Financing Activities” under the “Liquidity and Capital Resources” discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information.

Purchase of Central Texas Corrugated’s Assets

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses, but before working capital adjustments. In 2006, we paid approximately $42.5 million of cash for the acquisition, which is net of a $2.0 million holdback that is payable in five years. At September 30, 2006, we recorded the $1.4 million discounted holdback (including accretion expense) in “Other long-term liabilities” on our Consolidated Balance Sheet. CTC manufactures corrugated sheets that it sells primarily to regional container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes. During the nine months ended September 30, 2006, we used 383,000 tons of containerboard and produced 515,000 tons of containerboard, resulting in economic integration of 74%. Before the CTC acquisition, our economic integration of containerboard in our system was 55%.

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

Paper.  Our Paper segment manufactures and sells uncoated free sheet (including cut-size office papers, commercial printing paper, business forms, envelope papers, and a wide range of value-added papers), market pulp, and containerboard (corrugating medium). Many of our paper products are commodity products, while others have specialized features that make these products value-added. Our value-added grades include bright and colored cut-size office papers and custom-developed specialty papers for such uses as label and release. We sell to end-users both directly from our mills and through distribution centers. In 2005, approximately 47% of our uncoated free sheet sales, including about 82% of our office papers sales volume, was sold to OfficeMax.

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

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•                  General economic conditions, including but not limited to housing starts, repair-and-remodel activity, nonresidential construction, white-collar employment, electronic substitution, durable goods production, and relative currency values;

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

Not all of our products are commodities. Our EWP and specialty papers are differentiated from competing products based on quality and product design, as well as related customer service. In the case of these value-added products, we are generally able to influence price based on the strength of differentiation and levels of customer service and are generally able to sell these products at higher margins than our commodity products. In order to reduce our sensitivity to the cyclicality of our industry, a fundamental component of our strategy is to increase production of EWP as a share of our total Wood Products segment sales and increase specialty and premium papers as a percent of our total Paper segment sales. We believe these products are less susceptible to commodity dynamics. Comparing the nine months ended September 30, 2006 with the same period in 2005, we increased sales of EWP from our Wood Products segment from 45% of segment sales in the first nine months of 2005 to 48% of sales in the first nine months of 2006. The increase in EWP production capacity we implemented in 2005 has allowed us to continue to grow this business; however, the recent slowdown in new residential construction will make it challenging to continue to grow our EWP sales in the short term. In our Paper segment, we increased sales of specialty and premium papers from 28% of uncoated free sheet tons sold during the first nine months of 2005 to 33% of uncoated free sheet paper tons sold during the first nine months of 2006. The announced project to convert our Wallula, Washington, #3 paper machine to enable it to produce pressure-sensitive grades is a key step to providing us with the capacity to increase production of specialty and premium paper grades.

Demand

The overall level of demand for the products we make and distribute, and consequently our financial results, is affected by, among other things, construction activity, manufacturing activity, employment, and consumer spending. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While no single product line drives our overall financial performance, individual product lines are influenced by conditions in their respective industries. For example:

•                  Demand for building materials, including wood products, depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are impacted by demographic trends, interest rate levels, weather, and general economic conditions. In recent years, demand for wood products has been high due to strong new housing starts, the increasing size of new homes, a robust repair-and-remodeling market, and a recovering light commercial construction market. However, in recent months, there has been a significant increase in the number of homes for sale relative to the monthly sales activity. This has led to a drop in new home construction activity, as evidenced by the U.S. Commerce Department statistics for housing starts in August 2006 at a seasonally adjusted annual rate of 1.67 million units relative to 2.08 million units in August 2005.  This has resulted in significant price declines for many commodity products. For example, relative to third quarter 2005, our third quarter 2006 Wood Products segment sales prices for plywood declined 16% and Random Lengths reported prices for ½” 5-ply plywood during the last week in September, were 7% below the average price for the quarter. In addition, non commodity products volumes have been impacted. For example, the sales volume of I-joists by our Wood Products segment during third quarter 2006 were down 16% from the same period of 2005.

•                  Historically, demand for uncoated free sheet correlated positively with general economic activity. More recently, demand for some communications paper grades such as cut-size paper, which we produce, has decreased as the use of electronic transmission and document storage alternatives has become more widespread and more efficient. At the same time, the expansion of electronic bar code reader devices has helped drive growth in demand for label and release papers, which we also produce.

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

Supply

Industry supply of commodity wood products and paper is affected by the number of operational or idled facilities, the building of new capacity, and the shutting down of existing capacity. Capacity also tends to increase gradually over time without significant capital expenditures, as manufacturers improve production efficiencies. Generally, more capacity is added or employed when supply is tight and margins are relatively high, and capacity is idled or eliminated when supply significantly exceeds demand and margins are poor. Because of relatively lower capital investments, lower shutdown and start-up costs, and the ability in most facilities to reduce production economically by curtailing shifts, wood products manufacturing producers tend to react more quickly to oversupply situations, by removing shifts or curtailing facilities, than pulp and paper manufacturers. For example, during third quarter 2006, as structural panel prices fell dramatically, a number of our competitors reduced shifts or shut down facilities entirely in response to dramatically reduced margins.

While new capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill, a favorable pricing environment may prompt manufacturers to initiate expansion projects. Currently, a number of OSB producers (a substitute for plywood, which we produce) are starting up or building new capacity. These projects were announced during the recent period of high residential construction activity. This increase in supply, coupled with dramatically lower pricing, has had a negative impact on the price of all structural panel products, including plywood. However, two major OSB producers, both of whom are adding new capacity, have announced indefinite shutdowns of existing facilities in the face of declining prices. In addition, a number of OSB producers have announced the intention to produce a strand lumber product that would be intended to be a substitute for EWP in some applications.

While paper producers are typically slower to shut down capacity, in 2005, faced with declining demand, rising costs (especially energy costs), ongoing dissatisfaction with financial performance, and in some cases, a declining U.S. dollar, several North American paper producers announced mill closures that decreased or will decrease supply. From 2001 to 2005, North American uncoated free sheet, containerboard, and newsprint capacities declined 5%, 2%, and 15%, respectively, according to RISI.

Industry supply of commodity wood products and papers is also influenced by the level of imports and overseas production capacity, which has grown in recent years. While the weakness of the U.S. dollar has mitigated the level of imports in recent years, a strengthening in the U.S. dollar would potentially lead to increased imports of commodity wood products and papers from overseas, thereby offsetting domestic capacity rationalization and putting downward pressure on prices. Recent increases in U.S. paper prices have begun to attract some imports, as overseas prices have not risen as quickly.

Recent Trends

New residential construction activity has dropped significantly during the third quarter from both the same period of 2005 and from the second quarter of 2006. As mentioned above, the U.S. Department of Commerce reported housing starts at a seasonally adjusted annual rate of 1.67 million units in August 2006, compared with 2.08 million units in August 2005 and 1.95 million units in May 2006. This reduction in new residential construction activity resulted in decreased demand for the wood and building products that we manufacture and sell. This reduction in demand was met with lower pricing for commodity products such as structural panels and structural lumber. These price reductions have caused some producers to reduce production through curtailment of operations or, in some cases, indefinite closure of facilities. Residual chip supply markets in the Pacific Northwest have been very tight. This situation has been compounded by curtailments and closures of wood products facilities as the housing market has cooled.

As we entered the third quarter, demand for uncoated free sheet papers outpaced supply, which prompted price increases early in the period. As the third quarter developed, supply and demand appeared to have regained balance causing many producers to defer further price increases on commodity grades. Prices for specialty and premium papers also rose during the quarter.

Demand for packaging papers continued to be strong, and in our view, supply and demand in this product area appear to be in balance.

Newsprint pricing appears to be softening as demand declines. This could result in further price decreases if capacity is not adjusted to meet demand.

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

Labor. Our labor costs tend to increase steadily due to inflation in healthcare and wage costs. Labor costs are not as volatile as our energy and wood fiber costs.

Wood fiber. Our primary raw material is wood fiber, which represents the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Nine Months Ended September 30
	2006	2005

Wood Products	33%	32%
Paper	17%	17%
Packaging & Newsprint	13%	13%

Our primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. In February 2005, Timber Holdings sold all of its timberlands to Forest Capital Partners, L.L.C., an unrelated party (Timberlands Sale). After the Timberlands Sale, we have acquired substantially all of our fiber from outside sources, including pursuant to supply agreements with the buyer of the timberlands operations. In our Wood Products segment, we convert logs into lumber and veneer, and in turn, we convert veneer into EWP and plywood. Logs are a lower percentage of the total cost of materials, labor, and other operating expenses in producing engineered wood than commodity products such as lumber and plywood. While log costs are still a significant component of costs, as we continue to produce more engineered wood relative to commodity products, direct log costs decline as a percent of the total cost of materials, labor, and other operating expenses. We also convert residual wood fiber from our operations, as well as from third parties, into particleboard. In our Paper and Packaging & Newsprint segments, we convert logs and wood chips into pulp, which we sell or use at our paper mills to produce paper. On an aggregate basis, we are able to produce all of our pulp needs, generally purchasing and selling similar amounts on the open market.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand. Timber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual chip supply may be limited due to reduction in primary manufacturing at sawmills and plywood plants. In recent years, declines in timber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. During third quarter 2006, we temporarily reduced pulp production at our St. Helens, Oregon, pulp and paper mill due to the inability to source wood fiber on a cost-effective basis. This resulted in approximately 9,000 tons of lost pulp production at St. Helens. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Our sensitivity to these fluctuations increased after the Timberlands Sale. Market prices for a variety of fiber sources, including logs and chips for our Northwest operations and logs for our Minnesota and Louisiana operations, were higher in the first half of 2006 than in the first half of 2005. While log costs have come down in Minnesota and Louisiana in recent months, they are still high by historical standards. In the Pacific Northwest, residual chip costs continue to be high, and availability continues to be challenging. Because residual fiber in the Pacific Northwest comes predominately from sawmills and plywood plants, curtailments in these mills as a result of decreased demand for these products related to the housing slowdown will continue to impact the availability of chips for our Pacific Northwest pulp and paper operations.

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

Our costs will rise if prices for our raw materials or energy rise, and our margins are impacted by how much and how quickly we can pass such price increases through to our customers. Specifically, some of our key chemicals, including pulping and bleaching chemicals consumed in our Paper and Packaging & Newsprint mills and glues and resins consumed in our wood products operations, are heavily influenced by energy costs. A number of our major suppliers have requested price increases tied to their increased energy costs. Our ability to pass through price increases depends on several factors, which vary by product line.

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

	Nine Months Ended September 30
	2006	2005

Wood Products	3%	3%
Paper	15%	15%
Packaging & Newsprint	15%	14%

For the nine months ended September 30, 2006, we reduced consumption of purchased fossil fuel in our paper mills by approximately 9% per unit of production, compared with the same period in 2005. This reduction was achieved with a variety of consumption reduction and fuel-switching activities, including the use of more purchased biomass fuel to replace purchased fossil fuels. We have limited flexibility to switch between fuel sources in the short term; accordingly, we have significant exposure to natural gas and fuel oil price changes. To reduce our exposure to price increases, we have entered into a variety of contracts to limit our susceptibility to changes in energy costs. As of September 30, 2006, we have mitigated our exposure to higher energy prices by hedging approximately 90% to 95% of our expected natural gas usage for the period of October 1, 2006, through February 2007. As a result of no hurricanes affecting the Gulf of Mexico production region and mild weather, at September 30, 2006, the fair market value of our energy swaps was a negative $18.1 million, which we recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During the three and nine months ended September 30, 2006, our energy costs were approximately $5.7 million and $10.3 million higher than they would have been had we not hedged our exposure to changing prices.

While energy prices in the first nine months of 2006 were generally lower than levels in fourth quarter 2005, pricing remains high by historical standards. In addition, increased demand (which could be driven by weather), further supply constraints, or other factors could drive prices higher. In the event the current fuel prices persist and we are unable to pass these increases on to our customers in the form of higher prices, we will experience a negative financial impact relative to our 2005 performance. In addition, the rates we are charged by our electrical suppliers are affected by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and regulatory situation.

Chemicals. Important chemicals we use in the production of our products include precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins, and adhesives. Purchases of chemicals represented the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Nine Months Ended September 30
	2006	2005

Wood Products	6%	6%
Paper	14%	13%
Packaging & Newsprint	5%	4%

We have experienced higher chemical costs during the first nine months of 2006, compared with the same period in 2005, due in part to increases in energy and transportation costs sustained by our chemical suppliers that they have partly passed through to us.

Results of Operations

The following tables set forth the results of operations in dollars and as a percentage of sales for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(millions)
Sales
Trade	$1,332.2	$1,423.0	$4,085.5	$4,057.4
Related parties	148.1	133.3	424.9	425.8
	1,480.3	1,556.3	4,510.4	4,483.2

Costs and expenses
Materials, labor, and other operating expenses	1,286.8	1,358.8	3,959.8	3,878.8
Fiber costs from related parties	—	—	—	17.6
Depreciation, amortization, and depletion	39.3	33.0	114.4	95.4
Selling and distribution expenses	71.5	69.2	214.2	195.9
General and administrative expenses	19.7	15.9	67.3	53.1
Other (income) expense, net	(0.1)	—	1.0	3.9
	1,417.2	1,476.9	4,356.7	4,244.7

Income from operations	$63.1	$79.4	$153.7	$238.5

	(percentage of sales)
Sales
Trade	90.0%	91.4%	90.6%	90.5%
Related parties	10.0	8.6	9.4	9.5
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses and fiber costs from related parties	86.9%	87.3%	87.8%	86.9%
Depreciation, amortization, and depletion	2.7	2.1	2.5	2.1
Selling and distribution expenses	4.8	4.5	4.8	4.4
General and administrative expenses	1.3	1.0	1.5	1.2
Other (income) expense, net	—	—	—	0.1
	95.7%	94.9%	96.6%	94.7%

Income from operations	4.3%	5.1%	3.4%	5.3%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(millions)
Building Materials Distribution
Sales dollars	$756.6	$842.7	$2,351.2	$2,334.9

	(percentage of Building Materials Distribution sales)
Product Line Sales
Commodity	43.4%	50.3%	45.8%	51.8%
Engineered wood products	16.2	16.6	15.6	16.1
General line items	40.4	33.1	38.6	32.1

Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	3.2	3.2	9.9	9.6
I-joists (equivalent lineal feet)	57	68	180	189
Plywood (sq. ft.) (3/8” basis)	316	349	964	1,002
Lumber (board feet)	69	80	219	253
Particleboard (sq. ft.) (3/4” basis)	45	43	126	126

	(thousands of short tons, except corrugated containers)
Paper
Uncoated free sheet	363	380	1,142	1,130
Containerboard (medium)	35	32	102	96
Market pulp	20	45	87	102
	418	457	1,331	1,328

Packaging & Newsprint
Containerboard (linerboard) (a)	65	104	203	332
Newsprint	109	100	307	302
Corrugated containers and sheets (mmsf)	1,705	1,226	4,964	3,515

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,860	$1,972	$1,893	$1,948
I-joists (1,000 equivalent lineal feet)	1,109	1,114	1,104	1,095
Plywood (1,000 sq. ft.) (3/8” basis)	248	294	263	290
Lumber (1,000 board feet)	462	468	489	494
Particleboard (1,000 sq. ft.) (3/4” basis)	399	254	334	264

	(dollars per short ton, except corrugated containers)
Paper
Uncoated free sheet	$834	$732	$789	$748
Containerboard (medium)	418	313	384	339
Market pulp	477	384	419	401

Packaging & Newsprint
Containerboard (linerboard) (a)	$383	$326	$350	$361
Newsprint	533	505	536	481
Corrugated containers and sheets ($/msf)	52	51	50	51

(a)                                  Includes the impact of adopting EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty, effective January 1, 2006, which required us to report our inventory buy/sell transactions on a net basis. In accordance with the provisions of EITF 04-13, prior-period financial information has not been reclassified to conform with the current period’s presentation. See Note 15, New and Recently Adopted Accounting Standards, for more information.

Operating Results

Sales

For the three months ended September 30, 2006, total sales decreased $76.0 million, or 5%, to $1,480.3 million, compared with $1,556.3 million a year ago. For the nine months ended September 30, 2006, total sales increased $27.2 million, or 1%, to $4,510.4 million, compared with $4,483.2 million in the prior year. Relative to the three months ended September 30, 2005, segment sales decreased in Building Materials Distribution and Wood Products and increased in Paper and Packaging & Newsprint. For the nine months ended September 30, 2006, sales increased in Paper, Packaging & Newsprint, and Building Materials Distribution and decreased in Wood Products, compared with the same period of 2005.

Building Materials Distribution. Sales decreased $86.1 million, or 10%, to $756.6 million for the three months ended September 30, 2006, from $842.7 million in the prior year. The decrease in sales during the period was driven by decreases in both sales prices and sales volumes, which were down 5.1% and 5.4%, respectively, as the reduction in new residential construction activity negatively impacted product demand and prices. While we continued to make progress in increasing our sales of general line and EWP items as a percent of our total sales mix, which made up over 56% of our sales during the period, compared with less than 50% for the same period of 2005, these increases were more than offset by lower commodity prices and volumes.

During the nine months ended September 30, 2006, sales increased $16.3 million, or 1%, to $2,351.2 million from $2,334.9 million in the prior year. The sales increase during the period was driven by higher sales volumes during the first half of the year, when the new residential construction market continued to be strong, offset in part by lower sales prices and sales volumes during the last three months of the period, as new residential construction markets weakened.

Wood Products. Sales decreased $39.5 million, or 12%, to $299.1 million for the three months ended September 30, 2006, from $338.6 million for the three months ended September 30, 2005. The sales decrease for the period was due primarily to lower prices for plywood, which decreased 16% during the three months ended September 30, 2006, compared with the same period in 2005. In addition, we experienced lower LVL prices and lower I-joist and plywood sales volumes, which were down 16% and 9%, respectively. These decreases were driven by the slowdown in new residential construction during third quarter 2006. These decreases were offset, in part, by increased particleboard prices, which were 57% higher during the period, compared with the same period in 2005, as competitor shutdowns, coupled with relatively strong demand, allowed us to increase prices.

During the nine months ended September 30, 2006, sales decreased $69.6 million, or 7%, to $926.4 million from $996.0 million in the same period a year ago. The decrease was primarily the result of lower plywood prices, which were 9% lower during the period compared with the same period in 2005. In addition, we experienced LVL prices that were 3% lower for the period and lower I-joist and plywood sales volumes. These decreases were driven by the slowdown in new residential construction during the third quarter and the anticipation of that slowdown by participants in the distribution channel. These were offset, in part, by particleboard prices, which were 27% higher in the period, compared with the same period of 2005, driven by competitor shutdowns of capacity, coupled with relatively strong demand, which allowed us to raise prices.

Paper. Sales increased $23.4 million, or 7%, to $373.5 million, for the three months ended September 30, 2006, from $350.1 million for the three months ended September 30, 2005. The increase was driven primarily by a 13% increase in the volume of higher-priced specialty and premium papers, as we continued to implement our strategy of growing specialty and premium papers, coupled with higher prices for commodity uncoated free sheet papers, which increased 18% for the period, compared with the same period in 2005, as the result of a tighter supply/demand relationship. These increases were partially offset by lower sales volumes of market pulp resulting from reduced chip availability in the Pacific Northwest as wood products facilities took downtime, as well as lower sales volumes of commodity uncoated free sheet papers late in the quarter as the market began to stabilize.

During the nine months ended September 30, 2006, sales increased $64.8 million, or 6%, to $1,125.5 million from $1,060.7 million in the same period a year ago. The increase in sales was primarily the result of an increase in the volume of higher-priced specialty and premium papers, which was up 16%, compared with the same period in 2005, coupled with an increase in the sales price of commodity papers, which was up 7%, compared with the same period in 2005.

Packaging & Newsprint. For the three months ended September 30, 2006, sales increased $23.3 million, or 13%, to $206.8 million, compared with $183.5 million a year ago. The sales increase was primarily the result of the acquisition of CTC in February 2006, coupled with higher prices for corrugated containers and sheets, newsprint, and linerboard and higher newsprint volumes. The price increases were driven by relatively strong demand, coupled with no new capacity. These increases were partially offset by lower linerboard sales volumes, driven primarily by the adoption of EITF 04-13.

During the nine months ended September 30, 2006, sales increased $31.3 million, or 6%, to $576.4 million from $545.1 million in the prior year. The increase was driven primarily by increased corrugated sheet sales from CTC, coupled with higher prices for newsprint and modestly higher sales volumes of newsprint, offset in part, by lower linerboard sales volumes, driven primarily by the adoption of EITF 04-13, and lower linerboard prices. Excluding the impact of EITF 04-13, linerboard sales volumes increased 9% and 1%, compared with the three and nine months ended September 30, 2005.

Costs and Expenses

Materials, labor, and other operating expenses, including fiber costs from related parties, decreased $72.0 million, or 5%, to $1.3 billion from $1.4 billion for the three months ended September 30, 2005. The decrease was primarily attributable to lower sales volumes in our Building Materials Distribution segment. These decreases were offset in part by higher costs for fiber, energy, and chemicals in most of our manufacturing segments. Compared with the nine months ended September 30, 2005, these costs increased $63.4 million, or 2%, to $4.0 billion from $3.9 billion in the prior year. As a percentage of sales, these costs decreased to 86.9% for the three months ended September 30, 2006, from 87.3% for the three months ended September 30, 2005. During the nine months ended September 30, 2006, these costs increased to 87.8% of sales from 86.9% a year ago. The increases were driven primarily by higher wood, energy, and chemical costs in most of our manufacturing businesses and by higher volumes in our building materials distribution business.

Depreciation, amortization, and depletion expenses increased $6.3 million, or 19%, to $39.3 million for the three months ended September 30, 2006, compared with $33.0 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, depreciation, amortization, and depletion expenses increased $19.0 million, or 20%, to $114.4 million, compared with $95.4 million a year ago. As a percentage of sales, these costs increased to 2.7% and 2.5%, respectively, for the three and nine months ended September 30, 2006, from 2.1% in each of the same periods in the prior year. The increases in depreciation, amortization, and depletion are generally the result of higher levels of capital investment.

Selling and distribution expenses increased $2.3 million, or 3%, to $71.5 million for the three months ended September 30, 2006, compared with $69.2 million for the same period in the prior year. For the nine months ended September 30, 2006, these costs increased $18.3 million, or 9%, to $214.2 million, compared with $195.9 million in the same period a year ago. As a percentage of sales, selling and distribution expenses increased to 4.8% for both the three and nine months ended September 30, 2006, compared with 4.5% and 4.4%, respectively, in the three and nine months ended September 30, 2005. During both periods, the increase primarily relates to increased costs in our Building Materials Distribution segment, where we added personnel for expanding and growing locations. We also incurred higher outside carrier distribution costs. In the three and nine months ended September 30, 2006, we recorded higher compensation and benefit costs. In addition, during the nine months ended September 30, 2006, our Paper segment recorded a $2.3 million write-off of bad debt related to the bankruptcy of a customer.

General and administrative expenses increased $3.8 million, or 24%, to $19.7 million for the three months ended September 30, 2006, compared with $15.9 million for the three months ended September 30, 2005. General and administrative expenses as a percentage of sales increased to 1.3% for the three months ended September 30, 2006, from 1.0% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, general and administrative expenses increased

$14.2 million, or 27%, to $67.3 million, compared with $53.1 million a year ago. As a percentage of sales, these costs increased to 1.5% from 1.2% in the prior year. Relative to the three and nine months ended September 30, 2005, general and administrative expenses increased in 2006 due primarily to higher outside professional fees, benefit costs, training expenditures, and lease costs.

Other (income) expense, net, was $0.1 million of income, for the three months ended September 30, 2006. For the nine months ended September 30, 2006, other (income) expense, net, decreased $2.9 million to $1.0 million of expense, compared with $3.9 million of expense a year ago. During the nine months ended September 30, 2006, other (income) expense, net, included $3.7 million of income for changes in our retiree healthcare programs and $1.7 million of expense for the loss on the sale of our headquarters building, as well as other miscellaneous income and expense items. The nine months ended September 30, 2005, included $3.6 million of expense for the write-off of costs incurred in connection with the canceled initial public offering.

Income (Loss) From Operations

For the three months ended September 30, 2006, income from operations decreased $16.3 million, or 20%, to $63.1 million, compared with $79.4 million in the same period a year ago. The decrease was primarily the result of lower income in the Building Materials Distribution and Wood Products segments, offset in part, by improved performance in the Paper and Packaging & Newsprint segments.

Income from operations decreased $84.8 million, or 36%, from $238.5 million for the nine months ended September 30, 2005, to $153.7 million for the nine months ended September 30, 2006. The decrease was primarily the result of lower income in the Wood Products, Building Materials Distribution, and Paper segments, offset in part by improved performance in the Packaging & Newsprint segment.

Building Materials Distribution. Segment income decreased $15.0 million, or 44%, to $19.4 million for the three months ended September 30, 2006, from $34.4 million for the three months ended September 30, 2005. During the nine months ended September 30, 2006, segment income decreased $16.5 million, or 21%, to $63.3 million, compared with $79.8 million during the same period in the prior year. In both periods, the decrease was driven primarily by declining commodity prices and higher operating expenses as we continued to ramp-up at locations we added in recent years. In addition, lower sales volumes contributed to lower earnings comparing the three months ended September 30, 2006, with the same period in 2005.

Wood Products. Segment income decreased $29.1 million, or 84%, to $5.6 million for the three months ended September 30, 2006, compared with $34.7 million for the three months ended September 30, 2005. Relative to the nine months ended September 30, 2005, segment income decreased $57.6 million, or 58%, from $99.2 million to $41.6 million during the same period in the current year. The decrease in both periods was driven largely by lower plywood prices and lower EWP prices. These decreases were offset in part by higher particleboard prices. We also experienced higher log and conversion costs, which were driven largely by energy and resin cost increases.

Paper. Segment income increased $20.7 million, or 206%, to $30.8 million for the three months ended September 30, 2006, compared with $10.1 million for the three months ended September 30, 2005. The increase was driven primarily by improved sales mix as we sold more higher margin specialty and premium papers and higher commodity uncoated free sheet prices. These increases were offset, in part, by lower sales volumes for market pulp driven by curtailment of the pulp mill at St. Helens, lower commodity uncoated free sheet sales volumes as order volumes decreased during that second half of the period, higher fiber costs, especially in the Pacific Northwest, and higher chemical and energy costs.

During the nine months ended September 30, 2006, segment income decreased $21.7 million, or 33%, to $44.8 million, compared with $66.5 million in the same period a year ago. This decrease was primarily due to significantly higher costs for both fiber and energy, as well as higher chemical costs as suppliers raised prices in response to higher energy costs. In addition, we experienced a reduction in commodity sales volumes as we moved more of our production to specialty and premium grades, as well as a reduction in market pulp sales as we curtailed operations at our St. Helens, Oregon, pulp mill in response to high wood costs. The decrease in income was partially offset by a 16% increase in sales volume of specialty and premium papers and increased sales prices for all grades, compared with the same period of 2005.

Packaging & Newsprint. Segment income increased $9.2 million, or 147%, to $15.5 million for the three months ended September 30, 2006, compared with $6.3 million for the three months ended September 30, 2005. During the nine months ended September 30, 2006, segment income increased $10.8 million, or 52%, to $31.7 million, compared with $20.9 million in the same period a year ago. The increase in both periods was primarily the result of the addition of CTC, coupled with higher newsprint sales prices and volumes. In addition, the increase in income for the three months ended September 30, 2006, reflects higher linerboard sales prices. The three and nine months ended September 30, 2005, included downtime taken as a result of Hurricane Rita.

Other

Change in fair value of interest rate swaps. For the three and nine months ended September 30, 2005, we recorded zero and $9.9 million of income in “Change in fair value of interest swaps” in our Consolidated Statements of Income for the change in the fair value of interest rate swaps related to our amended and restated credit facilities. In connection with the amendment and restatement and the anticipated repayment of the Tranche B term loan, the interest rate swaps associated with this debt were no longer considered hedges of the variable interest payments on that loan. On April 28, 2005, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the London Interbank Offered Rate (LIBOR)-based variable interest payments on amounts borrowed under our senior secured credit facilities (the Facilities) and recognized $5.3 million of noncash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss during second quarter 2005. The net $9.9 million of value that was recorded in “Other assets” on our Consolidated Balance Sheet will result in higher interest expense over the remaining life of the interest rate swaps.

Interest expense. For the three and nine months ended September 30, 2006, interest expense was $28.4 million and $87.2 million, respectively, compared with $31.1 million and $137.5 million in the same periods a year ago. The expense recorded for the nine months ended September 30, 2005, includes a $43.0 million charge for the write-off of deferred financing costs resulting from the repayment of the Tranche B term loan. Excluding the impact of the deferred financing costs, the decrease in interest expense is attributed primarily to a decrease in long-term debt. At September 30, 2006, our long-term debt was $1.5 billion, compared with $1.7 billion a year ago. A related-party note of $279.9 million payable to a subsidiary of Timber Holdings was included in long-term debt at September 30, 2006. The related-party note was $266.4 million at September 30, 2005.

Income tax provision. For the three and nine months ended September 30, 2006, income tax expense was $0.6 million and $2.1 million, respectively, compared with $21.3 million and $34.2 million for the same periods a year ago. On May 9, 2005, we converted to a C corporation from a limited liability company. As a result, tax expenses and benefits for the period of May 9 to September 30, 2005, were recognized by the corporation. For the period of May 9 through September 30, 2005, we recorded income tax expense at an estimated annual effective tax provision rate of 43.5%. In December 2005, we rescinded our conversion to C corporation status by filing a conversion certificate with the Delaware Secretary of State that restored our status as a limited liability company. Except for our separate subsidiaries that are taxed as corporations, tax expenses and benefits related to the three and nine months ended September 30, 2006, were recognized by the partners of the limited liability company.

Operational Outlook

Most forecasters are projecting continuing softness in new residential construction markets, which will continue to negatively impact our Building Materials Distribution and Wood Products segments. Historically, significant reductions in commodity wood products prices have been followed by a reduction in log costs. If log costs stay high, this will continue to negatively impact our margins. While particleboard prices were strong during the nine months ended September 30, 2006, they have weakened since that time as the new residential construction slowdown has moved through to particleboard markets.

Commodity uncoated free sheet markets appear to be in balance at this time, and if the economy continues to maintain modest levels of growth, we expect this to continue. Many specialty paper grades continue to experience strong growth, and we anticipate being able to participate in this growth with the reconfigured Wallula, Washington, #3 paper machine, which we expect to bring on-line in the first half of 2007. As we bring the reconfigured machine on-line, we will experience downtime. We plan on managing our inventory levels to meet customer demand during this time period.

Packaging paper markets have stabilized and in our view, supply and demand in these grades appear to be balanced. We continue to move containerboard price increases through to corrugated container customers.

Newsprint continues to experience declining demand and may experience price erosion if capacity is not shut down in response to reduced demand.

We anticipate that wood costs in most geographies will come down in response to lower wood products demand, including OSB mill demand. We continue to be concerned about chip prices and availability in the Pacific Northwest, which we believe will become more problematic if wood products facilities continue to reduce the availability of residual fiber. We anticipate continued high prices and challenging supply conditions in this region.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories, compensation, fiber, energy, and interest. For the nine months ended September 30, 2006 and 2005, our operating activities provided $177.1 million and $227.3 million of cash. In 2006, items included in net income provided $216.9 million of cash. Unfavorable changes in working capital and other items used $39.8 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The 2006 increase in working capital items was primarily attributable to higher receivables in Buildings Materials Distribution and Packaging & Newsprint and, to a lesser extent, increased company inventory levels. The higher receivables reflect differences in the timing of collections and higher sales in Buildings Materials Distribution and Packaging & Newsprint, comparing September 2006 sales with December 2005 sales. The increase in receivable and inventory levels was partially offset by higher overall combined accounts payable and accrued liabilities. For the nine months ended September 30, 2005, items included in net income provided $271.7 million of cash, and increases in working capital and other items used $44.4 million of cash from operations.

Investment Activities

Cash investing activities used $102.4 million for the nine months ended September 30, 2006, and provided $53.9 million during the same period in 2005. In 2006, investing activities included $105.1 million of capital expenditures for the purchase of property and equipment. Capital expenditures for property and equipment consisted primarily of expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. Investing activities also included $42.5 million of cash paid for the purchase of CTC’s assets in Waco, Texas. These expenditures were partially offset by $43.0 million of proceeds from the sale of assets. This included $27.2 million of proceeds from the sale of our headquarters building in Boise, Idaho, $11.0 million of proceeds from the sale of our Lakeville, Minnesota, and Rochelle, Illinois, building materials distribution facilities, and $4.8 million of proceeds from other miscellaneous asset sales. In connection with the sale of our headquarters building, we leased back 65% of the building over a staggered lease term of ten to 12 years, and we leased back our building materials distribution facilities over a 35-year lease term including renewal options.

For the nine months ended September 30, 2005, investing activities included $157.5 million for the collection of a related-party note received from a subsidiary of Timber Holdings and $12.6 million of proceeds received from the sale of assets. Approximately $10.4 million of the proceeds related to the sale of a portion of our fiber farms. These proceeds were partially offset by $116.8 million used for the purchase of property and equipment. Capital expenditures for property and equipment consisted primarily of expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

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

In April 2006, we announced that we will expand our production of pressure-sensitive papers by reconfiguring an existing paper machine at our pulp and paper mill in Wallula, Washington, to produce both pressure-sensitive paper and commodity uncoated free sheet. We estimate approximately $70 million of capital spending for the project. We expect to spend approximately one-half of this amount in 2006 and the remainder in 2007. As of September 30, 2006, spending on this project totaled $19 million.

We previously announced an agreement to sell the Minnesota, Dakota & Western Railway (MD&W) in International Falls, Minnesota, to Watco Companies, Inc. In September 2006, we announced the sale would not proceed as all conditions for the sale were not met within the time frame specified under the purchase and sale agreement.

Financing Activities

Cash used for financing activities was $103.0 million for the nine months ended September 30, 2006, compared with $269.5 million for the same period in 2005. Cash used for financing activities included $96.9 million of prepayments on our Tranche D term loan, which was paid with $38.2 million of proceeds from asset sales, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay on our interest rate swap agreements, and other cash flows. Additionally, we had a $10.0 million decrease in our borrowings under our accounts receivable securitization program, and we used $19.2 million of cash to pay our equity investors amounts to fund their tax obligation related to their investment in us.

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

The following discussion describes our debt transactions in more detail. At September 30, 2006, and December 31, 2005, our long-term debt and the interest rates on that debt were as follows:

	September 30, 2006			December 31, 2005
		Interest	Interest		Interest	Interest
		Rate	Rate		Rate	Rate
		Without	With		Without	With
	Amount	Swaps	Swaps	Amount	Swaps	Swaps
	(thousands)			(thousands)

Revolving credit facility, due 2010	$—	6.0%	N/A	$—	5.1%	N/A
Tranche D term loan, due 2011	538,900	7.1%	6.8%	635,800	5.8%	4.9%
Senior unsecured floating-rate notes, due 2012	250,000	8.4%	7.6%	250,000	7.0%	6.6%
7.125% senior subordinated notes, due 2014	400,000	7.1%	N/A	400,000	7.1%	N/A
Borrowings secured by receivables	70,000	5.5%	N/A	80,000	4.3%	N/A
	1,258,900	7.3%	7.0%	1,365,800	6.3%	5.8%
Note payable to related party, net, due 2009	279,916	5.0%	N/A	270,854	8.0%	N/A

	$1,538,816			$1,636,654

Senior Secured Credit Facilities

Boise Cascade, L.L.C. (Boise LLC) and affiliates have a $475.0 million senior secured revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). These borrowings represent our senior secured credit facilities (the Facilities).

Our revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At September 30, 2006, we had no borrowings outstanding under our revolving credit facility; however, $62.2 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $412.8 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the LIBOR. Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the nine months ended September 30, 2006, and the year ended December 31, 2005, the average interest rate for our borrowings under the revolver were 6.0% and 5.1%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $30.0 million during the nine months ended September 30, 2006, and zero and $126.5 million for the same period in 2005. The weighted average amounts of borrowings outstanding under the revolver during the nine months ended September 30, 2006 and 2005, were $1.0 million and $15.7 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At September 30, 2006, and December 31, 2005, we had $538.9 million and $635.8 million outstanding under the Tranche D term loan, and our borrowing rates were 7.1% and 5.8%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.75% or the federal funds effective rate plus 1.25% or (ii) LIBOR plus 1.75%. As a result of a $200.0 million prepayment in October 2005, we are not required to make scheduled principal payments on the Tranche D term loan until 2011, at which time the principal balance is due. However, during the nine months ended September 30, 2006, we prepaid $96.9 million on our Tranche D term loan, with $38.2 million of proceeds from asset sales, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay under our interest rate swap agreements, and other cash flows.

Borrowings under the Facilities are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures. At September 30, 2006, and December 31, 2005, we were in compliance with these covenants.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At September 30, 2006, and December 31, 2005, our borrowing rates for the $250.0 million senior unsecured floating-rate notes were 8.4% and 7.0%.

Borrowings Secured by Receivables

In October 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At September 30, 2006, and December 31, 2005, we had $70.0 million and $80.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At September 30, 2006, and December 31, 2005, the interest rates for borrowings secured by receivables were 5.5% and 4.3%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and cannot exceed $250 million. The accounts receivable securitization program contains the same financial covenants as our senior secured credit facilities.

Note Payable to Related Party, Net

At September 30, 2006, we had a $279.9 million note payable to a subsidiary of Timber Holdings recorded as “Note payable to related party, net” on our Consolidated Balance Sheet. The amount of the note payable was $270.9 million at December 31, 2005. The note is subject to adjustment based on transactions between the subsidiary and us. Effective April 1, 2006, we amended and restated our note payable to Timber Holdings. Our borrowing rate under the amended and restated note is 5%, and the note matures March 31, 2009. Included in “Note payable to related party, net” were $31.5 million and $18.9 million of accrued interest expense related to the note at September 30, 2006, and December 31, 2005, respectively. Timber Holdings is a guarantor of our debt; see Note 20, Consolidating Guarantor and Nonguarantor Financial Information, in “Item 1.  Consolidated Financial Statements” of this Form 10-Q.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us effective interest rates on all of our variable-rate debt of 6.9% and 5.3% at September 30, 2006, and December 31, 2005, respectively. For additional information on our interest rate swaps, see Note 14, Financial Instruments, in “Item 1. Consolidated Financial Statements” of this Form 10-Q.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the terms of the loans, which range from six to ten years. At September 30, 2006, and December 31, 2005, we had $33.0 million and $37.8 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan in second quarter 2005, we recorded a $43.0 million charge for the write-off of the deferred financing costs in “Interest expense” in our Consolidated Statements of Income (Loss).

At September 30, 2006, and December 31, 2005, our average effective interest rates, including the effect of our interest rate swaps, on all of our non-related party debt, were 7.0% and 5.8%.

Cash payments for interest, net of interest capitalized, were $18.3 million and $63.9 million for the three and nine months ended September 30, 2006, and $16.8 million and $65.7 million for the three and nine months ended September 30, 2005.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K. Except as disclosed below, at September 30, 2006, there have been no material changes to our contractual obligations outside the normal course of business.

During the nine months ended September 30, 2006, we decreased the amount of borrowings secured under our accounts receivable securitization program from $80.0 million at December 31, 2005, to $70.0 million at September 30, 2006. Additionally, we prepaid $96.9 million on our Tranche D term loan, with $38.2 million of proceeds from asset sales, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay under our interest rate swap agreements, and other cash flows. For more information, see “Financing Activities” in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance-Sheet Activities

At September 30, 2006, and December 31, 2005, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 17, Commitments and Guarantees, of “Item 8.  Consolidated Financial Statements and Supplementary Data” in our 2005 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. Except as disclosed in Note 19, Commitments and Guarantees, of “Item 1.  Consolidated Financial Statements,” of this Form 10-Q, there have been no material changes to the guarantees disclosed in our 2005 Annual Report on Form 10-K.

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

Environmental

For information on environmental issues, see Environmental in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K. At September 30, 2006, there have been no material changes to this information.

Collective Bargaining Agreements

Approximately 5,020, or 49%, of our employees work pursuant to collective bargaining agreements. In March 2005, the agreements covering approximately 510 workers at our paper facilities in Salem, Oregon; St. Helens, Oregon; and Vancouver, Washington, expired. In February 2006, we reached a five-year agreement at the Salem facility, and in March 2006, we reached a five-year agreement at our St. Helens facility. In June 2005, we announced the permanent closure of our Vancouver, Washington, facility. In May 2006, we reached a closure agreement with the union. Hourly employees at our DeRidder, Louisiana, paper mill approved a new four-year labor contract on July 10, 2006. The collective bargaining agreement covers approximately 440 employees and replaces an agreement which expired February 15, 2006. In June 2006, we entered into a one-year extension for the Nampa, Idaho, container plant covering approximately 100 employees. Our Jackson, Alabama, paper mill contract expired at the end of July, and the parties are continuing to meet. The agreement will carry over if no new agreement is reached. The contract at our St. Jacques, New Brunswick, Canada, I-joist plant will expire in the fourth quarter of 2006. We are currently in negotiations for a new contract at our veneer and plywood facility in Brazil. We do not currently expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

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

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At September 30, 2006, the estimated current market value of our fixed-rate debt, including our note payable to related party, based on then-current interest rates for similar obligations with like maturities, was approximately $45.6 million less than the amount reported on our Consolidated Balance Sheet.

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

In April 2006, we terminated our 3.3% $300 million interest rate swap agreements that hedged our exposure to interest rate fluctuations associated with our Facilities. In addition, we reset the fixed interest rate we pay on the remaining $250 million of interest rate swap agreements under our Facilities from 3.5% to 4.75%. The reset interest rate swaps with a total notional amount of $250 million gave us an effective interest rate of 6.8% on the Facilities at September 30, 2006. At September 30, 2006, the fair market value of these instruments was $1.3 million, which we recorded in “Other assets” on our Consolidated Balance Sheet. There was no ineffectiveness related to the hedges.

In October 2006, we entered into two 5.0% interest rate swaps with an aggregate notional amount of $250 million to hedge our exposure to interest rate fluctuations associated with our Facilities for the period of December 2008 through December 2010. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps will be recorded in “Other comprehensive income.”

Swaps on our senior unsecured floating-rate notes.  In November 2004, we entered into two 3.7% interest rate swaps with an aggregate notional amount of $250 million to hedge the exposure to floating-rate interest rate risks associated with our senior unsecured floating-rate notes, which gave us an effective interest rate on that debt of 6.6% at December 31, 2005. In April 2006, we reset the fixed interest rate we pay on the $250 million of interest rate swap agreements to 4.75%, which gave us an effective interest rate on our senior unsecured floating-rate notes of 7.6% at September 30, 2006. These swaps expire in October 2009. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the interest rate swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt. There was no ineffectiveness related to these hedges. At September 30, 2006, and December 31, 2005, the fair market values of these instruments were $1.8 million and $9.3 million, which we recorded in “Other assets” on our Consolidated Balance Sheets.

Other.  In exchange for the termination of and rate resets on our interest rate swap agreements described above, we received $25.6 million, which we used to make prepayments on our Tranche D term loan. We will reclassify the $25.6 million of “Accumulated other comprehensive income” as a reduction of interest expense over the periods which the previously hedged interest payments affect earnings.

For the three and nine months ended September 30, 2006, amounts reclassified to “Interest expense” for all of our cash flow hedges decreased interest expense $2.7 million and $6.7 million, compared with $0.7 million and $4.8 million increases in interest expense for the same periods in 2005. At September 30, 2006, assuming no change in interest rates, $2.2 million would be reclassified as a decrease in interest expense during the remainder of 2006.

Energy Risk

We enter into natural gas swaps to hedge the variable cash flow risk of natural gas purchases to a fixed price. As of September 30, 2006, we had entered into swap agreements to hedge the variable cash flow risk of natural gas purchases for the period of October 2006 through February 2007. We designated all of the swaps as cash flow hedges. Accordingly, changes in the fair value of these swaps were recorded in “Other comprehensive income.” Amounts realized during the period were reclassified to “Materials, labor, and other operating expenses” in our Consolidated Statements of Income (Loss) as natural gas was consumed. Amounts reclassified in the three months ended September 30, 2006, increased “Materials, labor, and other operating expenses” $5.7 million, and amounts reclassified in the nine months ended September 30, 2006, increased these expenses $10.3 million. Assuming natural gas prices follow the futures curve in effect at September 30, 2006, $12.9 million would be reclassified as an increase in “Materials, labor, and other operating expenses” during the remainder of 2006. At September 30, 2006, and December 31, 2005, the fair market values of these instruments were a negative $18.1 million and $0.1 million, which we recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets. There was no ineffectiveness related to these hedges.

In addition, as of September 30, 2006, we had sold written call options on a portion of the natural gas swaps discussed above. These written call options do not qualify for hedge accounting under SFAS No. 133. We sold the options to lower the cost of the natural gas swaps (described above) that are designated as hedges. At September 30, 2006, we recognized an unrealized gain of $1.2 million based on the fair market value of the options we sold, which we recorded in “Receivables, other” on our Consolidated Balance Sheet with the offset as a reduction to “Materials, labor, and other operating expenses” in our Consolidated Statement of Income.

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

In second quarter 2006, we entered into a series of forward foreign exchange contracts to hedge our commitment to purchase capital equipment denominated in euros. These contracts are for a total amount of 12.4 million euros with settlement dates which began in April 2006 and extend through April 2007. We are accounting for these as fair value hedges and recognize any gains or losses from remeasuring the forward contracts at fair value in the Consolidated Statements of Income (Loss). We also adjust the commitment for the capital equipment purchase for any gains or losses attributable to fluctuations in foreign currency exchange rates. At September 30, 2006, the fair market value of these contracts was $0.1 million, which we recorded in “Receivables, Other,” and we recorded the same amount for the increase in the purchase commitment in “Accounts payable” on our Consolidated Balance Sheet.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level. Furthermore, the company’s management noted that as a result of their evaluation of changes in internal control over financial reporting, they identified no changes during the third quarter of fiscal 2006 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the Operational Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A.  Risk Factors” of our 2005 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors for the nine months ended September 30, 2006, from those listed in our 2005 Annual Report on Form 10-K.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Date: November 1, 2006

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006

Number	Description

12	Ratio of Earnings to Fixed Charges

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99	Financial Statements of Boise Land & Timber Holdings Corp.