Form 10-K
period 2006-12-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2007-03-01
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

As of January 31, 2007, the registrant did not have any voting or nonvoting equity held by nonaffiliates.

The registrant, a limited liability company, has no common stock outstanding. Equity units issued and outstanding on January 31, 2007, were as follows:

Series	Units Outstanding as of January 31, 2007
Series A Common Units	66,000,000
Series B Common Units	547,464,490
Series C Common Units	39,576,540

These units are neither registered nor publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

PART I

PART II

ii

PART III

PART IV

iii

PART 1

We have publicly traded, registered debt securities, which require us to file reports with the Securities and Exchange Commission (SEC). All of our SEC filings, which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Registration Statements, Current Reports on Form 8-K, and all related amendments are available free of charge via Electronic Data Gathering Analysis and Retrieval (EDGAR) through the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.bc.com as soon as reasonably practicable after we file or furnish such reports to the SEC. Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 1.             BUSINESS

As used in this 2006 Annual Report on Form 10-K, the term “Boise” means Boise Cascade Holdings, L.L.C. and its consolidated subsidiaries and, where the context relates to periods prior to the acquisition of OfficeMax Incorporated’s (OfficeMax) forest products and paper assets, to their predecessors in interest. The terms “Boise Forest Products Operations” and “predecessor” refer to the results of the forest products and paper assets of OfficeMax that we acquired on October 29, 2004 (inception) from OfficeMax. OfficeMax was formerly known as Boise Cascade Corporation. We acquired the names “Boise” and “Boise Cascade” as part of the acquisition of OfficeMax’s forest products and paper assets (the Forest Products Acquisition). The terms “we,” “us,” and “our” mean Boise with respect to periods after the Forest Products Acquisition and Boise Forest Products Operations with respect to periods prior to the Forest Products Acquisition. See Note 2, Purchase of OfficeMax’s Forest Products and Paper Assets, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K for more information related to the Forest Products Acquisition.

The consolidated financial statements present the financial results of Boise for the years ended December 31, 2006 and 2005, and the period of October 29 (inception) through December 31, 2004, and the results of OfficeMax’s forest products operations for the period of January 1 through October 28, 2004. When we refer to the 2004 results in this Form 10-K, we are referring to the entire year, both the period owned by the predecessor company and the period owned by Boise.

We are a diversified North American paper and forest products company. We are headquartered in Boise, Idaho. We operate our business in the following five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other (support staff services). We present information pertaining to each of our five segments and the geographic areas in which they operate in Note 18, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K.

Corporate Structure

The following chart summarizes our corporate structure and equity ownership at December 31, 2006 (based on voting power):

Building Materials Distribution

Products

We are a leading national inventory-carrying wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to customers that resell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets. In 2006, EWP sales generated 16% of revenue in this segment. We believe our broad product line provides our customers with a one-stop resource for their needs and lowers per-unit freight costs. We also have expertise in special-order sourcing and merchandising support, and our nationwide supplier relationships allow us to offer excellent customer service on top brands in the building materials industry.

The following table sets forth segment sales and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated:

	Boise			Predecessor
			October 29 (inception) through	January 1 through
	Year Ended December 31		December 31,	October 28,	Year Ended December 31
	2006	2005	2004	2004	2003	2002
	(millions)
Sales	$2,950.3	$3,052.3	$401.7	$2,442.4	$2,047.8	$1,696.1

EBITDA (a)	84.6	109.0	11.6	84.9	54.8	32.2

(a)                                  For more information about our use of EBITDA, see “Non-GAAP Financial Measures” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Facilities

We operate 29 wholesale building materials distribution facilities located strategically throughout the United States. Since 2000, we have relocated or expanded several facilities. This expansion has occurred through both acquisitions and organic growth. We increased our national footprint by adding two facilities in California, one in 2002 and another in 2005. We also added a facility in Ohio during 2003. We are currently in the process of adding a location in northern Florida that we expect to be operational by the end of first quarter 2007.

Raw Materials and Input Costs

We purchase the majority of the building materials we distribute from third-party suppliers. Approximately 30% of the lumber, commodity panels, and engineered wood products purchased by Building Materials Distribution during 2006 were purchased from our Wood Products segment. Our vendor base includes over 1,300 suppliers. We generally do not have long-term supply contracts with our vendors. This flexibility and our national presence allow us to obtain favorable price and term arrangements.

Sales, Marketing, and Distribution

Utilizing centralized information systems, each of our distribution centers implements its own distribution and logistics model tailored to the customers it serves. We operate a fleet of trucks to deliver materials on a regularly scheduled basis. We have a large decentralized sales force able to use timely and accurate market information and local product knowledge to support customers.

Customers

Our customer base in this segment includes a wide range of customers across multiple market segments and various end markets. In 2006, a majority of our sales in this segment were to “pro dealers,” retail distributors that sell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets. We also service retail lumberyards, home improvement centers, and other industrial accounts.

Business Plan

We intend to continue to expand our building materials distribution network into new geographic markets and to grow in our existing markets. Since 2000, we have relocated or expanded several facilities, mostly in the eastern United States. Sales in this segment have grown from $1.6 billion in 2001 to almost $3.0 billion in 2006. The business has grown successfully by acquiring facilities, opening new locations, relocating and expanding existing facilities, and capturing local market share through superior customer service.

Wood Products

Products

Over the past ten years, we have shifted our product focus from commodity products, such as plywood and lumber, to EWP, which has more stable prices and higher margins. We are a leading producer of EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We believe we are the second-largest EWP manufacturer in North America, with an estimated market share of approximately 20% in 2006. EWP accounted for 47% of our sales in this segment in 2006. As a result of growth in new housing construction and substitution trends away from traditional wide-dimension lumber to EWP, our EWP sales grew from 1998 through 2006 at a compound annual rate of 16%. We continue to produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold to manufacturers of specialty wood windows, moldings, and doors and as boards for a variety of end uses. Our wood products are used in new residential and light commercial construction, in residential repair and remodeling, and in some industrial uses such as furniture and cabinets.

The following table sets forth segment sales and EBITDA for the periods indicated:

	Boise			Predecessor
			October 29 (inception) through	January 1 through
	Year Ended December 31		December 31,	October 28,	Year Ended December 31
	2006	2005	2004	2004	2003	2002
	(millions)
Sales	$1,155.9	$1,294.4	$200.1	$1,159.9	$1,115.7	$1,004.2

EBITDA (a) (b)	64.9	142.4	18.9	226.5	77.7	37.1

(a)                                  The period of January 1 through October 28, 2004, included a $46.5 million pretax gain for the sale of our predecessor’s 47% interest in Voyageur Panel.

(b)                                 For more information about our use of EBITDA, see “Non-GAAP Financial Measures” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Facilities

We currently operate an integrated network of three EWP facilities and ten plywood and veneer plants, eight of which manufacture inputs used in our EWP facilities. We also operate five sawmills and one particleboard plant. The following table lists annual capacities of our Wood Products facilities as of December 31, 2006, and production for the year then ended (excluding our Independence, Oregon, veneer plant, which was closed in January 2007):

	Number of Mills	Capacity (a)	Production
		(millions)
Engineered wood products (EWP) (b)	3
Laminated veneer lumber (LVL) (cubic feet)		27.5	18.7
I-joists (equivalent lineal feet)			202
Plywood and veneer (sq. ft.) (3/8” basis) (c)	9	1,600	1,546
Lumber (board feet)	5	270	244
Particleboard (sq. ft.) (3/4” basis)	1	170	158
Brazilian veneer (sq. ft.) (3/8” basis) (d)	1	170	153

(a)                                  Capacity is production assuming normal operating shift configurations. Accordingly, production can exceed capacity under some operating conditions.

(b)                                 A portion of LVL production is used to manufacture I-joists at two EWP plants. Capacity is based on LVL production only. In 2006, we increased capacity by 2.5 million cubic feet, a 10% increase, compared with 2005.

(c)                                  Production and capacity applicable to plywood only. Approximately 22% of the plywood we produced in 2006 was utilized internally to produce EWP.

(d)                                 Most of the veneer is used for production of LVL at our plant in Alexandria, Louisiana. The remainder is processed into plywood in Brazil or sold in the open market.

Raw Materials and Input Costs

Our domestic plywood and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. We use ponderosa pine, spruce, and white fir logs to manufacture various grades of lumber. Our EWP facilities in Louisiana and Oregon use veneers and parallel-laminated veneer panels produced by our facilities and purchased from third parties, together with OSB purchased from third parties, to manufacture LVL and I-joists. Our manufacturing facilities are located in close proximity to active wood markets. We have long-term market-based contracts for a significant portion of our fiber needs. Other important materials used to manufacture and prepare our wood products for sale include resins, adhesives, plastic strapping, and lumber wrap, which we purchase both on the open market and through long-term contracts.

During 2006, energy, primarily electricity, natural gas, and fuel oil, accounted for approximately 4% of the sum of our materials, labor, and other operating expenses, including fiber costs, in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts, most of which are with local providers in regions in which our facilities are located. Our gas contracts have pricing mechanisms based primarily on current market prices, and our electricity contracts have pricing mechanisms based primarily on published tariffs. In addition, we also use derivative instruments such as natural gas swaps, options, or a combination of these instruments to mitigate price risk. For more information about our derivative instruments, see “Disclosures of Financial Market Risks” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

The following table lists sales volumes for our Wood Products facilities for the periods indicated:

	Boise			Predecessor
			October 29 (inception) through	January 1 through
	Year Ended December 31		December 31,	October 28,	Year Ended December 31
	2006	2005	2004	2004	2003	2002
	(millions)
Laminated veneer lumber (LVL) (cubic feet)	12.1	12.3	1.8	10.1	9.8	7.8
I-joists (equivalent lineal feet)	219	243	31	192	200	166
Plywood (sq. ft.) (3/8” basis)	1,268	1,328	243	1,228	1,655	1,603
Lumber (board feet)	277	327	60	303	364	395
Particleboard (sq. ft.) (3/4” basis)	157	165	22	134	153	189

Customers

Our Building Materials Distribution segment is our Wood Products segment’s largest customer, representing approximately 38% of its overall sales, including approximately 60% of its EWP sales, in 2006. Our third-party customers in this segment include wholesalers, major retailers, and industrial converters in both domestic and export markets.

Business Plan

We plan to further expand our market position in EWP. We believe EWP will continue to gain market share from traditional building products and that margins for EWP, over time, will continue to exceed those for most commodity wood-based building products. We are focused on leveraging our competitive cost structure, comprehensive customer service offering, design support capabilities, and efficient distribution network to continue to gain market share among homebuilders, building products retailers, and other distributors. To that end, we have increased LVL capacity 7.5 million cubic feet, which represents a 38% increase since 2004. This capacity provides a platform to further expand our presence in EWP.

Paper

Products

We manufacture and sell uncoated free sheet (including cut-size office papers, commercial printing paper, envelope papers, and a wide range of value-added papers), market pulp, and containerboard (corrugating medium). Many of our paper products are commodity products, while others have specialized features that make these products value-added. Our value-added grades include high-bright and colored cut-size office papers and custom-developed specialty papers for such uses as label and release. We sell to customers both directly from our mills and through distribution centers. In 2006, we were the fourth-largest manufacturer of uncoated free sheet in North America, with annual uncoated free sheet production capacity of approximately 1.5 million short tons (a short ton is equal to 2,000 pounds) and market share of approximately 11% in 2006. During 2006, uncoated free sheet accounted for approximately 88% of segment sales.

The following table sets forth segment sales and EBITDA for the periods indicated:

	Boise			Predecessor
			October 29 (inception) through	January 1 through
	Year Ended December 31		December 31,	October 28,	Year Ended December 31
	2006	2005	2004	2004	2003	2002
	(millions)
Sales	$1,494.7	$1,417.8	$230.1	$1,140.4	$1,257.1	$1,285.1

EBITDA (a)	125.4	112.6	27.3	83.1	112.6	174.5

(a)                                  For more information about our use of EBITDA, see “Non-GAAP Financial Measures” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Our commodity-grade paper products are produced primarily on our larger paper machines in long, high-volume production runs that achieve economies of scale. On our smaller paper machines, our cost-competitively manufactured value-added grades are displacing the production of commodity grades. Value-added grades tend to require shorter production runs, generate higher and more stable prices, and have higher margins over time. Sales volumes of value-added grades increased 14%, from 436,000 tons in 2005 to 498,000 tons in 2006. This increased focus on value-added grades is an important component of our strategy. In support of this strategy, we are spending approximately $70 million to modify our uncoated free sheet paper machine at our Wallula, Washington, mill, which currently produces a variety of commodity paper grades, to enable it to produce pressure sensitive papers as well as commodity grades. As of December 31, 2006, spending on this project totaled $34 million. We expect to spend the remaining amount in 2007.

We generally sell market pulp in quantities approximately equal to the market pulp we purchase; therefore, any market price and cost changes generally tend to offset one another. We also benefit from long-term pulp supply contracts at our mills that buy market pulp. We produce corrugating medium for use in our Packaging & Newsprint segment.

Facilities

We manufacture our uncoated free sheet paper at four mills in the United States. These mills had an annual capacity of 1.5 million short tons of uncoated free sheet as of December 31, 2006. Our uncoated free sheet paper mills are supported by converting machines that, on a net basis, can produce approximately 1 million short tons of cut- and folio-size sheets annually. This includes approximately 0.2 million tons of capacity from our Salem, Oregon, converting operations, which we plan to close by the end of third quarter 2007.

The following table sets forth the annual capacities of manufacturing locations in our Paper segment as of December 31, 2006, and production for the year then ended:

	Number of Machines	Capacity (a)	Production
		(short tons)
PULP AND PAPER MILLS
Jackson, Alabama
Uncoated free sheet	2	495,000	498,000
International Falls, Minnesota
Uncoated free sheet	4	548,000	524,000
St. Helens, Oregon
Uncoated free sheet	3	268,000	261,000
Market pulp	—	94,000	69,000
Wallula, Washington
Uncoated free sheet	1	236,000	237,000
Market pulp	1	130,000	118,000
Containerboard (medium)	1	134,000	132,000
	12	1,905,000	1,839,000

ANNUAL CAPACITY BY PRODUCT
Uncoated free sheet		1,547,000
Containerboard (medium)		134,000
Market pulp		224,000
		1,905,000

(a)                                  Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance. Accordingly, production can exceed capacity under some operating conditions.

Raw Materials and Input Costs

Wood fiber is our principal raw material in this segment. The primary sources of wood fiber are timber and its byproducts, such as wood chips, wood shavings, and sawdust. Most of our manufacturing facilities are located in close proximity to active wood markets. We have long-term market-based contracts for a portion of our fiber needs. We obtain some of our wood residuals from our sawmills and wood products facilities in the Pacific Northwest and, to a lesser extent, in the South, and the remainder are purchased from outside sources. We also obtain fiber for our pulp mills in the Pacific Northwest from our cottonwood fiber farm near Wallula, Washington.

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

Our Paper segment consumes substantial amounts of energy, such as electricity, natural gas, and fuel oil. During 2006, energy costs accounted for approximately 15% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts, most of which are between a specific plant and a specific local provider. Under most of these contracts, the providers are bound to provide us with all of our needs for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we also use derivative instruments such as natural gas swaps, options, or a combination of these instruments to mitigate price risk. For more information about our derivative instruments, see “Disclosures of Financial Market Risks” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Sales, Marketing, and Distribution

Our uncoated free sheet is sold primarily by our own sales personnel. We sell to customers both directly from our mills and through distribution centers. This allows us to respond quickly to customer demands. In 2006, we processed a majority of our uncoated free sheet orders electronically, either over the Internet or using Electronic Data Interchange, a computer-to-computer purchase ordering and tracking system.

The following table sets forth sales volumes of paper and paper products for the periods indicated:

	Boise			Predecessor
			October 29 (inception) through	January 1 through
	Year Ended December 31		December 31,	October 28,	Year Ended December 31
	2006	2005	2004	2004	2003	2002
	(millions)
Uncoated free sheet	1,497	1,516	246	1,249	1,396	1,425
Containerboard (medium)	132	128	23	110	126	123
Market pulp and other	112	142	27	138	146	179
	1,741	1,786	296	1,497	1,668	1,727

Customers

Our largest customer in this segment is OfficeMax. In 2006, sales to OfficeMax accounted for $575.4 million of paper segment sales, including 45% of our uncoated free sheet sales volume and 80% of our office papers sales volume. In October 2004, OfficeMax agreed to purchase from us its full North American requirements for cut-size office paper, to the extent we choose to supply such paper to them, through December 2012. The price for paper sold under this supply agreement approximates market prices. OfficeMax’s purchase obligations under the agreement will phase out over a four-year period beginning one year after the delivery of notice of termination, but not prior to December 31, 2012. This supply agreement provides us with access to one of North America’s largest office products sales and distribution networks, giving us a competitive advantage from the perspective of market access and customer supply-chain management.

In addition to OfficeMax, we have approximately 800 uncoated free sheet paper customers, none of which individually represents a material portion of our sales. Our customers include paper merchants, commercial and financial printers, paper converters such as envelope and form manufacturers, and customers who use our paper for specialty applications such as label and release products. The majority of these customers purchase products through individual purchase orders. In addition to our paper supply agreement with OfficeMax, we have long-term relationships with other customers, although no single relationship, other than the one with OfficeMax, is material to our business.

Business Plan

We plan to work closely with our customers to develop and manufacture innovative value-added papers and service programs that respond to their changing needs and technical requirements. On our smaller machines, we will continue to displace the production of commodity grades with higher-margin value-added grades, which we believe we can produce at competitive costs. By leveraging our existing customer relationships, design capabilities, competitive cost position, and efficient logistics network, we seek to become a leading North American supplier of value-added papers. In support of this strategy, we are spending approximately $70 million to modify our uncoated free sheet paper machine at our Wallula, Washington, mill, which currently produces a variety of commodity paper grades, to enable it to produce pressure sensitive papers as well as commodity grades.

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

Packaging & Newsprint

Products

We manufacture and sell containerboard (linerboard) and corrugated containers and sheets, as well as newsprint. The following table sets forth segment sales and EBITDA for the periods indicated:

	Boise			Predecessor
			October 29 (inception) through	January 1 through
	Year Ended December 31		December 31,	October 28,	Year Ended December 31
	2006	2005	2004	2004	2003	2002
	(millions)
Sales	$766.5	$731.6	$128.9	$565.6	$638.1	$633.4

EBITDA (a)	96.1	61.0	13.3	33.5	25.4	18.4

(a)                                  For more information about our use of EBITDA, see “Non-GAAP Financial Measures” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Containerboard is used in the production of corrugated containers and sheets. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Corrugated sheets are primarily sold to converters who finish the sheets into corrugated container products. During 2006, we produced approximately 554,000 short tons of linerboard and our Paper segment produced approximately 132,000 tons of corrugating medium. Our corrugated container and sheet plants consumed approximately 505,000 tons of containerboard or the equivalent of 74% of our containerboard production.

We manufactured approximately 415,000 tons of newsprint during 2006, primarily for use in printing daily newspapers and other publications in North America.

Facilities

We manufacture containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. This mill is one of the largest paper mills in North America, with an approximate annual production capacity of 1 million short tons as of December 31, 2006. We also manufacture corrugated containers and sheets at five plants in the Northwest and one sheet feeder plant in Texas, with an aggregate annual capacity of approximately 9.3 billion square feet, based on operating the plants five days a week, 24 hours a day.

The following table sets forth annual capacities of our containerboard (linerboard) and newsprint mill in DeRidder, Louisiana, as of December 31, 2006, and production for the year then ended:

	Number of Machines	Capacity (a)	Production
		(short tons)
PULP AND PAPER MILL
DeRidder, Louisiana
Containerboard (linerboard)	1	559,000	554,000
Newsprint	2	426,000	415,000
	3	985,000	969,000

(a)                                  Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance.

Raw Materials and Input Costs

Wood fiber is the principal raw material in this segment. The primary sources of wood fiber are timber and its byproducts, such as wood chips, wood shavings, and sawdust. Our DeRidder manufacturing facility is located in close proximity to active wood markets. We have long-term market-based contracts for a significant portion of our fiber needs. We obtain some of our wood residuals from our wood products plants in the South, and the remainder are purchased from outside sources.

We generally purchase raw materials through contracts or open-market purchases. Our contracts are generally with suppliers located in close proximity to the specific facility they supply, and they generally contain price adjustment mechanisms to account for market price and expense volatility.

Our Packaging & Newsprint segment consumes substantial amounts of energy, such as electricity and natural gas. During 2006, energy costs accounted for approximately 15% of the sum of materials, labor, and other operating expenses, including fiber costs, in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts. Under most of these contracts, the providers are bound to supply us with all of our needs for a particular type of energy at a specific facility. Our gas contracts have pricing mechanisms based primarily on current market prices, and our electricity contracts have pricing mechanisms based primarily on published tariffs. We also use derivative instruments such as natural gas swaps, options, or a combination of these instruments to mitigate price risk. For more information about our derivative instruments, see “Disclosures of Financial Market Risks” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Sales, Marketing, and Distribution

Our containerboard (linerboard) and corrugated containerboard and corrugated products are sold by brokers or our own sales personnel. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement, whereby Abitibi purchases all of the newsprint we produce at a price equal to the price Abitibi’s mills in the southern United States receive from customers, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party review. Abitibi is one of the world’s largest producers and marketers of newsprint. It sells our newsprint primarily in regional markets near our DeRidder, Louisiana, manufacturing facility. Our contract with Abitibi expires in 2008. The agreement automatically renews for one additional five-year term unless either party terminates the agreement at the end of the initial term or at any time during the renewal term on one year’s prior written notice.

The following table sets forth sales volumes of containerboard (linerboard), newsprint, and corrugated containers and sheets for the periods indicated:

	Boise			Predecessor
			October 29 (inception) through	January 1 through
	Year Ended December 31		December 31,	October 28,	Year Ended December 31
	2006	2005	2004	2004	2003	2002
	(thousands of short tons)
Containerboard (linerboard) (a)	266	452	81	382	451	479
Newsprint	411	408	81	349	416	406
	(millions of square feet)
Corrugated containers and sheets	6,599	4,770	787	3,876	4,591	4,463

(a)                                  Includes the impact of adopting Emerging Issues Task Force (EITF) 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty, effective January 1, 2006, which required us to report our inventory buy/sell transactions on a net basis. In accordance with the provisions of EITF 04-13, prior-period financial information has not been reclassified to conform with the current period’s presentation. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K for more information.

Customers

During 2006, we sold approximately 48% of our linerboard in the open market, of which approximately 24% was sold domestically. We sell our corrugated containers to over 1,000 active customers, including large agricultural producers and food and beverage processors. We sell corrugated sheets to over 200 converters who use the sheets to manufacture corrugated containers for a variety of customers. We sell all of our newsprint to Abitibi, which sells to newspaper publishers located near our mill.

Business Plan

We operate our Packaging & Newsprint business segment to optimize cash flow through integration between our containerboard and converting operations and operational improvements in our facilities to lower costs and improve efficiency. The acquisition of Central Texas Corrugated (CTC) in February 2006 is a significant step in increasing our integration. We are a relatively small producer of newsprint, which is sold through Abitibi-Consolidated, one of the largest manufacturers of newsprint in the world.

Competition

The markets in each of our business segments are large and highly competitive. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in each of our operating segments. Those factors include price, service, quality, product selection, and convenience of location.

Some of our competitors in each of our segments are larger than we are and have greater financial resources. These resources afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can.

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

Wood Products.  Our markets in this segment are large and highly competitive. There are several major producers of most of our products, including EWP and plywood, as well as numerous local and regional manufacturers. We have leading market positions in the manufacture of EWP, plywood, and ponderosa pine lumber. We hold much smaller competitive positions with respect to our other building products. Our products in this segment compete primarily on the basis of price, quality, and particularly with respect to EWP, levels of customer service. We believe our cost-competitive production facilities and our customer service are our principal competitive advantages in this segment. Most of our competitors are located in the United States and Canada, although competition from manufacturers in other countries has increased in recent years. Many of these foreign competitors have lower operating costs than we do. We compete not only with manufacturers and distributors of similar building products but also with products made from alternative materials, such as steel and plastic. Some of our competitors, though, also enjoy strong reputations for product quality and customer service, and these competitors may have strong relationships with certain distributors, making it difficult for our products to gain additional market share. Some of our competitors in this segment are more vertically integrated than we are and/or have access to internal sources of wood fiber, which may allow them to subsidize their base manufacturing business in periods of rising fiber prices.

Paper.  The markets in which our Paper segment competes are large and highly competitive. Commodity grades of uncoated free sheet are globally traded, with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. All of our paper manufacturing facilities are located in the United States, and although we compete largely in the domestic market, we do face competition from foreign producers, some of which have lower operating costs than we do. The level of this competition varies, depending on domestic and foreign demand and foreign currency exchange rates. In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades.

About five major manufacturers compete in the North American uncoated free sheet market, making up approximately 75% of capacity. In 2006, we were the fourth-largest producer of uncoated free sheet in North America. Some of our competitors in this segment are more vertically integrated than we are and/or have access to internal sources of wood fiber, which may allow them to subsidize their base manufacturing business in periods of rising fiber prices. Although price is the primary basis for competition in most of our paper grades, quality and service are important competitive determinants, especially in value-added grades. Our paper products also compete with other paper grades, electronic transmission, and document storage alternatives. As the use of these alternatives continues to grow, we may see variances in the overall demand for paper products or shifts from one type of paper to another.

During 2006, two of our major competitors in the uncoated free sheet paper business, Domtar and Weyerhaeuser, announced their intent to combine their uncoated free sheet paper businesses. This combination, if it is ultimately realized, would result in a larger and potentially much stronger competitor than the two companies operating their paper businesses independently. It is uncertain whether the combination will be realized and what the effects will be on our business.

Packaging & Newsprint.  Containerboard (linerboard) and newsprint are globally traded commodities with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. The intensity of competition in these industries fluctuates based on demand levels and prevailing foreign currency exchange rates. Our corrugated container operations in the Northwest have a leading regional market position and compete with several national and regional manufacturers. Our plant in Waco, Texas, known as CTC, produces corrugated sheets that are sold to sheet plants in the regions, where they are converted into corrugated containers for a variety of customers. Some of our competitors have lower operating costs than we do and/or enjoy greater integration between their containerboard production and corrugated container production.

In January of 2007, Abitibi-Consolidated, who sells the newsprint we produce at our DeRidder mill under a long-term contract, announced their intent to merge with Bowater, another major newsprint producer. It is uncertain whether the merger will be realized and what the effects will be on our business.

Environmental Issues

Our discussion of environmental issues is presented under the caption “Environmental” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3.  Legal Proceedings” of this Form 10-K.

Capital Investment

Information concerning our capital expenditures is presented under the caption “Investment Activities” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Seasonality

Our building products businesses are dependent on housing starts, repair-and-remodel activity, and light commercial and industrial conversion activities. Declines in building activity that may occur during winter affect our building products businesses. To a lesser degree, our paper businesses also experience some seasonality in their businesses, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated container plants is influenced by agricultural demand in the Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities.

Working Capital

We have no unusual working capital practices. We believe our management practices with respect to working capital conform to common business practices in the United States.

Acquisitions and Divestitures

We may engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. For more information about our acquisitions and divestitures, see “Effects of the Forest Products Acquisition,” “Acquisitions,” and “Divestitures” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Employees

As of December 31, 2006, we had 10,191 employees. Approximately 5,000, or 49%, of these employees work pursuant to collective bargaining agreements. Our Jackson, Alabama, paper mill contract that covers approximately 370 workers expired in August 2006 and our contract at our St. Jacques, New Brunswick, Canada, I-joist plant that covers approximately 150 workers expired December 31, 2006. The contracts remain in place pending further negotiations. We are currently in negotiations for a new contract at our plywood and veneer facility in Brazil. The agreements at our International Falls, Minnesota, paper mill and our Nampa, Idaho, container plant both expire in second quarter 2007 and the agreement at our Wallula, Washington, container plant will expire in fourth quarter 2007. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Identification of Executive Officers

Information with respect to our executive officers is set forth in “Item 10.  Directors, Executive Officers, and Corporate Governance” of this Form 10-K.

ITEM 1A.          RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the description of our business in “Item 1.  Business” and the Recent Trends and Operational Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward-looking statement.

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

Industry supply of commodity papers and wood products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. While the weakness of the U.S. dollar has mitigated the levels of imports in recent years, a strengthening of the U.S. dollar is likely to increase imports of commodity papers and wood products from overseas, putting downward pressure on prices. Most North American manufacturers of uncoated free sheet paper grades have increased the brightness level of their products. This higher brightness level conforms to the brightness level of papers sold in most other major markets in the world. This could make our products more vulnerable to imported products.

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

Further increases in the cost of our purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing our margins.  Energy is one of our most significant raw materials, accounting for approximately 4%, 15%, and 15% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments, respectively, in 2006. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We have some flexibility to switch between fuel sources; however, we have significant exposure to natural gas and fuel oil price increases. Increased demand (which could be driven by cold weather) or further supply constraints could drive prices higher. The rates we are charged are impacted by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and regulatory situation.

Other raw materials we use include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins, and adhesives. Purchases of chemicals accounted for approximately 6%, 14%, and 5% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments, respectively, in 2006. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond our control.

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

Some of our paper and wood products are vulnerable to long-term declines in demand due to competing technologies or materials.  Our uncoated free sheet and newsprint compete with electronic transmission and document storage alternatives, as well as with paper grades we do not produce. As the use of these alternatives grow, demand for paper products may shift from one grade of paper to another or be eliminated altogether. For example, demand for newsprint has declined and may continue to decline as newspapers are replaced with electronic media, and demand for our uncoated free sheet for use in preprinted forms has declined and may continue to decline as the use of desktop publishing and on-demand printing continues to displace traditional forms. Demand for our containerboard may decline as corrugated paper packaging is replaced with reusable plastic alternatives, particularly with respect to uses for perishable food products. Demand for plywood may also decline as customers continue to shift to oriented strand board, a product we do not manufacture. Any substantial shift in demand from our products to competing technologies or materials could result in a material decrease in sales of our products.

Our manufacturing businesses may have difficulty obtaining logs and fiber at favorable prices or at all.  Wood fiber is our principal raw material, accounting for approximately 40%, 28%, and 14% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments, respectively, in 2006. Wood fiber is a commodity, and prices have historically been cyclical. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of logs and fiber available for commercial harvest in the United States. These reductions have caused the closure of plywood and lumber operations in some of the geographic areas in which we operate. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health, and the response to and prevention of catastrophic wildfires could also affect log and fiber supply. Availability of harvested logs and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and our cost of wood fiber may increase in particular regions due to market shifts in those regions. In addition, our ability to obtain wood fiber from Brazil may be impacted by legal and political conditions in that country as well as transportation difficulties. Any sustained increase in wood fiber prices would increase our operating costs, and we may be unable to increase prices for our products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively impact our net income.  Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

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

•            Terrorism or threats of terrorism;

•            Labor difficulties; or

•            Other operational problems.

Future events may cause shutdowns, which may result in downtime and/or may cause damage to our facilities. Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to meet our production capacity targets and satisfy customer requirements would be impaired, resulting in lower sales and net income.

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements.  Our manufacturing businesses are capital-intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency, and comply with environmental laws. During 2006, our total capital expenditures, excluding acquisitions, were approximately $154 million, including approximately $47 million for maintenance capital (replacements) and approximately $9 million for environmental expenditures. We expect to spend approximately $185 million, excluding acquisitions, on capital expenditures during 2007, including approximately $77 million for maintenance capital (replacements) and approximately $10 million for environmental expenditures. We anticipate our available cash resources and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for at least the next year. However, if we require additional funds, we may not be able to obtain them on favorable terms, or at all. In addition, our debt service obligations reduce our available cash flows. If we cannot maintain or upgrade our equipment as we require or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations or we may become unable to manufacture products that can compete effectively in one or more of our markets.

Our operations are affected by our relationship with OfficeMax.  Until October 2004, we operated as business units of OfficeMax and not as a stand-alone company. For the year ended December 31, 2006, sales to OfficeMax accounted for approximately 45% of our uncoated free sheet volume, including approximately 80% of our office paper volume. We anticipate that OfficeMax will continue to be our largest customer and that we will continue to depend on its distribution network for a substantial portion of our uncoated free sheet sales in the future. In connection with the Forest Products Acquisition, OfficeMax retained and indemnified us against certain liabilities related to our business. Furthermore, we and OfficeMax entered into an Additional Consideration Agreement, pursuant to which OfficeMax may be required to make substantial payments to us. Any significant deterioration in OfficeMax’s financial condition or our relationship with OfficeMax, or a significant change in OfficeMax’s business strategy, could result in OfficeMax ceasing to be our customer or failing to satisfy its contractual obligations to us, which in turn could reduce our sales and subject us to additional material liabilities.

In addition, we may be required to make substantial payments to OfficeMax in connection with agreements we entered into related to the Forest Products Acquisition. We currently indemnify OfficeMax for breaches of representations, warranties, and covenants made in the Asset Purchase Agreement, as well as for all liabilities we assumed in connection with the Forest Products Acquisition. Our indemnification obligations with respect to breaches of representations and warranties are, with certain exceptions, subject to a deductible of $20.7 million, and our indemnification obligations are capped at $248.9 million in the aggregate. The Additional Consideration Agreement also requires us to pay OfficeMax, to the extent that the average market price for a benchmark grade of cut-size office paper manufactured within our Paper segment exceeds a specified amount, up to an aggregate cap of $125 million. If we are required to make substantial payments to OfficeMax in respect of our indemnification obligations, the resulting outflows of cash would adversely affect our operating results and financial condition. In addition, if we are required to make substantial payments to OfficeMax under the Additional Consideration Agreement, our financial condition would be adversely affected.

We are subject to significant environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.  We are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Our capital expenditures for environmental compliance were approximately $9 million, $17 million, and $8 million in 2006, 2005, and 2004, respectively, and we expect to incur approximately $10 million in 2007. We expect to continue to incur significant capital and operating expenditures in order to maintain compliance with applicable environmental laws and regulations. If we fail to comply with applicable environmental laws and regulations, we may face civil or criminal fines, penalties, or enforcement actions, including orders limiting our operations or requiring corrective measures, installation of pollution control equipment, or other remedial actions.

As owners and operators of real estate, we may be liable under environmental laws for cleanup and other damages, including tort liability, resulting from releases of hazardous substances on or from our properties. We may have liability under these laws whether or not we knew of, or were responsible for, the presence of these substances on our property, and in some cases, our liability may not be limited to the value of the property. OfficeMax retains responsibility for environmental liabilities that occurred with respect to businesses, facilities, and other assets not purchased by us in the Forest Products Acquisition. In addition, OfficeMax generally indemnifies us for hazardous substance releases and other environmental violations that occurred prior to the Forest Products Acquisition or arose out of pre-Forest Products Acquisition operations at the businesses, facilities, and other assets purchased by us. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax. Furthermore, we are not entitled to indemnification for liabilities incurred due to releases and violations of environmental laws occurring after the Forest Products Acquisition. Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

Labor disruptions or increased labor costs could adversely affect our business.  We could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise, any of which could prevent us from meeting customer demand, reducing our sales and profitability. As of December 31, 2006, we had 10,191 employees. Approximately 5,000, or 49%, of these employees work pursuant to collective bargaining agreements. Our Jackson, Alabama, paper mill contract that covers approximately 370 workers expired in August 2006 and our contract at our St. Jacques, New Brunswick, Canada, I-joist plant that covers approximately 150 workers expired December 31, 2006. The contracts remain in place pending further negotiations. We are currently in negotiations for a new contract at our plywood and veneer facility in Brazil. The agreements at our International Falls, Minnesota, paper mill and our Nampa, Idaho, container plant both expire in second quarter 2007 and the agreement at our Wallula, Washington, container plant will expire in fourth quarter 2007. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.  As of December 31, 2006, we had $1.2 billion of outstanding indebtedness, including $538.9 million of indebtedness under our senior secured credit facilities (excluding unused availability under our revolving credit facility and outstanding and undrawn letters of credit), $250.0 million of senior notes, $400.0 million of senior subordinated notes, $25.0 million of net borrowings outstanding under our accounts receivable securitization program, and $3.2 million in short-term borrowings. This level of indebtedness could have important consequences on our business, financial condition, and operating results, including the following:

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

Our business may not generate sufficient cash flow from operations, or future borrowings under our senior secured credit facilities or from other sources may not be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. A substantial portion of our indebtedness bears interest at floating rates, and accordingly, if interest rates rise, our debt service requirements will increase. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to affect such actions, if necessary, on commercially reasonable terms, or at all.

The terms of our senior secured credit agreement (Credit Agreement) and the indenture governing our notes restrict our ability to operate our business and to pursue our business strategies.  Our Credit Agreement and the indenture governing our notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Our Credit Agreement and the indenture governing our notes limit our ability, among other things, to:

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

Our Credit Agreement also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the Commission staff.

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

Following is a list of our facilities by segment as of January 31, 2007. In 2006, we sold our headquarters building in Boise, Idaho. In connection with the sale, we leased back approximately 65% of the building over a staggered lease term of ten to 12 years. Our corporate headquarters continues to be located in Boise, Idaho.

Building Materials Distribution

The following table summarizes our 29 Building Materials Distribution facilities:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned/Leased	32,027
Lathrop, California	Leased	162,000
Riverside, California	Leased	131,263
Denver, Colorado	Owned	203,212
Grand Junction, Colorado	Owned	82,000
Orlando, Florida	Owned	105,000
Tucker, Georgia	Leased	79,620
Boise, Idaho	Owned	62,297
Idaho Falls, Idaho	Owned	51,752
Rochelle, Illinois	Leased	86,000
Annapolis Junction, Maryland	Owned/Leased	14,000
Westfield, Massachusetts	Leased	112,400
Wayne, Michigan	Leased	40,500
Lakeville, Minnesota	Leased	72,000
Billings, Montana	Owned	77,024
Portsmouth, New Hampshire	Owned/Leased	39,400
Delanco, New Jersey	Owned/Subleased	15,000
Albuquerque, New Mexico	Owned	30,000
Greensboro, North Carolina	Leased	88,140
Marion, Ohio	Leased	60,250
Tulsa, Oklahoma	Owned	128,552
Memphis, Tennessee	Owned	38,926
Dallas, Texas	Owned	137,840
Sugarland, Texas	Leased	104,949
Salt Lake City, Utah	Owned	114,610
Spokane, Washington	Owned/Leased	43,060
Vancouver, Washington	Leased	50,600
Woodinville, Washington	Owned/Leased	32,200
Yakima, Washington	Owned/Leased	33,779

Wood Products

The following table summarizes our Wood Products facilities:

Facility Type	Number of Facilities	Locations
LVL/I-joist plants	3	Louisiana, Oregon, and Canada
Plywood and veneer plants	10	Louisiana (2), Oregon (6), Washington, and Brazil
Sawmills	5	Oregon (3) and Washington (2)
Particleboard plant	1	Oregon
Wood beam plant	1	Idaho

Paper

The following table summarizes our Paper facilities:

Facility Type	Number of Facilities	Locations
Pulp and paper mills	4	Alabama, Minnesota, Oregon, and Washington
Distribution centers	2	California and Illinois
Converting facility (a)	1	Oregon

(a)           We plan to close the Oregon converting facility by the end of third quarter 2007.

Packaging & Newsprint

The following table summarizes our Packaging & Newsprint facilities:

Facility Type	Number of Facilities	Locations
Pulp and paper mill	1	Louisiana
Corrugated container and sheet feeder plants	6	Idaho (2), Oregon, Texas, Utah, and Washington

ITEM 3.             LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5.                                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a limited liability company, and the equity in our company is neither listed nor publicly traded in any market. The equity units issued and outstanding on January 31, 2007, were as follows:

Series A Common Units	66,000,000
Series B Common Units	547,464,490
Series C Common Units	39,576,540

As of January 31, 2007, OfficeMax owned all of the Series A equity units. FPH and OfficeMax owned 438,464,490 and 109,000,000 Series B equity units, respectively. FPH holds all 39,576,540 Series C equity units.

The Series A equity units accrue dividends daily at a rate of 8% per annum on the holder’s capital contributions (net of any distributions previously received by such holder) plus any accumulated dividends. Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2006 and 2005, $7.2 million and $3.5 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Neither the Series B nor Series C equity units accrue dividends, but they do participate in distributions (liquidating and otherwise).

We do not have compensation plans that provide for the issuance of equity in our company. The Management Equity Agreement described elsewhere in this Annual Report on Form 10-K provides for the grant of equity units in FPH, our majority owner.

ITEM 6.                                      SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Consolidated Financial Statements” of this Form 10-K.

	Boise			Predecessor
			October 29 (inception) through	January through
	Year Ended December 31		December 31,	October 28,	Year Ended December 31
	2006 (a)	2005 (b)	2004 (c)	2004 (d)	2003 (e)	2002
	(millions)
Assets
Current assets	$1,083	$1,136	$1,112	$1,049	$699	$704
Property and equipment, net	1,503	1,549	1,510	2,191	2,252	2,299
Deferred financing costs	31	38	84	17	8	5
Note receivable from related party	—	—	158	—	—	—
Other	88	91	68	109	165	157
	$2,705	$2,814	$2,932	$3,366	$3,124	$3,165

Liabilities and Capital
Current liabilities	$504	$546	$438	$701	$495	$534
Long-term debt, less current portion	1,214	1,366	1,967	1,109	1,222	1,160
Note payable to related party, net	—	271	—	—	—	—
Other	148	153	157	691	678	667
Redeemable equity units	24	13	10	—	—	—
Capital	815	465	360	865	729	804
	$2,705	$2,814	$2,932	$3,366	$3,124	$3,165

Net sales	$5,780	$5,907	$873	$4,862	$4,654	$4,276

Income (loss) before cumulative effect of accounting change	$72	$121	$25	$69	$(43)	$(61)
Cumulative effect of accounting change, net of income tax	—	—	—	—	(4)	—
Net income (loss)	$72	$121	$25	$69	$(47)	$(61)
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (f)	$339	$401	$65	$382	$238	$221

(a)                                  Included a $3.7 million gain for changes in our retiree healthcare programs.

(b)                                 Included a net $9.9 million gain for the change in the fair value of interest rate swaps related to our amended and restated senior credit facilities.

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

(d)                                 Included a $46.5 million pretax gain for the sale of our predecessor’s 47% interest in Voyageur Panel (see Note 10, Investment in Equity Affiliate of the Notes to the Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K).

Included $7.1 million of costs incurred in connection with the February 2004 sale of our predecessor’s plywood and lumber operations in Yakima, Washington.

Included $12.7 million of expense, primarily for a one-time retention bonus OfficeMax granted to our employees.

Included $14.6 million of noncash restricted stock expenses.

(e)                                  Included a net $7.2 million one-time tax benefit related to a favorable tax ruling, net of changes in other tax items.

Included a $14.7 million pretax charge for the write-down of impaired assets at our predecessor’s plywood and lumber operations in Yakima, Washington, in December 2003.

(f)                                    The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Boise			Predecessor
			October 29 (inception) through	January 1 through
	Year Ended December 31		December 31,	October 28,	Year Ended December 31
	2006	2005	2004	2004	2003	2002
	(millions)
Net income (loss)	$72	$121	$25	$69	$(47)	$(61)
Change in fair value of interest rate swaps	—	(10)	—	—	—	—
Interest expense	112	166	22	72	93	94
Interest income	(4)	(3)	(2)	—	(1)	(1)
Income tax provision (benefit)	4	(2)	—	47	(37)	(45)
Depreciation, amortization, and depletion	155	129	20	194	230	234
EBITDA	$339	$401	$65	$382	$238	$221

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

ITEM 7.                                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a general overview of the inception of our operations, which is discussed in “Acquisition of Assets From OfficeMax” and “Effects of the Forest Products Acquisition.” This overview is followed by a discussion of the Boise Land & Timber Holdings Corp. (Timber Holdings) merger with and into us. Next, we discuss our operating segments and “Factors That Affect Our Operating Results” to give the reader an overview of the goals and challenges of our business and the direction in which our business and products are moving. We then review our “Results of Operations” for 2006 compared with 2005, 2005 compared with 2004, and the two months ended December 31, 2004, concluding with our “Recent Trends and Operational Outlook” and “Industry Mergers and Acquisitions” sections, in which we discuss recent industry activity and our outlook for 2007. Following the analysis of our results, we discuss our “Acquisitions” and “Divestitures.” We then provide an analysis of changes in our balance sheet and cash flows and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources,” “Contractual Obligations,” “Off-Balance-Sheet Activities,” “Guarantees,” “Disclosures of Financial Market Risks,” and “Financial Instruments.” These sections are followed by a discussion of the “Critical Accounting Estimates” we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We conclude with a discussion of our “Non-GAAP Financial Measures.”

This MD&A includes statements regarding our expectations with respect to our performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A.  Risk Factors” of this Form 10-K. Our actual results may differ materially from those contained in or implied by any of these forward-looking statements.

Acquisition of Assets From OfficeMax

Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the names “Boise” and “Boise Cascade” as part of the Forest Products Acquisition. We acquired OfficeMax’s forest products and paper assets, other than its timberland operations, for an aggregate purchase price of $2.2 billion, including approximately $140 million of related fees and expenses. Concurrently with the Forest Products Acquisition, Timber Holdings, an entity that was majority-owned by our majority owner, Forest Products Holdings, L.L.C. (FPH), acquired from OfficeMax its timberland operations. In 2005, Timber Holdings sold its timberlands, and in November 2006, Timber Holdings merged with and into us. For more information related to the merger, see “Merger With Boise Land & Timber Holdings Corp.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Compared with the predecessor period presented, the allocation of the purchase price resulted in a decrease in depreciation expense related to our acquired assets because we allocated a lower fair value to the acquired assets. We also assigned new estimated useful lives, resulting in an average useful life of 11.5 years, compared with nine years for our predecessor. We wrote up the value of the inventory by $20.2 million, resulting in increased costs and expenses recognized by us upon the sale of the inventory during the period of October 29 (inception) through December 31, 2004.

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

At December 31, 2006, we had approximately $0.6 million of restructuring reserves related to severance costs recorded in “Accrued liabilities, Compensation and benefits.” The severance costs related to costs for approximately 350 terminated employees. The remaining reserve relates to severance payments that will be paid by the end of 2007. Of the $0.6 million remaining restructuring reserve, $0.5 million is recorded in our Paper segment, and $0.1 million is in Corporate and Other. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total
	(millions)
2004 restructuring reserve	$13.8	$0.5	$14.3
Charges against reserve	(1.0)	—	(1.0)
Restructuring reserve at December 31, 2004	12.8	0.5	13.3

Additions to restructuring reserve	6.9	0.2	7.1
Charges against reserve	(16.2)	(0.6)	(16.8)
Restructuring reserve at December 31, 2005	3.5	0.1	3.6

Charges against reserve	(2.9)	(0.1)	(3.0)
Restructuring reserve at December 31, 2006	$0.6	$—	$0.6

Material Ongoing Agreements With OfficeMax

In connection with the Forest Products Acquisition, we entered into the following agreements with OfficeMax:

Paper Supply Agreement.  Under this agreement, OfficeMax will purchase from us all of its North American requirements for cut-size office paper, to the extent we choose to supply such paper to them, through December 2012 at prices approximating market prices. The agreement renews automatically for additional one-year terms unless either party gives notice of termination. If the agreement terminates, OfficeMax will be required to ratably phase out its purchases of our paper over a four-year period beginning on January 1 following the last year of the agreement. The earliest the four-year phase out period could begin is January 1, 2013.

Additional Consideration Agreement.  As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Under the Additional Consideration Agreement, we could pay to OfficeMax, or OfficeMax could pay to us, a maximum aggregate amount of $125.0 million, in each case net of payments received. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. The purchase price recorded for the Forest Products Acquisition does not include the effect, if any, of contingent consideration. Any payments made or received pursuant to the Additional Consideration Agreement will be treated as adjustments to the purchase price and, therefore, will not be reported in our Consolidated Statement of Income but will be included in consolidated EBITDA for purposes of certain covenants under our debt agreements. For more information about the Additional Consideration Agreement, see “Item 13.  Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K.

Merger With Boise Land & Timber Holdings Corp.

At the time of the Forest Products Acquisition, Boise Land & Timber Holdings Corp. (Timber Holdings) acquired the timberlands of OfficeMax. At the time of the timberlands acquisition, our majority owner, FPH, held an 80.1% majority interest in Timber Holdings, and OfficeMax (through its subsidiary) held the remaining 19.9% interest. In 2005, Timber Holdings sold its timberlands. In connection with the sale, its subsidiary, Boise Land & Timber Corp. (Timber Corp.), made a $264.8 million loan to us. The amount of this related-party loan was subject to adjustment based on transactions between Timber Corp. and us. In November 2006, we repaid the $281.3 million balance of the loan from Timber Corp. Immediately thereafter, Timber Holdings merged with and into us, which effectively transferred the loan repayment proceeds to us. In the merger, Timber Holdings transferred all of its ownership in Timber Corp. to FPH and a subsidiary of OfficeMax.

As a result of the merger transaction, FPH and OfficeMax were deemed to have used the loan repayment proceeds to make an additional investment in the equity of our company. OfficeMax, the sole holder of our Series A equity units, used approximately $34.8 million to make an additional investment in our Series A equity units. FPH and OfficeMax used an aggregate of $245.6 million to make an additional investment in our Series B equity units. After the purchase, FPH and OfficeMax continued to hold 80.1% and 19.9%, respectively, of our Series B equity units and the number of equity units held remained the same.

In addition, as part of the note repayment and the merger transaction, we amended our senior secured credit agreement (Credit Agreement) so that Timber Corp. is no longer a party to and/or guarantor of the lending arrangements provided for in the Credit Agreement. The amendment had no effect on the amount owed under the Credit Agreement, terms of payment, interest rate, availability of additional credit, or other material terms of the Credit Agreement.

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

Wood Products.  Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used in new residential and light commercial construction and in residential repair and remodeling. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our own wholesale building materials distribution outlets. During 2006, approximately 43% of the wood products we manufactured, including approximately 60% of our EWP, were sold to our Building Materials Distribution segment.

Paper.  Our Paper segment manufactures and sells uncoated free sheet (including cut-size office papers, commercial printing paper, envelope papers, and a wide range of value-added papers), market pulp, and containerboard (corrugating medium). Many of our paper products are commodity products, while others have specialized features that make these products value-added. Our value-added grades include high-bright and colored cut-size office papers and custom-developed specialty papers for such uses as label and release. We sell to customers both directly from our mills and through distribution centers. In 2006, approximately 45% of our uncoated free sheet sales volume, including about 80% of our office papers sales volume, was sold to OfficeMax.

Packaging & Newsprint.  Our Packaging & Newsprint segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. We also operate five corrugated container plants in the Northwest and a sheet feeder plant in Waco, Texas, which we acquired in February 2006. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Our Waco plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the region, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by brokers or our own sales personnel. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party review.

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

Comparing 2006 with 2005, we increased sales of EWP from our Wood Products segment from approximately 44% of segment sales in 2005 to 47% of sales in 2006. The increase in EWP production capacity we implemented in 2005 allowed us to continue to grow this business during the first half of 2006; however, the recent slowdown in new residential construction will make it challenging to continue to grow our EWP sales in the short term. In our Paper segment, we increased sales of specialty and premium papers from approximately 29% of uncoated free sheet tons sold during 2005 to 33% of uncoated free sheet tons sold during 2006. The announced project to convert our Wallula, Washington, W-3 paper machine to enable it to produce pressure sensitive grades is a key step in providing us with the capacity to increase production of specialty and premium paper grades.

Demand

The overall level of demand for the products we make and distribute is affected by, among other things, construction activity, manufacturing activity, employment, and consumer spending. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While no single product line drives our overall financial performance, individual product lines are influenced by conditions in their respective industries. For example:

•             Demand for building materials, including wood products, depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are impacted by demographic trends, interest rate levels, weather, and general economic conditions. In recent years, demand for wood products has been high due to strong new housing starts, the increasing size of new homes, a robust repair-and-remodeling market, and a recovering light commercial construction market. However, during the second half of 2006, there has been a significant increase in the number of homes for sale relative to the monthly sales activity. This has led to a drop in new home construction activity, as evidenced by the U.S. Commerce Department statistics for housing starts in 2006 at approximately 1.8 million units relative to 2.07 million units in 2005. More dramatically, during the period from July through December of 2006, starts were down over 22% from the same period of 2005, resulting in significant price declines for many commodity products. For example, relative to 2005, our Wood Products segment sales prices for plywood declined 13% in 2006. In addition, noncommodity product volumes have been impacted. For example, the sales volume of I-joists by our Wood Products segment during the second half of 2006 was down 21% from the same period of 2005.

•             Historically, demand for uncoated free sheet correlated positively with general economic activity. However, demand for some communications paper grades such as cut-size paper, which we produce, has decreased as the use of electronic transmission and document storage alternatives has become more widespread and more efficient. At the same time, the proliferation of electronic bar code reader devices has helped drive growth in demand for label and release papers, which we also produce.

•             A large share of the demand for corrugated containers, and therefore containerboard, is driven by manufacturing, specifically the manufacture of nondurable goods. In addition, inventory stocking or liquidation of these goods has an impact, as do currency exchange rates that affect the cost-competitiveness of foreign manufacturers. Demand continues to be negatively impacted by the offshoring of durable and nondurable goods manufacturing, as those products are then packaged abroad rather than in North America. U.S. exports of containerboard have also been impacted by the large increase of containerboard capacity, especially in China and Europe, over the past three to four years.

•             Demand for newsprint depends upon prevailing levels of newspaper advertising and circulation. Demand for newsprint in North America declined approximately 14% between 2002 and 2006, according to RISI, due in part to the growth of online media as well as substitution with uncoated groundwood grades.

Supply

Industry supply of commodity wood products and paper is affected by the number of operational or idled facilities, the building of new capacity, and the shutting down of existing capacity. Capacity also tends to increase gradually over time without significant capital expenditures, as manufacturers improve production efficiencies. Generally, more capacity is added or employed when supply is tight and margins are relatively high, and capacity is idled or eliminated when supply significantly exceeds demand and margins are poor. Because of relatively lower capital investments, lower shutdown and start-up costs, and the ability in most facilities to reduce production economically by curtailing shifts, wood products manufacturing producers tend to react more quickly to oversupply situations by removing shifts or curtailing facilities than pulp and paper manufacturers. For example, during the third and fourth quarters of 2006, as structural panel prices fell dramatically, a number of our competitors reduced shifts or shut down facilities entirely in response to dramatically reduced margins. We also reduced some operations and announced the permanent closure of our veneer mill in Independence, Oregon.

While new capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill, a favorable pricing environment, may prompt manufacturers to initiate expansion projects. Currently, a number of OSB producers (a substitute for plywood, which we produce) are starting up or building new capacity. These projects were announced during the period of high residential construction activity that was witnessed in 2004, 2005, and early 2006. This increase in supply, coupled with dramatically lower demand as construction has slowed, has had a negative impact on the price of all structural panel products, including plywood. However, some major OSB producers have announced indefinite shutdowns of existing facilities in the face of declining prices. In addition, a number of OSB producers have announced the intention to produce a strand lumber product that would be intended to be a substitute for EWP in some applications.

While paper producers are typically slower to shut down capacity, in 2005, faced with declining demand, rising costs (especially energy costs), ongoing dissatisfaction with financial performance, and in some cases, a declining U.S. dollar, several North American paper producers announced mill closures that decreased or will decrease supply. From 2002 to 2006, North American uncoated free sheet, containerboard, and newsprint capacities declined 6%, 3%, and 19%, respectively, according to RISI.

Industry supply of commodity wood products and paper is also influenced by the level of imports and overseas production capacity, which has grown in recent years. While the weakness of the U.S. dollar has mitigated the level of imports in recent years, a strengthening in the U.S. dollar would potentially lead to increased imports of commodity wood products and paper from overseas, thereby offsetting domestic capacity rationalization and putting downward pressure on prices. Recent increases in U.S. paper prices have begun to attract some imports, as overseas prices have not risen as quickly.

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

Wood fiber.  Our primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Boise			Predecessor
			October 29 (inception) through	January 1 through
	Year Ended December 31		December 31,	October 28,
	2006	2005	2004	2004
Wood Products	40%	41%	38%	40%
Paper	28%	27%	28%	25%
Packaging & Newsprint	14%	14%	14%	13%

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

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual chip supply may be limited due to reduction in primary manufacturing at sawmills and plywood plants. In recent years, declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. During 2006, we temporarily reduced pulp production at our St. Helens, Oregon, pulp and paper mill due to the inability to source wood fiber on a cost-effective basis. This resulted in approximately 20,000 tons of lost pulp production at St. Helens. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Market prices for a variety of fiber sources, including logs and chips for our Northwest operations and logs for our Minnesota and Louisiana operations, were higher in the first half of 2006 than in the first half of 2005. While log costs came down in Minnesota and Louisiana during the second half of 2006, they are still high by historical standards. In the Pacific Northwest, residual chip costs continue to be high, and availability continues to be challenging. Because residual fiber in the Pacific Northwest comes predominately from sawmills and plywood plants, curtailments in these mills as a result of decreased demand for these products related to the housing slowdown will continue to impact the availability of chips for our Northwest pulp and paper operations.

Other raw materials and energy purchasing and pricing. We purchase other raw materials and energy used to manufacture our products in both the open market and through long-term contracts. These contracts are generally with regional suppliers who agree to supply all of our needs for a certain raw material or energy at one of our facilities. These contracts normally contain minimum purchase requirements and are for terms of various lengths. They also contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our costs will rise if prices for our raw materials or energy rise, and our margins are impacted by how much and how quickly we can pass such price increases through to our customers. Specifically, some of our key chemicals, including pulping and bleaching chemicals consumed in our Paper and Packaging & Newsprint mills and glues and resins consumed in our Wood Products operations, are heavily influenced by energy costs. A number of our major suppliers have obtained price increases tied to their increased energy costs. Our ability to pass through price increases depends on several factors, which vary by product line.

Energy. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. Energy costs represented the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Boise			Predecessor
			October 29 (inception) through	January 1 through
	Year Ended December 31		December 31,	October 28,
	2006	2005	2004	2004
Wood Products	4%	3%	4%	3%
Paper	15%	16%	17%	13%
Packaging & Newsprint	15%	14%	14%	12%

In 2006, we reduced consumption of purchased fossil fuel in our paper mills by approximately 5.6% per unit of production, compared with 2005. This reduction was achieved with a variety of consumption reduction and fuel-switching activities, including the use of more purchased biomass fuel to replace purchased fossil fuels. We have limited flexibility to switch between fuel sources in the short term; accordingly, we have significant exposure to natural gas and fuel oil price changes. To reduce our exposure to price increases, we have entered into a variety of contracts to limit our susceptibility to changes in energy costs. As of December 31, 2006, we have mitigated our exposure to higher energy prices by hedging a portion of our expected natural gas usage for the period of January 1, 2007, through February 2007. At December 31, 2006, the fair market value of our energy swaps was a negative $9.7 million, which we recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet. During 2006, our energy costs were approximately $20 million higher than they would have been had we not hedged our exposure to changing prices. In addition, we also entered into derivative instruments related to approximately 10% of our expected purchases from July 2007 through October 2007.

Chemicals. Important chemicals we use in the production of our products include precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins, and adhesives. Purchases of chemicals represented the following percentages of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments:

	Boise			Predecessor
			October 29 (inception) through	January 1 through
	Year Ended December 31		December 31,	October 28,
	2006	2005	2004	2004
Wood Products	6%	6%	5%	5%
Paper	14%	13%	13%	12%
Packaging & Newsprint	5%	4%	3%	3%

We have experienced higher chemical costs during 2006, compared with 2005, due in part to increases in energy and transportation costs sustained by our chemical suppliers that they have partially passed through to us.

Results of Operations

The following tables set forth the results of operations in dollars and as a percentage of sales for the years ended December 31, 2006 and 2005, the period of October 29 (inception) through December 31, 2004, and the predecessor period of January 1 through October 28, 2004.

	Boise			Predecessor
			October 29 (inception) through	January 1 through
	Year Ended December 31		December 31,	October 28,
	2006	2005	2004	2004
	(millions)
Sales
Trade	$5,204.0	$5,345.1	$780.0	$4,417.4
Related parties	575.9	562.3	92.7	444.6
	5,779.9	5,907.4	872.7	4,862.0

Costs and expenses
Materials, labor, and other operating expenses	5,063.1	5,155.1	733.5	4,122.1
Fiber costs from related parties	—	17.6	24.5	95.5
Depreciation, amortization, and depletion	155.3	128.8	20.0	193.8
Selling and distribution expenses	283.6	264.1	40.1	211.3
General and administrative expenses	88.4	74.7	10.6	79.3
Other (income) expense, net	6.1	(5.6)	—	25.3
	5,596.5	5,634.7	828.7	4,727.3
Income from operations	$183.4	$272.7	$44.0	$134.7

	(percentage of sales)
Sales
Trade	90.0%	90.5%	89.4%	90.9%
Related parties	10.0	9.5	10.6	9.1
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses and fiber costs from related parties	87.6%	87.5%	86.9%	86.8%
Depreciation, amortization, and depletion	2.7	2.2	2.3	4.0
Selling and distribution expenses	4.9	4.5	4.6	4.3
General and administrative expenses	1.5	1.3	1.2	1.6
Other (income) expense, net	0.1	(0.1)	—	0.5
	96.8%	95.4%	95.0%	97.2%
Income from operations	3.2%	4.6%	5.0%	2.8%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the years ended December 31, 2006 and 2005, the period of October 29 (inception) through December 31, 2004, and the predecessor period of January 1 through October 28, 2004.

	Boise			Predecessor
	Year Ended December 31		October 29 (inception) through December 31,	January 1 through October 28,
	2006	2005	2004	2004
	(millions)
Building Materials Distribution
Sales dollars	$2,950	$3,052	$402	$2,442

	(percentage of Building Materials Distribution sales)
Product Line Sales
Commodity	45%	52%	60%	55%
Engineered wood products	16	16	13	15
General line items	39	32	27	30

Sales Volumes	(millions)
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	12	12	2	10
I-joists (equivalent lineal feet)	219	243	31	192
Plywood (sq. ft.) (3/8” basis)	1,268	1,328	243	1,228
Lumber (board feet)	277	327	60	303
Particleboard (sq. ft.) (3/4” basis)	157	165	22	134

	(thousands of short tons, except corrugated containers and sheets)
Paper
Uncoated free sheet	1,497	1,516	246	1,249
Containerboard (medium)	132	128	23	110
Market pulp	112	142	27	138
	1,741	1,786	296	1,497

Packaging & Newsprint
Containerboard (linerboard) (a)	266	452	81	382
Newsprint	411	408	81	349
Corrugated containers and sheets (mmsf)	6,599	4,770	787	3,876

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,896	$1,941	$1,853	$1,640
I-joists (1,000 equivalent lineal feet)	1,110	1,095	1,032	978
Plywood (1,000 sq. ft.) (3/8” basis)	256	293	261	334
Lumber (1,000 board feet)	478	491	511	552
Particleboard (1,000 sq. ft.) (3/4” basis)	339	263	295	305

	(dollars per short ton, except corrugated containers and sheets)
Paper
Uncoated free sheet	$802	$742	$768	$718
Containerboard (medium)	392	330	452	388
Market pulp	440	396	394	400

Packaging & Newsprint
Containerboard (linerboard) (a)	$355	$349	$392	$354
Newsprint	533	491	445	434
Corrugated containers and sheets ($/msf)	50	50	49	47

(a)                                  Includes the impact of adopting EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty, effective January 1, 2006, which required us to report our inventory buy/sell transactions on a net basis. In accordance with the provisions of EITF 04-13, prior-period financial information has not been reclassified to conform with the current period’s presentation. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K for more information.

Operating Results

The consolidated financial statements present the financial results of Boise for the years ended December 31, 2006 and 2005, and for the period of October 29 (inception) through December 31, 2004, and the financial results of Boise Forest Products Operations for the period of January 1 through October 28, 2004. We refer to the period of October 29 (inception) through December 31, 2004, which represents the portion of 2004 following the closing of the Forest Products Acquisition, as the last two months of 2004 and the period of January 1 through October 28, 2004, as the first ten months of 2004. When we refer to our 2004 results, we are referring to the combined results of Boise for the period of October 29 (inception) through December 31, 2004, and Boise Forest Products Operations for the period of January 1 through October 28, 2004.

2006 Compared With 2005

Sales

Total sales decreased $127.5 million, or 2%, to $5.8 billion in 2006 from $5.9 billion in 2005. Relative to the year ended December 31, 2005, sales decreased in Building Materials Distribution and Wood Products and increased in Paper and Packaging & Newsprint. The decrease in sales in Building Materials Distribution and Wood Products was driven primarily by lower commodity prices during the year and lower sales volumes during the second half of 2006 as a result of the sharp falloff in housing starts. The increase in sales in Paper was driven primarily by higher prices, as firm demand and little or no increase in capacity led to tighter supply/demand dynamics, which allowed producers to raise prices. The increase in Packaging & Newsprint sales was driven primarily by the addition of Central Texas Corrugated (CTC) and higher prices, as relatively firm markets and little or no increase in capacity led to tighter supply/demand dynamics, which allowed producers to raise prices.

Building Materials Distribution.  Sales decreased $102.0 million, or 3%, to $2,950.3 million in 2006 from $3,052.3 million in 2005. Sales volumes in Building Materials Distribution increased 0.7% from the prior year. The increased sales volumes occurred in the first half of the year, while during the second half of the year, volumes were down, and third- and fourth-quarter sales volumes decreased 5.4% and 7.1%, compared with the same periods in 2005. In 2006, our sales prices were approximately 4% lower than in 2005, driven primarily by lower commodity prices.

Wood Products. Sales decreased $138.5 million, or 11%, to $1,155.9 million in 2006 from $1,294.4 million in 2005. Sales price and volume decreases both contributed to reduced sales for our Wood Products segment. The largest impact was from the decrease in the sales price of plywood, which decreased 13%, compared with the same period in 2005. Average prices for lumber and laminated veneer lumber (LVL) decreased 3% and 2%, respectively, compared with the same period in 2005. We believe that most of these decreases in price and volume are the result of the decline in demand brought about by the decrease in housing starts during the second half of the year. Plywood prices are also being impacted by an increase in the supply of oriented strand board (OSB), as competitors continue to bring new capacity on line and ramp up the production of these new facilities. These changes in demand and supply in panels are being offset, in part, by the shutdown or production curtailments in both plywood and OSB plants. In addition to reduced prices, sales were also negatively impacted by lower volumes. Our sales volumes for I-joists, lumber, and plywood were down 10%, 15%, and 5%, respectively. Sales volumes are down due to reduced overall market demand, which drove us to reduce production of these products by reducing the number of operating shifts.

Paper.  Sales increased $76.9 million, or 5%, to $1,494.7 million in 2006 from $1,417.8 million in 2005. The increase in sales was primarily due to the increase in the price of commodity uncoated free sheet papers, which was 10% higher, compared with the same period a year ago. In addition, prices for specialty and premium papers, corrugating medium, and market pulp increased 2%, 19%, and 11%, respectively. In 2006, we took 4,000 tons of market-related downtime related to uncoated free sheet production, compared with 17,000 tons in 2005. In third quarter 2005, we lost approximately 3,500 tons of uncoated free sheet production due to Hurricanes Dennis and Katrina. Overall sales volumes decreased 2%. Contributing to the drop in sales volume was a 21% decrease in the sales volume of market pulp, as we reduced production at our St. Helens pulp and paper mill due to difficulty sourcing an adequate volume of wood chips at acceptable prices. During 2006, as a result of the shortage of chips in the Northwest, we reduced pulp production at our St. Helens mill approximately 20,000 tons. In addition, sales volumes in uncoated free sheet papers decreased 1%. During fourth quarter 2006, we chose to build inventory to cover planned production downtime in early 2007 at our Wallula mill to implement the capital project to produce both pressure sensitive paper and commodity uncoated free sheet. The decrease in uncoated free sheet sales volumes occurred largely in the fourth quarter, as demand declined seasonally. Corrugating medium sales volumes were modestly higher in 2006, compared with 2005.

Packaging & Newsprint.  Sales increased $34.9 million, or 5%, to $766.5 million in 2006 from $731.6 million in 2005. The increase was driven primarily by increased corrugated sheet sales from CTC, coupled with increased sales prices for both linerboard and newsprint, which were up 2% and 9%, respectively. These increases were partially offset by lower linerboard sales volumes due, in part, to the adoption of EITF 04-13 and lower sales of linerboard, as we moved more of our linerboard through our own converting plants. Excluding the impact of EITF 04-13, linerboard sales volumes decreased 1%, compared with 2005. Had the consensus been in effect in 2005, it would have reduced sales $69.6 million. In 2006, we took 9,000 tons of market-related downtime, compared with 13,000 tons in 2005. In both periods, the market-related downtime was primarily in newsprint. In third quarter 2005, we lost approximately 9,500 tons of linerboard production and 8,200 tons of newsprint production due to Hurricane Rita.

Costs and Expenses

Materials, labor, and other operating expenses, including fiber costs from related parties, decreased $109.6 million, or 2%, to $5.1 billion in 2006 from $5.2 billion in 2005. The decrease was due primarily to lower commodity prices for material purchased by our Building Materials Distribution segment for resale and lower Wood Products sales volumes. These decreases were offset, in part, by higher sales volumes in our Building Materials Distribution segment and higher raw material costs in our Paper and Packaging & Newsprint segments. Fiber and energy costs were higher year over year in our Paper and Packaging & Newsprint segments. In addition, chemical costs in our Paper and Packaging & Newsprint segments were higher, as suppliers increased prices to reflect increases in their energy costs. Chemical costs in our uncoated free sheet business were also higher due to the move to higher brightness for commodity cut-size papers. In addition, we experienced higher compensation and benefit costs in all of our manufacturing businesses, reflecting general inflation in wages and benefits. As a percentage of sales, materials, labor, and other operating expenses increased slightly to 87.6% in 2006 from 87.5% in 2005.

Depreciation, amortization, and depletion expenses increased $26.5 million, or 21%, to $155.3 million in 2006 from $128.8 million in 2005. As a percentage of sales, these costs increased to 2.7% in 2006 from 2.2% in 2005. The increase was primarily the result of our reviewing the estimated useful lives of some of our depreciable assets and determining that some of our assets would be used for a shorter period of time than the depreciable lives previously assigned to them. As a result, we revised our depreciation estimates to reflect the remaining expected use of the assets. This change in estimate increased depreciation, amortization, and depletion expenses by approximately $12 million in 2006, and we expect the changes to increase depreciation, amortization, and depletion expenses by approximately the same amount in 2007.

Selling and distribution expenses increased $19.5 million, or 7%, to $283.6 million in 2006 from $264.1 million in 2005. As a percentage of sales, selling and distribution expenses increased to 4.9% in 2006 from 4.5% in 2005. The increase primarily relates to increased costs in our Building Materials Distribution segment, where we added personnel for expanding and growing locations. We also incurred higher distribution costs in our Building Materials Distribution segment. In addition, in 2006, our Paper segment recorded a $2.3 million write-off of bad debt related to the bankruptcy of a customer.

General and administrative expenses increased $13.7 million, or 18%, to $88.4 million in 2006 from $74.7 million in 2005. General and administrative expenses as a percentage of sales increased 0.2% in 2006, from 1.3% in 2005 to 1.5% in 2006. Relative to 2005, general and administrative expenses increased primarily due to higher outside professional fees, benefit costs, training expenditures, and lease costs.

Other (income) expense, net, was $6.1 million of expense in 2006, compared with $5.6 million of income in 2005. In 2006, other (income) expense, net, included $3.7 million of income for changes in our retiree healthcare programs, offset by $4.5 million of expense for special projects, $3.7 million of expense related to the loss on sale of assets, which includes $1.7 million of expense for the loss on the sale of our headquarters building, as well as other miscellaneous income and expense items. Other (income) expense, net, in 2005 primarily included $9.9 million of income for changes in our retiree healthcare programs, offset in part by $3.6 million of expense for the write-off of costs incurred in connection with the canceled initial public offering.

Income (Loss) From Operations

Income from operations decreased $89.3 million, or 33%, from $272.7 million in 2005 to $183.4 million for 2006. The decrease was primarily the result of lower income in the Wood Products and Building Materials Distribution segments, offset in part by improved performance in the Paper and Packaging & Newsprint segments.

Building Materials Distribution.  Segment income decreased $24.6 million, or 25%, to $75.3 million for 2006, from $99.9 million for 2005. The decrease was driven primarily by lower margins on commodity products as sales prices decreased in 2006 relative to 2005, coupled with higher operating and distribution costs. In addition, compensation and benefits costs increased, reflecting general wage and benefit inflation and increased personnel for expanding and growing locations.

Wood Products. Segment income decreased $82.2 million, or 69%, to $37.2 million for 2006, compared with $119.4 million for 2005. The decrease was driven largely by lower prices for plywood, coupled with higher wood costs and higher per-unit conversion costs.

Paper.  Segment income increased $4.5 million, or 8%, to $63.1 million for 2006, compared with $58.6 million for 2005. This increase was due primarily to higher prices. Partially offsetting the higher prices were increases in raw material and manufacturing costs, including fiber, chemicals, compensation and benefits, and energy. Chemical cost increases were primarily the result of increases in prices from our suppliers and, to a lesser extent, the conversion to higher brightness in uncoated free sheet grades. In addition, we experienced a reduction in market pulp sales, as we curtailed operations at our St. Helens, Oregon, pulp mill in response to high wood costs.

Packaging & Newsprint.  Segment income increased $21.5 million, or 90%, to $45.3 million for 2006, compared with $23.8 million for 2005. The increase was primarily the result of higher linerboard and newsprint prices. The addition of CTC also contributed to improved segment income. These improvements were offset, in part, by increased depreciation, compensation and benefits, fiber, energy, and chemical costs. The year ended December 31, 2005, included downtime taken as a result of Hurricane Rita.

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

Interest expense.  For the year ended December 31, 2006, interest expense was $112.4 million, compared with $166.3 million in the same period a year ago. In 2005, interest expense included a $43.0 million charge for the write-off of deferred financing costs resulting from the repayment of the Tranche B term loan. Excluding the impact of the write-off of deferred financing costs, the decrease in interest expense related to a decrease in long-term debt. At December 31, 2006, our long-term debt was $1.2 billion, compared with $1.6 billion a year ago. The decrease in long-term debt is primarily attributable to repaying the note payable to Timber Corp., paying down the Tranche D term loan, and borrowings secured by receivables. For more information, see “Financing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax provision.  Income tax expense was $3.6 million in 2006, compared with $2.1 million of income tax benefits recorded in 2005. The 2006 income tax expense relates primarily to expense recognized by our taxable subsidiaries. In 2005, we converted to a C corporation from a limited liability company. In December 2005, we rescinded our conversion to C corporation status. During the period we were a corporation, we recorded approximately $4.8 million of deferred tax liabilities related to our cash flow hedges, with the offset to “Other comprehensive income” on our Consolidated Balance Sheet. In connection with converting back to a limited liability company, we reversed the income tax expense and deferred taxes recorded while we were a corporate entity. The reversal of the deferred tax liabilities related to our cash flow hedges resulted in a $4.8 million income tax benefit for the year ended December 31, 2005, that was partially offset by income tax expense recognized by our taxable subsidiaries. We are recognizing the $4.8 million recorded in “Other comprehensive income” as income tax expense as the hedges expire.

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

Building Materials Distribution.  Sales increased $208.2 million, or 7%, to $3,052.3 million in 2005 from $2,844.1 million in 2004. Sales increased due to organic growth in legacy facilities coupled with continued ramp-up of new facilities and expansions in existing facilities. We also continued to improve our product mix as a result of increased volumes of engineered wood products and general line items, which tend to have higher product margins. Market demand was strong during the year, as 2005 housing starts surpassed 2004 levels.

Wood Products.  Sales decreased $65.6 million, or 5%, to $1,294.4 million in 2005 from $1,360.0 million in 2004. While engineered wood products sales were up 22% from 2004, our plywood prices were down approximately 9% and our plywood volumes declined 10%, as we moved more veneer through our engineered wood products plants. Compared with 2004, lumber prices fell 10%, and lumber volumes declined 10%. Although down from 2004 levels, lumber and plywood prices in 2005 were generally strong when compared with historical periods.

Paper.  Sales increased $47.2 million, or 3%, to $1,417.8 million in 2005 from $1,370.6 million in 2004. The sales increase was driven primarily by increased uncoated free sheet prices. Despite an overall market demand decline, our uncoated free sheet sales volume increased, reflecting a 2% increase in sales of our specialty and premium papers and a 1% increase in sales of our commodity papers. Prices for uncoated free sheet increased 2%, reflecting a 3% increase in commodity paper prices while specialty and premium paper prices remained flat. In 2005, we took 17,000 tons of market-related downtime, compared with 50,000 tons in 2004. In third quarter 2005, we lost approximately 3,500 tons of uncoated free sheet production due to Hurricanes Dennis and Katrina.

Packaging & Newsprint.  Sales increased $37.1 million, or 5%, to $731.6 million in 2005 from $694.5 million in 2004. Corrugated container sales prices and volumes increased 4% and 2%, respectively, driven by strengthening supply/demand fundamentals, while newsprint prices and volumes were up 13% and down 5%, respectively. Newsprint price increases reflect improved supply/demand dynamics for the grade, as competitors shut down production or converted production to other grades. Linerboard sales prices and volumes decreased 3% and 2%, respectively. Linerboard price decreases reflect lower end-user demand. In 2005, we took 13,000 tons of market-related downtime, compared with

23,000 tons in 2004. In both periods, the market-related downtime was primarily in newsprint. In third quarter 2005, we lost approximately 9,500 tons of linerboard production and 8,200 tons of newsprint production due to Hurricane Rita.

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

The costs and expenses discussed above reflect the positive impact of the reduced benefit costs we realized as a result of the Forest Products Acquisition, due to OfficeMax retaining the benefit obligation for all of its former employees except for the OfficeMax employees hired by us. For the year ended December 31, 2005, our pension and other postretirement benefit expense decreased $40.8 million, or 59%, to $28.7 million from $69.5 million in 2004.

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

Building Materials Distribution.  Segment results improved $11.0 million, or 12%, to $99.9 million of income in 2005 from $88.9 million of income in 2004. The improved financial performance was driven by increased volumes, as we continued to grow the business and improved product mix by increasing the percentage of sales from engineered wood products and general line items.

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

Paper.  Segment results improved $75.0 million to $58.6 million of income in 2005 from a $16.4 million loss in 2004. The increase in segment income, relative to the same period in 2004, is due to improved pricing, product mix, and reduced fixed costs, including labor and depreciation and amortization, partially offset by increases in variable costs, including energy, chemicals, and fiber. While uncoated free sheet markets started the year strong, prices softened during the second half of the year, reflecting unfavorable supply/demand balances.

Packaging & Newsprint.  Segment results improved $17.7 million, or 289%, to $23.8 million of income in 2005, compared with $6.1 million in 2004. In 2005, the increase in segment income, relative to the same period in 2004, was due to improved sales volumes and prices in our box plants driven by improved supply/demand balances in the industry. Results were also positively influenced by improved pricing in newsprint and reduced fixed costs. These impacts more than offset lower linerboard prices and sales volumes, lower newsprint volumes, and significantly higher energy and chemical costs.

Other

Change in fair value of interest rate swaps.  For the year ended December 31, 2005, we recorded $9.9 million of income in “Change in fair value of interest rate swaps” in our Consolidated Statements of Income for the change in the fair value of interest rate swaps related to our amended and restated credit facilities (see Liquidity and Capital Resources discussion below). In connection with the anticipated repayment of the Tranche B term loan, the interest rate swaps associated with this debt were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. In second quarter, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the LIBOR-based variable interest payments on amounts borrowed under our senior secured credit facilities (the Facilities) and recognized $5.3 million of noncash expense in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss. The net $9.9 million of value recorded in “Other assets” on our Consolidated Balance Sheet will result in higher interest expense over the remaining life of the interest rate swaps.

Interest expense.  For the year ended December 31, 2005, interest expense was $166.3 million, compared with $94.3 million in the same period a year ago. The expense recorded for the year ended December 31, 2005, includes a $43.0 million charge for the write-off of deferred financing costs resulting from the repayment of the Tranche B term loan. Also included in 2005 is $18.9 million of interest expense related to a note payable to Timber Corp. In the predecessor periods presented, OfficeMax allocated interest costs to Boise Forest Products Operations based on its average asset balances.

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

General and administrative expenses were $10.6 million for the last two months of 2004. General and administrative expenses as a percentage of sales decreased from 1.6% for the first ten months of 2004 to 1.2% for the last two months of 2004. This decrease was due in part to our lower benefit costs as a result of the Forest Products Acquisition.

Income from Operations

Income from operations for the last two months of 2004 was $44.0 million. Each operating segment reported positive results for that period, with Building Materials Distribution segment income of $10.1 million, Wood Products segment income of $15.6 million, Paper segment income of $19.0 million, and Packaging & Newsprint segment income of $7.3 million. As a percentage of sales, income from operations increased to 5% for the last two months of 2004 from 3% for the first ten months of 2004. This improvement reflects a decrease in depreciation, amortization, and depletion expenses as a percentage of sales from 4% for the first ten months of 2004 to 2% for the last two months of 2004, due to a lower depreciable asset base as a result of the Forest Products Acquisition. Income from operations for the last two months of 2004 reflects a $20.2 million noncash charge due to an inventory valuation adjustment recorded as a result of the Forest Products Acquisition.

Recent Trends and Operational Outlook

Recent trends and the outlook for our businesses are mixed. While housing has experienced a downturn recently, paper and packaging markets have been on an upswing.

An increased number of new and existing homes for sale led to a significant drop in new residential construction activity during the second half of 2006, compared with both the same period of 2005 and the first half of 2006. The U.S. Department of Commerce reported housing starts at a seasonally adjusted annual rate of 1.64 million units in December 2006, compared with 2.0 million units in December 2005 and 1.95 million units in May 2006. This reduction in new residential construction activity resulted in decreased demand for the wood and building products that we manufacture and sell. This reduction in demand was met with lower pricing for commodity products such as structural panels and structural lumber. These price reductions have caused some producers to reduce production through curtailment of operations or, in some cases, indefinite closure of facilities.

The high inventories of new and existing homes for sale has persisted into early 2007. These persistently high inventories of homes for sale coupled with relatively high vacancy rates for rental housing are leading many economists to forecast continued weakness in residential home construction in 2007. If these forecasts are accurate, we will continue to experience pressure on our Building Materials Distribution and Wood Products segments in the form of lower sales volumes and potentially lower prices.

Historically, log costs have adjusted in our Wood Products segment to mitigate the impact of lower product prices. We started to see some relief in log costs beginning in late 2006, which has continued into early 2007.

Early in 2006, uncoated free sheet paper prices increased. During the later part of the fourth quarter, supply and demand appeared to be coming into balance as demand weakened. The supply demand balance in these grades in early 2007 appears to be relatively stable.

During 2006, North American demand for packaging papers continued to be strong, relative to supply, despite the negative impact of imports and the increases in offshore packaging capacity. This trend is continuing in early 2007 with relatively stable markets.

During late 2006, newsprint pricing softened as demand declined. This trend appears to be continuing into early 2007 and could result in further price decreases if capacity is not adjusted to meet demand.

The area around our DeRidder, Louisiana, pulp and paper mill has experienced unusually heavy and extended rainfall during the last several months. This has reduced access to timberlands which has resulted in higher fiber costs to our DeRidder mill in recent months. This will likely have a negative impact on our results in the first quarter in our Packaging & Newsprint segment.

As a result of solid wood mill closures, residual chip supply markets in the Pacific Northwest have been very tight. The outlook for residual fiber supply in the Pacific Northwest continues to be difficult. This is having a significant impact on our St. Helens, Oregon, pulp and paper mill. Continued weakness in the housing sector may prompt further closures of wood products facilities in the region driving residual fiber supply down further and costs up higher. As a result, we may choose to change our operating configuration at that facility including potentially closing some or all of the facility if we cannot operate it profitably. We will continue to monitor the mill’s progress and evaluate its ongoing financial performance.

During second quarter 2007, we plan to take the pulp mill and uncoated free sheet machine at our Wallula, Washington, mill, down for approximately 30 days to complete the conversion of the uncoated free sheet machine to enable it to produce both label and release grades as well as its current mix of commodity paper grades. At the same time, we will complete long-term maintenance on our pulp mill and power and recovery areas of the mill. The shut down is expected to result in approximately 19,000 tons of lost paper production during second quarter 2007.

Industry Mergers and Acquisitions

During 2006, two of our major competitors in the uncoated free sheet paper business, Domtar and Weyerhaeuser, announced their intent to combine their uncoated free sheet paper businesses. This combination, if it is ultimately realized, would result in a larger and potentially much stronger competitor than the two companies operating their paper businesses independently. It is uncertain whether the combination will be realized and what the effects will be on our business.

In January of 2007, Abitibi-Consolidated, who sells the newsprint we produce at our DeRidder mill under a long-term contract, announced their intent to merge with Bowater, another major newsprint producer. It is uncertain whether the merger will be realized and what the effects will be on our business.

Acquisitions

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses, but before working capital adjustments. In 2006, we paid approximately $42.6 million of cash for the acquisition, which is net of a $2.0 million holdback that is payable in five years. At December 31, 2006, “Other long-term liabilities” on our Consolidated Balance Sheet included a $1.4 million discounted holdback (including accrued accretion expense). CTC manufactures corrugated sheets that it sells primarily to regional container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes. During 2006, we produced approximately 554,000 short tons of linerboard in our Packaging & Newsprint segment and our Paper segment produced approximately 132,000 tons of corrugating medium. Our corrugated containers and sheet plants consumed approximately 505,000 tons of containerboard or the equivalent of 74% of our containerboard production.

We accounted for the acquisition using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition. For more information, see Note 4, Purchase of Central Texas Corrugated’s Assets, of the Notes to the Consolidated Financial Statements in “Item 8. Consolidated Financial Statements” of this Form 10-K.

Divestitures

We may engage in divestiture discussions with other companies and make divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. In 2006, we recorded $43.5 million of proceeds from sales of assets in “Cash provided by (used for) investment” in our Consolidated Statement of Cash Flow. Approximately $38.2 million of the proceeds related to the sale of two of our building materials distribution facilities and our headquarters building, which we discuss in more detail below. The balance of the proceeds relate to other miscellaneous asset sales.

In August 2006, we sold and leased back (over 15-year lease terms, plus renewal options) our Lakeville, Minnesota, and Rochelle, Illinois, building materials distribution facilities. We collected $11.0 million of sale proceeds, net of related fees and expenses, which we used to pay down our Tranche D term loan. In connection with the sale, we recorded a $1.5 million deferred gain in “Other long-term liabilities” on our Consolidated Balance Sheet, which we are recognizing as a reduction of lease expense over the life of the lease. The leases are accounted for as operating leases.

In 2006, we sold our headquarters building in Boise, Idaho, for $27.2 million, net of related fees and expenses, and recorded a $1.7 million loss. In connection with the sale, we leased back approximately 65% of the building over a staggered lease term of ten to 12 years. The lease is accounted for as an operating lease.

In 2005, we recorded $18.5 million of proceeds from sales of assets, of which approximately $10.4 million related to the sale of a portion of our fiber farms.

In May 2004, our predecessor sold its 47% interest in Voyageur Panel, which owned an oriented strand board plant in Barwick, Ontario, Canada, to Ainsworth Lumber Co. Ltd. for $91.2 million in cash. Our predecessor recorded a $46.5 million pretax gain in the Wood Products segment. This item increased net income after tax by $28.4 million during 2004.

Our predecessor historically accounted for Voyageur Panel under the equity method. Accordingly, our predecessor’s results do not include Voyageur Panel sales. For the period of October 1 through October 28, 2004, the Wood Products segment results included $6.3 million of equity in earnings.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories, compensation, fiber, energy, and interest. In 2006, our operating activities provided $253.7 million of cash, compared with $306.7 million provided in 2005. Relative to 2005, the decrease in cash provided by operations relates primarily to the following:

•                  Lower net income reported in 2006.  As discussed under “Results of Operations” above, the 2006 decrease in income was primarily the result of lower segment income in our Wood Products and Building Materials Distribution segments, which was driven primarily by lower commodity prices during the year and lower sales volumes during the second half of 2006 as a result of the sharp falloff in housing starts.

•                  Changes in working capital.  Unfavorable changes in working capital used $6.4 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. In 2006, the increase in working capital was primarily attributable to a decrease in accounts payable and accrued liabilities partially offset by a decrease in receivables, reflecting lower trade payables and receivables for Building Materials Distribution due to lower sales levels and lower commodity prices for materials purchased. The lower levels of trade payables and receivables for Building Materials Distribution were partially offset by higher levels of payables and receivables for Packaging & Newsprint due to higher sales levels and higher raw material costs.

•                  More cash contributions to our pension and other postretirement benefit plans.  In 2006, we used $20.7 million of cash to make pension contributions, and other postretirement benefit payments, compared with $11.1 million in 2005.

In 2005, our operating activities provided $306.7 million of cash. Items included in net income provided $328.3 million of cash. Other operating cash expenditures used $17.1 million, primarily for contributions of $11.1 million to our pension and other postretirement benefit plans. Unfavorable changes in working capital used $4.5 million of cash from operations. In 2005, the increase in working capital and other items was primarily attributable to higher receivables and, to a lesser extent, increased inventories, which were almost completely offset by increased accounts payable and accrued liabilities.

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

For the period of January 1 through October 28, 2004, operating activities used $47.8 million of cash. Items included in net income provided $275.9 million of cash. Unfavorable changes in working capital items used $261.9 million of cash. The unfavorable changes in working capital items resulted from a $320.9 million increase in receivables, due primarily to the changes in the receivable sales program discussed below and a $15.4 million increase in inventory, offset by a $74.4 million increase in accounts payable and accrued liabilities. Other operating cash expenditures used $61.8 million, primarily for pension and other postretirement benefit payments.

During the predecessor period presented, Boise Forest Products Operations participated in OfficeMax’s receivable sales program. Under that program, OfficeMax sold fractional ownership interests in a defined pool of trade accounts receivable. In anticipation of the Forest Products Acquisition, we ceased to participate in OfficeMax’s receivable sales program. Accordingly, at October 28, 2004, no sold accounts receivable were excluded from receivables on our Consolidated Balance Sheet, compared with $148.8 million of receivables excluded at December 31, 2003. The decrease of $148.8 million in sold accounts receivable at October 28, 2004, compared with the amount of sold accounts receivable at December 31, 2003, used cash from operations for the period ended October 28, 2004. The portion of fractional ownership interest retained was included in the predecessor’s Consolidated Balance Sheet.

Investment Activities

Cash investing activities used $150.7 million in 2006, compared with $9.4 million provided during the same period in 2005. During the period of October 29 through December 31, 2004, and the period of January 1 through October 28, 2004, investing activities used $2.4 billion and $37.1 million of cash, respectively.

In 2006, investing activities included $153.5 million of capital expenditures for the purchase of property and equipment. Investing activities also included approximately $42.6 million of cash paid for the purchase of CTC’s assets in Waco, Texas. These expenditures were partially offset by $43.5 million of proceeds from sales of assets. This included $27.2 million of proceeds from the sale of our headquarters building in Boise, Idaho; $11.0 million of proceeds from the sale of our Lakeville, Minnesota, and Rochelle, Illinois, building materials distribution facilities; and $5.3 million of proceeds from other miscellaneous asset sales. In connection with the sale of our headquarters building, we leased back approximately 65% of the building over a staggered lease term of ten to 12 years, and we leased back our building materials distribution facilities over a 15-year lease term plus renewal options.

In 2005, investing activities included $157.5 million for collection of a related-party note received from Timber Corp. and $18.5 million of proceeds received from sales of assets. Approximately $10.4 million of the proceeds related to the sale of a portion of our fiber farms. These proceeds were substantially offset by $170.3 million used for the purchase of property and equipment.

For the period of October 29 through December 31, 2004, our cash investing activities used $2.4 billion of cash, including $2.2 billion for the acquisition of OfficeMax’s forest products and paper assets and $157.5 million for our loan to Timber Corp.

For the period of January 1 through October 28, 2004, our cash investing activities used $37.1 million of cash, including $140.2 million for property, plant, and equipment purchases, partially offset by $103.2 million of proceeds from the sale of our predecessor’s Yakima, Washington, plywood and lumber facilities in February 2004 and the sale of its interest in Voyageur Panel in May 2004.

In all periods, capital expenditures for property and equipment consisted primarily of expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

Details of 2006 capital investment by segment are included in the table below:

	Year Ended December 31, 2006
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other	Total
	(millions)
Building Materials Distribution	$6.6	$—	$3.9	$10.5
Wood Products	9.9	8.6	12.2	30.7
Paper (b)	39.0	14.5	32.0	85.5
Packaging & Newsprint (c)	44.9	5.6	15.6	66.1
Corporate and Other	0.7	0.5	2.1	3.3
	$101.1	$29.2	$65.8	$196.1

(a)                                  Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)                                 In April 2006, we announced that we will expand our production of pressure sensitive papers by reconfiguring an existing paper machine at our pulp and paper mill in Wallula, Washington, to produce both pressure sensitive paper and commodity uncoated free sheet. We estimate approximately $70 million of capital spending for the project. As of December 31, 2006, spending on this project totaled $34 million, which is included under “Acquisition/Expansion” in the table above. We expect to spend the remainder in 2007.

(c)                                  Includes $42.6 million of cash paid for the purchase of CTC’s assets in Waco, Texas.

We expect capital investments in 2007 to total approximately $185 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2007 will be for expansion (such as the Wallula, Washington, project described in note (b) above), business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. During 2006, we spent $9 million on environmental compliance. We expect to spend approximately $10 million in 2007 for this purpose.

Financing Activities

Cash used for financing activities was $145.9 million in 2006, compared with $391.3 million in 2005. During the period of October 29 through December 31, 2004, and the period of January 1 through October 28, 2004, cash provided by financing was $2.3 billion and $84.9 million, respectively.

In 2006, we made $151.9 million of net debt repayments to third parties, which included $96.9 million of prepayments on our Tranche D term loan and a $55.0 million decrease in our borrowings under our accounts receivable securitization program. The debt was paid with $38.2 million of proceeds from asset sales, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay on our interest rate swap agreements, and other cash flows. In addition, in November 2006, we repaid the note payable to Timber Corp. (a subsidiary of Timber Holdings), and immediately thereafter, Timber Holdings merged with and into us. As part of the merger, FPH and OfficeMax (owners of Timber Holdings) used $280.4 million of the loan repayment proceeds to make an additional investment in us, which we recorded as “Capital contributions from members” in our 2006 Consolidated Statement of Cash Flows. After the purchase, OfficeMax continued to own 100% of our Series A equity units, and FPH and OfficeMax continued to hold 80.1% and 19.9%, respectively, of our Series B equity units. In 2006, we used $19.3 million of cash to pay our equity investors amounts to fund their tax obligation related to their investment in us.

In 2005, financing activities included $1.5 billion of debt repayments, $920.0 million of debt issued to third parties, a $250.3 million related-party note payable to Timber Corp., and $23.1 million of cash paid to our equity investors to fund their tax obligations related to their investment in us. The $1.5 billion of debt repayments consisted of $1.3 billion of debt prepayments related to our Tranche B term loan, which was paid down primarily with the proceeds from our new $840.0 million Tranche D term loan; $157.5 million related to the collection of a loan to Timber Corp., and approximately $250.3 million received in connection with a related-party note payable to Timber Corp., as well as cash flow from operations. In October 2005, we prepaid $200.0 million toward our Tranche D term loan with the net proceeds from the initial sale of receivables under our receivables securitization program. We also made $4.2 million of scheduled principal payments during the year. The $920.0 million of additions to long-term debt included the $840.0 million Tranche D term loan discussed above and $80.0 million of net borrowings outstanding under our accounts receivable securitization program. See discussion under “Borrowings Secured by Receivables” below for more information.

Cash provided by financing activities for the period of October 29 (inception) through December 31, 2004, included $2.0 billion of indebtedness incurred as a result of the Forest Products Acquisition and $338.9 million of cash from the issuance of equity units, offset partially by $40.0 million of debt repayments. Cash provided by financing activities for the period of January 1 through October 28, 2004, included $67.1 million of cash received through net equity transactions with OfficeMax and $17.8 million of debt issuances to OfficeMax.

The following discussion describes our debt and equity transactions in more detail.

Debt Transactions

At December 31, 2006 and 2005, our short- and long-term debt and the interest rates on that debt were as follows:

	December 31, 2006			December 31, 2005
	Amount	Interest Rate Without Swaps	Interest Rate With Swaps	Amount	Interest Rate Without Swaps	Interest Rate With Swaps
	(millions)			(millions)
Revolving credit facility, due 2010	$—	N/A	N/A	$—	N/A	N/A
Tranche D term loan, due 2011	538.9	7.1%	6.8%	635.8	5.8%	4.9%
Senior unsecured floating-rate notes, due 2012	250.0	8.2%	7.6%	250.0	7.0%	6.6%
7.125% senior subordinated notes, due 2014	400.0	7.1%	N/A	400.0	7.1%	N/A
Borrowings secured by receivables	25.0	5.6%	N/A	80.0	4.3%	N/A
	1,213.9	7.3%	7.1%	1,365.8	6.3%	5.8%
Note payable to related party, net, due 2009	—	N/A	N/A	270.9	8.0%	N/A
Long-term debt	1,213.9			1,636.7
Short-term borrowings	3.2	6.0%	N/A	—	N/A	N/A
Total debt	$1,217.1			$1,636.7

Senior Secured Credit Facilities

Boise Cascade, L.L.C. (Boise LLC) and affiliates have a $475.0 million senior secured revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). These borrowings represent our senior secured credit facilities (the Facilities).

Our revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At December 31, 2006, we had no borrowings outstanding under our revolving credit facility; however, $42.8 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $432.2 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the years ended December 31, 2006 and

2005, the average interest rates for our borrowings under the revolver were 6.0% and 5.1%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $30.0 million during the year ended December 31, 2006, and zero and $126.5 million for the same period in 2005. The weighted average amounts of borrowings outstanding under the revolver during the years ended December 31, 2006 and 2005, were $0.8 million and $11.8 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At December 31, 2006 and 2005, we had $538.9 million and $635.8 million outstanding under the Tranche D term loan, and our borrowing rates were 7.1% and 5.8%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.75% or the federal funds effective rate plus 1.25% or (ii) LIBOR plus 1.75%. As a result of a $200.0 million prepayment in October 2005, we are not required to make scheduled principal payments on the Tranche D term loan until 2011, at which time the principal balance is due. However, during the year ended December 31, 2006, we prepaid $96.9 million on our Tranche D term loan with $38.2 million of proceeds from asset sales, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay under our interest rate swap agreements, and other cash flows.

Borrowings under the Facilities are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures. At December 31, 2006 and 2005, we were in compliance with these covenants.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At December 31, 2006 and 2005, our borrowing rates for the $250.0 million senior unsecured floating-rate notes were 8.2% and 7.0%.

Borrowings Secured by Receivables

In October 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At December 31, 2006 and 2005, we had $25.0 million and $80.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At December 31, 2006 and 2005, the interest rates for borrowings secured by receivables were 5.6% and 4.3%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and, at December 31, 2006, could not exceed $243.9 million. The accounts receivable securitization program contains the same financial covenants as our senior secured credit facilities.

Note Payable to Related Party, Net

At December 31, 2005, we had a $270.9 million note payable to Timber Corp. recorded as “Note payable to related party, net” on the Consolidated Balance Sheet. In November 2006, we repaid the note payable to Timber Corp., and immediately thereafter, Timber Holdings merged with and into us. See “Merger With Boise Land & Timber Holdings Corp.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2005, the “Note payable to related party, net” included $18.9 million of accrued interest expense. For the years ended December 31, 2006 and 2005, and the period of October 29 (inception) through December 31, 2004, interest expense in our Consolidated Statements of Income included $14.1 million, $18.9 million, and zero of related-party interest expense. Relative to 2005, the decline in related-party interest expense primarily related to our amending and restating the borrowing rate under the note from 8% to 5% effective April 1, 2006, as well as fewer months of interest owed as a result of paying the note in full in November 2006.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us effective interest rates on all of our long-term variable-rate debt of 7.0% and 5.3% at December 31, 2006 and 2005, respectively. For additional information on our interest rate swaps, see “Disclosure of Financial Market Risks” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the terms of the loans, which range from six to ten years. At December 31, 2006 and 2005, we had $31.5 million and $37.8 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan in second quarter 2005, we recorded a $43.0 million charge for the write-off of the deferred financing costs in “Interest expense” in our Consolidated Statement of Income.

At December 31, 2006 and 2005, our average effective interest rates, including the effect of our interest rate swaps, on all of our long-term nonrelated party debt were 7.1% and 5.8%.

For the years ended December 31, 2006 and 2005, and the periods of October 29 through December 31, 2004, and January 1 through October 28, 2004, cash payments for interest, net of interest capitalized, were $95.1 million, $95.5 million, $11.3 million, and $64.8 million, respectively.

For additional information on our interest rate swaps, see “Disclosure of Financial Market Risks” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Predecessor Period

In the predecessor period presented, our predecessor participated in OfficeMax’s centralized cash management system. Cash advances necessary to fund Boise Forest Products Operations’ major improvements to, and replacements of, property, as well as acquisitions and expansion, to the extent not provided through internally generated funds, were provided by OfficeMax’s cash or funded with debt. In the predecessor period presented, interest costs were allocated to our predecessor based on its average asset balances. The interest expense attributable to the debt allocated from OfficeMax is included in our Consolidated Statement of Income. For the period of January 1 through October 28, 2004, our predecessor’s average interest rate was 6.7%. We believe the allocation of interest is a reasonable reflection of Boise Forest Products Operations’ interest cost.

During the predecessor period, our principal source of liquidity in excess of that provided by cash flow generated from operations was borrowings from OfficeMax. Since our predecessor’s financing activities have been represented historically by borrowings from OfficeMax, Boise Forest Products Operations financing activities are not comparable with those of our current operations.

Equity Transactions

On October 29, 2004 (inception), OfficeMax and our majority owner, Forest Products Holdings (FPH), made an aggregate cash equity investment in us of $338.9 million. The equity investment consisted of $242.4 million invested by FPH in exchange for 440 million Series B equity units and $96.5 million invested by OfficeMax in exchange for 109 million and 66 million Series B equity units and Series A equity units, respectively. As discussed under “Financing Activities” above, in 2006, FPH and OfficeMax used $280.4 million of the related-party loan repayment proceeds to make an additional equity investment in us, which is included as “Capital contributions from members” in our 2006 Consolidated Statement of Cash Flows. See Note 16, Redeemable Equity Units, and Note 17, Capital, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K for a discussion of the change in equity units and their holders since the date of the Forest Products Acquisition and a discussion of the rights and privileges of the equity units.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2006. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2007	2008-2009	2010-2011	Thereafter	Total
			(millions)
Long-term debt (a)	$—	$25.0	$538.9	$650.0	$1,213.9
Interest (b)	86.6	171.7	162.8	104.9	526.0
Operating leases (c)	18.6	32.0	25.4	48.6	124.6
Purchase obligations
Raw materials and finished goods inventory (d)	175.3	219.4	188.2	259.3	842.2
Utilities (e)	32.6	7.1	0.6	0.7	41.0
Capital spending	9.6	4.3	—	—	13.9
Other	3.9	3.1	0.3	—	7.3
Other long-term liabilities reflected on our Balance Sheet (f)
Compensation and benefits	0.9	15.2	45.1	51.4	112.6
Other	7.1	7.3	5.8	22.7	42.9
	$334.6	$485.1	$967.1	$1,137.6	$2,924.4

(a)             These borrowings are further explained in “Financing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(b)            Amounts represent estimated interest payments using the effective interest rates as of December 31, 2006, and assume our long-term debt is held to maturity.

(c)             We enter into operating leases in the normal course of business. We lease our property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or we entered into additional operating lease agreements. For more information, see Note 7, Leases, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K.

(d)            Included among our raw materials purchase obligations are contracts to purchase approximately $839.8 million of wood fiber. This includes the obligations related to the long-term log and fiber supply agreements entered into in connection with the Timberlands Sale. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or first quarter 2007 pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)             We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were based upon prices in effect on December 31, 2006, or upon contract language, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)               Includes current portion.

In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. We expect to make tax distributions to our equity holders equal to the greater of either our regular taxable income or our alternative minimum taxable income. The regular taxable income is distributed at 38.9%. The alternative minimum taxable income is distributed at 20% for OfficeMax and 28% for all of our other equity holders. Also, pursuant to an Additional Consideration Agreement between OfficeMax and us, we may be required to make substantial cash payments to, or receive substantial cash payments from, OfficeMax. Under the Additional Consideration Agreement, the purchase price paid for the forest products and paper assets may be adjusted upward or downward based on paper prices during the six years following the Forest Products Acquisition, subject to annual and aggregate caps. Neither party will be obligated to make a payment under the Additional Consideration Agreement in excess of $45 million in any one year. Payments are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. For more information about the Additional Consideration Agreement, see “Item 13.  Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K.

The Series A equity units issued to OfficeMax in connection with the Forest Products Acquisition accrue dividends daily at a rate of 8% per annum on OfficeMax’s capital contribution (net of any distributions previously received) plus any accumulated dividends. Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2006 and 2005, $7.2 million and $3.5 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units.

Off-Balance-Sheet Activities

At December 31, 2006 and 2005, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 19, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” in this Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

Other than the effects of higher energy costs, which we describe in this Form 10-K, we believe inflation has not had a material effect on our financial condition or results of operations. However, there can be no assurance that we will not be affected by inflation in the future. Seasonal changes in levels of building activity affect our building products businesses. We typically have higher sales and working capital in the second and third quarters because of warmer weather. To a lesser degree, our paper businesses also experience some seasonality in their businesses, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated container plants is influenced by agricultural demand in the Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities.

Disclosures of Financial Market Risks

We are exposed to risks such as changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

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

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At December 31, 2006, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $12.2 million less than the amount reported on our Consolidated Balance Sheet.

In November 2004, we entered into interest rate swaps with a total notional amount of $800 million to hedge the cash flow exposure to interest rate fluctuations associated with a portion of our variable-rate debt. In connection with the refinancing of our Tranche B term loan in April 2005, we reclassified $9.9 million of amounts recorded in “Accumulated other comprehensive income” to our Consolidated Statement of Income as “Change in fair value of interest rate swaps.”

In April 2006, we terminated two interest rate swaps and reset the fixed interest rate we pay on the remaining swaps. In connection with the terminations of and rate resets, we received $25.6 million. We are reclassifying the $25.6 million of “Accumulated other comprehensive income” as a reduction of interest expense over the periods in which the previously hedged interest payments affect earnings.

At December 31, 2006, we had six interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. The swaps effectively hedge $500 million of our variable-rate debt exposure through 2009 and $250 million of exposure during 2010. At December 31, 2006, assuming no changes in interest rates, we expect to reclassify $9.2 million of amounts recorded in “Accumulated other comprehensive income” as a decrease in interest expense in 2007. At December 31, 2006, there was no ineffectiveness related to these hedges.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of December 31, 2006, we had entered into derivative instruments related to approximately 90% of our forecasted natural gas purchases through February 2007 and 10% of our expected purchases from July 2007 through October 2007. Assuming natural gas prices follow the futures curve in effect at December 31, 2006, we expect to reclassify $9.7 million of the amounts recorded in “Accumulated other comprehensive income” as an increase in “Materials, labor, and other operating expenses” in 2007. There was no ineffectiveness related to these hedges.

Foreign Currency Risk

At December 31, 2006, we had no material fair value of foreign currency hedges.

Predecessor Period

As described in “Financing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the predecessor period presented, OfficeMax allocated debt and interest costs to Boise Forest Products Operations based on its average asset balances. OfficeMax occasionally used derivative financial instruments, such as interest rate swaps, rate hedge agreements, and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. The effects of these financial instruments are not included in the predecessor financial statement other than through OfficeMax’s allocations to our predecessor.

Financial Instruments

The table below provides information as of December 31, 2006, about our financial instruments that are sensitive to changes in interest rates, energy prices, or foreign currency exchange rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates and energy market risk sensitivity, the table sets forth payout amounts based on current rates and does not attempt to project future rates. For foreign currency forward exchange agreements, the table presents notional amounts in the foreign currency and weighted average contractual exchange rate by contractual maturity date. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

							December 31
							2006		2005
	2007	2008	2009	2010	2011	There -after	Total	Fair Value	Total	Fair Value
	(millions)
Debt
Short-term borrowings	$3.2	$—	$—	$—	$—	$—	$3.2	$3.2	$—	$—
Average interest rate	6.0%	—	—	—	—	—	6.0%	—	—	—
Long-term debt
Fixed-rate debt payments (a)
Senior subordinated notes	$—	$—	$—	$—	$—	$400.0	$400.0	$387.8	$400.0	$372.6
Average interest rates	—	—	—	—	—	7.1%	7.1%	—	7.1%	—
Note payable to related party	$—	$—	$—	$—	$—	$—	$—	$—	$270.9	$258.6
Average interest rates	—	—	—	—	—	—	—	—	8.0%	—
Variable-rate debt payments (a)	$—	$25.0	$—	$—	$538.9	$250.0	$813.9	$813.9	$965.8	$965.8
Average interest rates (b)	—	5.6%	—	—	7.1%	8.2%	7.4%	—	6.0%	—

Interest rate swaps
Notional principal amount of interest rate exchange agreements maturing
Variable to fixed (c)	$—	$250.0	$250.0	$—	$—	$—	$500.0	$3.5	$800.0	$26.2
Average pay rate	—	4.75%	4.75%	—	—	—	4.75%	—	3.5%	—
Average receive rate	—	5.36%	5.37%	—	—	—	5.36%	—	4.4%	—

Natural gas contracts
Swaps	$(9.7)	$—	$—	$—	$—	$—	$(9.7)	$(9.7)	$(0.1)	$(0.1)
Written call options	$0.5	$—	$—	$—	$—	$—	$0.5	$0.5	$—	$—

Forward exchange contracts
(Receive euro/pay U.S. dollars)
Notional currency amount (in euros)	1.2	—	—	—	—	—	1.2	—	—	—
Average contractual exchange rate (U.S. dollar to euro)	$1.32	$—	$—	$—	$—	$—	$1.32	$—	$—	$—
Receive euro/pay U.S. dollars (in U.S. dollars)	$1.6	$—	$—	$—	$—	$—	$1.6	$0.1	$—	$—

(a)                                  These obligations are further explained in “Financing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(b)                                 Does not include the effect of swaps.

(c)                                  At December 31, 2006, we had six interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. The swaps effectively hedge $500 million of our variable-rate debt exposure through December 2009 and $250 million of exposure during 2010. The two interest rate swaps with an aggregate notional amount of $250 million that become effective in December 2008 and expire in December 2010 are excluded from the table above. At December 31, 2006, the fair market value of the instruments excluded from the table was a negative $0.2 million.

Income Taxes

At December 31, 2006 and 2005, the majority of our businesses and assets were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes in respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of Boise and affiliates to pay these taxes. For the years ended December 31, 2006 and 2005, and the period of October 29 through December 31, 2004, we made $19.3 million, $23.1 million, and no cash distributions, respectively, to permit our equity holders to pay these taxes. Both our senior credit facilities and the indenture governing our notes permit these distributions.

During the years ended December 31, 2006 and 2005, and the period of October 29 (inception) through December 31, 2004, our effective tax rates for our separate subsidiaries that are taxed as corporations were 37.3%, 42.0%, and 40.9%. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

In May 2005, we converted to a C corporation from a limited liability company. In December 2005, we rescinded our conversion to C corporation status. As a result of rescinding our C corporation status, we received $6.1 million of federal and state income tax refunds in 2006. In 2006 and 2005, we paid $4.4 million and $1.2 million of taxes, net of other refunds received. For the period of October 29 through December 31, 2004, these subsidiaries paid income taxes, net of refunds received, of $80,000. At December 31, 2006 and 2005, we had a $376,000 and $388,000 deferred tax liability related to these subsidiaries recorded on our Consolidated Balance Sheets.

At December 31, 2006 and 2005, our tax basis was $271.3 million and $153.5 million lower than the reported amount of net assets recorded on our Consolidated Balance Sheet, primarily due to accelerated depreciation recorded for tax purposes.

Boise Building Solutions Manufacturing Holdings Corp., a wholly owned, fully consolidated operating entity, has an investment in foreign subsidiaries. At December 31, 2006 and 2005, the foreign subsidiaries had $22.3 million and $18.8 million, respectively, of deferred tax assets. The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance.

Predecessor Period

In the predecessor period presented, Boise Forest Products Operations results were included in the consolidated income tax returns of OfficeMax. However, in the predecessor consolidated financial statement, income taxes were provided based on a calculation of the income tax expense that would have been incurred if our predecessor had operated as a separate taxpayer. Income taxes have been provided for all items included in the Consolidated Statement of Income, regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded. Current tax liabilities and receivables were transferred to OfficeMax and are included in “Net equity transactions with OfficeMax.” During the period of January 1 through October 28, 2004, the net current tax liability was $38.0 million.

Environmental

Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure you that we will at all times be in full compliance with environmental requirements, and we cannot assure you that we will not incur fines and penalties in the future. In 2006, we paid $22,157 in environmental fines and penalties across all of our segments.

We incur substantial capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2006, we spent approximately $9 million on capital expenditures to comply with environmental requirements. We anticipate capital expenditures of approximately $10 million in 2007 to comply with environmental requirements, and we expect to spend similar or greater amounts on environmental capital expenditures in the years ahead.

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

OfficeMax retains responsibility for environmental liabilities that occurred with respect to businesses, facilities, and other assets not purchased by us in the Forest Products Acquisition. In addition, OfficeMax generally indemnifies us for hazardous substance releases and other environmental violations that occurred prior to the Forest Products Acquisition or arose out of pre-Forest Products Acquisition operations at the businesses, facilities, and other assets purchased by us. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax.

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

Long-lived asset impairment is a critical accounting estimate, as it is susceptible to change from period to period. To estimate whether the carrying value of an asset or asset group is impaired, we estimate the undiscounted cash flows that could be generated under a range of possible outcomes. To measure future cash flows, we are required to make assumptions about future production volumes, future product pricing, and future expenses to be incurred. In addition, estimates of future cash flows may change based on the availability of logs and fiber, environmental requirements, capital spending, and other strategic management decisions. We estimate the fair value of an asset or asset group based on quoted market prices (the amount for which the asset(s) could be bought or sold in a current transaction with a third party) when available. When quoted market prices are not available, we use a discounted cash flow model to estimate fair value. We acquired most of our long-lived assets in October 2004 as part of the Forest Products Acquisition. As a result, most of our long-lived assets are valued at relatively current amounts.

In 2006, our St. Helens pulp and paper mill had positive income and earnings before interest, taxes, depreciation, and amortization (EBITDA). However, market forces put pressure on our St. Helens mill. In 2006, St. Helens’ fiber costs nearly doubled, and fiber availability was restricted. We temporarily reduced pulp production at the mill due to the inability to source wood fiber on a cost-effective basis. This resulted in approximately 20,000 tons of lost pulp production at St. Helens. The St. Helens mill also faced higher-than-average energy prices. The energy price increases outpaced our energy-reduction efforts. As a result, a team from across the paper business performed a detailed business review of the mill and, in December, presented their findings to company leaders. The team presented plans to increase the mill’s overall profitability and cash flows. Management will continue to monitor the mill’s progress and evaluate its ongoing financial performance.

As a result of the factors described above, we tested St. Helens’ assets for recoverability. We estimated the mill’s future undiscounted cash flows consistent with the test of recoverability discussed above. The results of the test for recoverability indicated that currently, the estimated future undiscounted cash flows exceed the carrying amount of the long-lived assets, and therefore, no impairment exists. We will monitor the mill’s progress and continue to test for recoverability, as appropriate.

We currently believe we have adequate support for the carrying value of all of our assets based on anticipated cash flows that will result from our estimates of future demand, pricing, and production costs assuming certain levels of capital expenditures. However, should the markets for our products deteriorate significantly or should we decide to invest capital in alternative projects and should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges that could have a material impact on our results of operations. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Purchase Price Allocation

We account for business combinations under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. As a result, we allocate the purchase price to the tangible and intangible assets and allocate assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition. The determination of the fair values of the assets acquired and liabilities assumed, as well as associated asset useful lives, requires management to make estimates. Estimated fair values are derived through consideration and application of standard valuation approaches and techniques.

On October 29, 2004, we acquired most of our assets as part of the Forest Products Acquisition. We estimated the value of property, plant, and equipment assets based on the application of a cost, market, or income approach. Under the cost approach, replacement cost new was estimated and then adjusted for depreciation due to physical, functional, and economic obsolescence. The market approach-derived value was based on an analysis of comparable asset sale information. The income approach-derived value was based on the forecasted cash flow potential of the asset. We estimated the fair value of trade names, trademarks, noncompete agreements, and technology based on the application of the income approach. The critical assumptions involved with valuing trade names, trademarks, noncompete agreements, and technology were the expected revenue and cash flow levels anticipated over the assets’ expected lives and the risk profiles of the assets. The fair value of customer relationships was based on the application of the cost approach. The critical assumptions involved with valuing customer relationships was associated with estimating the costs required to replicate these assets to their current condition. On February 1, 2006, we purchased the assets of CTC in Waco, Texas. Although the acquisition was significantly smaller in size, we estimated the value of assets consistent with the methodology described for the Forest Products Acquisition above.

Liabilities subjective in nature primarily include estimates of costs to restructure the operations of the acquired company. In accordance with the provision of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, restructuring activities increase goodwill. In accordance with SFAS No. 141, we had one year from the purchase date to finalize or receive information to determine changes in estimates of the fair value of assets acquired and liabilities assumed. Also, we had one year from the purchase date to adjust the initial purchase price allocations for changes in estimates of the fair value of assets acquired and liabilities assumed. See Note 11, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K for the purchase price adjustments recorded in 2005 and 2006.

The purchase price related to the Forest Products Acquisition may be adjusted upward or downward based on paper sales prices during the six years following the Forest Products Acquisition pursuant to the Additional Consideration Agreement. Over that period, we could pay OfficeMax a maximum aggregate amount of $125.0 million, or OfficeMax could pay us a maximum aggregate amount of $125.0 million, in each case net of payments received. The purchase price allocation does not include the effect, if any, of contingent additional consideration. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. For more information about the Additional Consideration Agreement, see “Item 13.  Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K.

Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the assets acquired and liabilities assumed, both the precision and reliability of the resulting estimates are subject to uncertainty.

Goodwill and Intangible Asset Impairment

We account for acquisitions under the purchase method of accounting, typically resulting in goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. The intangible assets with indefinite lives consist of some of our trade names and trademarks, while finite-lived intangible assets consist of customer relationships, noncompete agreements, technology, and other trade names.

At December 31, 2006, we had $21.8 million of goodwill on our Consolidated Balance Sheet recorded as $5.6 million, $6.6 million, $1.3 million, and $8.3 million in our Building Materials Distribution, Wood Products, Paper, and Packaging & Newsprint segments, respectively. At December 31, 2006, the net carrying amount recorded on our Consolidated Balance Sheet for intangible assets with indefinite lives, which represent some of our trade names and trademarks, was $22.7 million, and the net carrying amount for finite-lived purchased intangible assets, comprised of customer relationships, noncompete agreements, technology, and other trade names, was $14.8 million.

During fourth quarter 2006, we performed our annual impairment assessment of goodwill and indefinite-lived intangible assets for all our segments in accordance with the provisions of SFAS No. 142. We concluded that no impairment existed. We also evaluated the remaining useful lives of our finite-lived purchased intangible assets and determined no adjustments to the useful lives were necessary.

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

Valuation of Redeemable Equity Units

Management Equity Agreement

In April 2006 and December 2004, key managers of Boise purchased, pursuant to the terms of a Management Equity Agreement (Equity Plan), 0.3 million and 18.6 million equity units in FPH at $2.00 and $1.00 per unit, respectively, which was approximately equal to the estimated fair value on the date of purchase. Those who purchased FPH’s Series B equity units in April 2006 and December 2004 received grants of 5.3 million and 35.6 million, respectively, of FPH’s Series C equity units (profit interests) that represent the right to participate in profits after capital is returned to the holders of FPH’s Series B equity units. FPH’s Series C equity units participate in equity value appreciation above a specified level. In addition, in 2006, FPH issued 2.6 million 2006 Series C equity units to two other key managers and our four nonaffiliated directors for no consideration. We account for awards granted under the Equity Plan in our consolidated financial statements in accordance with SFAS No. 123(R).

FPH’s Series B and Series C equity units held by management are redeemable at FPH’s option upon termination of the management investor’s employment and at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. Our Credit Agreement limits the amount of redemptions to $3 million in any year. Except in the event of death or disability, we believe that the redemption of these units is within our control due to the interlocking boards of FPH and Boise and because FPH was organized solely for the purpose of establishing Boise to acquire the forest products and paper assets of OfficeMax. Repurchases under the Equity Plan have been funded by mirror-image redemptions of B units/shares and C units/shares held by FPH in its subsidiaries. Because the redemption of FPH’s Series B and Series C equity units and the expected parallel redemptions of our Series B and Series C equity units are a contingent event outside the employee’s control and the repurchase of immature units (units for which the investor has not been subject to the risks and rewards of ownership for at least six months after vesting occurs) is not currently deemed probable of occurring, we account for the units using equity plan accounting in accordance with FASB Staff Position (FSP) No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. However, because FPH units are subject to mandatory redemption in an event that is outside of our control (death or disability), we are required to classify these units outside of permanent equity on our Consolidated Balance Sheets at grant-date fair value. Accordingly, at December 31, 2006, we had $23.9 million recorded in “Redeemable equity units” on our Consolidated Balance Sheet. At December 31, 2005, prior to the merger discussed in “Merger With Boise Land & Timber Holdings Corp.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K, we recorded 55% of management’s investment in us, or $12.4 million, in “Redeemable equity units” on our Consolidated Balance Sheet, and Timber Holdings recorded 45% of the investment, or $7.8 million, in “Redeemable common stock” in their consolidated financial statements. Under equity plan accounting, the carrying value of management’s investment will not be adjusted to redemption value unless payment of redeemable amounts becomes probable. At the date it becomes probable, we adjust the carrying value to redemption value by marking the value of the equity units to market, which could result in additional compensation expense.

Vesting

Generally, the appreciation in the value of FPH’s Series B equity units issued under the Equity Plan and 50% of its Series C equity units vest 20% each year on December 31, 2005 through 2009. The other 50% of the Series C equity units generally vest at the end of 2009 if specific criteria tied to internal rates of return are met. Upon either the sale of the company as defined in the Equity Plan or an initial public offering, vesting is accelerated for all management investors. Other events may accelerate vesting for specifically affected management investors, but none of these events are within the control of the investor. The vesting schedules are shortened for those investors who were at least 60 years old as of the grant date, so that the units fully vest by December 31 of the year in which the investor reaches age 65 and at least two vesting periods have been met. Vesting does not trigger a right or obligation on the part of FPH or us to repurchase equity units held by management investors.

Series B Equity Units

We used a form of income approach, known as discounted cash flow analysis, and a market approach, which used an event analysis and a trend analysis, to estimate the grant date fair value of the Series B equity units.

The outcomes of the discounted cash flow analysis, the event analysis, and the trend analysis were given equal consideration. The analyses demonstrated that the fair value of the units issued by FPH was equal to or less than the amount each employee was required to pay. As a result, we did not recognize compensation expense on the dates the Series B equity units were granted.

Series C Equity Units

The fair value of the Series C equity units as of the grant date was estimated by analyzing our possible future events, the paths to liquidity for the holders of the Series C equity units, and how these paths may affect the valuation of the Series C equity units. These possible future events included a sale of the company, an initial public offering, and remaining a private company. We estimated probabilities of these events occurring based on our strategies at each of the grant dates. A decision tree analysis that incorporated these event outcomes and the likelihood of their occurrences was created. Payoffs to the holders of the Series C equity units were constructed at each event outcome on the decision tree. Based on this framework, a simulation analysis was run to arrive at the fair values of the Series C equity units.

SFAS No. 123(R) requires different valuation calculations for equity grants that have a service condition and equity grants that have a market condition. The 50% of the Series C equity units that vest over time are “service condition” awards. Under the requirements of SFAS No. 123(R), the fair value of these awards is measured assuming that all conditions have been met, or as if they were fully vested on the grant date. Compensation expense is recognized over the vesting period and adjusted if the service condition is not met. We determined the average fair value on the date of grant of the Series C equity units granted in 2006 and 2004 that vest over time to be approximately $0.11 and $0.46 per unit, respectively.

The 50% of Series C equity units that vest based on internal rates of return are “market condition” grants under the requirements of SFAS No. 123(R). The standard requires that the valuation of market condition awards considers the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the internal rate of return represents a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS No. 123(R) for an award regardless of when, if ever, the market condition is satisfied. We determined the average fair value on the date of grant of the Series C equity units granted in 2006 and 2004 that generally vest based on internal rates of return to be approximately $0.08 and $0.24 per unit, respectively.

At December 31, 2006, we had $5.8 million of unrecognized compensation cost related to the nonvested Series C redeemable equity units granted under the Equity Plan. The cost is expected to be recognized generally over a weighted-average period of 2.5 years.

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

Pensions

We account for pension expense in accordance with SFAS No. 87, Employers’ Accounting for Pensions.  This statement requires us to calculate pension expense and liabilities using actuarial assumptions, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement rates, mortality rates, expected contributions, and other factors. We based the assumptions used to calculate pension expense on the following factors:

Discount Rate Assumption.  The discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The plan’s projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

Asset Return Assumption.  We based our expected rate of return on plan assets on the average rate of earnings expected on invested funds. The 2006 expected rate of return on plan assets was 7.25%, which was based on a target allocation of approximately 53% U.S. equity securities (which were expected to earn approximately 8.0% in the long term), 15% international equity securities (which were expected to earn approximately 8.25% in the long term), and 32% fixed-income securities (which were expected to earn approximately 5.60% in the long term).

Rate of Compensation Increases.  This assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation.

Retirement and Mortality Rates.  These rates are developed to reflect actual and projected plan experience.

Expected Contributions.  Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed, for example, changes we might commit to in future labor contracts. In 2007, there is no required minimum contribution to our qualified pension plans. However, we may make voluntary contributions.

In December 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R), which required us to recognize the funded status of our pension and other postretirement benefit plans on our 2006 Consolidated Balance Sheet. It also required us to recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of other comprehensive income, net of tax, in our Consolidated Statement of Capital. In connection with adopting SFAS No. 158, we reduced our liabilities $38.1 million and increased capital by about the same amount. The decrease in total liabilities resulted from recording $43.9 million of actuarial gains, partially offset by prior service costs. The $43.9 million actuarial gain resulted from our plan experiencing a better than expected rate of return on plan assets, an increase in the discount rate assumption used to measure pension benefit obligations from 5.60% to 5.90% at December 31, 2006, and $20 million of voluntary contributions to our qualified pension plans in 2006. Actual results that differ from assumptions are accumulated and amortized over future periods, and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31,	Year Ended December 31
	2007	2006	2005
	(millions, except for percentages)
Pension expense	$24.3	$26.9	$26.8
Discount rate	5.90%	5.60%	5.75%
Expected rate of return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increases	4.25%	4.25%	4.25%

A 0.25% change in either direction to the discount rate, the expected rate of return on plan assets, or the rate of compensation increases, would have had the following effect on 2007 and 2006 pension expense. These sensitivities are specific to 2007 and 2006. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
		(millions)
2006 Expense
Discount rate	$26.9	$(0.9)	$0.9
Expected rate of return on plan assets	26.9	(1.2)	1.2
Rate of compensation increases	26.9	0.4	(0.4)

2007 Expense
Discount rate	$24.3	$(0.8)	$0.8
Expected rate of return on plan assets	24.3	(1.3)	1.3
Rate of compensation increases	24.3	0.5	(0.5)

New and Recently Adopted Accounting Standards

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We will adopt this standard January 1, 2008. We do not expect it to have a material impact on our financial position, results of operations, or cash flows.

Recently Adopted Accounting Standards

In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits companies from accruing a liability for the future costs of periodic major overhauls and maintenance of plant and equipment in annual and interim financial reporting periods. In all periods presented, we charged planned shutdown maintenance costs in our Paper and Packaging & Newsprint segments to income (loss) ratably over the year. This statement prohibits that practice and requires us to use one of three alternative methods of accounting for planned major maintenance activities, including direct expense, built-in overhaul, or the deferral method. We adopted this FSP January 1, 2007, and recast our 2006 interim financial information using the direct expense method. The FSP increases the volatility of earnings in the period a planned shutdown occurs, but it has no impact on our annual results of operations.

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. We adopted SAB 108 in December 2006, and it did not have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions. FIN No. 48 was effective beginning January 2007. Because the majority of our businesses and assets are held and operated by limited liability companies and the income taxes of these operations are payable by our equity holders, it did not have a material impact on our financial position or results of operations. However, events could arise in the future that would cause the adoption of this interpretation to have a material impact on our financial statements. In addition, if our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

In September 2005, the FASB’s EITF reached a consensus on EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty. The consensus identifies circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. We adopted this standard effective January 2006, and it required us to report our inventory buy/sell transactions in our Packaging & Newsprint and Paper segments on a net basis in our Consolidated Statements of Income. Previously, in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and SAB No. 104, Revenue Recognition, we recorded sales and purchases related to our inventory buy/sell arrangements on a gross basis. This consensus had no impact on net income. Had this consensus previously been in effect, it would have reduced sales $76.1 million, $15.6 million, and $63.6 million for the year ended December 31, 2005, and the periods of October 29 through December 31, 2004, and January 1 through October 28, 2004, and would have reduced “Materials, labor, and other operating expenses” by about the same amount. In accordance with the provisions of EITF 04-13, prior-period financial information has not been recast to conform with the current period’s presentation.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN No. 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN No. 47 in December 2005, and it did not have a material impact on our financial position or results of operations. For more information, see Note 12, Asset Retirement Obligations, of the Notes to the Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K.

See Note 16, Redeemable Equity Units, of the Notes to the Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K for a discussion of FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event, and Note 15, Retirement and Benefit Plans, for a discussion of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106, and 132(R).

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

                For a reconciliation of net income (loss) to EBITDA, see “Item 6.  Selected Financial Data” of this Form 10-K. The following is a reconciliation of historical income (loss) from operations to EBITDA and the effects of items included in EBITDA for the years ended December 31, 2006 and 2005, and the periods of October 29 (inception) through December 31, 2004, and January 1 through October 28, 2004:

	Boise
	December 31, 2006						December 31, 2005
	Building				Corporate		Building				Corporate
	Materials	Wood		Packaging	and		Materials	Wood		Packaging	and
	Distribution	Products	Paper	& Newsprint	Other	Total	Distribution	Products	Paper	& Newsprint	Other	Total
						(millions)
Income (loss) from operations	$75.3	$37.2	$63.1	$45.3	$(37.5)	$183.4	$99.9	$119.4	$58.6	$23.8	$(29.0)	$272.7
Foreign exchange gain (loss)	—	—	—	—	0.4	0.4	—	—	—	—	(0.3)	(0.3)
Segment income (loss)	75.3	37.2	63.1	45.3	(37.1)	183.8	99.9	119.4	58.6	23.8	(29.4)	272.3
Depreciation, amortization, and depletion	9.2	27.6	62.3	50.8	5.4	155.3	9.1	23.0	54.0	37.2	5.5	128.8
EBITDA	$84.6	$64.9	$125.4	$96.1	$(31.9)	$339.1	$109.0	$142.4	$112.6	$61.0	$(23.8)	$401.2

EBITDA for the years ended December 31, 2006 and 2005, includes the effects of the following items:

	(millions)
Offering and project costs (a)	$—	$(1.5)	$—	$—	$(3.0)	$(4.5)	$—	$—	$—	$—	$(3.6)	$(3.6)
Gain on changes in retiree healthcare programs (b)	—	—	—	—	3.7	3.7	—	—	—	—	9.9	9.9
	$—	$(1.5)	$—	$—	$0.7	$(0.8)	$—	$—	$—	$—	$6.3	$6.3

	Boise						Precedessor
	October 29 (inception) through December 31, 2004						January 1 through October 28, 2004
	Building				Corporate		Building				Corporate
	Materials	Wood		Packaging	and		Materials	Wood		Packaging	and
	Distribution	Products	Paper	& Newsprint	Other	Total	Distribution	Products	Paper	& Newsprint	Other	Total
	(millions)
Income (loss) from operations	$10.1	$15.6	$19.0	$7.3	$(8.0)	$44.0	$78.8	$150.2	$(35.4)	$(1.2)	$(57.7)	$134.7
Gain on sale of equity affiliate (c)	—	—	—	—	—	—	—	46.5	—	—	—	46.5
Foreign exchange gain	—	—	—	—	1.2	1.2	—	—	—	—	0.9	0.9
Equity in net income of affiliate	—	—	—	—	—	—	—	6.3	—	—	—	6.3
Segment income (loss)	10.1	15.6	19.0	7.3	(6.8)	45.2	78.8	203.0	(35.4)	(1.2)	(56.8)	188.4
Depreciation, amortization, and depletion	1.5	3.3	8.3	6.0	0.9	20.0	6.1	23.5	118.5	34.7	11.0	193.8
EBITDA	$11.6	$18.9	$27.3	$13.3	$(5.9)	$65.2	$84.9	$226.5	$83.1	$33.5	$(45.8)	$382.2

EBITDA for the periods of October 29 (inception) through December 31, 2004, and January 1 through October 28, 2004, includes the effects of the following items:

	(millions)
Gain on sale of equity of affiliate (c)	$—	$—	$—	$—	$—	$—	$—	$46.5	$—	$—	$—	$46.5
Equity in net income of affiliate	—	—	—	—	—	—	—	6.3	—	—	—	6.3
Loss on sale of mill (d)	—	—	—	—	—	—	—	(7.1)	—	—	—	(7.1)
Retention bonus (e)	—	—	—	—	—	—	—	—	—	—	(12.7)	(12.7)
Inventory purchase price adjustments (f)	(2.7)	(5.8)	(10.6)	(1.1)	—	(20.2)	—	—	—	—	—	—
	$(2.7)	$(5.8)	$(10.6)	$(1.1)	$—	$(20.2)	$—	$45.7	$—	$—	$(12.7)	$33.0

(a)                                  Represents expenses for the write-off of costs incurred in connection with the canceled initial public offering and other special projects.

(b)                                 2006 and 2005 include gains of $3.7 million and $9.9 million, respectively, for changes to our retiree healthcare programs. For more information, see Note 15, Retirement and Benefit Plans, of the Notes to the Consolidated Financial Statements in “Item 8. Consolidated Financial Statements” of this Form 10-K.

(c)                                  Represents a pretax gain recognized in connection with our predecessor’s sale in May 2004 of its 47% interest in Voyageur Panel.

(d)                                 Reflects costs incurred in connection with the February 2004 sale of our predecessor’s Yakima, Washington, plywood and lumber operations.

(e)           Reflects expense primarily for a one-time retention bonus OfficeMax granted to our employees.

(f)                                    As a result of purchase price accounting, we wrote up the value of our inventory, which increased the costs and expenses recognized by us upon the sale of the inventory by $20.2 million for the period of October 29 (inception) through December 31, 2004.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption “Disclosures of Financial Market Risks” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

ITEM 8.            CONSOLIDATED FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income

	Boise			Predecessor
			October 29
			(inception)	January 1
			through	through
	Year Ended December 31		December 31,	October 28,
	2006	2005	2004	2004
	(thousands)
Sales
Trade	$5,203,952	$5,345,106	$779,953	$4,417,440
Related parties	575,913	562,338	92,774	444,608
	5,779,865	5,907,444	872,727	4,862,048

Costs and expenses
Materials, labor, and other operating expenses	5,063,041	5,155,112	733,509	4,122,045
Fiber costs from related parties	—	17,609	24,451	95,537
Depreciation, amortization, and depletion	155,311	128,826	20,037	193,816
Selling and distribution expenses	283,636	264,072	40,118	211,319
General and administrative expenses	88,364	74,732	10,608	79,317
Other (income) expense, net	6,089	(5,592)	(23)	25,348
	5,596,441	5,634,759	828,700	4,727,382

Income from operations	183,424	272,685	44,027	134,666

Equity in net income of affiliate	—	—	—	6,308
Gain on sale of equity affiliate	—	—	—	46,498
Foreign exchange gain (loss)	401	(340)	1,181	912
Change in fair value of interest rate swaps	—	9,886	—	—
Interest expense	(112,404)	(166,344)	(22,182)	(72,124)
Interest income	3,781	3,391	2,005	557
	(108,222)	(153,407)	(18,996)	(17,849)

Income before income taxes	75,202	119,278	25,031	116,817
Income tax (provision) benefit	(3,631)	2,089	(329)	(47,351)
Net income	$71,571	$121,367	$24,702	$69,466

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Balance Sheets

	December 31
	2006	2005
	(thousands)
ASSETS

Current
Cash and cash equivalents	$45,169	$88,171
Receivables
Trade, less allowances of $1,734 and $1,947	327,138	338,821
Related parties	37,986	43,010
Other	19,027	20,980
Inventories	640,826	633,783
Other	13,027	10,694
	1,083,173	1,135,459

Property
Property and equipment, net	1,462,315	1,497,054
Fiber farms and deposits	40,492	52,236
	1,502,807	1,549,290

Deferred financing costs	31,474	37,778
Goodwill	21,846	15,101
Intangible assets	37,507	31,804
Other assets	28,390	44,231
Total assets	$2,705,197	$2,813,663

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Balance Sheets (continued)

	December 31
	2006	2005
	(thousands)
LIABILITIES AND CAPITAL
Current
Short-term borrowings	$3,200	$—
Accounts payable	341,201	383,207
Accrued liabilities
Compensation and benefits	93,287	106,289
Interest payable	11,847	10,630
Other	54,600	46,244
	504,135	546,370

Debt
Long-term debt	1,213,900	1,365,800
Note payable to related party, net	—	270,854
	1,213,900	1,636,654
Other
Compensation and benefits	111,676	121,269
Other long-term liabilities	36,642	31,937
	148,318	153,206

Redeemable equity units
Series B equity units — 17,107,889 units and 17,296,624 units outstanding	17,477	9,508
Series C equity units — 39,576,540 units and 32,173,830 units outstanding	6,434	2,904
	23,911	12,412

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000,000 units authorized and outstanding	78,290	39,885
Series B equity units — no par value; 550,000,000 units and 549,000,000 units authorized; 530,356,601 units and 530,356,601 units outstanding	724,988	417,601
Series C equity units — no par value; 44,000,000 units and 38,165,775 units authorized	11,655	7,535
Total capital	814,933	465,021

Total liabilities and capital	$2,705,197	$2,813,663

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Cash Flows

	Boise			Predecessor
			October 29
			(inception)	January 1
			through	through
	Year Ended December 31		December 31,	October 28,
	2006	2005	2004	2004
	(thousands)
Cash provided by (used for) operations
Net income	$71,571	$121,367	$24,702	$69,466
Items in net income not using (providing) cash
Equity in net income of affiliate	—	—	—	(6,308)
Depreciation, depletion, and amortization of deferred financing costs and other costs	157,312	178,677	22,361	193,816
Related-party interest expense	14,070	18,909	—	—
Deferred income taxes	968	(4,788)	—	—
Pension and other postretirement benefit expense	27,447	28,681	2,907	66,623
Gain on changes in retiree healthcare programs	(3,741)	(9,900)	—	—
Change in fair value of interest rate swaps	—	(9,886)	—	—
Management equity units expense	3,514	2,904	—	—
(Gain) loss on sales of assets	3,311	—	—	(46,745)
Other	2,990	2,365	(1,181)	(912)
Decrease (increase) in working capital, net of acquisitions
Receivables	23,558	(61,415)	121,952	(320,901)
Inventories	(4,813)	(38,942)	(21,403)	(15,433)
Accounts payable and accrued liabilities	(25,103)	95,897	85,568	74,437
Pension and other postretirement benefit payments	(20,736)	(11,073)	(62)	(66,623)
Current and deferred income taxes	4,385	(4,466)	—	9,342
Other	(1,055)	(1,591)	(4,368)	(4,548)
Cash provided by (used for) operations	253,678	306,739	230,476	(47,786)

Cash provided by (used for) investment
Expenditures for property and equipment	(153,524)	(170,282)	(28,900)	(140,217)
Acquisitions of businesses and facilities	(42,609)	—	(2,196,452)	—
Sales of assets	43,487	18,536	—	103,229
Repayment of note receivable from related party, net	—	157,509	—	—
Note receivable from related party, net	—	—	(157,509)	—
Other	1,908	3,654	(2,627)	(141)
Cash provided by (used for) investment	(150,738)	9,417	(2,385,488)	(37,129)

Cash provided by (used for) financing
Issuances of long-term debt	373,300	920,000	2,020,000	—
Payments of long-term debt	(525,200)	(1,534,200)	(40,000)	—
Note payable to related party, net	(283,847)	250,272	—	—
Tax distributions to members	(19,269)	(23,143)	—	—
Proceeds from changes to interest rate swaps	25,620	—	—	—
Capital contributions from members	280,366	—	—	—
Net issuance (repurchases) of equity units	(89)	(746)	338,877	—
Net equity transactions with OfficeMax	—	—	—	67,131
Net debt issuances to OfficeMax	—	—	—	17,784
Other	3,177	(3,513)	(520)	—
Cash provided by (used for) financing	(145,942)	(391,330)	2,318,357	84,915

Increase (decrease) in cash and cash equivalents	(43,002)	(75,174)	163,345	—

Balance at beginning of the period	88,171	163,345	—	—
Balance at end of the period	$45,169	$88,171	$163,345	$—

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Capital

Predecessor	Business Unit Equity	Accumulated Other Comprehensive Income (loss)	Total Capital
		(thousands)
Balance at December 31, 2003	$727,832	$862	$728,694
Comprehensive income:
Net income (a)	69,466	—	69,466
Other comprehensive loss, net of tax (a) (b)
Cash flow hedges	—	(487)	(487)
Comprehensive income (loss)	69,466	(487)	68,979
Net equity transactions with OfficeMax	67,131	—	67,131
Balance at October 28, 2004	$864,429	$375	$864,804

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
Boise	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)
Balance at October 29, 2004 (inception)	—	$—	—	$—	—	$—	$—
Equity issued for acquisition	66,000	36,367	530,357	292,256	—	—	328,623
Net income (a)	—	—	—	24,702	—	—	24,702
Other comprehensive income, net of tax (a) (b)
Cash flow hedges	—	—	—	6,261	—	—	6,261
Paid-in-kind dividend	—	501	—	(501)	—	—	—
Balance at December 31, 2004	66,000	36,868	530,357	322,718	—	—	359,586

Net income (a)	—	—	—	121,367	—	—	121,367
Other comprehensive income, net of tax (a) (b)
Cash flow hedges	—	—	—	7,269	—	—	7,269
Minimum pension liability adjustment	—	—	—	(58)	—	—	(58)
Paid-in-kind dividend	—	3,017	—	(3,017)	—	—	—
Tax distributions to members	—	—	—	(23,143)	—	—	(23,143)
Allocation of profit interest to Series C equity units	—	—	—	(7,535)	—	7,535	—
Balance at December 31, 2005 (c) (d)	66,000	39,885	530,357	417,601	—	7,535	465,021

Net income (a)	—	—	—	71,571	—	—	71,571
Other comprehensive income, net of tax (a) (b)
Cash flow hedges	—	—	—	(10,327)	—	—	(10,327)
Minimum pension liability adjustment	—	—	—	58	—	—	58
Unfunded accumulated benefit obligation	—	—	—	37,263	—	—	37,263
Capital contributions from members	—	34,773	—	237,709	—	—	272,482
Paid-in-kind dividend	—	3,632	—	(3,632)	—	—	—
Tax distributions to members	—	—	—	(22,022)	—	—	(22,022)
Allocation of profit interest to Series C equity units	—	—	—	(4,120)	—	4,120	—
Other	—	—	—	887	—	—	887
Balance at December 31, 2006 (c)	66,000	$78,290	530,357	$724,988	—	$11,655	$814,933

(a)                                  Total comprehensive income for the years ended December 31, 2006 and 2005, and the periods of October 29 (inception) through December 31, 2004, and January 1 through October 28, 2004, were $98.6 million, $128.6 million, $31.0 million, and $69.0 million, respectively.

(b)                                 Total other comprehensive income (loss) for the years ended December 31, 2006 and 2005, and the periods of October 29 (inception) through December 31, 2004, and January 1 through October 28, 2004, were $27.0 million, $7.2 million, $6.3 million, and $(0.5) million, respectively.

(c)                                  Accumulated other comprehensive income at December 31, 2006 and 2005, was $40.5 million and $13.5 million, respectively.

(d)                                 The Consolidated Statements of Capital do not reflect the effect of our converting to a C corporation on May 9, 2005. As a result of rescinding our C corporation status in December 2005, the Consolidated Statements of Capital roll forward our capital as if we had been a limited liability company during all of 2005.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.             Summary of Significant Accounting Policies

Basis of Presentation

As used in these consolidated financial statements, the terms “Boise” and “we” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries and their predecessors in interest. Our operations began on October 29, 2004, when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the names “Boise” and “Boise Cascade” as part of the Forest Products Acquisition. Concurrently with the Forest Products Acquisition, Boise Land & Timber Holdings Corp. (Timber Holdings), an entity that was majority-owned by our majority owner, Forest Products Holdings, L.L.C. (FPH), acquired OfficeMax’s timberland operations. In 2005, Timber Holdings sold its timberlands, and in November 2006, Timber Holdings merged with and into us. For more information about the merger, see Note 3, Merger With Boise Land & Timber Holdings Corp.

We are a diversified North American paper and forest products company. We are headquartered in Boise, Idaho. The consolidated financial statements present the financial results of Boise for the years ended December 31, 2006 and 2005, and the period of October 29 (inception) through December 31, 2004, and the results of Boise Forest Products Operations for the period of January 1 through October 28, 2004. We operate our business in the following five reportable segments: Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. Historically, OfficeMax conducted the businesses acquired by Boise in three segments: Boise Building Solutions, Boise Paper Solutions, and Corporate and Other. We have recast the financial statements of our predecessor to conform with our current segment presentation. OfficeMax’s forest products and paper operations included timberland assets, which were allocated to OfficeMax’s Boise Building Solutions and Boise Paper Solutions. Since we did not acquire the timberland operations from OfficeMax, they are not included in the predecessor financial statements. See Note 18, Segment Information, for additional information about our reportable segments.

The predecessor financial statement includes accounts specifically attributed to Boise Forest Products Operations and a portion of OfficeMax’s shared corporate general and administrative expenses. These shared services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. Some of OfficeMax’s corporate costs related solely to Boise Forest Products Operations and were allocated in full to these operations. Shared corporate general and administrative expenses not specifically identifiable to Boise Forest Products Operations have been allocated based on sales, assets, and labor costs. The predecessor financial statement also includes an allocation of interest expense related to OfficeMax’s debt (see Note 13, Debt). The predecessor’s results have been included in OfficeMax’s consolidated tax returns. Income taxes in the predecessor period of these consolidated financial statements have been calculated as if Boise Forest Products Operations were a separate taxable entity (see Note 8, Income Taxes). Information on the allocations and related-party transactions is included in Note 5, Transactions With Related Parties.

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

Foreign Currency Translation

The functional currency for our operations outside the United States is the U.S. dollar. Nonmonetary assets and liabilities and related depreciation and amortization for these foreign operations are remeasured into U.S. dollars using historical exchange rates. Monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the Consolidated Balance Sheet date. Revenue and expense items are remeasured into U.S. dollars using an average exchange rate for the period. The foreign exchange gains (losses) reported in the Consolidated Statements of Income resulted from the remeasurements into the U.S. dollar.

Revenue Recognition

We recognize revenue when the following criteria are met:  persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (f.o.b) shipping point. For sales transactions designated f.o.b destination, revenue is recorded when the product is delivered to the customer’s delivery site. Fees for shipping and handling charged to customers for sales transactions are included in “Sales.” Costs related to shipping and handling are included in “Materials, labor, and other operating expenses.”

Equity Compensation

We account for our Management Equity Agreement (Equity Plan) under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Awards under our Equity Plan vest over periods up to five years. In 2006 and 2005, we recognized $3.5 million and $2.9 million of compensation expense. See Note 16, Redeemable Equity Units, for a discussion of the plan and the method we use to calculate compensation expense.

During the period of January 1 through October 28, 2004, stock compensation was granted to our employees under OfficeMax’s stock compensation plans. OfficeMax used the fair-value-based method of accounting for stock-based employee compensation, using the prospective method of transition under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation, for all employee awards granted on or after January 1, 2003. For the period of January 1 through October 28, 2004, our predecessor recognized $14.6 million of pretax compensation expense. For more information, see Note 17, Capital.

Research and Development Costs

We expense research and development costs as incurred. For the years ended December 31, 2006 and 2005, and the period of October 29 through December 31, 2004, research and development expenses were $0.9 million, $1.1 million, and $0.2 million, respectively. For the period of January 1 through October 28, 2004, research and development expenses were $1.9 million.

Advertising Costs

We expense the cost of advertising as incurred. For the years ended December 31, 2006 and 2005, and the period of October 29 through December 31, 2004, advertising expenses were $10.7 million, $9.2 million, and $1.2 million, respectively. For the period of January 1 through October 28, 2004, advertising expense was $7.9 million. These expenses were recorded in “Selling and distribution expenses.”

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. Cash equivalents totaled $2.0 million and $23.6 million at December 31, 2006 and 2005, respectively.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience, an aging of accounts receivable, and an analysis of specific customer accounts. We periodically review our allowance for doubtful accounts and adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. We may at times insure or arrange for guarantees on our receivables.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values based on their short-term nature. The recorded values of our long-term debt approximates fair value, since our debt is predominately variable-rate.

We are exposed to risks such as changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. The fair values of derivative instruments are determined by third parties. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in current income (loss).

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2006 and 2005, we had $4.3 million and $3.6 million, respectively, of vendor rebates and allowance recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. The rebates are recorded as a decrease in sales. At December 31, 2006 and 2005, we had $23.9 million and $23.7 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the average or first-in, first-out (FIFO) method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include the costs of harvesting the timber.

Inventories include the following:

	December 31
	2006	2005
	(thousands)
Finished goods and work in process	$420,620	$414,035
Logs	54,326	62,839
Other raw materials and supplies	165,880	156,909
	$640,826	$633,783

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. Capitalized interest was not material in any of the periods presented. In all periods presented, we expensed routine repair and maintenance costs as incurred and charged planned major maintenance costs in our Paper and Packaging & Newsprint segments to income (loss) ratably over the year. Effective January 1, 2007, we began expensing all repair and maintenance costs as incurred in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. See “Recently Adopted Accounting Standards” below for more information. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). In all periods presented, we used the straight-line method of depreciation.

After reviewing the estimated useful lives of some of our depreciable assets, we determined that some of our assets would be used for a shorter period of time than the depreciable lives previously assigned to them. As a result, we revised the depreciation estimates to reflect the remaining expected use of the assets. This change in estimate decreased net income approximately $12 million in 2006, and we expect the changes to decrease net income approximately the same amount in 2007.

Property and equipment consisted of the following asset classes and the following general range of estimated useful lives:

			General Range of
	Year Ended December 31		Estimated Useful
	2006	2005	Lives in Years
	(thousands)
Land and land improvements	$72,539	$79,420	10-20
Buildings and improvements	231,423	226,232	15-40
Machinery and equipment	1,338,894	1,224,833	2-20
Construction in progress	100,370	106,459	N/A
	1,743,226	1,636,944
Less accumulated depreciation	(280,911)	(139,890)	N/A
	$1,462,315	$1,497,054

Fiber Farms and Deposits

The consolidated financial statements include our cottonwood fiber farm in our Paper segment and our eucalyptus plantation land in Brazil in our Wood Products segment. Our cottonwood fiber is a short-rotation fiber that has a growing cycle averaging six to eight years. The eucalyptus in Brazil has a growing cycle averaging 12 to 14 years.

Costs for activities related to the establishment of a new crop of trees, including planting, thinning, fertilization, pest control, herbicide application, irrigation, and land lease costs, are capitalized, while costs for administration, insurance, and property taxes are expensed. The capitalized costs are accumulated by specifically identifiable farms or irrigation blocks. We charge capitalized costs, excluding land, to “Depreciation, amortization, and depletion” in the accompanying Consolidated Statements of Income at the time the fiber is harvested based on periodically determined depletion rates.

Historically, we owned or controlled, directly or through our affiliates, approximately 2.3 million acres of timber. In February 2005, these timberlands were sold to Forest Capital Partners, LLC (Forest Capital), an unaffiliated party, for $1.65 billion in cash. We refer to this sale as the Timberlands Sale. In connection with the Timberlands Sale, we entered into a number of long-term log and fiber supply agreements with Forest Capital. At December 31, 2006, our total obligation for log and fiber purchases under contracts with third parties, including Forest Capital, was approximately $839.8 million. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. The obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals.

Long-Lived Asset Impairment

We account for the impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of long-lived assets exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future undiscounted cash flows from operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Goodwill

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We assess goodwill in the fourth quarter of each year using a fair-value-based approach. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2006 and 2005 and determined that there was no impairment.

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. “Other assets” in the Consolidated Balance Sheets includes $4.7 million and $5.9 million of deferred software costs at December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, and the periods of October 29 through December 31, 2004, and January 1 through October 28, 2004, amortization of deferred software costs totaled $1.8 million, $2.7 million, $0.4 million, and $2.8 million, respectively.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. This standard primarily affects the way we account for landfill closure and closed-site monitoring costs. We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. See Note 12, Asset Retirement Obligations, for additional information.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We will adopt this standard January 1, 2008. We do not expect it to have a material impact on our financial position, results of operations, or cash flows.

Recently Adopted Accounting Standards

In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits companies from accruing a liability for the future costs of periodic major overhauls and maintenance of plant and equipment in annual and interim financial reporting periods. In all periods presented, we charged planned shutdown maintenance costs in our Paper and Packaging & Newsprint segments to income (loss) ratably over the year. This statement prohibits that practice and requires us to use one of three alternative methods of accounting for planned major maintenance activities, including direct expense, built-in overhaul, or the deferral method. We adopted this FSP January 1, 2007, and recast our 2006 interim financial information using the direct expense method. The FSP increases the volatility of earnings in the period a planned shutdown occurs, but it has no impact on our annual results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. We adopted SAB 108 in December 2006, and it did not have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions. FIN No. 48 was effective beginning January 2007. Because the majority of our businesses and assets are held and operated by limited liability companies, and the income taxes of these operations are payable by our equity holders, it did not have a material impact on our financial position or results of operations. However, events could arise in the future that would cause the adoption of this interpretation to have a material impact on our financial statements. In addition, if our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

In September 2005, the FASB’s EITF reached a consensus on EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty. The consensus identifies circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. We adopted this standard effective January 2006, and it required us to report our inventory buy/sell transactions in our Packaging & Newsprint and Paper segments on a net basis in our Consolidated Statements of Income. Previously, in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and SAB No. 104, Revenue Recognition, we recorded sales and purchases related to our inventory buy/sell arrangements on a gross basis. This consensus had no impact on net income. Had this consensus previously been in effect, it would have reduced sales $76.1 million, $15.6 million, and $63.6 million for the year ended December 31, 2005, and the periods of October 29 through December 31, 2004, and January 1 through October 28, 2004, and would have reduced “Materials, labor, and other operating expenses” by about the same amounts. In accordance with the provisions of EITF 04-13, prior-period financial information has not been recast to conform with the current period’s presentation.

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

See Note 15, Retirement and Benefit Plans, for a discussion of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106, and 132(R), and Note 16, Redeemable Equity Units, for a discussion of FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event.

2.             Purchase of OfficeMax’s Forest Products and Paper Assets

On October 29, 2004 (inception), we acquired OfficeMax’s forest products and paper assets, other than its timberland operations, for an aggregate purchase price of $2.2 billion, including approximately $140 million of related fees and expenses (the Forest Products Acquisition). The purchase price was determined based on negotiations between Madison Dearborn Partners (MDP), our equity sponsor who controls Forest Products Holdings, L.L.C. (FPH), and OfficeMax. As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Under the Additional Consideration Agreement, we could pay to OfficeMax, or OfficeMax could pay to us, a maximum aggregate amount of $125.0 million, in each case net of payments received. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. The purchase price recorded for the Forest Products Acquisition does not include the effect, if any, of contingent consideration. We accounted for the Forest Products Acquisition using the purchase method of accounting. We allocated the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Estimated fair values were derived through consideration and application of standard valuation approaches and techniques. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill.

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

At December 31, 2006, we had approximately $0.6 million of restructuring reserves related to severance costs recorded in “Accrued liabilities, Compensation and benefits.” The severance costs related to costs for approximately 350 terminated employees. The remaining reserve relates to severance payments that will be paid by the end of 2007. Of the $0.6 million remaining restructuring reserve, $0.5 million is recorded in our Paper segment, and $0.1 million is in Corporate and Other. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total
	(thousands)
2004 restructuring reserve	$13,768	$501	$14,269
Charges against reserve	(1,012)	(1)	(1,013)
Restructuring reserve at December 31, 2004	12,756	500	13,256

Additions to restructuring reserve	6,913	221	7,134
Charges against reserve	(16,162)	(593)	(16,755)
Restructuring reserve at December 31, 2005	3,507	128	3,635

Charges against reserve	(2,894)	(128)	(3,022)
Restructuring reserve at December 31, 2006	$613	$—	$613

3.             Merger With Boise Land & Timber Holdings Corp.

At the time of the Forest Products Acquisition, Boise Land & Timber Holdings Corp. (Timber Holdings) acquired the timberlands of OfficeMax. At the time of the timberlands acquisition, our majority owner, FPH, held an 80.1% majority interest in Timber Holdings, and OfficeMax (through its subsidiary) held the remaining 19.9% interest. In 2005, Timber Holdings sold its timberlands. In connection with the sale, its subsidiary, Boise Land & Timber Corp. (Timber Corp.), made a $264.8 million loan to us. The amount of this related-party loan was subject to adjustment based on transactions between Timber Corp. and us. In November 2006, we repaid the $281.3 million balance of the loan from Timber Corp. Immediately thereafter, Timber Holdings merged with and into us, which effectively transferred the loan repayment proceeds to us. In the merger, Timber Holdings transferred all of its ownership in Timber Corp. to FPH and a subsidiary of OfficeMax.

As a result of the merger transaction, FPH and OfficeMax were deemed to have used the loan repayment proceeds to make an additional investment in the equity of our company. OfficeMax, the sole holder of our Series A equity units, used approximately $34.8 million to make an additional investment in our Series A equity units. FPH and OfficeMax used an aggregate of $245.6 million to make an additional investment in our Series B equity units. After the purchase, FPH and OfficeMax continued to hold 80.1% and 19.9%, respectively, of our Series B equity units and the number of equity units held remained the same.

In addition, as part of the note repayment and the merger transaction, we amended our senior secured credit agreement (Credit Agreement) so that Timber Corp. is no longer a party to and/or guarantor of the lending arrangements provided for in the Credit Agreement. The amendment had no effect on the amount owed under the Credit Agreement, terms of payment, interest rate, availability of additional credit, or other material terms of the Credit Agreement.

4.             Purchase of Central Texas Corrugated’s Assets

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses, but before working capital adjustments. In 2006, we paid approximately $42.6 million of cash for the acquisition, which is net of a $2.0 million holdback that is payable in five years. At December 31, 2006, “Other long-term liabilities” on our Consolidated Balance Sheet included a $1.4 million discounted holdback (including accrued accretion expense). CTC manufactures corrugated sheets that it sells primarily to regional container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes.

We accounted for the acquisition using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of February 1, 2006. We had one year from the purchase date to finalize or receive information to determine changes in estimates of the fair value of assets acquired and liabilities assumed. Adjustments recorded during the year ended December 31, 2006, were not material.

February 1, 2006
(thousands)
Current assets	$16,407
Property and equipment	15,368
Goodwill	7,046
Intangible assets	9,400
Other assets	66
Assets acquired	48,287

Current liabilities	4,438
Liabilities assumed	4,438

Net assets acquired	$43,849

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. We recorded $7.0 million of goodwill in our Packaging & Newsprint segment. During the year ended December 31, 2006, we recorded $0.3 million of purchase price adjustments that decreased the recorded amount of goodwill. See Note 11, Goodwill and Intangible Assets, for more information.

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

5.             Transactions With Related Parties

Sales

During each of the periods presented, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the years ended December 31, 2006 and 2005, and the period of October 29 through December 31, 2004, sales to OfficeMax were $575.9 million, $562.3 million, and $92.7 million, respectively. For the predecessor period of January 1 through October 28, 2004, sales to OfficeMax were $442.1 million. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income.

Costs and Expenses

During the year ended December 31, 2005, and the period of October 29 through December 31, 2004, fiber purchases from Boise Land & Timber Corp., a subsidiary of Timber Holdings, were $17.6 million and $24.5 million. For the predecessor period of January 1 through October 28, 2004, fiber purchases from our predecessor’s timberland operations were $95.5 million. During each of these periods, we purchased fiber from related parties at prices that approximated market prices. The costs associated with these purchases are recorded as “Fiber costs from related parties” in the Consolidated Statements of Income. On February 4, 2005, Timber Holdings sold all of its timberlands.

During the predecessor period presented, our predecessor participated in OfficeMax’s cash management system. Cash receipts attributable to our predecessor’s operations were collected by OfficeMax, and cash disbursements were funded by OfficeMax. The net effect of these transactions has been reflected as “Net equity transactions with OfficeMax” in the Consolidated Statement of Cash Flows. The following table includes the components of net equity transactions with OfficeMax:

January 1
through
October 28,
2004
(thousands)
Cash collections	$(4,644,933)
Payment of accounts payable	4,510,643
Capital expenditures and acquisitions	140,217
Income taxes	38,018
Net debt issuances	(17,784)
Corporate general and administrative allocation	42,621
Other	(1,651)
Net equity transactions with OfficeMax	$67,131

During the predecessor period presented, our predecessor used services and administrative staff of OfficeMax. These services included, but were not limited to, finance, accounting, legal, information technology, and human resource functions. The costs not specifically identifiable to Boise Forest Products Operations were allocated based on average sales, assets, and labor costs. For the predecessor period of January 1 through October 28, 2004, the allocated costs amounted to $42.6 million. These costs are included in “General and administrative expenses” in the Consolidated Statement of Income. Management believes these allocations were a reasonable reflection of our predecessor’s use of such services. However, they may not necessarily be indicative of costs to be incurred by us in the future.

Debt and Interest

At December 31, 2005, we had a $270.9 million note payable to Timber Corp. recorded as “Note payable to related party, net” on the Consolidated Balance Sheet. In November 2006, we repaid the related-party note in full (See Note 3, Merger With Boise Land & Timber Holdings Corp.). At December 31, 2005, the “Note payable to related party, net” included $18.9 million of accrued interest expense. For the years ended December 31, 2006 and 2005, and the period of October 29 (inception) through December 31, 2004, interest expense in our Consolidated Statements of Income included $14.1 million, $18.9 million, and zero of related-party interest expense.

Equity Distributions

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of Boise and affiliates to pay income taxes. During the years ended December 31, 2006 and 2005, we paid FPH $16.1 million and $18.4 million. FPH in turn paid $14.2 million and $16.3 million to Madison Dearborn Partners (MDP), our equity sponsor, and $1.9 million and $2.1 million to management investors. During the years ended December 31, 2006 and 2005, we also paid $3.2 million and $4.7 million to OfficeMax. These payments represented cash paid to fund their tax obligations related to their investments in us. For the period of October 29 (inception) through December 31, 2004, we made no tax distributions to members.

At the closing of the Forest Products Acquisition, MDP received a fee of $40 million. MDP may be paid additional fees from time to time in the future for providing management, consulting, or advisory services and will be reimbursed for all future expenses incurred in connection with its investment in us.

OfficeMax Indemnifications

The asset purchase agreement entered into in connection with the purchase of OfficeMax’s forest products and paper assets contains customary representations, warranties, and covenants, including an obligation by OfficeMax to indemnify us for breaches of representations, warranties, and covenants. OfficeMax’s indemnification obligations with respect to such breaches generally survived until April 29, 2006, with indemnification obligations with respect to breaches relating to employee and environmental law matters surviving until October 29, 2009. OfficeMax’s indemnification obligations for breaches of representations, warranties, and covenants are, with certain exceptions, subject to a deductible of $20.7 million and an aggregate cap of $248.9 million. We are also indemnified with respect to certain pre-

Forest Products Acquisition liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities.

6.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows:

	Boise			Predecessor
			October 29
			(inception)	January 1
			through	through
	Year Ended December 31		December 31,	October 28,
	2006	2005	2004	2004
		(thousands)
Changes in retiree healthcare programs (a)	$(3,741)	$(9,900)	$—	$—
Sales of assets, net	3,639	585	107	10,038
Offering and project costs (b)	4,546	3,600	—	—
Compensation expense (c)	—	—	—	12,665
Other, net	1,645	123	(130)	2,645
	$6,089	$(5,592)	$(23)	$25,348

(a)                                  2006 and 2005 included a $3.7 million and $9.9 million gain, respectively, for changes in our retiree healthcare programs. See Note 15, Retirement and Benefit Plans, for more information.

(b)                                 2005 included the write-off of costs incurred in connection with the canceled initial public offering, and 2006 included other special project costs.

(c)                                  The period of January 1 through October 28, 2004, included $12.7 million of expense primarily for a one-time retention bonus OfficeMax granted to its employees.

7.                                      Leases

                We lease our headquarters building and a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases and sublease rental income received was as follows:

	Boise			Predecessor
			October 29
			(inception)	January 1
			through	through
	Year Ended December 31		December 31,	October 28,
	2006	2005	2004	2004
		(thousands)

Rental expense	$23,305	$17,089	$2,889	$14,679
Sublease rental income	—	70	—	28

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $18.6 million in 2007, $16.7 million in 2008, $15.4 million in 2009, $14.1 million in 2010, and $11.3 million in 2011, with total payments thereafter of $48.6 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

In 2006, we sold our headquarters building in Boise, Idaho, for $27.2 million, net of related fees and expenses, and recorded a $1.7 million loss in “Other (income) expense, net” in our Consolidated Statement of Income. The proceeds were used to pay down our Tranche D term loan, which decreased payments due in 2011 by that amount. In connection with the sale, we leased back approximately 65% of the building over a staggered lease term of ten to 12 years. The lease is accounted for as an operating lease. The minimum lease payment requirements related to the transaction are included in the minimum lease payments disclosed above.

In August 2006, we sold and leased back (over 15-year lease terms, plus renewal options) our Lakeville, Minnesota, and Rochelle, Illinois, building materials distribution facilities. We collected $11.0 million of sale proceeds, net of related fees and expenses, which we used to pay down our Tranche D term loan. In connection with the sale, we recorded a $1.5 million deferred gain in “Other long-term liabilities” on our Consolidated Balance Sheet, which we are recognizing as a reduction of lease expense over the life of the lease. The leases are accounted for as operating leases. The minimum lease payment requirements related to the transactions are included in the minimum lease payments disclosed above.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately seven years, with fixed payment terms similar to those in the original lease agreements.

8.             Income Taxes

At December 31, 2006 and 2005, the majority of our businesses and assets were held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes in respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of Boise and affiliates to pay these taxes. For the years ended December 31, 2006 and 2005, and the period of October 29 through December 31, 2004, we made $19.3 million, $23.1 million, and no cash distributions, respectively, to permit our equity holders to pay these taxes. Both our senior credit facilities and the indenture governing our notes permit these distributions.

During the years ended December 31, 2006 and 2005, and the period of October 29 (inception) through December 31, 2004, our effective tax rates for our separate subsidiaries that are taxed as corporations were 37.3%, 42.0%, and 40.9%. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

In May 2005, we converted to a C corporation from a limited liability company. In December 2005, we rescinded our conversion to C corporation status. As a result of rescinding our C corporation status, we received $6.1 million of federal and state income tax refunds in 2006. In 2006 and 2005, we paid $4.4 million and $1.2 million of taxes, net of other refunds received. For the period of October 29 through December 31, 2004, these subsidiaries paid income taxes, net of refunds received, of $80,000. At December 31, 2006 and 2005, we had a $376,000 and $388,000 deferred tax liability related to these subsidiaries recorded on our Consolidated Balance Sheets.

At December 31, 2006 and 2005, our tax basis was $271.3 million and $153.5 million lower than the reported amount of net assets recorded on our Consolidated Balance Sheet, primarily due to accelerated depreciation recorded for tax purposes.

Boise Building Solutions Manufacturing Holdings Corp., a wholly owned, fully consolidated operating entity, has an investment in foreign subsidiaries. At December 31, 2006 and 2005, the foreign subsidiaries had $22.3 million and $18.8 million, respectively, of deferred tax assets.  The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance.

Taxes Collected

We account for taxes collected from customers and remitted to governmental authorities in accordance with the EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental

Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). We present taxes on a net basis in our Consolidated Statement of Income.

Predecessor Period

In the predecessor period presented, Boise Forest Products Operations results were included in the consolidated income tax returns of OfficeMax. However, in the predecessor consolidated financial statement, income taxes were provided based on a calculation of the income tax expense that would have been incurred if our predecessor had operated as a separate taxpayer. Income taxes have been provided for all items included in the Consolidated Statement of Income, regardless of when such items were reported for tax purposes or when the taxes were actually paid or refunded. Current tax liabilities and receivables were transferred to OfficeMax and are included in “Net equity transactions with OfficeMax.” During the period of January 1 through October 28, 2004, the net current tax liability was $38.0 million.

The income tax provision shown in the Consolidated Statement of Income includes the following:

Predecessor
January 1
through
October 28,
2004
(thousands)
Current income tax provision
Federal	$(32,152)
State	(5,864)
Foreign	(2)
(38,018)
Deferred income tax provision
Federal	(7,894)
State	(1,439)
(9,333)
$(47,351)

A reconciliation of the statutory U.S. federal tax provision and the reported tax provision is as follows:

Predecessor
January 1
through
October 28,
2004
(thousands)
Statutory tax provision	$(40,886)
State taxes	(4,613)
Foreign tax provision different from statutory rate	(3,998)
ESOP dividend deduction	1,973
Increase in cash surrender value of life insurance	866
Other, net	(693)
Reported tax provision	$(47,351)

Pretax income (loss) from domestic and foreign sources is a follows:

Predecessor
January 1
through
October 28,
2004
(thousands)
Domestic	$124,426
Foreign	(7,609)
Pretax income	$116,817

At October 28, 2004, our predecessor’s foreign subsidiaries did not have any undistributed earnings that had been indefinitely reinvested.

9.                                Receivables

We have a large, diversified customer base. A large portion of our uncoated free sheet and office paper sales volume is sold to OfficeMax. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. Sales to OfficeMax and Abitibi-Consolidated represent concentrations in the volumes of business transacted and concentrations of credit risk. At December 31, 2006, we had $37.2 million and $30.1 million of accounts receivable due from OfficeMax and Abitibi, respectively. See Note 1, Summary of Significant Accounting Policies, for information about our accounting policy related to trade receivables and our allowance for doubtful accounts.

A large portion of our receivables are used to secure our borrowings under the accounts receivable securitization program described in Note 13, Debt.

At December 31, 2004, we had a $157.5 million note receivable from Timber Corp. that we repaid in February 2005. The note accrued interest at 6%. For the year ended December 31, 2005, and the period of October 29 through December 31, 2004, we recorded $0.9 million and $1.7 million, respectively, of interest income from the note, respectively.

Predecessor

In the predecessor period presented, Boise Forest Products Operations participated in OfficeMax’s receivable sales program. The program consisted of a revolving sale of receivables for 364 days and was subject to renewal. Boise Forest Products Operations’ portion of the costs related to the program are included in “Other (income) expense, net” in the Consolidated Statement of Income. See Note 6, Other (Income) Expense, Net. During third quarter 2004, in anticipation of the sale of the forest products and paper assets, OfficeMax stopped selling the receivables related to these businesses.

Under the sales program, OfficeMax sold fractional ownership interests in a defined pool of trade accounts receivable. At October 28, 2004, zero of sold accounts receivable were excluded from Receivables, compared with $148.8 million at December 31, 2003. The decrease of $148.8 million at October 28, 2004, from the amount at December 31, 2003, used cash from operations for the period ended October 28, 2004.

10.                               Investment in Equity Affiliate

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

Prior to the sale, Boise Forest Products Operations accounted for the joint venture under the equity method. Accordingly, the results do not include the joint venture’s sales but do include $6.3 million of equity in earnings during the period of January 1 through October 28, 2004.

11.                               Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2006 and 2005 and determined that there was no impairment.

We account for acquisitions using the purchase method of accounting. As a result, we allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition. In accordance with SFAS No. 141, Business Combinations, we have one year from the purchase date to finalize or receive information to determine changes in estimates of the fair value of assets acquired and liabilities assumed. During 2006, we recorded $0.3 million of net purchase price adjustments that decreased the recorded amount of goodwill. The adjustments were for fair value adjustments related to our acquisition of Central Texas Corrugated. During 2005, we recorded $3.3 million of net purchase price adjustments that decreased the recorded amount of goodwill. The adjustments were related to fair value asset adjustments, liability accruals, and pension and other severance accruals related to the Forest Products Acquisition.

Changes in the carrying amount of our goodwill by segment are as follows:

	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
			(thousands)
Balance at December 31, 2004	$348	$3,198	$8,776	$1,510	$4,558	$18,390

Purchase price adjustments	5,245	3,379	(7,435)	80	(4,558)	(3,289)
Balance at December 31, 2005	5,593	6,577	1,341	1,590	—	15,101

Goodwill acquired during the year (Note 4)	—	—	—	7,046	—	7,046
Purchase price adjustments	—	—	—	(301)	—	(301)
Balance at December 31, 2006	$5,593	$6,577	$1,341	$8,335	$—	$21,846

Intangible assets represent the values assigned to trade names and trademarks, customer relationships, noncompete agreements, and technology. The Central Texas Corrugated trade name is amortized over five years. The trade names and trademark assets acquired in the Forest Products Acquisition have an indefinite life and are not amortized. Customer relationships are amortized over five to ten years, noncompete agreements are amortized over four years, and technology is amortized over three to five years. Intangible assets consisted of the following:

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$24,700	$(346)	$24,354
Customer relationships	13,400	(3,887)	9,513
Noncompete agreements	1,200	(281)	919
Technology	5,043	(2,322)	2,721
	$44,343	$(6,836)	$37,507

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$22,800	$—	$22,800
Customer relationships	6,800	(1,588)	5,212
Technology	5,080	(1,288)	3,792
	$34,680	$(2,876)	$31,804

Intangible asset amortization expense was $4.0 million and $2.6 million for the years ended December 31, 2006 and 2005, and $0.3 million and $0.1 million for the periods of October 29 through December 31, 2004, and January 1 through October 28, 2004. The estimated amortization expense is $4.6 million in 2007, $4.1 million in 2008, $3.4 million in 2009, $1.1 million in 2010, and $0.5 million in 2011.

12.          Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. On a pro forma basis, if the provisions of FIN No. 47 had been in effect during all of 2005 and 2004, our net income would not have changed materially.

At December 31, 2006 and 2005, we had $11.5 million of asset retirement obligations recorded in “Other, other long-term liabilities,” on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the years ended December 31, 2006 and 2005:

	December 31
	2006	2005
	(thousands)
Asset retirement obligation at beginning of period	$11,484	$10,286
Liabilities incurred	1,633	—
Net transition adjustment	—	485
Accretion expense	1,020	789
Payments	(53)	(76)
Revisions in estimated cash flows	(2,540)	—
Asset retirement obligation at end of year	$11,544	$11,484

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

13.          Debt

At December 31, 2006 and 2005, our short- and long-term debt and the interest rates on that debt were as follows:

	December 31, 2006			December 31, 2005
	Amount	Interest Rate Without Swaps	Interest Rate With Swaps	Amount	Interest Rate Without Swaps	Interest Rate With Swaps
	(thousands)			(thousands)
Revolving credit facility, due 2010	$—	N/A	N/A	$—	N/A	N/A
Tranche D term loan, due 2011	538,900	7.1%	6.8%	635,800	5.8%	4.9%
Senior unsecured floating-rate notes, due 2012	250,000	8.2%	7.6%	250,000	7.0%	6.6%
7.125% senior subordinated notes, due 2014	400,000	7.1%	N/A	400,000	7.1%	N/A
Borrowings secured by receivables	25,000	5.6%	N/A	80,000	4.3%	N/A
	1,213,900	7.3%	7.1%	1,365,800	6.3%	5.8%
Note payable to related party, net, due 2009	—	N/A	N/A	270,854	8.0%	N/A
Long-term debt	1,213,900			1,636,654
Short-term borrowings	3,200	6.0%	N/A	—	N/A	N/A
Total debt	$1,217,100			$1,636,654

Senior Secured Credit Facilities

Boise Cascade, L.L.C. (Boise LLC) and affiliates have a $475.0 million senior secured revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). These borrowings represent our senior secured credit facilities (the Facilities).

Our revolving credit facility agreement permits us to borrow up to $475.0 million for general corporate purposes. At December 31, 2006, we had no borrowings outstanding under our revolving credit facility; however, $42.8 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $432.2 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the years ended December 31, 2006 and 2005, the average interest rates for our borrowings under the revolver were 6.0% and 5.1%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $30.0 million during the year ended December 31, 2006, and zero and $126.5 million for the same period in 2005. The weighted average amounts of borrowings outstanding under the revolver during the years ended December 31, 2006 and 2005, were $0.8 million and $11.8 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At December 31, 2006 and 2005, we had $538.9 million and $635.8 million outstanding under the Tranche D term loan, and our borrowing rates were 7.1% and 5.8%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.75% or the federal funds effective rate plus 1.25% or (ii) LIBOR plus 1.75%. As a result of a $200.0 million prepayment in October 2005, we are not required to make scheduled principal payments on the Tranche D term loan until 2011, at which time the principal balance is due. However, during the year ended December 31, 2006, we prepaid $96.9 million on our Tranche D term loan with $38.2 million of proceeds from asset sales, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay under our interest rate swap agreements, and other cash flows.

Borrowings under the Facilities are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures.

Senior Notes

In October 2004, we issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At December 31, 2006 and 2005, our borrowing rates for the $250.0 million senior unsecured floating-rate notes were 8.2% and 7.0%.

Borrowings Secured by Receivables

In October 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At December 31, 2006 and 2005, we had $25.0 million and $80.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At December 31, 2006 and 2005, the interest rates for borrowings secured by receivables were 5.6% and 4.3%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and, at December 31, 2006, could not exceed $243.9 million. The accounts receivable securitization program contains the same financial covenants as our senior secured credit facilities.

Note Payable to Related Party, Net

At December 31, 2005, we had a $270.9 million note payable to Timber Corp. recorded as “Note payable to related party, net” on the Consolidated Balance Sheet. In November 2006, we repaid the related-party note in full (See Note 3, Merger With Boise Land & Timber Holdings Corp.). At December 31, 2005, the “Note payable to related party, net” included $18.9 million of accrued interest expense. For the years ended December 31, 2006 and 2005, and the period of October 29 (inception) through December 31, 2004, interest expense in our Consolidated Statements of Income included $14.1 million, $18.9 million, and zero of related-party interest expense.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us effective interest rates on all of our long-term variable-rate debt of 7.0% and 5.3% at December 31, 2006 and 2005, respectively. For additional information on our interest rate swaps, see Note 14, Financial Instruments.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the terms of the loans, which range from six to ten years. At December 31, 2006 and 2005, we had $31.5 million and $37.8 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the repayment of the Tranche B term loan in second quarter 2005, we recorded a $43.0 million charge for the write-off of the deferred financing costs in “Interest expense” in our Consolidated Statement of Income.

At December 31, 2006 and 2005, our average effective interest rates, including the effect of our interest rate swaps, on all of our long-term nonrelated party debt were 7.1% and 5.8%.

For the years ended December 31, 2006 and 2005, and the periods of October 29 through December 31, 2004, and January 1 through October 28, 2004, cash payments for interest, net of interest capitalized, were $95.1 million, $95.5 million, $11.3 million, and $64.8 million, respectively.

For additional information on our interest rate swaps, see Note 14, Financial Instruments.

Predecessor Period

In the predecessor period presented, our predecessor participated in OfficeMax’s centralized cash management system. Cash advances necessary to fund Boise Forest Products Operations’ major improvements to, and replacements of, property, as well as acquisitions and expansion, to the extent not provided through internally generated funds, were provided by OfficeMax’s cash or funded with debt. In the predecessor period presented, interest costs were allocated to our predecessor based on its average asset balances. The interest expense attributable to the debt allocated from OfficeMax is included in our Consolidated Statement of Income. For the period of January 1 through October 28, 2004, our predecessor’s average interest rate was 6.7%. We believe the allocation of interest is a reasonable reflection of Boise Forest Products Operations’ interest cost.

14.          Financial Instruments

We are exposed to risks such as changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

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

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At December 31, 2006, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $12.2 million less than the amount reported on our Consolidated Balance Sheet.

In November 2004, we entered into interest rate swaps with a total notional amount of $800 million to hedge the cash flow exposure to interest rate fluctuations associated with a portion of our variable-rate debt. In connection with the refinancing of our Tranche B term loan in April 2005, we reclassified $9.9 million of amounts recorded in “Accumulated other comprehensive income” to our Consolidated Statement of Income as “Change in fair value of interest rate swaps.”

In April 2006, we terminated two interest rate swaps and reset the fixed interest rate we pay on the remaining swaps. In connection with the terminations of and rate resets, we received $25.6 million. We are reclassifying the $25.6 million of “Accumulated other comprehensive income” as a reduction of interest expense over the periods in which the previously hedged interest payments affect earnings.

At December 31, 2006, we had six interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. The swaps effectively hedge $500 million of our variable-rate debt exposure through 2009 and $250 million of exposure during 2010. At December 31, 2006, assuming no changes in interest rates, we expect to reclassify $9.2 million of amounts recorded in “Accumulated other comprehensive income” as a decrease in interest expense in 2007. At December 31, 2006, there was no ineffectiveness related to these hedges.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of December 31, 2006, we had entered into derivative instruments related to approximately 90% of our forecasted natural gas purchases through February 2007 and 10% of our expected purchases from July 2007 through October 2007. Assuming natural gas prices follow the futures curve in effect at December 31, 2006, we expect to reclassify $9.7 million of the amounts recorded in “Accumulated other comprehensive income” as an increase in “Materials, labor, and other operating expenses” in 2007. There was no ineffectiveness related to these hedges.

Foreign Currency Risk

At December 31, 2006, we had no material fair value of foreign currency hedges.

Predecessor Period

As described in Note 13, Debt, in the predecessor period presented, OfficeMax allocated debt and interest costs to Boise Forest Products Operations based on its average asset balances. OfficeMax occasionally used derivative financial instruments, such as interest rate swaps, rate hedge agreements, and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. The effects of these financial instruments are not included in the predecessor financial statement other than through OfficeMax’s allocations to our predecessor.

15.          Retirement and Benefit Plans

Retirement and Benefit Plans

Our retirement plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, deferred compensation plans, and postretirement healthcare benefit plans.

Some of our employees are covered by noncontributory defined benefit pension plans. The salaried defined benefit pension plan is available only to employees who were formerly employed by OfficeMax before November 2003. The pension benefit for salaried employees is based primarily on the employees’ years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. We use a December 31 measurement date for our pension plans.

We also sponsor contributory defined contribution savings plans for most of our salaried and hourly employees. For the years ended December 31, 2006 and 2005, and the periods of October 29 through December 31, 2004, and January 1 through October 28, 2004, company matching contributions to the plans were $14.7 million, $13.6 million, $1.9 million, and $16.6 million, respectively. Employees that are not eligible to participate in our defined benefit pension plans are eligible for additional discretionary company matching contributions based on a percentage approved by the company each plan year. For the years ended December 31, 2006 and 2005, and for the period of October 29 through December 31, 2004, we made $0.2 million, $0.02 million, and zero of discretionary contributions.

We sponsor a deferred compensation plan, in which our key managers and nonaffiliated directors may irrevocably elect to defer a portion of their base salary and bonus or director’s fees until termination of employment or beyond. A participant’s account is credited with imputed interest at a rate equal to 130% of Moody’s composite average of yields on corporate bonds. In addition, participants other than directors may elect to receive their company matching contribution in our deferred compensation plan in lieu of any matching contribution in our savings plan. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. The total participant deferrals were $3.1 million, $1.7 million, and $0.2 million for the years ended December 31, 2006 and 2005, and the period of October 29 through December 31, 2004. For the years ended December 31, 2006 and 2005, and the period of October 29 through December 31, 2004, we recognized $0.3 million, $0.1 million, and zero of interest expense related to the plan. At December 31, 2006 and 2005, we had $5.9 million and $2.2 million of liabilities related to the plans recorded in “Other, Compensation and benefits” on our Consolidated Balance Sheets.

We also have postretirement healthcare benefit plans. The type of retiree healthcare benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of our postretirement healthcare plans are unfunded. In 2006 and 2005, we communicated to our employees changes to our retiree healthcare programs. We discontinued healthcare coverage for most of our post-65 retirees. In addition, we eliminated the company subsidy for some of our pre-65 hourly retirees. This change shifts retiree medical costs to the plan participants. As a result of this change, we recorded a $3.7 million and $9.9 million gain in our Consolidated Statements of Income for the years ended December 31, 2006 and 2005. We use a December 31 measurement date for our postretirement benefit plans.

During the predecessor period, most Boise Forest Products Operations employees, along with some employees of OfficeMax, participated in OfficeMax’s defined benefit pension plans. In addition, most employees of Boise Forest Products Operations were eligible for participation in OfficeMax’s defined contribution plans. Boise Forest Products Operations recorded costs associated with the employees who participated in OfficeMax’s plans in the Consolidated Statements of Income. For the years ended December 31, 2006 and 2005, and the period of October 29 through December 31, 2004, we recognized $26.9 million, $26.8 million, and $2.6 million, respectively, of pension expense. For the period of January 1 through October 28, 2004, our predecessor incurred $60.9 million of pension expense. OfficeMax retained all pension costs related to its employees who retired or were terminated on or before July 31, 2004, all postretirement benefit costs related to its employees who retired or were terminated before the Forest Products Acquisition, and all pension and postretirement benefit costs related to active OfficeMax employees. As a result, our annual pension expense is lower than amounts included in the predecessor financial statements. In connection with the Forest Products Acquisition, OfficeMax transferred to Boise LLC, our operating subsidiary, the portion of the pension plan liability that was attributable to active employees who became employed by Boise LLC immediately following the Forest Products Acquisition and Boise Forest Products Operations employees who terminated employment after July 31, 2004. We were not required to make any contributions in 2006. However, we contributed $20 million to our qualified pension plans.

Obligations and Funded Status

In December 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), which required us to recognize the funded status of our pension and other postretirement benefit plans on our 2006 Consolidated Balance Sheet. It also required us to recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of other comprehensive income, net of tax, in our Consolidated Statement of Capital. See the Consolidated Statement of Capital and Note 17, Capital, for the adjustments recorded to other comprehensive income as a result of applying this statement. Retrospective application was not permitted. The following table shows the effect of adopting SFAS No. 158 on the line items included on our Consolidated Balance Sheet at December 31, 2006:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(thousands)
Other assets	$29,173	$(783)	$28,390
Total assets	2,705,980	(783)	2,705,197

Other, Compensation and benefits	149,780	(38,104)	111,676
Total liabilities	1,904,457	(38,104)	1,866,353

Series B equity units	687,667	37,321	724,988
Capital	777,612	37,321	814,933

The following table, which includes only company-sponsored plans, reconciles the beginning and ending balances of our benefit obligation. It also shows the fair value of plan assets and aggregate funded status of our plans. The funded status changes from year to year based on the investment return from plan assets, contributions, benefit payments, and the discount rate used to measure the liability.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
		(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$607,284	$543,722	$10,980	$19,574
Service cost	24,931	25,451	213	665
Interest cost	33,866	30,813	378	1,213
Amendments	2,881	4,343	—	—
Actuarial (gain) loss	(10,122)	10,871	(96)	108
Special termination benefits	—	2,482	—	—
Closure and curtailment (gain) loss	1,050	(5,731)	(3,694)	(10,358)
Benefits paid	(8,709)	(4,667)	(134)	(222)
Benefit obligation at end of year	$651,181	$607,284	$7,647	$10,980

Change in plan assets
Fair value of plan assets at beginning of year	$480,958	$444,087	$—	$—
Actual return on plan assets	62,819	31,190	—	—
Employer contributions	20,328	10,348	—	—
Benefits paid	(8,709)	(4,667)	—	—
Fair value of plan assets at end of year	$555,396	$480,958	$—	$—

Funded status	$(95,785)	$(126,326)	$(7,647)	$(10,980)
Unrecognized (gain) loss (2005)		(5,098)		154
Unrecognized prior service cost (2005)		4,343		—
Net amount recognized (2005)		$(127,081)		$(10,826)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $571.7 million, $504.1 million, and $472.7 million, respectively, as of December 31, 2006, compared with $607.3 million, $532.5 million, and $481.0 million, respectively, as of December 31, 2005.

The following table shows the amounts recognized on our Consolidated Balance Sheets:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(thousands)
Noncurrent assets	$3,229	$2,029	$—	$—
Current liabilities	(168)	(20,168)	(712)	(712)
Noncurrent liabilities	(98,846)	(109,000)	(6,935)	(10,114)
Accumulated other comprehensive income (a)	—	58	—	—
Net amount recognized	$(95,785)	$(127,081)	$(7,647)	$(10,826)

(a)                                  See Note 17, Capital, for amounts recognized in “Accumulated other comprehensive income” in 2006.

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

	Pension Benefits				Other Benefits
				Prede-				Prede-
	Boise			cessor	Boise			cessor
			Oct. 29				Oct. 29
			(inception)	Jan. 1			(inception)	Jan. 1
	Year Ended		through	through	Year Ended		through	through
	December 31		Dec. 31,	Oct. 28,	December 31		Dec. 31,	Oct. 28,
	2006	2005	2004	2004	2006	2005	2004	2004
	(thousands)
Service cost	$24,931	$25,451	$2,480	$24,046	$213	$665	$101	$992
Interest cost	33,866	30,813	5,096	69,223	378	1,213	180	4,635
Expected return on plan assets	(34,221)	(30,338)	(5,007)	(66,728)	—	—	—	—
Recognized actuarial loss	277	374	—	25,205	—	—	—	970
Amortization of prior service costs and other	597	—	—	8,658	—	—	—	(838)
Plan settlement/curtailment expense	904	—	—	—	—	—	—	—
Company-sponsored plans	26,354	26,300	2,569	60,404	591	1,878	281	5,759
Multiemployer pension plans	502	503	57	460	—	—	—	—
Net periodic benefit cost	$26,856	$26,803	$2,626	$60,864	$591	$1,878	$281	$5,759

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefit obligations:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Weighted average assumptions as of December 31
Discount rate	5.90%	5.60%	5.75%	5.40%
Rate of compensation increase	4.25%	4.25%	—	—

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits				Other Benefits
				Prede-				Prede-
	Boise			cessor	Boise			cessor
			Oct. 29				Oct. 29
			(inception)	Jan. 1			(inception)	Jan. 1
	Year Ended		through	through	Year Ended		through	through
	December 31		Dec. 31,	Oct. 28,	December 31		Dec. 31,	Oct. 28,
	2006	2005	2004	2004	2006	2005	2004	2004
Weighted average assumptions as of the last day in the presented period
Discount rate	5.60%	5.75%	5.75%	6.25%	5.40%	5.50%	5.75%	6.25%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	8.25%	—	—	—	—
Rate of compensation increases	4.25%	4.25%	4.25%	4.25%	—	—	—	—

Discount Rate Assumption.  In all periods presented, the discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The plan’s projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

Asset Return Assumption.  We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes in which we invest. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights we assign each asset class are based on our investment strategy. The weighted-average expected return on plan assets we will use in our calculation of 2007 net periodic benefit cost is 7.25%.

Rate of Compensation Increases.  This assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation.

The following table presents our assumed healthcare cost trend rates at December 31, 2006 and 2005.

	2006	2005
Weighted average assumptions as of December 31
Healthcare cost trend rate assumed for next year	6.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2008

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. At December 31, 2006, a one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(thousands)
Effect on total of service and interest cost	$34	$(29)
Effect on postretirement benefit obligation	294	(259)

Plan Assets

Our pension plan asset allocations by asset category at December 31, 2006 and 2005, are as follows:

	Plan Assets at December 31
Asset Category	2006	2005
U.S. equity securities	49%	52%
International equity securities	17%	16%
Fixed-income securities	34%	32%
	100%	100%

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

Cash Flows

In connection with the Forest Products Acquisition, OfficeMax transferred sufficient assets to fund Boise’s accumulated benefit obligation at a 6.25% discount rate, and as a result, we were not required to make any pension plan contributions during 2006 or 2005. For the years ended December 31, 2006 and 2005, and for the period of October 29 through December 31, 2004, we made cash contributions and certain benefit payments to our pension and other postretirement benefit plans totaling $20.7 million, $11.1 million, and $0.1 million. For the period of January 1 through October 28, 2004, our predecessor made contributions of $66.6 million. In 2007, we are not required to make a minimum contribution to our pension plans; however, we may elect to make voluntary contributions.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Qualified pension benefit payments are paid from plan assets, while nonqualified pension and other benefit payments are paid by the company.

	Pension Benefits	Other Benefits
	(thousands)
2007	$12,855	$712
2008	17,033	838
2009	21,710	720
2010	26,082	816
2011	30,428	593
Years 2012-2016	223,836	2,410

16.          Redeemable Equity Units

Management Equity Agreement

In April 2006 and December 2004, key managers of Boise purchased, pursuant to the terms of a Management Equity Agreement (Equity Plan), 0.3 million and 18.6 million equity units in FPH at $2.00 and $1.00 per unit, respectively, which was approximately equal to the estimated fair value on the date of purchase. Those who purchased FPH’s Series B equity units in April 2006 and December 2004 received grants of 5.3 million and 35.6 million, respectively, of FPH’s Series C equity units (profit interests) that represent the right to participate in profits after capital is returned to the holders of FPH’s Series B equity units. FPH’s Series C equity units participate in equity value appreciation above a specified level. In addition, in April 2006, FPH issued 2.6 million 2006 Series C equity units of FPH to two other key managers and our four nonaffiliated directors for no consideration. We account for awards granted under the Equity Plan in our consolidated financial statements in accordance with SFAS No. 123(R).

FPH’s Series B and Series C equity units held by management are redeemable at FPH’s option upon termination of the management investor’s employment and at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. Our Credit Agreement limits the amount of redemptions to $3 million in any year. Except in the event of death or disability, we believe that the redemption of these units is within our control due to the interlocking boards of FPH and Boise and because FPH was organized solely for the purpose of establishing Boise to acquire the forest products and paper assets of OfficeMax. Repurchases under the Equity Plan have been funded by mirror-image redemptions of B units/shares and C units/shares held by FPH in its subsidiaries. Because the redemption of FPH’s Series B and Series C equity units and the expected parallel redemptions of our Series B and Series C equity units are a contingent event outside the employee’s control and the repurchase of immature units (units for which the investor has not been subject to the risks and rewards of ownership for at least six months after vesting occurs) is not currently deemed probable of occurring, we account for the units using equity plan accounting in accordance with FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. However, because FPH units are subject to mandatory redemption in an event that is outside of our control (death or disability), we are required to classify these units outside of permanent equity on our Consolidated Balance Sheets at grant-date fair value. Accordingly, at December 31, 2006, we had $23.9 million recorded in “Redeemable equity units” on our Consolidated Balance Sheet. At December 31, 2005, prior to the merger discussed in Note 3, Merger With Boise Land & Timber Holdings Corp., we recorded 55% of management’s investment in us, or $12.4 million in, “Redeemable equity units” on our Consolidated Balance Sheet, and Timber Holdings recorded 45% of the investment, or $7.8 million, in “Redeemable common stock” in their consolidated financial statements. Under equity plan accounting, the carrying value of management’s investment will not be adjusted to redemption value unless payment of redeemable amounts becomes probable. At the date it becomes probable, we adjust the carrying value to redemption value by marking the value of the equity units to market, which could result in additional compensation expense.

Vesting

Generally, the appreciation in the value of FPH’s Series B equity units issued under the Equity Plan and 50% of its Series C equity units vest 20% each year on December 31, 2005 through 2009. The other 50% of the Series C equity units generally vest at the end of 2009 if specific criteria tied to internal rates of return are met. Upon either the sale of the company as defined in the Equity Plan or an initial public offering, vesting is accelerated for all management investors. Other events may accelerate vesting for specifically affected management investors, but none of these events are within the control of the investor. The vesting schedules are shortened for those investors who were at least 60 years old as of the grant date, so that the units fully vest by December 31 of the year in which the investor reaches age 65 and at least two vesting periods have been met. Vesting does not trigger a right or obligation on the part of FPH or us to repurchase equity units held by management investors.

Compensation Expense

We did not recognize compensation expense on the date of grant for the Series B equity units because the fair value of the units issued by FPH was equal to or less than the amount each employee was required to pay. The Series C equity units are accounted for as restricted stock. We accrue compensation expense for the Series C equity units based on the fair value on the date of the grant as described below. Compensation expense is recognized ratably over the vesting period for the Series C equity units that vest over time and ratably over the award period for the units that vest based on internal rates of return. During the years ended December 31, 2006 and 2005, we recognized $3.5 million and $2.9 million of compensation expense. Most of these costs were recorded in “General and administrative expenses” in our Consolidated Statements of Income.

Fair Value Measurement — Series C Equity Units

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

SFAS No. 123(R) requires different valuation calculations for equity grants that have a service condition and equity grants that have a market condition. The 50% of the Series C equity units that vest over time are “service condition” awards. Under the requirements of SFAS No. 123(R), the fair value of these awards is measured assuming that all conditions have been met, or as if they were fully vested on the grant date. Compensation expense is recognized over the vesting period and adjusted if the service condition is not met. We determined the average fair value on the date of grant of the Series C equity units granted in 2006 and 2004 that vest over time to be approximately $0.11 and $0.46 per unit, respectively.

The 50% of Series C equity units that vest based on internal rates of return are “market condition” grants under the requirements of SFAS No. 123(R). The standard requires that the valuation of market condition awards considers the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the internal rate of return represents a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS No. 123(R) for an award regardless of when, if ever, the market condition is satisfied. We determined the average fair value on the date of grant of the Series C equity units granted in 2006 and 2004 that generally vest based on internal rates of return to be approximately $0.08 and $0.24 per unit, respectively.

Activity of Redeemable Equity Units

The following summarizes the activity of our outstanding service and market condition equity units awarded under the Equity Plan as of December 31, 2006 and 2005, and changes during the years then ended:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units
Outstanding Units	Units	Weighted- Average Grant-Date Fair Value (c)	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)
Outstanding at December 31, 2004	18,643	$0.55	17,800	$0.46	17,800	$0.24
Granted	—	—	—	—	—	—
Repurchased	(1,346)	0.55	—	—	—	—
Forfeited	—	—	(1,713)	0.46	(1,713)	0.15
Outstanding at December 31, 2005 (a)	17,297	0.55	16,087	0.46	16,087	0.24

Granted	335	2.00	3,950	0.11	3,950	0.08
Repurchased	(524)	1.00	(37)	0.46	—	—
Forfeited	—	—	(212)	0.46	(249)	0.15
Outstanding at December 31, 2006 (a) (b)	17,108	1.02	19,788	0.39	19,788	0.21

(a)                                  Outstanding units include both vested and nonvested units, as units outstanding are only reduced through repurchase of units by us or through forfeiture of units by employees.

(b)                                 The weighted average remaining contractual term is approximately 2.5 years.

(c)                                  In 2006, after Timber Holdings merged with and into us (see Note 3, Merger With Boise Land & Timber Holdings Corp.), 100% of the grant-date fair value at FPH was recorded on our Consolidated Balance Sheet. In 2005 and 2004, the weighted-average grant-date fair value at FPH was $1.00, with 55% included in Boise and 45% included in Timber Holdings.

In the event that a management investor’s employment with us is terminated, FPH holds an option, pursuant to agreements between it and the management investors, to reacquire its equity units held by departing investors at prices provided for in such agreements. During 2006 and 2005, FPH voluntarily redeemed the Series B and Series C equity units of departing management investors. We do not currently expect to redeem immature equity units (units for which the investor has not been subject to the risks and rewards of ownership for at least six months after vesting occurs). In 2006, after Timber Holdings merged with Boise, 100% of FPH’s equity unit redemptions were funded by redemption by Boise of an identical number of redeemable Series B equity units or redeemable Series C equity units. Prior to the merger, redemptions were funded by redemption by Boise of an identical number of redeemable Series B equity units or redeemable Series C equity units, as the case may be, from FPH for a consideration equal to 55% of the amount paid by FPH to reacquire its equity units from the departing management investors. A parallel redemption of redeemable Series B shares and redeemable Series C shares was made by Timber Holdings to provide the balance of the funds required by FPH for the redemption of its equity units. The redemption by Timber Holdings of its shares held by FPH was in turn funded by an advance by Boise under the intercompany note between it and Timber Corp. During 2006 and 2005, Boise redeemed 523,735 and 1,346,775 redeemable Series B equity units and 37,163 and 360 redeemable Series C equity units. The total cash paid by Boise during 2006 and 2005, including advances made to Timber Holdings, for parallel redemptions of redeemable Series B and Series C shares by FPH was $0.7 million and $1.4 million, consisting of $0.5 million and $0.8 million for Boise and $0.2 million and $0.6 million for Timber Holdings.

The following summarizes the activity of our nonvested service and market condition equity units awarded under the Equity Plan as of December 31, 2006 and 2005, and changes during the years then ended:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units
Nonvested Units	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value	Units	Weighted- Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)
Nonvested at December 31, 2004	18,643	$0.55	17,800	$0.46	17,800	$0.24
Granted	—	—	—	—	—	—
Repurchased	(1,346)	0.55	—	—	—	—
Vested	(4,011)	0.55	(3,953)	0.46	—	—
Forfeited	—	—	(1,713)	0.46	(1,713)	0.15
Nonvested at December 31, 2005	13,286	0.55	12,134	0.46	16,087	0.24

Granted	335	2.00	3,950	0.11	3,950	0.08
Repurchased	(524)	1.00	(37)	0.46	—	—
Vested	(3,963)	1.03	(5,606)	0.35	(56)	0.41
Forfeited	—	—	(212)	0.46	(249)	0.15
Nonvested at December 31, 2006	9,134	1.02	10,229	0.38	19,732	0.21

At December 31, 2006, we had $5.8 million of total unrecognized compensation cost related to the nonvested Series C redeemable equity units granted under the Equity Plan. The cost is expected to be recognized generally over a weighted-average period of 2.5 years. In 2006, we recognized $3.5 million of compensation expense, of which $2.0 million related to the grant-date fair value of service condition awards vested through 2006 and $1.2 million related to the market condition awards that generally vest on December 31, 2009. In addition, per SFAS No. 123(R), we recognized approximately $0.3 million of compensation expense related to nonrefundable tax distributions paid to management investors in connection with their investment in us that we estimate will not vest.

17.                               Capital

Excluding the Series B and Series C redeemable equity units included in “Redeemable equity units” on our Consolidated Balance Sheets at December 31, 2006 and 2005, Boise was capitalized with $814.9 million and $465.0 million of equity capital allocated among three series of equity units as follows:

Equity Units	Units Outstanding		Amount
	2006	2005	2006	2005
		(thousands)
Series A	66,000	66,000	$78,290	$39,885
Series B	530,357	530,357	724,988	417,601
Series C	—	—	11,655	7,535

At December 31, 2006 and 2005, OfficeMax owned all of the Series A equity units. FPH and OfficeMax owned 421 million and 109 million Series B equity units at December 31, 2006, reflecting $576 million and $149 million of equity, respectively. FPH and OfficeMax owned 421 million and 109 million Series B equity units at December 31, 2005, reflecting $335 million and $83 million of equity, respectively. The increase in the value of the Series A and Series B equity units in 2006, relative to 2005, was due primarily to FPH and OfficeMax using the related-party loan repayment proceeds to make an additional equity investment in us. See Note 3, Merger With Boise Land & Timber Holdings Corp. for more information.

The Series C equity units were issued to FPH without additional capital contributions, pursuant to the provisions of the Equity Plan discussed in Note 16, Redeemable Equity Units. The profit interest allocated to the Series C equity units is reflected in the table above. The holders of the equity units, or the members of the limited liability company, are not liable for any of the obligations of the company.

Series A Equity Units.  The Series A equity units have no voting rights. They accrue dividends daily at a rate of 8% per annum on the holder’s capital contributions and accumulated dividends (net of any distributions previously received by such holder). Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2006 and 2005, $7.2 million and $3.5 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Series A equity units participate in distributions as described below. Other than through accrual and receipt of dividends, the Series A equity units do not participate in the earnings of the company.

Series B Equity Units.  The Series B equity units entitle each holder to one vote on matters to be voted on by the members of Boise. The Series B equity units participate in distributions as described below.

Series C Equity Units.  The Series C equity units have no voting rights. Series C equity units were issued to FPH in 2004 (the 2004 Series C units) and 2006 (the 2006 Series C units) without capital contributions in accordance with the arrangements described in Note 16, Redeemable Equity Units. The 2004 Series C units have no right to participate in earnings of the company until distributions to the holders of the Series A equity units equal the original capital invested in such units plus accumulated and accrued dividends and distributions to the holders of Series B equity units equal the amount originally invested in them. The 2006 Series C units have no right to participate in the earnings of the company until the total amount distributed to Series B units is equal to or greater than $2.00 per unit. When the relevant threshold for distributions to Series C units has been met, they participate as outlined below. Accordingly, $4.1 million, $7.5 million, and zero income of the company for the years ended December 31, 2006 and 2005, and the period of October 29 (inception) through December 31, 2004, were allocated to the Series C equity units.

Distributions.  The allocation of distributions (liquidating and otherwise) among the three series of equity units is made as follows:  first to Series A equity unit and Series B equity unit holders ratably, based on the number of units outstanding, until each has received distributions in an amount equal to his or her capital contributions (plus, in the case of Series A equity units, accumulated dividends and accrued and unpaid dividends) and then to Series B equity unit and 2004 Series C equity unit holders ratably, based on the number of units of each series outstanding (exclusive of 2006 Series C units) until total distributions to the Series B holders have reached $2.00 per unit then outstanding. Thereafter, assets available for distribution are distributed ratably to all Series B and Series C unit holders in proportion to their respective holdings of such units.

In addition, Boise’s Operating Agreement provides for tax distributions to be made annually (or quarterly at the discretion of the board of directors) to the holders of its equity units of all classes in an amount equal to the estimated combined federal and state income taxes incurred by such holders on their allocable share of the taxable income of Boise for such period (see Note 8, Income Taxes). Tax distributions are not considered in determining the allocation of other distributions.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the following:

		Minimum	Unfunded Accumulated		Accumulated
	Cash	Pension	Benefit Obligation		Other
	Flow Hedges	Liability Adjustment	Actuarial Gain (a)	Prior Service Cost (a)	Comprehensive Income
		(thousands)
Balance at December 31, 2005, net of taxes	$13,530	$(58)	$—	$—	$13,472
Current-period changes, before taxes	(21,944)	58	43,890	(6,627)	15,377
Reclassifications to earnings, before taxes	10,793	—	—	—	10,793
	2,379	—	43,890	(6,627)	39,642
Income taxes	824	—	—	—	824

Balance at December 31, 2006, net of taxes	$3,203	$—	$43,890	$(6,627)	$40,466

(a)                                  For all of our qualified pension plans, the actuarial gain recorded as “Unfunded accumulated benefit obligation” in our Consolidated Statement of Capital is within the gain/loss corridor (is less than 10% of the projected benefit obligation and 10% of the market-related value of plan assets). As a result, we will not amortize the amounts as a reduction of pension expense in 2007 for those plans. We will, however, recognize $0.5 million of the actuarial loss related to our nonqualified plans and $0.7 million of prior service cost related to our qualified and nonqualified plans as an increase in 2007 pension expense.

Securityholders Agreement

In connection with the Forest Products Acquisition, we entered into a Securityholders Agreement with OfficeMax. This agreement describes the rights and responsibilities regarding OfficeMax’s equity ownership in Boise Cascade Holdings, L.L.C. Specifically, under the agreement, OfficeMax has the right to appoint one director to our board of directors. The agreement also requires that OfficeMax obtain our consent before transferring its equity interest in our company. The agreement grants “tag-along” rights, which entitle OfficeMax to participate in sales of equity interests to third parties. In addition, the agreement grants “drag-along” rights, which entitle OfficeMax to require the other equity holders to participate in sales of all or substantially all of the equity interests in our company. If we propose to issue additional equity securities, we will generally be required to offer OfficeMax a pro rata portion of the securities issued in such a transaction. The agreement will terminate in a liquidation or dissolution of the company, in an initial public offering, or in a sale of all or substantially all of the company’s stock or assets.

Registration Rights Agreement

In connection with the Forest Products Acquisition, we entered into a Registration Rights Agreement with FPH and OfficeMax with respect to the equity interests they own in us. Under the Registration Rights Agreement, (i) FPH has the right to demand that we effect an unlimited number of registrations of its equity interests, whether pursuant to a long-form registration statement or a short-form registration and pay all expenses, other than underwriting discounts and commissions, related to such registrations and (ii) after the earlier of the fifth anniversary of the completion of the Forest Products Acquisition or completion of an initial public offering by us, OfficeMax has the right to demand that we effect (a) seven registrations of its equity interests on a long-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to any two of such registrations (with OfficeMax paying all expenses relating to the other five of such registrations) and (b) an unlimited number of registrations of its equity interests on a short-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to such registrations. In addition, FPH and OfficeMax have the right to participate in registrations of our equity interests effected by us, whether such registrations relate to an offering by us or by our stockholders. FPH and OfficeMax have agreed not to effect any public sale or private placement of any of our equity interests during the period beginning seven days prior to and ending 180 days after the effective date of the registration statement for any underwritten public offering of our equity interests in which FPH or OfficeMax participate.

Predecessor Period

During the predecessor period presented, stock compensation was granted to our employees under OfficeMax’s stock compensation plans. Depending on the award, stock compensation awards were exercisable one year to three years after the grant date. Boise Forest Products Operations recognized compensation expense over the vesting period based on closing stock prices on the dates of grant. For the period of January 1 through October 28, 2004, they recognized $14.6 million of pretax compensation expense. Compensation expense was calculated based on shares of restricted stock granted to employees of Boise Forest Products Operations plus an allocation of expense related to restricted stock granted to corporate employees that serviced all business units. The allocation was based on average sales, assets, and labor costs. Management believes these allocations are reasonable. However, they are not necessarily indicative of costs to be incurred in the future.

18.                               Segment Information

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

Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used in new residential and light commercial construction and in residential repair and remodeling. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our own wholesale building materials distribution outlets. During 2006, approximately 43% of the wood products we manufactured, including approximately 60% of our EWP, were sold to our Building Materials Distribution segment.

Our Paper segment manufactures and sells uncoated free sheet (including cut-size office papers, commercial printing paper, envelope papers, and a wide range of value-added papers), market pulp, and containerboard (corrugating medium). Many of our paper products are commodity products, while others have specialized features that make these products value-added. Our value-added grades include high-bright and colored cut-size office papers and custom-developed specialty papers for such uses as label and release. We sell to customers both directly from our mills and through distribution centers. In 2006, approximately 45% of our uncoated free sheet sales volume, including about 80% of our office papers sales volume, was sold to OfficeMax.

Our Packaging & Newsprint segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. We also operate five corrugated container plants in the Northwest and a sheet feeder plant in Waco, Texas, which we acquired in February 2006. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Our Waco plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the region, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by brokers or our own sales personnel. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party review.

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

Sales to OfficeMax were $575.9 million and $562.3 million in 2006 and 2005, representing 10% of total sales in both periods. For the period of October 29 through December 31, 2004, sales to OfficeMax represented 11% of total sales. In the predecessor period, sales to OfficeMax were just over 9% of total sales. No other single customer accounted for 10% or more of consolidated trade sales. Export sales to foreign unaffiliated customers were $199.3 million, $217.3 million, and $30.7 million for the years ended December 31, 2006 and 2005, and the period of October 29 through December 31, 2004, respectively. For the period of January 1 through October 28, 2004, our predecessor’s export sales were $104.0 million.

Our Wood Products segment has a small wood I-joist plant in Canada and a veneer plant in Brazil. Our predecessor had a 47% interest in an oriented strand board plant in Canada, which it sold in May 2004 and which it accounted for under the equity method.

The following table summarizes the origin of our net sales and details our long-lived assets by geography:

	Boise			Predecessor
			October 29
			(inception)	January 1
			through	through
	Year Ended December 31		December 31,	October 28,
	2006	2005	2004	2004
		(millions)
Net sales
United States	$5,680.8	$5,848.0	$866.4	$4,829.7
Foreign	99.1	59.4	6.3	32.3
	$5,779.9	$5,907.4	$872.7	$4,862.0

Long-lived assets
United States	$1,573.8	$1,630.8	$1,778.0	$2,167.4
Foreign	48.2	47.4	42.3	48.1
	$1,622.0	$1,678.2	$1,820.3	$2,215.5

Segment sales to external customers by product line are as follows:

	Boise			Predecessor
			October 29
			(inception)	January 1
			through	through
	Year Ended December 31		December 31,	October 28,
	2006	2005	2004	2004
		(millions)
Building Materials Distribution
Structural panels	$470.1	$674.9	$88.9	$655.0
Engineered wood products	461.0	483.7	61.5	318.6
Lumber	726.4	804.7	117.3	727.3
Particleboard	26.1	21.2	3.4	16.7
Building supplies and other	1,266.5	1,067.0	130.5	724.8
	2,950.1	3,051.5	401.6	2,442.4

Wood Products
Plywood and veneer	282.8	364.9	62.0	387.4
Engineered wood products	222.8	237.0	28.9	168.4
Lumber	111.8	126.0	24.1	132.2
Particleboard	51.4	44.3	5.7	42.1
Building supplies and other	17.7	34.8	10.1	60.1
	686.5	807.0	130.8	790.2

Paper
Uncoated free sheet	1,319.9	1,151.8	195.1	972.4
Containerboard (medium)	0.7	10.1	1.3	8.4
Market pulp and other	118.5	213.2	22.7	113.6
	1,439.1	1,375.1	219.1	1,094.4

Packaging & Newsprint
Containerboard (linerboard)	449.7	430.0	75.9	339.9
Newsprint	230.4	210.1	38.6	158.2
Other	9.4	10.3	1.5	10.7
	689.5	650.4	116.0	508.8

Corporate and Other	14.7	23.4	5.2	26.2
	$5,779.9	$5,907.4	$872.7	$4,862.0

An analysis of our operations by segment is as follows:

	Boise
	Sales					Income		Depre- ciation, Amorti-
	Trade	Related Parties	Inter- segment	Total		(Loss) Before Taxes		zation, and Depletion	EBITDA (i)		Capital Expendi- tures		Assets
	(millions)
Year Ended December 31, 2006
Building Materials Distribution	$2,950.1	$—	$0.2	$2,950.3		$75.3		$9.2	$84.6		$10.5		$395.2
Wood Products	686.5	—	469.4	1,155.9		37.2		27.6	64.9		30.7		466.5
Paper	863.7	575.4	55.6	1,494.7		63.1		62.3	125.4		85.5		1,192.8
Packaging & Newsprint	689.0	0.5	77.0	766.5	(a)	45.3		50.8	96.1		66.1	(c)	578.9
Corporate and Other	14.7	—	46.0	60.7		(37.1	)(b)	5.4	(31.9	)(b)	3.3		171.7
	5,204.0	575.9	648.2	6,428.1		183.8		155.3	339.1		196.1		2,805.1
Intersegment eliminations	—	—	(648.2)	(648.2)		—		—	—		—		(99.9)
Interest expense	—	—	—	—		(112.4)		—	—		—		—
Interest income	—	—	—	—		3.8		—	—		—		—
	$5,204.0	$575.9	$—	$5,779.9		$75.2		$155.3	$339.1		$196.1		$2,705.2

Year Ended December 31, 2005
Building Materials Distribution	$3,051.5	$—	$0.8	$3,052.3	$99.9		$9.1	$109.0		$11.7	$433.8
Wood Products	807.0	—	487.4	1,294.4	119.4		23.0	142.4		50.1	499.0
Paper	812.8	562.3	42.7	1,417.8	58.6		54.0	112.6		80.3	1,149.8
Packaging & Newsprint	650.4	—	81.2	731.6	23.8		37.2	61.0		19.5	544.3
Corporate and Other	23.4	—	46.6	70.0	(29.4	)(d)	5.5	(23.8	)(d)	8.7	338.8
	5,345.1	562.3	658.7	6,566.1	272.3		128.8	401.2		170.3	2,965.7
Intersegment eliminations	—	—	(658.7)	(658.7)	—		—	—		—	(152.0)
Change in fair value of interest rate swaps	—	—	—	—	9.9	(e)	—	—		—	—
Interest expense	—	—	—	—	(166.3	)(f)	—	—		—	—
Interest income	—	—	—	—	3.4		—	—		—	—
	$5,345.1	$562.3	$—	$5,907.4	$119.3		$128.8	$401.2		$170.3	$2,813.7

	Boise
						Depre-
					Income	ciation,
					(Loss)	Amorti-
	Sales				Before	zation,		Capital
		Related	Inter-		Taxes	and	EBITDA	Expendi-
	Trade	Parties	segment	Total	(g)	Depletion	(g) (i)	tures	Assets
	(millions)
October 29 (inception) through December 31, 2004
Building Materials Distribution	$401.6	$—	$0.1	$401.7	$10.1	$1.5	$11.6	$1.1	$396.6
Wood Products	130.8	—	69.3	200.1	15.6	3.3	18.9	7.6	456.9
Paper	126.4	92.7	11.0	230.1	19.0	8.3	27.3	16.5	1,079.2
Packaging & Newsprint	116.0	—	12.9	128.9	7.3	6.0	13.3	2.8	550.1
Corporate and Other	5.2	—	7.9	13.1	(6.8)	0.9	(5.9)	0.9	615.0
Acquisition of forest products and paper businesses	—	—	—	—	—	—	—	2,196.5	—
Loan to related party	—	—	—	—	—	—	—	157.5	—
	780.0	92.7	101.2	973.9	45.2	20.0	65.2	2,382.9	3,097.8
Intersegment eliminations	—	—	(101.2)	(101.2)	—	—	—	—	(165.7)
Interest expense	—	—	—	—	(22.2)	—	—	—	—
Interest income	—	—	—	—	2.0	—	—	—	—
	$780.0	$92.7	$—	$872.7	$25.0	$20.0	$65.2	$2,382.9	$2,932.1

	Predecessor
	Sales				Income (Loss) Before Taxes (h)	Depre- ciation, Amorti- zation, and Depletion	EBITDA (h) (i)	Equity in Net Income of Affiliates	Capital Expendi- tures	Assets

	Trade	Related Parties	Inter- segment	Total

	(millions)
January 1 through October 28, 2004
Building Materials Distribution	$2,442.4	$—	$—	$2,442.4	$78.8	$6.1	$84.9	$—	$9.8	$442.9
Wood Products	787.7	2.5	369.7	1,159.9	203.0	23.5	226.5	6.3	41.3	437.9
Paper	652.4	442.0	46.0	1,140.4	(35.4)	118.5	83.1	—	56.2	1,767.1
Packaging & Newsprint	508.7	0.1	56.8	565.6	(1.2)	34.7	33.5	—	27.1	549.6
Corporate and Other	26.2	—	51.2	77.4	(56.8)	11.0	(45.8)	—	5.8	375.7
	4,417.4	444.6	523.7	5,385.7	188.4	193.8	382.2	6.3	140.2	3,573.2
Intersegment eliminations	—	—	(523.7)	(523.7)	—	—	—	—	—	(207.7)
Interest expense	—	—	—	—	(72.1)	—	—	—	—	—
Interest income	—	—	—	—	0.5	—	—	—	—	—
	$4,417.4	$444.6	$—	$4,862.0	$116.8	$193.8	$382.2	$6.3	$140.2	$3,365.5

(a)                                  Includes the impact of adopting EITF 04-13 effective January 1, 2006, which required us to report our inventory buy/sell transactions with the same counterparty on a net basis. See Note 1, Summary of Significant Accounting Policies.

(b)                                 Includes a $3.7 million gain for changes in our retiree healthcare programs.

(c)                                  Includes $42.6 million of cash paid for the purchase of CTC’s assets in Waco, Texas.

(d)                                 Includes a $9.9 million gain for changes in our retiree healthcare programs. For more information about the changes to our retiree healthcare programs, see Note 15, Retirement and Benefit Plans.

(e)                                 Includes a net $9.9 million gain for the change in the fair value of interest rate swaps related to our amended and restated senior credit facilities.

(f)                                   Includes the write-off of $43.0 million of deferred financing costs resulting from the repayment of the Tranche B term loan.

(g)                                 As a result of purchase price accounting, we wrote up the value of our inventory, which increased the costs and expenses recognized by us upon the sale of the inventory by $20.2 million for the period of October 29 (inception) through December 31, 2004.

(h)                                 Income (loss) before taxes and EBITDA for the period of January 1 through October 28, 2004, include the following items: (i) $7.1 million of costs incurred in connection with the February 2004 sale of our predecessor’s Yakima, Washington, plywood and lumber operations; (ii) a $46.5 million pretax gain for the sale of our predecessor’s 47% interest in Voyageur Panel in May 2004; (iii) $12.7 million of expense primarily for a one-time retention bonus OfficeMax granted to our employees; and (iv) $14.6 million of noncash restricted stock expenses.

(i)                                     EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA:

	Boise			Predecessor
			October 29
			(inception)	January 1
			through	through
	Year Ended December 31		December 31,	October 28,
	2006	2005	2004	2004
	(millions)
Net income	$71.6	$121.4	$24.7	$69.5
Change in fair value of interest rate swaps	—	(9.9)	—	—
Interest expense	112.4	166.3	22.2	72.1
Interest income	(3.8)	(3.4)	(2.0)	(0.5)
Income tax provision (benefit)	3.6	(2.1)	0.3	47.3
Depreciation, amortization, and depletion	155.3	128.8	20.0	193.8
EBITDA	$339.1	$401.2	$65.2	$382.2

19.          Commitments and Guarantees

Commitments

We have commitments for fiber, leases, and long-term debt that are discussed further in Note 1, Summary of Significant Accounting Policies, Note 7, Leases, and Note 13, Debt. In addition we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

At December 31, 2006, we estimate that we have a contractual obligation to purchase approximately $839.8 million of wood fiber. This includes the obligations related to the long-term log and fiber supply agreements entered into in connection with the Timberlands Sale. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements is set quarterly or semiannually based on regional market prices and the estimate is based on contract terms or first quarter 2007 pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2006, we had approximately $41.0 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2006, or contract language, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Pursuant to an Additional Consideration Agreement between OfficeMax and us, we may be required to make substantial cash payments to, or receive substantial cash payments from, OfficeMax. Under the Additional Consideration Agreement, the purchase price paid for the forest products and paper assets may be adjusted upward or downward based on paper prices during the six years following the Forest Products Acquisition, subject to annual and aggregate caps. Neither party will be obligated to make a payment under the Additional Consideration Agreement in excess of $45 million in any one year. Payments are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Boise Cascade Holdings, L.L.C. (Boise) and its direct and indirect domestic subsidiaries, excluding foreign subsidiaries and Birch Creek, are parties to a second amended and restated Credit Agreement dated as of November 3, 2006, with JPMorgan Chase Bank, as Administrative Agent, and certain lenders named therein and to a related Guarantee and Collateral Agreement of the same date (collectively the Bank Credit Agreements). Boise Cascade, L.L.C. (Boise LLC), a wholly owned direct subsidiary of Boise Cascade Holdings, L.L.C., acts as borrower under the Bank Credit Agreements for the $538.9 million Tranche D term loan and a $475.0 million revolving credit facility that had no outstanding balance at December 31, 2006, and contingent reimbursement obligations in respect of $42.8 million of standby letters of credit issued under the revolving facility. Boise LLC’s loans and reimbursement obligations are guaranteed by Boise and each of its domestic subsidiaries (other than Boise LLC and Birch Creek). Timber Holdings and its subsidiaries were parties to the Bank Credit Agreements; however, as part of the related-party note repayment and the Timber Holdings merger with and into us, we amended our Credit Agreement in November 2006 so that Timber Corp. is no longer a party to and/or guarantor of the lending arrangements provided in the Credit Agreement. For more information, see Note 3, Merger with Boise Land & Timber Holdings Corp.

Boise LLC and its wholly owned subsidiary, Boise Cascade Finance Corporation, have jointly issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. The senior notes are guaranteed on a senior basis and the subordinated notes on a subordinated basis by Boise and each of its domestic subsidiaries, excluding foreign subsidiaries of Boise and Birch Creek, other than Boise LLC and Boise Cascade Finance Corporation, which are the issuers of the notes. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the $250.0 million senior unsecured floating-rate notes and the $400.0 million senior subordinated notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. Prior to the related-party note prepayment and the Timber Holdings merger with and into us in November 2006, the senior notes were guaranteed on a senior basis and the subordinated notes on a subordinated basis by Boise and its subsidiaries and Timber Holdings and its subsidiaries. After the merger and amendment to our Credit Agreement (discussed above), Timber Holdings and its subsidiaries are no longer guarantors of the debt. For more information, see Note 3, Merger With Boise Land & Timber Holdings Corp.

Boise LLC guarantees the obligations and performance of its wholly owned subsidiary, Boise Cascade do Brasil LTDA., under the terms of the purchase agreements in Brazil. These agreements extend through 2014. Boise LLC’s exposure is effectively limited to the loss of its investment in Boise Cascade do Brasil LTDA., which was approximately $36.0 million at December 31, 2006.

Boise LLC has issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Building Solutions Distribution, L.L.C.; Boise Building Solutions Manufacturing, L.L.C.; Boise White Paper, L.L.C.; and Boise Packaging & Newsprint, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. These include guarantees of the obligations of both Boise White Paper, L.L.C., and Boise Building Solutions Manufacturing, L.L.C., in respect to present and future timber sale agreements and several facility leases entered into by such subsidiaries. Boise LLC also guarantees the performance and payment obligations of Boise Building Solutions Distribution, L.L.C., in respect to several facility leases. Our exposure under these agreements is limited to future timber purchases and the minimum lease payment requirements under the agreements. We also enter into guarantees of various raw material or energy supply agreements arising in the ordinary course of business.

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

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 31, 2006, we were not aware of any material liabilities arising from these indemnifications.

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

20.          Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. The senior notes are guaranteed on a senior basis, and the senior subordinated notes are guaranteed on a senior subordinated basis, in each case jointly and severally by Boise and each of its existing and future subsidiaries (other than the co-issuers, Boise LLC and Boise Cascade Finance Corporation). The nonguarantors include our foreign subsidiaries and Birch Creek. Other than the consolidated financial statements and footnotes for Boise Cascade Holdings, L.L.C., financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$5,147,541	$56,411	$—	$5,203,952
Intercompany	—	4,278	1,241	81,267	(86,786)	—
Related parties	—	—	575,913	—	—	575,913
	—	4,278	5,724,695	137,678	(86,786)	5,779,865

Costs and expenses
Materials, labor, and other operating expenses	—	4,868	5,003,512	110,026	(55,365)	5,063,041
Depreciation, amortization, and depletion	—	3,886	147,171	4,254	—	155,311
Selling and distribution expenses	—	—	281,366	2,270	—	283,636
General and administrative expenses	—	35,071	82,070	2,644	(31,421)	88,364
Other (income) expense, net	—	1,467	1,816	2,806	—	6,089
	—	45,292	5,515,935	122,000	(86,786)	5,596,441

Income (loss) from operations	—	(41,014)	208,760	15,678	—	183,424

Foreign exchange gain (loss)	—	(2,120)	(210)	2,731	—	401
Interest expense	—	(102,418)	—	(9,986)	—	(112,404)
Interest expense—intercompany	—	(545)	—	(20,291)	20,836	—
Interest income	—	3,511	189	81	—	3,781
Interest income—intercompany	—	187	20,649	—	(20,836)	—
	—	(101,385)	20,628	(27,465)	—	(108,222)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(142,399)	229,388	(11,787)	—	75,202
Income tax (provision) benefit	—	(910)	(2,721)	—	—	(3,631)

Income (loss) before equity in net income (loss) of affiliates	—	(143,309)	226,667	(11,787)	—	71,571

Equity in net income (loss) of affiliates	71,571	214,880	—	—	(286,451)	—
Net income (loss)	$71,571	$71,571	$226,667	$(11,787)	$(286,451)	$71,571

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$5,277,082	$68,024	$—	$5,345,106
Intercompany	—	2,567	11,308	58,394	(72,269)	—
Related parties	—	—	562,338	—	—	562,338
	—	2,567	5,850,728	126,418	(72,269)	5,907,444

Costs and expenses
Materials, labor, and other operating expenses	—	3,084	5,095,067	125,803	(68,842)	5,155,112
Fiber costs from related parties	—	—	17,609	—	—	17,609
Depreciation, amortization, and depletion	—	3,952	121,340	3,534	—	128,826
Selling and distribution expenses	—	—	261,825	2,247	—	264,072
General and administrative expenses	—	34,524	43,607	28	(3,427)	74,732
Other (income) expense, net	—	(6,146)	(2,908)	3,462	—	(5,592)
	—	35,414	5,536,540	135,074	(72,269)	5,634,759

Income (loss) from operations	—	(32,847)	314,188	(8,656)	—	272,685

Foreign exchange gain (loss)	—	4,145	32	(4,517)	—	(340)
Change in fair value of interest rate swaps	—	9,886	—	—	—	9,886
Interest expense	—	(164,807)	(7)	(1,530)	—	(166,344)
Interest expense—intercompany	—	(230)	—	(2,302)	2,532	—
Interest income	—	3,076	257	58	—	3,391
Interest income—intercompany	—	274	2,258	—	(2,532)	—
	—	(147,656)	2,540	(8,291)	—	(153,407)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(180,503)	316,728	(16,947)	—	119,278
Income tax (provision) benefit	4,785	(59)	(2,687)	50	—	2,089

Income (loss) before equity in net income (loss) of affiliates	4,785	(180,562)	314,041	(16,897)	—	121,367

Equity in net income (loss) of affiliates	116,582	297,144	—	—	(413,726)	—
Net income (loss)	$121,367	$116,582	$314,041	$(16,897)	$(413,726)	$121,367

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Period of October 29 (inception) Through December 31, 2004

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$773,636	$6,317	$—	$779,953
Intercompany	—	—	—	6,642	(6,642)	—
Related parties	—	—	92,774	—	—	92,774
	—	—	866,410	12,959	(6,642)	872,727

Costs and expenses
Materials, labor, and other operating expenses	—	1,320	725,400	13,431	(6,642)	733,509
Fiber costs from related parties	—	—	24,451	—	—	24,451
Depreciation, amortization, and depletion	—	590	18,904	543	—	20,037
Selling and distribution expenses	—	—	39,798	320	—	40,118
General and administrative expenses	—	6,115	4,493	—	—	10,608
Other (income) expense, net	—	196	(482)	263	—	(23)
	—	8,221	812,564	14,557	(6,642)	828,700

Income (loss) from operations	—	(8,221)	53,846	(1,598)	—	44,027

Foreign exchange gain (loss)	—	87	276	818	—	1,181
Interest expense	—	(22,182)	—	—	—	(22,182)
Interest expense—intercompany	—	(51)	—	(194)	245	—
Interest income	—	1,960	41	4	—	2,005
Interest income—intercompany	—	194	51	—	(245)	—
	—	(19,992)	368	628	—	(18,996)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(28,213)	54,214	(970)	—	25,031
Income tax provision	—	(18)	(266)	(45)	—	(329)

Income (loss) before equity in net income (loss) of affiliates	—	(28,231)	53,948	(1,015)	—	24,702
Equity in net income (loss) of affiliates	24,702	52,933	—	—	(77,635)	—
Net income (loss)	$24,702	$24,702	$53,948	$(1,015)	$(77,635)	$24,702

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$42,962	$32	$2,175	$—	$45,169
Receivables
Trade, less allowances	—	—	135	327,003	—	327,138
Intercompany	—	—	3,956	1,988	(5,944)	—
Related parties	—	695	3,430	33,861	—	37,986
Other	—	1,447	16,707	873	—	19,027
Inventories	—	17	625,575	15,234	—	640,826
Other	—	6,123	6,258	646	—	13,027
	—	51,244	656,093	381,780	(5,944)	1,083,173

Property
Property and equipment, net	—	8,911	1,421,512	31,892	—	1,462,315
Fiber farms and deposits	—	—	27,008	13,484	—	40,492
	—	8,911	1,448,520	45,376	—	1,502,807

Deferred financing costs	—	31,156	—	318	—	31,474
Goodwill	—	—	21,846	—	—	21,846
Intangible assets	—	—	37,507	—	—	37,507
Investments in affiliates	838,844	685,467	—	—	(1,524,311)	—
Other assets	—	10,539	15,043	2,808	—	28,390
Total assets	$838,844	$787,317	$2,179,009	$430,282	$(1,530,255)	$2,705,197

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2006 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$3,200	$—	$—	$—	$3,200
Accounts payable
Trade	—	32,860	303,732	4,609	—	341,201
Intercompany	—	2,752	1,988	1,204	(5,944)	—
Accrued liabilities
Compensation and benefits	—	22,793	69,847	647	—	93,287
Interest payable	—	11,213	—	634	—	11,847
Other	—	16,317	32,155	6,128	—	54,600
	—	89,135	407,722	13,222	(5,944)	504,135

Debt
Long-term debt	—	1,188,900	—	25,000	—	1,213,900

Other
Compensation and benefits	—	111,676	—	—	—	111,676
Other long-term liabilities	—	23,180	13,462	—	—	36,642
	—	134,856	13,462	—	—	148,318

Due to (from) affiliates	—	(1,464,418)	1,155,558	308,860	—	—

Redeemable equity units
Series B equity units	17,477	—	—	—	—	17,477
Series C equity units	6,434	—	—	—	—	6,434
Redeemable equity units	—	23,911	—	—	(23,911)	—
	23,911	23,911	—	—	(23,911)	23,911

Capital
Series A equity units	78,290	—	—	—	—	78,290
Series B equity units	724,988	—	—	—	—	724,988
Series C equity units	11,655	—	—	—	—	11,655
Subsidiary equity	—	814,933	602,267	83,200	(1,500,400)	—
Total capital	814,933	814,933	602,267	83,200	(1,500,400)	814,933
Total liabilities and capital	$838,844	$787,317	$2,179,009	$430,282	$(1,530,255)	$2,705,197

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$85,469	$34	$2,668	$—	$88,171
Receivables
Trade, less allowances	—	—	2,668	336,153	—	338,821
Intercompany	—	—	1,204	1,284	(2,488)	—
Related parties	—	—	3,335	39,675	—	43,010
Other	—	7,318	10,570	3,092	—	20,980
Inventories	—	124	610,418	23,241	—	633,783
Other	—	6,967	3,195	532	—	10,694
	—	99,878	631,424	406,645	(2,488)	1,135,459

Property
Property and equipment, net	—	37,153	1,426,907	32,994	—	1,497,054
Fiber farm and deposits	—	—	40,955	11,281	—	52,236
	—	37,153	1,467,862	44,275	—	1,549,290

Deferred financing costs	—	37,294	—	484	—	37,778
Goodwill	—	—	15,101	—	—	15,101
Intangible assets	—	—	31,804	—	—	31,804
Investments in affiliates	477,433	470,587	—	—	(948,020)	—
Other assets	—	33,237	7,903	3,091	—	44,231
Total assets	$477,433	$678,149	$2,154,094	$454,495	$(950,508)	$2,813,663

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2005 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$39,517	$340,772	$2,918	$—	$383,207
Intercompany	—	—	1,284	1,204	(2,488)	—
Accrued liabilities
Compensation and benefits	—	42,240	63,078	971	—	106,289
Interest payable	—	9,945	—	685	—	10,630
Other	—	4,036	38,469	3,739	—	46,244
	—	95,738	443,603	9,517	(2,488)	546,370

Debt
Long-term debt	—	1,285,800	—	80,000	—	1,365,800
Note payable to related party, net	—	270,854	—	—	—	270,854
	—	1,556,654	—	80,000	—	1,636,654

Other
Compensation and benefits	—	121,269	—	—	—	121,269
Other long-term liabilities	—	19,612	12,325	—	—	31,937
	—	140,881	12,325	—	—	153,206

Due to (from) affiliates	—	(1,592,557)	1,322,896	269,661	—	—

Redeemable equity units
Series B equity units	9,508	—	—	—	—	9,508
Series C equity units	2,904	—	—	—	—	2,904
Redeemable equity units	—	12,412	—	—	(12,412)	—
	12,412	12,412	—	—	(12,412)	12,412

Capital
Series A equity units	39,885	—	—	—	—	39,885
Series B equity units	417,601	—	—	—	—	417,601
Series C equity units	7,535	—	—	—	—	7,535
Subsidiary equity	—	465,021	375,270	95,317	(935,608)	—
Total capital	465,021	465,021	375,270	95,317	(935,608)	465,021
Total liabilities and capital	$477,433	$678,149	$2,154,094	$454,495	$(950,508)	$2,813,663

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$71,571	$71,571	$226,667	$(11,787)	$(286,451)	$71,571
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(71,571)	(214,880)	—	—	286,451	—
Depreciation, depletion, and amortization of deferred financing costs and other costs	—	5,713	147,171	4,428	—	157,312
Related-party interest expense	—	14,615	—	20,291	(20,836)	14,070
Related-party interest income	—	(187)	(20,649)	—	20,836	—
Deferred income taxes	—	984	(16)	—	—	968
Pension and other postretirement benefit expense	—	27,447	—	—	—	27,447
Gain on changes in retiree healthcare programs	—	(3,741)	—	—	—	(3,741)
Management equity units expense	—	3,514	—	—	—	3,514
Loss on sales of assets	—	1,602	1,709	—	—	3,311
Other	—	2,120	3,601	(2,731)	—	2,990
Decrease (increase) in working capital, net of acquisitions
Receivables	—	2,511	4,568	16,479	—	23,558
Inventories	—	107	(12,927)	8,007	—	(4,813)
Accounts payable and accrued liabilities	—	(4,242)	(24,582)	3,721	—	(25,103)
Pension and other postretirement benefit payments	—	(20,736)	—	—	—	(20,736)
Current and deferred income taxes	—	6,552	(2,167)	—	—	4,385
Other	—	(1,493)	575	(137)	—	(1,055)
Cash provided by (used for) operations	—	(108,543)	323,950	38,271	—	253,678

Cash provided by (used for) investment
Expenditures for property and equipment	—	(3,164)	(146,562)	(3,798)	—	(153,524)
Acquisitions of businesses and facilities	—	—	(42,609)	—	—	(42,609)
Sales of assets	—	27,900	15,587	—	—	43,487
Investments in affiliates	(261,008)	214,880	—	—	46,128	—
Other	—	(1,989)	1,940	1,957	—	1,908
Cash provided by (used for) investment	(261,008)	237,627	(171,644)	(1,841)	46,128	(150,738)

Cash provided by (used for) financing
Issuances of long-term debt	—	68,300	—	305,000	—	373,300
Payments of long-term debt	—	(165,200)	—	(360,000)	—	(525,200)
Note payable to related party, net	—	(283,847)	—	—	—	(283,847)
Tax distributions to members	(19,269)	—	—	—	—	(19,269)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(19,269)	—	—	19,269	—
Proceeds from changes to interest rate swaps	—	25,620	—	—	—	25,620
Capital contribution from members	280,366	280,366	—	—	(280,366)	280,366
Net repurchases of equity units	(89)	(89)	—	—	89	(89)
Other	—	3,185	—	(8)	—	3,177
Cash provided by (used for) financing	261,008	(90,934)	—	(55,008)	(261,008)	(145,942)

Due to (from) affiliates	—	(80,657)	(152,308)	18,085	214,880	—

Decrease in cash and cash equivalents	—	(42,507)	(2)	(493)	—	(43,002)
Balance at beginning of the year	—	85,469	34	2,668	—	88,171
Balance at end of the year	$—	$42,962	$32	$2,175	$—	$45,169

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$121,367	$116,582	$314,041	$(16,897)	$(413,726)	$121,367
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(116,582)	(297,144)	—	—	413,726	—
Depreciation, depletion, and amortization of deferred financing costs and other costs	—	53,803	121,340	3,534	—	178,677
Related-party interest expense	—	19,139	—	2,302	(2,532)	18,909
Related-party interest income	—	(274)	(2,258)	—	2,532	—
Deferred income taxes	(4,785)	—	(3)	—	—	(4,788)
Pension and other postretirement benefit expense	—	28,681	—	—	—	28,681
Gain on changes in retiree healthcare programs	—	(9,900)	—	—	—	(9,900)
Change in fair value of interest rate swaps	—	(9,886)	—	—	—	(9,886)
Management equity units expense	—	2,904	—	—	—	2,904
Other	—	(2,120)	(32)	4,517	—	2,365
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(52,592)	358,940	(367,763)	—	(61,415)
Inventories	—	(5,247)	(27,559)	(6,136)	—	(38,942)
Accounts payable and accrued liabilities	—	45,781	48,788	1,328	—	95,897
Pension and other postretirement benefit payments	—	(11,073)	—	—	—	(11,073)
Current and deferred income taxes	—	(6,204)	1,745	(7)	—	(4,466)
Other	—	(965)	(489)	(137)	—	(1,591)
Cash provided by (used for) operations	—	(128,515)	814,513	(379,259)	—	306,739

Cash provided by (used for) investment
Expenditures for property and equipment	—	(8,716)	(155,324)	(6,242)	—	(170,282)
Sales of assets	—	1,833	16,703	—	—	18,536
Repayment of note receivable from related party, net	—	157,509	—	—	—	157,509
Investments in affiliates	23,889	297,144	—	—	(321,033)	—
Other	—	16,981	(6,780)	(6,547)	—	3,654
Cash provided by (used for) investment	23,889	464,751	(145,401)	(12,789)	(321,033)	9,417

Cash provided by (used for) financing
Issuances of long-term debt	—	840,000	—	80,000	—	920,000
Payments of long-term debt	—	(1,534,200)	—	—	—	(1,534,200)
Note payable to related party, net	—	250,272	—	—	—	250,272
Tax distributions to members	(23,143)	—	—	—	—	(23,143)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(23,143)	—	—	23,143	—
Net repurchases of equity units	(746)	(746)	—	—	746	(746)
Other	—	(7,156)	—	3,643	—	(3,513)
Cash provided by (used for) financing	(23,889)	(474,973)	—	83,643	23,889	(391,330)

Due to (from) affiliates	—	63,647	(669,117)	308,326	297,144	—

Decrease in cash and cash equivalents	—	(75,090)	(5)	(79)	—	(75,174)
Balance at beginning of the year	—	160,559	39	2,747	—	163,345
Balance at end of the year	$—	$85,469	$34	$2,668	$—	$88,171

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Period of October 29 (inception) Through December 31, 2004

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$24,702	$24,702	$53,948	$(1,015)	$(77,635)	$24,702
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(24,702)	(52,933)	—	—	77,635	—
Depreciation, depletion, and amortization of deferred financing costs and other costs	—	2,915	18,903	543	—	22,361
Related-party interest expense	—	51	—	194	(245)	—
Related-party interest income	—	(194)	(51)	—	245	—
Pension and other postretirement benefit expense	—	441	2,466	—	—	2,907
Other	—	(87)	(276)	(818)	—	(1,181)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(3,453)	125,871	1,315	(1,781)	121,952
Inventories	—	(2,299)	(15,787)	(3,317)	—	(21,403)
Accounts payable and accrued liabilities	—	69,697	14,858	(768)	1,781	85,568
Pension and other postretirement benefit payments	—	(62)	—	—	—	(62)
Other	—	(5,459)	1,300	(8)	(201)	(4,368)
Cash provided by (used for) operations	—	33,319	201,232	(3,874)	(201)	230,476

Cash provided by (used for) investment
Expenditures for property and equipment	—	(470)	(27,409)	(1,021)	—	(28,900)
Acquisition of businesses and facilities	—	25,074	(2,162,989)	(58,537)	—	(2,196,452)
Note receivable from related party, net	—	(157,509)	—	—	—	(157,509)
Investment in affiliate	(338,877)	—	—	—	338,877	—
Other	—	(5,059)	2,432	—	—	(2,627)
Cash provided by (used for) investment	(338,877)	(137,964)	(2,187,966)	(59,558)	338,877	(2,385,488)

Cash provided by (used for) financing
Issuances of long-term debt	—	2,020,000	—	—	—	2,020,000
Payments of long-term debt	—	(40,000)	—	—	—	(40,000)
Net issuance of equity units	338,877	338,877	—	—	(338,877)	338,877
Other	—	(520)	—	—	—	(520)
Cash provided by (used for) financing	338,877	2,318,357	—	—	(338,877)	2,318,357

Due to (from) affiliates	—	(2,053,153)	1,986,773	66,179	201	—

Increase in cash and cash equivalents	—	160,559	39	2,747	—	163,345
Balance at beginning of the period	—	—	—	—	—	—
Balance at end of the period	$—	$160,559	$39	$2,747	$—	$163,345

21.          Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business.  We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

22.          Quarterly Results of Operations (unaudited)

	2006
	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter
	(millions)
Net sales	$1,470.3	$1,559.8	$1,480.3	$1,269.5
Income from operations	30.5	60.1	63.1	29.8
Net income	0.1	33.4	34.9	3.1

	2005
	First Quarter (b)	Second Quarter (c)	Third Quarter	Fourth Quarter (d)
	(millions)
Net sales	$1,432.3	$1,494.6	$1,556.3	$1,424.3
Income from operations	81.7	77.4	79.4	34.2
Net income (loss)	64.7	(14.5)	28.5	42.6

(a)                                  Included a $3.7 million gain for changes in our retiree healthcare programs (see Note 15, Retirement and Benefit Plans).

(b)                                 Included a $15.2 million gain for the change in the fair value of interest rate swaps related to our amended and restated senior credit facilities (see Note 14, Financial Instruments).

(c)                                  Included the write-off of $43.0 million of deferred financing costs resulting from the repayment of the Tranche B term loan (see Note 13, Debt).

Included $5.3 million of expense for the change in the fair value of interest rate swaps related to our amended and restated credit facilities (see Note 14, Financial Instruments).

(d)                                 Included a $9.9 million gain for changes in our retiree healthcare programs (see Note 15, Retirement and Benefit Plans).

Included a $37.3 million net income tax benefit recorded as a result of rescinding our C corporation status (see Note 8, Income taxes).

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Boise Cascade Holdings, L.L.C.:

We have audited the accompanying consolidated balance sheets of Boise Cascade Holdings, L.L.C. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, capital, and cash flows for the years ended December 31, 2006 and 2005, and the period from October 29, 2004 (inception) through December 31, 2004. We have also audited the accompanying statements of income, capital, and cash flows of Boise Forest Products Operations (the predecessor) for the period from January 1, 2004 through October 28, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Holdings, L.L.C. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, and for the period from October 29, 2004 (inception) through December 31, 2004, as well as the results of operations of Boise Forest Products Operations (the predecessor) and its cash flows for the period from January 1, 2004 through October 28, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans as of December 31, 2006. In addition, as discussed in Note 1, the Company adopted EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty for the year ended December 31, 2006.

/s/ KPMG LLP

Boise, Idaho

February 28, 2007

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including the chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level. Furthermore, the company’s management noted that, as a result of their evaluation of changes in internal control over financial reporting, they identified no changes during the fourth quarter of fiscal year 2006 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Following is a list of our directors and those individuals deemed “executive officers” under Section 16 of the Securities Exchange Act of 1934, along with brief descriptions of their business experience.

Name	Age	Position

Zaid F. Alsikafi	31	Director
Matthew R. Broad	47	Director
Hank Brown	67	Director
William S. Kirsch	50	Director
John W. Madigan	69	Director
Duane C. McDougall	55	Director
Christopher J. McGowan	35	Director
Samuel M. Mencoff	50	Director
Thomas S. Souleles	38	Director
W. Thomas Stephens	64	Chief Executive Officer and Chairman, Director
Alexander Toeldte	47	Executive Vice President, Paper and Packaging & Newsprint
Stanley R. Bell	60	Senior Vice President, Building Materials Distribution
Thomas E. Carlile	55	Senior Vice President and Chief Financial Officer
Miles A. Hewitt	48	Senior Vice President, Paper
Thomas A. Lovlien	51	Senior Vice President, Wood Products
Samuel K. Cotterell	55	Vice President and Controller

Zaid F. Alsikafi, 31, Director. Mr. Alsikafi became a director in October 2004. Mr. Alsikafi has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 2003 and currently serves as vice president. From 2001 to 2003, Mr. Alsikafi attended Harvard Business School. From 1999 to 2001, he was employed by Madison Dearborn Partners as an associate. Mr. Alsikafi does not hold any public company directorships.

Matthew R. Broad, 47, Director. Mr. Broad became a director in November 2006. Mr. Broad became the executive vice president and general counsel of OfficeMax Incorporated (formerly known as Boise Cascade Corporation) in 2004. OfficeMax provides office supplies and paper, print and document services, technology products and solutions, and furniture to large, medium, and small businesses and consumers. From 1989 to 2004, Mr. Broad was associate general counsel of Boise Cascade Corporation and also served as corporate secretary of Boise Cascade Office Products Corporation, a wholly owned subsidiary of Boise Cascade Corporation. Mr. Broad does not hold any public company directorships.

Hank Brown, 67, Director. Mr. Brown became a director in July 2005. Since August 2005, Mr. Brown has been president of the University of Colorado. From 2002 to July 2005, Mr. Brown served as president and chief executive officer of The Daniels Fund in Denver, Colorado. Established in 1997, The Daniels Fund is a foundation that supports programs encouraging personal responsibility and achievement. Prior to his employment with The Daniels Fund, Mr. Brown served as president of the University of Northern Colorado, U.S. Senator from Colorado, U.S. Representative from Colorado, and state senator in the Colorado legislature. Mr. Brown is a member of the boards of directors of Sealed Air Corporation and Sensient Technologies Corporation.

William S. Kirsch, 50, Director. Mr. Kirsch became a director in July 2005. Since December 2006, Mr. Kirsch has been a partner with, and chair of the Global Private Equity Group of, the law firm of Paul, Hastings, Janofsky & Walker. From August 2004 to May 2006, Mr. Kirsch served as a director and president and chief executive officer of Conseco, Inc. Conseco is a Fortune 500 company that provides supplemental health insurance, life insurance, and annuities. From 1981 to 2004, Mr. Kirsch was with the law firm of Kirkland & Ellis LLP, where he served as a member of the Firmwide Management Committee. While at Kirkland & Ellis, Mr. Kirsch served as general counsel of Madison Dearborn Partners, LLC, from 1999 to 2004. Mr. Kirsch does not hold any public company directorships.

John W. Madigan, 69, Director. Mr. Madigan became a director in January 2005. Mr. Madigan served as a special partner at Madison Dearborn Partners, LLC, from 2004 to October 2006. In December 2003, Mr. Madigan retired from Tribune Company, where he had served as chairman and chief executive officer since 1996. Tribune Company operates businesses in publishing, interactive, and broadcasting. Mr. Madigan is a member of the board of directors of Gilead Sciences, Inc.

Duane C. McDougall, 55, Director. Mr. McDougall became a director in July 2005. Mr. McDougall was president and chief executive officer of Willamette Industries, an international paper and forest products company, until its acquisition in 2002. During his 23-year career with Willamette, Mr. McDougall held numerous operating and finance positions before becoming president and chief executive officer. Mr. McDougall is a member of the boards of directors of Cascade Corporation, The Greenbrier Companies, Infocus Corporation, and West Coast Bancorp.

Christopher J. McGowan, 35, Director. Mr. McGowan became a director in October 2004. Mr. McGowan has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1999 and currently serves as a director. Mr. McGowan does not hold any public company directorships.

Samuel M. Mencoff, 50, Director. Mr. Mencoff became a director in October 2004. Mr. Mencoff has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1993 and currently serves as co-president. Mr. Mencoff is a member of the board of directors of Packaging Corporation of America.

Thomas S. Souleles, 38, Director. Mr. Souleles became a director in October 2004. Mr. Souleles has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1995 and currently serves as a managing director. Mr. Souleles is a member of the boards of directors of Great Lakes Dredge & Dock Company, Magellan GP, LLC, Magellan Midstream Holdings GP, LLC, and Packaging Corporation of America.

W. Thomas Stephens, 64, Chief Executive Officer and Chairman, Director. Mr. Stephens became our chief executive officer and chairman and a director in October 2004 following a period of retirement. Mr. Stephens served as president and chief executive officer of MacMillan Bloedel, a Canadian forest products company, from 1997 until his retirement in 1999. Mr. Stephens currently serves as a trustee of The Putnam Funds.

Alexander Toeldte, 47, Executive Vice President, Paper and Packaging & Newsprint. Mr. Toeldte became our executive vice president, Paper and Packaging & Newsprint, on October 28, 2005. Since October 1, 2005, he had served as president of the company’s Packaging & Newsprint business segment. From 2004 to 2006, Mr. Toeldte served as chair of Algonac Limited, a private management and consulting firm based in Auckland, New Zealand. From 2001 to 2003, Mr. Toeldte served as executive vice president of Fonterra Co-operative Group, Ltd., and chief executive officer of Fonterra Enterprises. Fonterra, based in New Zealand, is a global dairy company. From 1999 to 2001, Mr. Toeldte served in various capacities with Fletcher Challenge Limited, which had international holdings in paper, building materials, and energy.

Stanley R. Bell, 60, Senior Vice President, Building Materials Distribution. Mr. Bell became our senior vice president, Building Materials Distribution, in connection with the Forest Products Acquisition. From 2000 to 2004, Mr. Bell served as senior vice president and general manager, Boise Building Solutions, Distribution, of Boise Cascade Corporation.

Thomas E. Carlile, 55, Senior Vice President and Chief Financial Officer. Mr. Carlile became our senior vice president and chief financial officer in connection with the Forest Products Acquisition. From 1994 to 2004, Mr. Carlile served as vice president and controller of Boise Cascade Corporation.

Miles A. Hewitt, 48, Senior Vice President, Paper. Mr. Hewitt became our senior vice president, Paper, in connection with the Forest Products Acquisition. From 2001 to 2004, Mr. Hewitt served as vice president and general manager, Boise Paper Solutions, of Boise Cascade Corporation. From 1999 to 2001, Mr. Hewitt served as vice president, Boise Paper Solutions — Minnesota Operations, of Boise Cascade Corporation.

Thomas A. Lovlien, 51, Senior Vice President, Wood Products. Mr. Lovlien became our senior vice president, Wood Products, in connection with the Forest Products Acquisition. From 2000 to

2004, Mr. Lovlien served as vice president of operations, Boise Building Solutions, Manufacturing, of Boise Cascade Corporation.

Samuel K. Cotterell, 55, Vice President and Controller. Mr. Cotterell became our vice president and controller in connection with the Forest Products Acquisition. From 1999 to 2004, Mr. Cotterell served as director of financial reporting of Boise Cascade Corporation.

Messrs. Alsikafi, McGowan, Mencoff, and Souleles serve on our board of directors as designees of FPH pursuant to the Securityholders Agreement dated October 29, 2004, as amended on November 10, 2006, among FPH, OfficeMax, and us (the Securityholders Agreement). Mr. Broad serves on our board of directors as a designee of OfficeMax pursuant to the Securityholders Agreement. Mr. Stephens serves on our board of directors as our chief executive officer pursuant to the Securityholders Agreement. We have further described the Securityholders Agreement in “Item 13.  Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K. There are no other arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Each of our directors will serve until such person’s successor is elected and qualified or until such person’s death, resignation, or removal. Our board of directors has the power to appoint our officers. Each officer will hold office for the term determined by the board of directors and until such person’s successor is chosen and qualified or until such person’s death, resignation, or removal.

We paid $10,000 to Mr. McDougall for consulting services in 2006 in connection with the evaluation of the Central Texas Corrugated acquisition and the label and release project at our Wallula, Washington, paper mill. In 2006, we purchased a variety of other goods and services from companies for which our directors serve as officers or directors. None of these purchases were material to the selling entity or to our business. In 2006, we also sold a variety of goods and services to companies for which our directors serve as officers or directors. Except for our sale of paper to OfficeMax under the paper supply agreement, described in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K, none of these sales were material to the purchasing entity or to our business.

There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

Our board of directors currently has an audit committee, a compensation committee, and a governance and nominating committee. The composition, duties, and responsibilities of these committees are set forth below.

Audit Committee

Our audit committee currently consists of Messrs. Souleles (chair), Alsikafi, Madigan, McDougall, McGowan, and Mencoff. Mr. Souleles is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

The audit committee is responsible for selecting the independent auditor; approving the overall scope of the audit; discussing the annual audited financial statements and quarterly financial statements, including matters required to be reviewed under applicable legal and regulatory requirements, with management and the independent auditor; discussing earnings press releases and other financial information provided to the public with management and the independent auditor, as appropriate; discussing with management and the independent auditor, as appropriate, any audit problems or difficulties and management’s response; discussing the company’s risk assessment and risk management policies; reviewing the company’s financial reporting and accounting standards and principles, significant changes in such standards or principles, and the key accounting decisions affecting the company’s financial statements; reviewing and approving the internal corporate audit staff functions; reviewing the company’s internal system of audit, financial, and disclosure controls and the results of internal audits; annually reviewing the independent auditor’s written report describing the auditing firm’s internal quality-control procedures and any material issues raised by the auditing firm’s internal quality-control review or peer reviews of the auditing firm; reviewing and investigating matters pertaining to the integrity of management; establishing procedures concerning the treatment of complaints and concerns regarding accounting, internal accounting controls, or audit matters; meeting separately with management, the corporate audit staff, and the independent auditor; handling such other matters that are specifically delegated to the audit committee by the board of directors from time to time; and reporting regularly to the full board of directors.

Compensation Committee

Our compensation committee currently consists of Messrs. Mencoff (chair), Kirsch, Madigan, McDougall, and Souleles.

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

Governance and Nominating Committee

Our governance and nominating committee currently consists of Messrs. Mencoff (chair), Brown, Kirsch, McGowan, and Souleles.

The governance and nominating committee’s purpose is to assist our board in identifying individuals qualified to become members of our board of directors. This committee is responsible for identifying and recommending for election individuals who meet the criteria the board has established for board membership; reviewing the board’s committee structure and recommending to the board the composition of each committee; and annually reviewing director compensation and benefits.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Code of Ethics

We have adopted a Code of Ethics that applies to all employees, including our chief executive officer, chief financial officer, and principal accounting officer. Copies of our Code of Ethics are available, free of charge, on our website at www.bc.com by clicking on About Boise and then Code of Ethics. You may also obtain copies of our Code of Ethics by contacting our Investor Relations Department, 1111 West Jefferson Street, Boise, Idaho, 83728, or by calling 208/384-4803. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose such amendments or waivers by posting the required information on our website at the above address.

ITEM 11.              EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The compensation committee of our board of directors operates under a written charter. The board established this committee to discharge the board’s responsibilities relating to compensation of the company’s chief executive officer and each of the company’s executive officers. The committee has overall responsibility for decisions relating to all compensation plans, policies, and benefit programs as they affect the chief executive officer and executive officers. The following discussion and analysis explains the basis for the committee’s compensation decisions during 2006.

Executive Compensation Program Objectives

As part of the Forest Products Acquisition, we agreed to maintain executive compensation and benefits at levels that were substantially comparable, in the aggregate, to the levels of compensation and benefits that OfficeMax had maintained. This agreement has defined the standards for the company’s compensation and benefits since its inception in late 2004. Because the maintenance period has now expired, the committee will embark on a fresh review of executive compensation and benefits in the year to come. Although we anticipate executive compensation and benefits may be altered to reflect the company’s business strategies, the objectives of such compensation and benefits should remain substantially the same over time. Those objectives are:

•      Closely align compensation with the performance of the company on both a short-term and long-term basis;

•      Link each executive officer’s compensation to his or her performance and the areas of the company for which he or she is responsible;

•      Attract, motivate, reward, and retain the broad-based management talent critical to achieving the company’s business goals; and

•      Encourage executive officers to own company management equity units.

To ensure that compensation levels remain competitive, the committee surveys and analyzes information on executive compensation practices and data from a wide variety of sources, including compensation practices and data for executives holding comparable positions throughout general industry and in the forest products industry.

The committee and management use information, surveys, and data compiled by outside human resource consulting firms to assist them in structuring the company’s compensation programs. In 2006, we used services provided by the Forest Products Industry Compensation Association (FPICA) and Hewitt Associates.

We target total compensation for executive officers (the sum of base salary, annual variable incentive compensation, and long-term incentive compensation) at the 50th percentile of our surveyed companies. We believe our annual variable incentive compensation component links executive compensation directly to the company’s financial performance, and the long-term incentive compensation component links executive compensation to changes in the company’s equity value.

Executive Compensation Program Elements

The four elements of the company’s executive compensation program are:

•      Base salary;

•      Annual variable incentive compensation (Incentive and Performance Plan);

•      Long-term incentive compensation (Management Equity Plan); and

•      Other compensation and benefit plans.

The company’s compensation plans reflect the committee’s intent and general practice to pay compensation that the company can deduct for purposes of federal income tax. Executive compensation decisions, however, necessarily involve some subjective judgment. From time to time, we may pay amounts that are not tax-deductible to meet the design goals of our executive compensation program.

Base Salary

The committee reviews base salaries for executive officers annually and at the time of promotions or other increases in responsibilities. Almost all salaried positions within the company, including each executive officer position, have an established salary guideline. The midpoint of each salary guideline approximates the median salary, adjusted for company size (in sales), of equivalent positions at our surveyed companies. While the salary target range for our executive officers is the midpoint of the salary guideline, an individual’s salary may fall above or below the midpoint based on a subjective evaluation of factors such as the individual’s level of responsibility, individual performance, and years of experience with the company.

The company is paying Mr. Stephens pursuant to an Employment Agreement dated October 29, 2004. For a description of the material terms of Mr. Stephens’ Employment Agreement, please refer to the Agreements With, and Potential Payments to, Named Executive Officers section of this Compensation Discussion and Analysis. The committee reviews Mr. Stephens’ performance against a performance plan.

Annual Variable Incentive Compensation (Incentive and Performance Plan)

For 2006, each of our named executive officers earned a cash bonus pursuant to our Incentive and Performance Plan. These awards were based on the attainment of annual financial goals at corporate and business unit levels and for achieving individual annual performance objectives. Awards were calculated as a percentage of base salary, based on the extent to which the financial goals and performance objectives were met during the year. The 2006 target bonus awards for Messrs. Carlile, Stephens, and Toeldte were 65% of the base salary they received from us. The 2006 target bonus awards for Messrs. Bell and Lovlien were 55% of the base salary they received from us. These target bonus percentages are the same as their 2005 target bonus percentages. Depending on the achievement of their predetermined financial goals and performance objectives, the annual bonus amounts for our named executive officers may be less than or greater than the target bonus amounts.

Long-Term Incentive Compensation (Management Equity Plan)

Pursuant to an equity incentive program established shortly after the closing of the Forest Products Acquisition, approximately 170 of our management-level employees purchased, at fair market value, Series B equity units for approximately $18.6 million. Purchasers of Series B equity units in this program also received, at no additional cost, Series C equity units (2004 Series C equity units), representing the right to participate in the company’s profits after the holders of the Series B equity units have received a return of all of their invested capital. The 2004 Series C equity units have no value to the holder until FPH’s equity value appreciates above a specified level.

On April 3, 2006, shortly after joining the company, Mr. Toeldte purchased, at fair market value, Series B equity units for $560,000 and also received, at no additional cost, a new series of Series C equity units (2006 Series C equity units). The 2006 Series C equity units have a higher threshold for participation in the company’s profits than did the 2004 Series C equity units.

Set forth below are the numbers of shares of Series B equity units, 2004 Series C equity units, and 2006 Series C equity units held by our named executive officers as of December 31, 2006:

Name	Series B Equity Units	2004 Series C Equity Units	2006 Series C Equity Units

W. Thomas Stephens	4,000,000	11,183,000	—
Thomas E. Carlile	850,000	2,396,000	—
Alexander Toeldte	280,000	—	4,500,000
Stanley R. Bell	740,000	1,917,000	—
Thomas A. Lovlien	400,000	851,000	—

Other Compensation and Benefit Plans

The company’s executive officers receive additional compensation in the form of payments, allocations, or accruals under various other compensation and benefit plans. Among these plans and benefits are supplemental pension plans, a deferred compensation plan, agreements that formalize each executive officer’s severance benefits if the officer is terminated following a change in control, and a supplemental life plan. These plans are further described below and are an integral part of the company’s executive compensation program.

Summary Compensation Table

The following table presents compensation information for the fiscal year ended December 31, 2006, for Mr. Stephens, our chairman of the board and chief executive officer, Mr. Carlile, our senior vice president and chief financial officer, and Messrs. Toeldte, Bell, and Lovlien, our three most highly compensated executive officers other than Messrs. Stephens and Carlile. We refer to these executives as “named executive officers” elsewhere in this Form10-K.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compen- sation ($) (4)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($) (5)	All Other Compen- sation ($) (6)	Total ($)

W. Thomas Stephens Chairman of the Board and Chief Executive Officer	2006	$1,000,000	$—	$1,621,535	$560,000	$—	$9,741	$3,191,276

Thomas E. Carlile Senior Vice President and Chief Financial Officer	2006	425,000	—	146,156	240,000	579,687	47,316	1,438,159

Alexander Toeldte Executive Vice President, Paper and Packaging & Newsprint	2006	500,000	—	171,000	410,000	634	128,658	1,210,292

Stanley R. Bell Senior Vice President, Building Materials Distribution	2006	370,000	—	116,937	286,528	659,985	63,806	1,497,256

Thomas A. Lovlien Senior Vice President, Wood Products	2006	341,667	69,910	51,911	90,090	375,728	42,556	971,862

(1)             Includes amounts deferred under our Savings Plan and Deferred Compensation Plan. The Savings Plan is a defined contribution plan intended to be qualified under Section 401(a) of the Internal Revenue Code that contains a cash or deferred arrangement meeting the requirements of Section 401(k) of the code. The Deferred Compensation Plan is a nonqualified savings plan offered to a select group of management and key employees.

(2)             The amount reported represents a discretionary bonus to Mr. Lovlien for his exemplary work in exploring strategic alternatives for the Wood Products business and support on intracompany log supply issues.

(3)             In connection with the purchase of their Series B equity units on November 29, 2004, Messrs. Stephens, Carlile, Bell, and Lovlien were granted, at no additional cost, 11,183,000, 2,396,000, 1,917,000, and 851,000 2004 Series C equity units, respectively. The 2004 Series C equity units represent the right to participate in the company’s profits after the holders of the Series B equity units have received a return of all of their invested capital. The terms of these grants are further described in the Management Equity Agreement dated November 29, 2004, and filed with the SEC on May 2, 2005, as Exhibit 10.25 to Amendment No. 3 to the company’s registration statement on Form S-1.

                           In connection with the purchase of his Series B equity units on April 3, 2006, Mr. Toeldte was granted, at no additional cost, 4,500,000 2006 Series C equity units. The 2006 Series C equity units represent the right to participate in the company’s profits after the holders of the Series B equity units and 2004 Series C equity units have received a specified threshold return on their invested capital. The terms of this grant are further described in the Management Equity Agreement dated April 3, 2006, and filed with the SEC on April 6, 2006, as Exhibit 99.1 to the company’s report on Form 8-K.

                           The amounts reported for the 2004 Series C equity units and 2006 Series C equity units reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS No. 123(R). Assumptions used in the calculation of these amounts are described in Note 16, Redeemable Equity Units, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K.

(4)             Represents 2006 payments awarded under our annual variable Incentive and Performance Plan. The specific financial goals and performance objectives at corporate and business unit levels used to calculate these payments are as follows:

W. Thomas Stephens	100% corporate incentive cash flow Less 10% safety adjustment if corporate recorded incident rate (RIR) not met

Thomas E. Carlile	100% corporate incentive cash flow Less 10% safety adjustment if corporate RIR not met

Alexander Toeldte	25% corporate incentive cash flow 32.5% Paper cash flow 19.5% Packaging & Newsprint cash flow 13% Central Texas Corrugated EBITDA and volume 10% safety based on corporate RIR

Stanley R. Bell	20% corporate incentive cash flow 40% division Pre-Tax Return on Net Working Capital (PRONWC) 40% division EBITDA Less 10% safety adjustment if corporate RIR not met

Thomas A. Lovlien	20% corporate incentive cash flow Less 10% safety adjustment if corporate RIR not met 80% division cash flow Less 10% safety adjustment if division RIR not met

(5)             Amounts disclosed in this column include the following:

Name	Year	Change in Pension Value (a)	Nonqualified Deferred Compensation Earnings (b)

W. Thomas Stephens	2006	$—	$—
Thomas E. Carlile	2006	577,978	1,709
Alexander Toeldte	2006	—	634
Stanley R. Bell	2006	655,796	4,189
Thomas A. Lovlien	2006	373,684	2,044

(a)            The amounts reported for Messrs. Carlile, Bell, and Lovlien reflect the actuarial increase in the present value of their benefits under all pension plans established by the company using interest rate and mortality rate assumptions consistent with those used in the company’s financial statements and include amounts that such officers may not currently be entitled to receive because such amounts are not vested. Messrs. Stephens and Toeldte are not eligible to participate in the company’s pension plans.

(b)           The amounts reported for Messrs. Carlile, Toeldte, Bell, and Lovlien reflect the above-market portion of the interest they earned on their 2006 deferred compensation. Mr. Stephens did not participate in the company’s Deferred Compensation Plan during 2006.

(6)             Amounts disclosed in this column include the following:

Name	Year	Company-Matching Contributions to Savings and Deferred Compensation Plans (a)	Company-Paid Portion of Executive Officer Life Insurance	Reportable Perquisites (b)

W. Thomas Stephens	2006	$4,620	$—	$5,121
Thomas E. Carlile	2006	29,400	12,425	5,491
Alexander Toeldte	2006	31,535	360	96,763
Stanley R. Bell	2006	32,592	18,553	12,661
Thomas A. Lovlien	2006	26,950	15,606	—

(a)            The company’s Savings Plan is a defined contribution plan intended to be qualified under Section 401(a) of the Internal Revenue Code that contains a cash or deferred arrangement meeting the requirements of Section 401(k) of the code. The Deferred Compensation Plan is a nonqualified savings plan offered to a select group of management and key employees. Participants in the Deferred Compensation Plan may choose to have matching contributions made under the Deferred Compensation Plan in lieu of receiving matching contributions under the Savings Plan.

(b)           The cost incurred by the company for various perquisites provided to Mr. Lovlien is not reflected because the amount did not exceed $10,000. Amounts disclosed in this column for various other perquisites provided to Messrs. Stephens, Carlile, Toeldte, and Bell including the following:

Name	Nonbusiness Memberships	Supplemental Healthcare	Financial Counseling	Legal Fees	Relocation Expenses

W. Thomas Stephens	$5,121	$ *	$—	$—	$—
Thomas E. Carlile	—	*	5,491	—	—
Alexander Toeldte	20,160	*	—	14,621	61,982
Stanley R. Bell	4,471	*	8,190	—	—

*                    Pursuant to federal healthcare privacy regulations, we have not reflected any amounts incurred by the named executive officers under the company’s Supplemental Healthcare Plan for Executive Officers. None of our named executive officers incurred costs under the plan in excess of $10,000.

Grants of Plan-Based Awards

Mr. Toeldte was our only named executive officer who was granted a plan-based award during 2006. In connection with the purchase of his Series B equity units on April 3, 2006, Mr. Toeldte was granted, at no additional cost, 4,500,000 2006 Series C equity units. The 2006 Series C equity units represent the right to participate in the company’s profits after the holders of the Series B equity units and 2004 Series C equity units have received a specified threshold return on their invested capital. The terms of this grant are further described in the Management Equity Agreement dated April 3, 2006, and filed with the SEC on April 6, 2006, as Exhibit 99.1 to the company’s report on Form 8-K.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)

W. Thomas Stephens	—	—	$—
Thomas E. Carlile	—	—	—
Alexander Toeldte	4/3/06	4,500,000	427,500
Stanley R. Bell	—	—	—
Thomas A. Lovlien	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table reflects the number of our named executive officers’ 2004 Series C equity units and 2006 Series C equity units that have not vested as of December 31, 2006:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested ($) (1)

W. Thomas Stephens	7,455,333	$3,149,878
Thomas E. Carlile	1,916,800	510,348
Alexander Toeldte	3,600,000	328,500
Stanley R. Bell	1,533,600	408,321
Thomas A. Lovlien	680,800	181,263

(1)             Because these units are not publicly traded, there was no ascertainable value for the units. Accordingly, the values shown reflect the fair value of these units on the grant date. The actual value, if any, realized by a participant may vary significantly from the grant date fair value.

Option Exercises and Stock Vested

The following table reflects the number of our named executive officers’ 2004 Series C equity units and 2006 Series C equity units that vested during 2006:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

W. Thomas Stephens	3,727,667	$1,714,727
Thomas E. Carlile	479,200	220,432
Alexander Toeldte	900,000	99,000
Stanley R. Bell	383,400	176,364
Thomas A. Lovlien	170,200	78,292

(1)             Because these units are not publicly traded, there was no ascertainable value for the units on the vesting date. Accordingly, the values shown reflect the fair value of these units on the grant date. The actual value, if any, realized by a participant may vary significantly from the grant date fair value.

Pension Benefits

We maintain a defined benefit pension plan, which we refer to as the Salaried Pension Plan, as well as supplemental pension plans for certain salaried employees, including three of our named executive officers — Messrs. Carlile, Bell, and Lovlien. The Salaried Pension Plan is available only to employees who were formerly employed by OfficeMax before November 2003. Accordingly, Messrs. Stephens and Toeldte are not eligible to participate in the company’s pension plans.

Our Salaried Pension Plan entitles each vested employee to receive a pension benefit at normal retirement equal to 1.25% of the average of the highest five consecutive years of compensation out of the last ten years of employment multiplied by the participant’s years of service through December 31, 2003, plus 1% of the average of the highest five consecutive years of compensation out of the last ten years of employment multiplied by the participant’s years of service after December 31, 2003. Under the Salaried Pension Plan, “compensation” is defined as the employee’s base salary plus any amounts earned under our variable incentive compensation programs. Benefits are computed on a straight-life annuity basis and are not offset by Social Security or other retirement-type benefits. An employee is 100% vested in his or her pension benefit after five years of service, except for breaks in service.

If an employee is entitled to a greater benefit under the Salaried Pension Plan formula than the Internal Revenue Code allows for tax-qualified plans, the excess benefits will be paid from the company’s general assets under our unfunded Supplemental Pension Plan (SUPP). The SUPP will also provide payments to the extent that participation in the deferred compensation plans has the effect of reducing an individual’s pension benefit under the qualified plan.

Under our Supplemental Early Retirement Plan (SERP), an officer who was an officer of OfficeMax immediately prior to the Forest Products Acquisition, who is 55 years old or older, has ten or more years of service, has served as an officer for at least five full years, and retires before the age of 65 is eligible for benefits under the plan. Eligible officers receive an early retirement benefit prior to the age of 65 equal to the benefit calculated under the Salaried Pension Plan without reduction due to the officer’s early retirement. Benefits payable under the SERP are offset by benefits payable under a similar plan maintained by OfficeMax. Messrs. Carlile and Bell are currently eligible for early retirement under this plan.

The following table reflects the present value of accumulated benefits payable to Messrs. Carlile, Bell, and Lovlien, including the number of years of service credited to each of them, under the Salaried Pension Plan, the SUPP, and the SERP. Assumptions used in the calculation of these amounts are described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K. Messrs. Carlile, Bell, and Lovlien did not receive any payments under any of our pension plans during 2006.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($)

W. Thomas Stephens	Salaried Pension Plan	—	$—
	SUPP	—	—
	SERP	—	—

Thomas E. Carlile	Salaried Pension Plan	34	864,027
	SUPP	34	466,172
	SERP	34	456,955

Alexander Toeldte	Salaried Pension Plan	—	—
	SUPP	—	—
	SERP	—	—

Stanley R. Bell	Salaried Pension Plan	36	1,198,215
	SUPP	36	555,335
	SERP	36	276,939

Thomas A. Lovlien	Salaried Pension Plan	28	432,824
	SUPP	28	236,907
	SERP (2)	28	272,181

(1)             Number of years credited service for Messrs. Carlile, Bell, and Lovlien include amounts attributable to employment with OfficeMax prior to the Forest Products Acquisition.

(2)             Assumes Mr. Lovlien remains employed with the company until age 55 and becomes vested in the SERP.

Nonqualified Deferred Compensation

With the exception of Mr. Stephens, all of our named executive officers participated in our Deferred Compensation Plan during 2006. Our Deferred Compensation Plan is an unfunded plan. Under the plan, officers may irrevocably elect to defer receipt of a portion of their base salary and bonus. A participant’s account is credited with imputed interest at a rate equal to 130% of Moody’s Composite Average of Yields on Corporate Bonds. In addition, participants may elect to receive their company-matching contribution in our Deferred Compensation Plan in lieu of any matching contribution in our 401(k) Savings Plan. For Messrs. Carlile, Bell, and Lovlien (who participate in our defined benefit pension plan), the matching contribution is equal to $0.70 on the dollar up to the first 6% of eligible compensation. For Mr. Toeldte (who does not participate in our defined benefit pension plan), the matching contribution is equal to $0.70 on the dollar up to the first 6% of eligible compensation, plus an additional discretionary match that may vary from year to year. In 2006, the discretionary match was equal to $0.30 on the dollar up to the first 6% of eligible compensation. Participants elect the form and timing of distributions of their deferred compensation balances. Participants may receive payment in cash in a lump sum or in annual installments following the termination of their employment with the company.

None of our named executive officers had withdrawals or distributions under our Deferred Compensation Plan during 2006.

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Balance at Last FYE ($)

W. Thomas Stephens	$—	$—	$—	$—
Thomas E. Carlile	42,000	29,400	6,725	122,906
Alexander Toeldte	30,000	21,000	2,506	62,229
Stanley R. Bell	184,695	32,592	16,313	295,520
Thomas A. Lovlien	64,167	26,950	8,027	147,551

(1)             These amounts were included in the “Salary” column of the Summary Compensation Table.

(2)             These amounts were included in the “All Other Compensation” column of the Summary Compensation Table.

(3)             The above-market portion of these amounts was reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table.

Agreements With, and Potential Payments to, Named Executive Officers

The following summaries provide a description of the agreements the company has entered into with our named executive officers. The tables following each summary reflect an estimate of the compensation the company would be required to pay each named executive officer in the event of termination of such officer’s employment with the company due to:

•                  Voluntary termination with good reason;

•                  Involuntary termination without cause;

•                  For cause termination or voluntary termination without good reason;

•                  Involuntary termination due to employment agreement not being renewed;

•                  Death; or

•                  Disability.

The amounts shown assume that such termination was effective as of December 31, 2006, and thus include amounts earned through that time. The actual amounts the company would be required to pay can only be determined at the time of such officer’s separation from the company.

W. Thomas Stephens

The company entered into an Employment Agreement with Mr. Stephens on October 29, 2004, pursuant to which he serves as our chairman and chief executive officer. Pursuant to this agreement, Mr. Stephens received an initial annual base salary of $1,000,000, which is subject to adjustment at the discretion of our board of directors. In addition to base salary, Mr. Stephens is eligible to receive an annual performance bonus up to a maximum of 146% of his annual salary, based upon the achievement of financial and other objective targets as determined by the compensation committee of our board of directors or the board itself. This agreement is scheduled to expire on October 29, 2007, and will be automatically extended each year thereafter unless either party gives the other party 60 days’ written notice prior to the extension date. If the company chooses not to extend this agreement, Mr. Stephens will be entitled to receive his base salary through the date of expiration, the value of any unused and accrued time off less any advanced time off, and severance in accordance with the company’s Executive Officer Severance Pay Policy.

If Mr. Stephens voluntarily terminates employment with good reason or if he is involuntarily terminated without cause, and subject to his execution of a valid release of employment-related claims, he will be entitled to receive a lump sum payment equal to two times the sum of his annual base salary and annual target bonus and will remain eligible to participate in our benefit plans for a period of two years, including our financial counseling services. We will also be required to increase Mr. Stephens’ total payments under the agreement to cover any excise taxes imposed by the Internal Revenue Service as a result of such payments. Additionally, if Mr. Stephens is involuntarily terminated without cause, we will be required to purchase real property in Boise, Idaho, from Mr. Stephens for its appraised fair market value, which as of July 2005 was estimated to be $850,000. We also maintain a term life insurance policy on

Mr. Stephens’ life with a $2,000,000 face amount, which policy is payable to Mr. Stephens’ designated beneficiaries.

Mr. Stephens has the right under the agreement to hold a position on our board of directors for so long as he is employed under the terms of the agreement. The agreement also imposes on Mr. Stephens a permanent confidentiality obligation and a noncompete and nonsolicitation obligation that will continue to be in effect for two years after his employment terminates.

W. Thomas Stephens

Benefit	Voluntary Termination With Good Reason (1)	Involuntary Termination Without Cause (1)	For Cause Termination or Voluntary Termination Without Good Reason (1)	Involuntary Termination Due to Employment Agreement Not Being Renewed (1)	Death (1)	Disability (1)

Base salary (2 x base salary of $1,000,000)	$2,000,000	$2,000,000	$—	$—	$—	$—

Incentive and Performance Plan (2 x target 65% award)	1,300,000	1,300,000	—	—	—	—

Insurance Premiums—Term Life (for 24 months)	20,510	20,510	—	—	—	—

Insurance—Healthcare, Disability, & Accident (for 24 months)	14,073	14,073	—	—	—	—

Financial Counseling (for 24 months)	10,000	10,000	—	—	—	—

Real Property (2)	—	75,324	—	—	—	—

Unused vacation time—208 hours	100,000	100,000	100,000	100,000	100,000	100,000

Severance—one year (per Executive Officer Severance Pay Policy)	—	—	—	1,000,000	—	—

Excise Tax and Gross-Up	—	—	—	—	—	—

TOTAL (3)	$3,444,583	$3,519,907	$100,000	$1,100,000	$100,000	$100,000

(1)	Receives base salary through date of termination.

(2)

Incremental cost to the company based on a purchase from Mr. Stephens for $850,000 (appraised fair market value as of July 2005) and a resale to an independent third-party purchaser within six months, minus brokerage fees.

(3)	Total amounts shown are in addition to payments Mr. Stephens is entitled to receive under the company’s Management Equity Plan and Savings Plan.

Alexander Toeldte

The company entered into an Offer of Future Employment with Mr. Toeldte on October 1, 2005. Pursuant to the terms of the agreement, Mr. Toeldte is subject to regular performance reviews and is eligible to receive an annual bonus with a target value of 65% of his base pay. Mr. Toeldte is also eligible for standard benefits offered to officers, which include an annual financial counseling allowance of $5,000 and participation in the company’s Deferred Compensation Plan. Mr. Toeldte is eligible to receive the maximum paid time off available to our salaried employees, which is currently 31 days annually. If Mr. Toeldte is involuntarily terminated (other than for disciplinary reasons), he will be eligible to receive the severance benefits set forth in his severance agreement described below.

The company also entered into a Foreign Service Policy (Relocation) Agreement with Mr. Toeldte on October 1, 2005, pursuant to which we assisted him in the process of obtaining permanent residency and paid his legal expenses associated with that process. For 2006, we will protect Mr. Toeldte from any adverse tax impact resulting from his relocation. Additionally, we will pay reasonable costs associated with the services of a tax advisor, to be chosen by the company, for the preparation of his personal income tax returns in New Zealand, the United States, and any third country. If, due to immigration requirements, Mr. Toeldte or members of his family cannot continue to reside in the United States, we will provide for his repatriation to New Zealand.

The company entered into a severance agreement with Mr. Toeldte on October 1, 2005. Pursuant to the terms of the agreement, if Mr. Toeldte’s employment is involuntarily terminated without cause or if he voluntarily terminates employment with good reason, as defined in the agreement, and subject to his execution of a valid release of employment-related claims, he will be entitled to severance pay equal to two times his annual base salary plus his target annual incentive for the year in which the termination occurs. To the extent not already paid, he will receive a lump sum amount equal to the value of his unused and accrued time off, less any advanced time off. He will also be eligible for continuation for two years of all life, disability, accident, and healthcare insurance plans and financial counseling services, or a lump sum payment equal to (a) 36 times the monthly group premium for such insurance plans plus (b) three times the annual allowance for such financial counseling services. The agreement also imposes on Mr. Toeldte confidentiality and nondisparagement provisions, as well as a nonsolicitation provision that applies for a period of one year following the termination date.

Alexander Toeldte

Benefit	Voluntary Termination with Good Reason (1)	Involuntary Termination Without Cause (1)	For Cause Termination or Voluntary Termination Without Good Reason (1)	Death (1)	Disability (1)

Base salary (2 x base salary of $500,000)	$1,000,000	$1,000,000	$—	$—	$—

Incentive and Performance Plan (2 x target 65% award)	650,000	650,000	—	—	—

Insurance Premiums (for 24 months)	—	—	—	—	—

Insurance — Healthcare, Disability, & Accident (for 24 months)	21,741	21,741	—	—	—

Financial Counseling (for 24 months)	10,000	10,000	—	—	—

Unused vacation time — 178 hours	42,788	42,788	42,788	42,788	42,788

Excise Tax and Gross-Up	—	—	—	—	—

TOTAL (2)	$1,724,529	$1,724,529	$42,788	$42,788	$42,788

(1)             Receives base salary through date of termination.

(2)             Total amounts shown are in addition to payments Mr. Toeldte is entitled to receive under the company’s Management Equity Plan, Savings Plan, and Deferred Compensation Plan.

Thomas E. Carlile, Stanley R. Bell, Thomas A. Lovlien

Prior to the Forest Products Acquisition, OfficeMax entered into agreements with most of our current executive officers to provide for severance benefits if we terminated the officer after the Forest Products Acquisition. In connection with the Forest Products Acquisition, we assumed these agreements and agreed to perform these agreements following the closing of the Forest Products Acquisition. These agreements generally expire in October 2007. Pursuant to the terms of these severance agreements, Messrs. Carlile, Bell, and Lovlien are each entitled to the following benefits subject to his execution of a valid release of employment-related claims:  if the officer’s employment is involuntarily terminated without cause or if the officer voluntarily terminates employment with good reason, as defined in the agreements, the officer will be entitled to severance pay equal to the following:  two times the officer’s annual base salary plus the greater of (1) the officer’s annual target incentive bonus for the year in which the termination occurs or (2) the officer’s incentive bonus for 2004; accrued and unpaid vacation; continuation for two years of all life, disability, accident, and healthcare insurance plans and financial counseling services; or a lump sum payment equal to (a) 24 times 150% of the monthly premium for such insurance plans plus (b) two times the annual allowance for such financial counseling services and the premium under our Supplemental Life Plan for 24 months following the officer’s termination date. We will also be required to increase the officer’s total payments under the agreement to cover any excise taxes imposed by the Internal Revenue Service as a result of such payments.

Such officer will also be entitled to additional special pension benefits. For purposes of calculating the amount of the special pension benefit, the officer will be deemed to have accrued at least two additional years of service credit at a salary equal to the officer’s base salary and target bonus at the time of termination. The officer will also be entitled to legal fees incurred to enforce the agreement.

The agreements also impose on the officers confidentiality and nondisparagement provisions, as well as a nonsolicitation provision that applies for a period of one year following the officer’s termination date.

Thomas E. Carlile

Benefit	Voluntary Termination With Good Reason (1)	Involuntary Termination Without Cause (1)	For Cause Termination or Voluntary Termination Without Good Reason (1)	Death (1)	Disability (1)

Base salary (2 x base salary of $425,000)	$850,000	$850,000	$—	$—	$—

Incentive and Performance Plan (2 x target 65% award)	552,500	552,500	—	—	—

Enhanced Pension Benefits (2) (enhanced present value, includes full vesting and additional 2 years compensation and service)	872,275	872,275	—	—	—

Insurance Premiums — Supplemental Life Plan (for 24 months)	24,850	24,850	—	—	—

Insurance — Healthcare, Disability, & Accident (for 24 months)	14,469	14,469	—	—	—

Financial Counseling (for 24 months)	10,000	10,000	—	—	—

Unused vacation time — 220 hours	44,952	44,952	44,952	44,952	44,952

Excise Tax and Gross-Up (3)	906,931	906,931	—	—	—

TOTAL (4)	$3,275,977	$3,275,977	$44,952	$44,952	$44,952

(1)             Receives base salary through date of termination.

(2)             The amount shown reflects the enhanced pension value, discounted at a rate of 5.9%, under the company’s nonqualified pension plans.

(3)    Reflects additional payments required to cover excise taxes imposed by the Internal Revenue Service, assuming hypothetical termination on December 31, 2006.

(4)             Total amounts shown are in addition to payments Mr. Carlile is entitled to receive under the company’s Management Equity Plan, Salaried Pension Plan, SUPP, Savings Plan, and Deferred Compensation Plan.

Stanley R. Bell

Benefit	Voluntary Termination with Good Reason (1)	Involuntary Termination Without Cause (1)	For Cause Termination or Voluntary Termination Without Good Reason (1)	Death (1)	Disability (1)

Base salary (2 x base salary of $370,000)	$740,000	$740,000	$—	$—	$—

Incentive and Performance Plan (2 x target 55% award)	407,000	407,000	—	—	—

Enhanced Pension Benefits (2) (enhanced present value, includes full vesting and additional 2 years compensation and service)	501,179	501,179	—	—	—

Insurance Premiums — Supplemental Life Plan (for 24 months)	37,106	37,106	—	—	—

Insurance — Health, Disability, & Accident (for 24 months)	14,469	14,469	—	—	—

Financial Counseling (for 24 months)	10,000	10,000	—	—	—

Unused vacation time — 252 hours	44,827	44,827	44,827	44,827	44,827

Excise Tax and Gross-Up	—	—	—	—	—

TOTAL (3)	$1,754,581	$1,754,581	$44,827	$44,827	$44,827

(1)             Receives base salary through date of termination.

(2)             The amount shown reflects the enhanced pension value, discounted at a rate of 5.9%, under the company’s nonqualified pension plans.

(3)             Total amounts shown are in addition to payments Mr. Bell is entitled to receive under the company’s Management Equity Plan, Salaried Pension Plan, SUPP, Savings Plan, and Deferred Compensation Plan.

Thomas A. Lovlien

Benefit	Voluntary Termination with Good Reason (1)	Involuntary Termination Without Cause (1)	For Cause Termination or Voluntary Termination Without Good Reason (1)	Death (1)	Disability (1)

Base salary (2 x base salary of $350,000)	$700,000	$700,000	$—	$—	$—

Incentive and Performance Plan (2 x target 55% award)	385,000	385,000	—	—	—

Enhanced Pension Benefits (2) (enhanced present value, includes full vesting and additional 2 years compensation and service)	1,065,057	1,065,057	—	—	—

Insurance Premiums — Supplemental Life Plan (for 24 months)	31,212	31,212	—	—	—

Insurance — Healthcare, Disability, & Accident (for 24 months)	13,308	13,308	—	—	—

Financial Counseling (for 24 months)	10,000	10,000	—	—	—

Unused vacation time — 276 hours	46,442	46,442	46,442	46,442	46,442

Excise Tax and Gross-Up (3)	945,210	945,210	—	—	—

TOTAL (4)	$3,196,229	$3,196,229	$46,442	$46,442	$46,442

(1)             Receives base salary through date of termination.

(2)             The amount shown reflects the enhanced pension value, discounted at a rate of 5.9%, under the company’s nonqualified pension plans.

(3)    Reflects additional payments required to cover excise taxes imposed by the Internal Revenue Service, assuming hypothetical termination on December 31, 2006.

(4)             Total amounts shown are in addition to payments Mr. Lovlien is entitled to receive under the company’s Management Equity Plan, Salaried Pension Plan, SUPP, Savings Plan, and Deferred Compensation Plan.

Other Elected Officers

Prior to the Forest Products Acquisition, OfficeMax also entered into severance agreements with certain of our other elected officers, with terms similar to those described above, but which generally provide for one year of compensation and other benefits instead of two years and for at least one year of service credit for the special pension benefit rather than two years.

Supplemental Life Plan

Messrs. Carlile, Bell, and Lovlien participate in the company’s Supplemental Life Plan, which provides them with an insured death benefit during their employment with Boise. Officers who participate in the plan may purchase a life insurance policy from a designated insurance carrier, with policy premiums to be paid by Boise as described in the plan. The plan provides the officer with a target death benefit equal to two times his or her base salary while employed at Boise and a target postretirement death benefit equal to one times his or her final base salary, both of which are less any amount payable under Boise’s group term life insurance policy.

Supplemental Healthcare Plan for Executive Officers

During 2006, the company’s Supplemental Healthcare Plan for Executive Officers provided elected officers with additional medical coverage. This plan provided benefits for services not available under the medical, dental, and vision programs available under our healthcare plan for all salaried employees. While these officers shared in the cost of their medical care by paying a monthly contribution, a deductible, and a percentage of the remaining expenses, the combination of the plans paid most of the major charges for covered healthcare expenses. After reviewing competitive plans of our surveyed companies and as a result of recent changes in our salaried healthcare plan, we terminated the Supplemental Healthcare Plan for Executive Officers on December 31, 2006.

Compensation of Directors

Effective July 28, 2005, directors who are neither employees of the company nor representatives of the company’s two investors, FPH and OfficeMax, receive compensation for their board service. In 2006, that compensation included:

Annual Retainer:	$50,000

Committee Chair Stipend:	$15,000 annually for audit committee chair
$10,000 annually for all other committee chairs

Attendance Fees:	$1,500 for each board and committee meeting (attended in person, conducted by telephone, or written consent in lieu of meeting)

Expenses related to attendance

The following table reflects the fees our four paid directors earned for their service on our board during 2006. None of our four paid directors served as committee chairs during 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)

Hank Brown	$63,500	$29,333	$—	$—	$92,833

William S. Kirsch	68,000	15,200	—	—	83,200

John W. Madigan	71,000	29,333	549	—	100,882

Duane C. McDougall	74,000	15,200	—	10,000	99,200

(1)             On April 3, 2006, Messrs. Brown, Kirsch, Madigan, and McDougall were each granted, at no cost, 400,000 2006 Series C equity units. The 2006 Series C equity units represent the right to participate in the company’s profits after the holders of the Series B equity units and 2004 Series C equity units have received a specified threshold return on their investment capital. The terms of these grants are further described in the Director Equity Agreement dated April 3, 2006, and filed with the SEC on April 6, 2006, as Exhibit 99.2 to the company’s report on Form 8-K. The amounts shown for Messrs. Brown and Madigan are higher because they were age 65 or older as of December 31, 2006, which resulted in different vesting provisions being applied to their units. In addition, because of this, their performance units were valued at $.11/unit while the performance units of Messrs. Kirsch and McDougall were valued at $.08/unit. The amounts reported for these 2006 Series C equity units reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS No. 123(R). Assumptions used in the calculation of these amounts are included in Note 16, Redeemable Equity Units, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of this Form 10-K. As calculated under SFAS No. 123(R), the grant date fair values of these units were:  Hank Brown - $44,000; William S. Kirsch - $38,000; John W. Madigan - $44,000; and Duane C. McDougall - $38,000.

(2)             We do not provide our directors with pension benefits. The amount reported in this column reflects the above-market portion of the interest Mr. Madigan earned on his 2006 deferred compensation.

(3)             On January 4, 2006, we paid Mr. McDougall $10,000 as a consulting fee for assisting us in our evaluation of the Central Texas Corrugated acquisition and the label and release project at our Wallula, Washington, paper mill.

Directors Deferred Compensation Plan

On October 28, 2005, our board of directors approved the Directors Deferred Compensation Plan, which became effective on January 1, 2006. The plan allows each director who receives compensation for board service to defer all or a portion of such compensation in a calendar year. Amounts deferred are credited with imputed interest at a rate equal to 130% of Moody’s Composite Average of Yields on Corporate Bonds. Participants elect the form and timing of distributions of their deferred compensation balances. Participants may receive payment in cash in a lump sum or in annual installments following their service on the board. Mr. Madigan deferred 100% of his 2006 fees under this plan, and he is the only director who has elected to participate in the program in 2007.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee was an officer or employee of the company during 2006. Messrs. Mencoff and Souleles each served as initial officers of the company when it was formed in 2004. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Messrs. Mencoff and Souleles, both members of our compensation committee, have relationships with our equity sponsor, Madison Dearborn Partners, LLC (MDP). From time to time, we may pay fees to MDP for providing management, consulting, or other advisory services. As such, Messrs. Mencoff and Souleles may be indirect beneficiaries of the relationship between MDP and us. For more information about these relationships, please refer to “Item 13.  Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with the company’s management. Based on the review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis  be included in the company’s annual report on Form 10-K.

The current members of the company’s compensation committee are:

Samuel M. Mencoff, Chair

William S. Kirsch

John W. Madigan

Duane C. McDougall

Thomas S. Souleles

ITEM 12.                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2007, regarding the beneficial ownership of our equity units held by:

•                  Each person that is a beneficial owner of more than 5% of each series of our equity units;

•                  Each of our named executive officers;

•                  Each of our directors; and

•                  All executive officers and directors as a group.

Beneficial ownership of the equity units listed in the table for Madison Dearborn Partners and members of our management represents such person’s proportional interest in our total outstanding equity units of the series shown. Except as noted in the preceding sentence, beneficial ownership of the equity units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each equity holder identified in the table possesses sole voting and investment power over all equity units shown as beneficially owned by such equity holder. Percentage of beneficial ownership is based on our total equity units outstanding of each series as follows:

•                  Series B equity units — 547,464,490

•                  2004 Series C equity units — 31,676,540

•                  2006 Series C equity units — 7,900,000

Unless indicated otherwise in the footnotes, the address of each individual listed in the table is c/o Boise Cascade Holdings, L.L.C., 1111 West Jefferson Street, Boise, Idaho 83728.

None of the equity units listed in the table are pledged as security pursuant to any pledge arrangement or agreement. Additionally, there are no arrangements with respect to the equity units, the operation of which may result in a change in control of the company.

	Series B Equity Units		2004 Series C Equity Units		2006 Series C Equity Units
Name of Beneficial Owner	Number	Percent of Series	Number	Percent of Series	Number	Percent of Series

Principal Equity Holders:
Forest Products Holdings, L.L.C. (1)	438,464,490	80.1%	31,676,540	100%	7,900,000	100%
Madison Dearborn Partners (1)	419,556,601	76.6	—	—	—	—
OfficeMax Incorporated (2)	109,000,000	19.9	—	—	—	—

Named Executive Officers and Directors:
W. Thomas Stephens	4,000,000	*	11,183,000	35.3	—	—
Thomas E. Carlile	850,000	*	2,396,000	7.6	—	—
Alexander Toeldte	280,000	*	—	—	4,500,000	57.0
Stanley R. Bell	740,000	*	1,917,000	6.1	—	—
Thomas A. Lovlien	400,000	*	851,000	2.7	—	—
Zaid F. Alsikafi (3)	—	—	—	—	—	—
Matthew R. Broad (2)	—	—	—	—	—	—
Hank Brown (4)	—	—	—	—	400,000	5.1
William S. Kirsch (5)	250,000	*	—	—	400,000	5.1
John W. Madigan (6)	1,000,000	*	—	—	400,000	5.1
Duane C. McDougall (7)	—	—	—	—	400,000	5.1
Christopher J. McGowan (3)	—	—	—	—	—	—
Samuel M. Mencoff (8)	419,556,601	76.6	—	—	—	—
Thomas S. Souleles (8)	419,556,601	76.6	—	—	—	—
All Executive Officers and Directors as a Group (16 Persons)	427,886,601	78.2	18,256,000	57.6	6,100,000	77.2

*                    Less than 1%.

(1)             Forest Products Holdings, L.L.C. (FPH) is controlled by Madison Dearborn Partners IV, L.P. (MDP IV). Madison Dearborn Partners, LLC (MDP) is the ultimate sole general partner of MDP IV and, as a result, may be deemed to have voting and investment power over the units held by FPH. The board of directors of FPH is comprised of Messrs. Alsikafi, McGowan, Mencoff, Souleles, and Stephens. The address for FPH is c/o Boise Cascade Holdings, L.L.C., 1111 West Jefferson Street, Boise, Idaho 83728. The address for MDP IV and MDP is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

(2)             The address for OfficeMax Incorporated and Mr. Broad is 263 Shuman Boulevard, Naperville, Illinois 60563.

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

(4)             The address for Mr. Brown is c/o University of Colorado, 1800 Grant Street, 35 UCA, Denver, Colorado 80203.

(5)             Mr. Kirsch holds the Series B equity units through Provident Mortgage Partners, L.L.C., in which Mr. Kirsch and other family members are the controlling shareholder. Mr. Kirsch’s address is c/o Paul, Hastings, Janofsky & Walker, LLP, 191 North Wacker Drive, 30th Floor, Chicago, Illinois 60606.

(6)             Mr. Madigan is an investor in FPH, and the Series B equity units listed in the table represent Mr. Madigan’s proportionate ownership interest in the units held by FPH. Mr. Madigan does not exercise voting or investment power over any of the units held by FPH. Mr. Madigan’s address is 435 North Michigan Avenue, Suite 702, Chicago, Illinois 60611.

(7)             The address for Mr. McDougall is 876 Northshore Road, Lake Oswego, Oregon 97034.

(8)             Mr. Mencoff is a co-president and Mr. Souleles is a managing director of MDP, which is the ultimate sole general partner of MDP IV, which controls FPH. As a result, Messrs. Mencoff and Souleles may be deemed to share beneficial ownership of the units owned by FPH. Messrs. Mencoff and Souleles expressly disclaim beneficial ownership of the units owned by FPH except to the extent of their pecuniary interest therein. The address of Messrs. Mencoff and Souleles is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

ITEM 13.                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Securities and Exchange Commission (SEC) Disclosure

The SEC has specific disclosure requirements regarding transactions and relationships between us and our directors, executive officers, or other specified parties. We have several relationships that require disclosure under these SEC rules. These disclosures involve our relationships and transactions with our affiliates, such as OfficeMax, and we describe those relationships in further detail below.

OfficeMax and the Forest Products Acquisition

In 2004, our parent company, Forest Products Holdings (FPH), acquired the forest products and timberland operations from OfficeMax (the Forest Products Acquisition) for an aggregate purchase price of $3.9 billion. In connection with the Forest Products Acquisition, FPH and/or its subsidiaries entered into an Asset Purchase Agreement, a Paper Supply Agreement, an Additional Consideration Agreement, a Securityholders Agreement, and a Registration Rights Agreement with OfficeMax and/or its subsidiaries.

Under the Asset Purchase Agreement, OfficeMax indemnifies us for specified pre-Forest Products Acquisition liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities. The agreement also contains customary representations, warranties, and covenants, including an obligation by OfficeMax to indemnify us for any breaches of its representations, warranties, and covenants. OfficeMax’s indemnification obligations with respect to such breaches generally survived until April 29, 2006, with indemnification obligations with respect to breaches relating to employee and environmental law matters surviving until October 29, 2009. OfficeMax’s indemnification obligations for breaches of representations, warranties, and covenants are, with certain exceptions, subject to a deductible of $20.7 million and an aggregate cap of $248.9 million. To date, neither the deductible nor the aggregate cap has been depleted materially.

For five years after the closing of the Forest Products Acquisition, OfficeMax may not compete with us anywhere in the United States in the businesses purchased in the Forest Products Acquisition, nor may OfficeMax induce or attempt to induce any customer to terminate or reduce its relationship with us.

Paper Supply Agreement With OfficeMax

Under this agreement, OfficeMax will purchase from us all of its North American requirements for cut-size office paper, to the extent we choose to supply such paper to them, through December 2012 at prices approximating market prices. The agreement renews automatically for additional one-year terms unless either party gives notice of termination. If the agreement terminates, OfficeMax will be required to ratably phase out its purchases of our paper over a four-year period beginning on January 1 following the last year of the agreement. The earliest the four-year phase out period could begin is January 1, 2013.

Additional Consideration Agreement With OfficeMax

In connection with the Forest Products Acquisition, we entered into a six-year agreement with OfficeMax. Under the agreement, OfficeMax will pay us $710,000 for each dollar by which the average market price per ton of a specified benchmark grade of cut-size office paper during each 12-month period ending on the anniversary of the closing of the Forest Products Acquisition, or the annual paper price, is less than $800 per ton. In addition, we will pay $710,000 to OfficeMax for each dollar by which the annual paper price exceeds $920 per ton. Neither party will be obligated to make payments under the agreement (i) in excess of $45.0 million in any one year or (ii) in excess of $125.0 million in the aggregate during the first four years following the closing, $115.0 million in the aggregate if the determination is made during the fifth year following the closing, and $105.0 million in the aggregate if the determination is made during the sixth year following the closing, in each case net of payments received (the Maximum Aggregate Consideration). If a party has paid the Maximum Aggregate Consideration during the first four years following the closing, the party will not be entitled to recoup in years five or six the amount previously paid in excess of the Maximum Aggregate Consideration applicable in years five and six. This agreement will expire as of the earliest of (i) six years after the closing, (ii) the sale of 50% or more of the outstanding common equity (as measured on October 29, 2004) of Boise Cascade, L.L.C., our subsidiary, in an underwritten public offering, (iii) the sale or transfer by Boise Cascade, L.L.C., of more than 50% of its common equity in Boise White Paper, L.L.C. (the subsidiary that operates our Paper business), and (iv) termination by either party upon a payment default by the other party not cured within 30 days.

After each anniversary of the closing, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price.

Securityholders Agreement With OfficeMax

In connection with the Forest Products Acquisition, we entered into a Securityholders Agreement with OfficeMax. This agreement describes the rights and responsibilities regarding OfficeMax’s equity ownership in Boise Cascade Holdings, L.L.C.. Specifically, under the agreement, OfficeMax has the right to appoint one director to our board of directors. The agreement also requires that OfficeMax obtain our consent before transferring its equity interest in our company. The agreement grants “tag-along” rights, which entitle OfficeMax to participate in sales of equity interests to third parties. In addition, the agreement grants “drag-along” rights, which entitle OfficeMax to require the other equity holders to participate in sales of all or substantially all of the equity interests in our company. If we propose to issue additional equity securities, we will generally be required to offer OfficeMax a pro rata portion of the securities issued in such a transaction. The agreement will terminate in a liquidation or dissolution of the company, in an initial public offering, or in a sale of all or substantially all of the company’s stock or assets.

Registration Rights Agreement With FPH and OfficeMax

In connection with the Forest Products Acquisition, we entered into a registration rights agreement with FPH and OfficeMax with respect to the equity interests they own in us. Under the Registration Rights Agreement, (i) FPH has the right to demand that we effect an unlimited number of registrations of its equity interests, whether pursuant to a long-form registration statement or a short-form registration, and pay all expenses, other than underwriting discounts and commissions, related to such registrations and (ii) after the earlier of the fifth anniversary of the completion of the Forest Products Acquisition or completion of an initial public offering by us, OfficeMax has the right to demand that we effect (a) seven registrations of its equity interests on a long-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to any two of such registrations (with OfficeMax paying all expenses relating to the other five of such registrations) and (b) an unlimited number of registrations of its equity interests on a short-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to such registrations. In addition, FPH and OfficeMax have the right to participate in registrations of our equity interests effected by us, whether such registrations relate to an offering by us or by our stockholders. FPH and OfficeMax have agreed not to effect any public sale or private placement of any of our equity interests during the period beginning seven days prior to and ending 180 days after the effective date of the registration statement for any underwritten public offering of our equity interests in which FPH and OfficeMax participate.

Relationship With Boise Land & Timber Companies

As part of the Forest Products Acquisition, a subsidiary of FPH, Boise Land & Timber Holdings Corp. (Timber Holdings), acquired the timberlands previously owned by OfficeMax. At the time of the timberlands acquisition, our majority owner, FPH, held an 80.1% majority interest in Timber Holdings, and OfficeMax (through its subsidiary, Kooskia Investment Corporation) held the remaining 19.9% interest.

In February 2005, Timber Holdings sold the timberlands to an unrelated party for an aggregate purchase price of $1.65 billion. Concurrently with that sale, Timber Corp. made a $264.8 million loan to us. The amount of the related-party loan was subject to adjustment based on transactions between Timber Corp. and us. In November 2006, we repaid the $281.3 million balance of the loan to Timber Corp. Immediately thereafter, Timber Holdings merged with and into us, which effectively transferred the loan repayment proceeds to us. In the merger, Timber Holdings transferred all of its ownership in Timber Corp. to FPH and a subsidiary of OfficeMax.

As a result of the merger transaction, FPH and OfficeMax were deemed to have used the loan repayment proceeds to make an additional investment in the equity of our company. OfficeMax, the sole holder of our Series A equity units, used approximately $34.8 million to make an additional investment in our Series A equity units. FPH and OfficeMax used an aggregate of $245.6 million to make an additional investment in our Series B equity units. After the purchase, FPH and OfficeMax continued to hold 80.1% and 19.9%, respectively, of our Series B equity units and the number of equity units held remained the same.

Amounts Paid to Madison Dearborn

At the closing of the Forest Products Acquisition, Madison Dearborn received a fee of $40 million. Madison Dearborn may be paid additional fees from time to time in the future for providing management, consulting or advisory services and will be reimbursed for all future expenses incurred in connection with its investment in us. During 2006, we paid FPH $16.1 million, and they in turn paid MDP $14.2 million. These payments represented cash paid to fund MDP’s obligations related to their investment in us.

Other

For a description of other relationships the company has with its directors and executive officers, refer to “Item 10.  Directors, Executive Officers, and Corporate Governance” of this Form 10-K.

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

•                  Broker or dealer, investment advisor, or investment banking services; or

•                  Legal services and expert services unrelated to the audit.

Based on this review, the committee believes that KPMG’s provision of nonaudit services is compatible with maintaining its independence.

The following table sets out the various fees for services provided by KPMG.  The audit committee preapproved all of these services.

Fees Paid to the Independent Accountant
	Amounts
Description	2006	2005

Audit fees (a)	$2,430,000	$2,370,000
Audit-related fees (b)	323,000	3,600
Tax fees (c)	—	32,000
All other fees (d)	—	—

(a)                                  Professional audit services include KPMG’s audit of the company’s annual consolidated financial statements for 2005 and 2006; its review of the consolidated financial statements included in the company’s Forms 10-Qs; its audit of the company’s subsidiary annual consolidated financial statements; assistance with registration statements, comfort letters, consents, and other services pertaining to SEC matters; and consultation on accounting standards.

(b)                                 Audit-related fees include attestation and other services traditionally performed by the registrants’ independent accountants (such as audits of employee benefit plans of the company and certain agreed-upon procedures reports for environmental assurance letters).

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

(d)           None.

PART IV

ITEM 15.                    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Form 10-K:

(1)                                  Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm are presented in “Item 8.  Consolidated Financial Statements” of this Form 10-K.

-                                            Consolidated Balance Sheets as of December 31, 2006 and 2005.

-                                            Consolidated Statements of Income for the years ended December 31, 2006 and 2005, and the periods of October 29 (inception) through December 31, 2004, and January 1 through October 28, 2004.

-                                            Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, and the periods of October 29 (inception) through December 31, 2004, and January 1 through October 28, 2004.

-                                            Consolidated Statements of Capital for the years ended December 31, 2006 and 2005, and the periods of October 29 (inception) through December 31, 2004, and December 31, 2003 through October 28, 2004.

-                                            Notes to Consolidated Financial Statements.

-                                            Report of Independent Registered Public Accounting Firm.

(2)                                  Financial Statement Schedules

All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in “Item 8.  Consolidated Financial Statements” of this Form 10-K.

(3)                                  Exhibits

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
W. Thomas Stephens
Chief Executive Officer

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2007, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Capacity

(i)	Principal Executive Officer:

	/s/ W. Thomas Stephens	Chief Executive Officer
W. Thomas Stephens

(ii)	Principal Financial Officer:

	/s/ Thomas E. Carlile	Senior Vice President and Chief Financial Officer
Thomas E. Carlile

(iii)	Principal Accounting Officer:

	/s/ Samuel K. Cotterell	Vice President and Controller
Samuel K. Cotterell

(iv)	Directors:

	/s/ W. Thomas Stephens	/s/ John W. Madigan
	W. Thomas Stephens	John W. Madigan

	/s/ Zaid F. Alsikafi	/s/ Duane C. McDougall
	Zaid F. Alsikafi	Duane C. McDougall

	/s/ Matthew R. Broad	/s/ Christopher J. McGowan
	Matthew R. Broad	Christopher J. McGowan

	/s/ Hank Brown	/s/ Samuel M. Mencoff
	Hank Brown	Samuel M. Mencoff

	/s/ William S. Kirsch	/s/ Thomas S. Souleles
	William S. Kirsch	Thomas S. Souleles

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed or Furnished With the Annual Report on Form 10-K for the Year Ended December 31, 2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C., and Boise Land & Timber Corp., as amended by First Amendment to Asset Purchase Agreement dated October 23, 2004, and as further amended by Second Amendment to Asset Purchase Agreement dated October 28, 2004	S-1 Amend. No. 3	333-122770	2.1	5/2/05

2.2	Purchase and Sale Agreement dated December 21, 2004, between Boise Land & Timber Corp., Boise Cascade, Meriwether Investments LLC, Forest Products Holdings, L.L.C., and Forest Capital Partners, LLC	S-1 Amend. No. 3	333-122770	2.2	5/2/05

2.3	Certificate of Conversion from a Domestic Corporation to a Limited Liability Company	8-K	333-122770	2.1	12/27/05

3.1	Certificate of Formation of Boise Cascade Holdings, L.L.C., dated December 20, 2005	8-K	333-122770	3.1	12/27/05

3.2	Second Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C., dated as of November 10, 2006	8-K	333-122770	3.1	11/16/06

3.3	Certificate of Formation of Boise Cascade, L.L.C., dated July 26, 2004	S-4	333-125768	3.3	6/13/05

3.4	Operating Agreement of Boise Cascade, L.L.C., effective September 20, 2004	S-4	333-125768	3.4	6/13/05

3.5	Certificate of Incorporation of Boise Cascade Finance Corporation dated September 15, 2004	S-4	333-125768	3.5	6/13/05

3.6	Bylaws of Boise Cascade Finance Corporation	S-4	333-125768	3.6	6/13/05

3.7	Certificate of Incorporation of Boise Land & Timber Corp. dated July 26, 2004	S-4	333-125768	3.9	6/13/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.8	Bylaws of Boise Land & Timber Corp.	S-4	333-125768	3.10	6/13/05

3.9	Certificate of Formation of Boise White Paper, L.L.C.	S-4	333-125768	3.11	6/13/05

3.10	Operating Agreement of Boise White Paper, L.L.C., effective September 20, 2004	S-4	333-125768	3.12	6/13/05

3.11	Certificate of Formation of Boise Packaging & Newsprint, L.L.C., dated August 6, 2004	S-4	333-125768	3.13	6/13/05

3.12	Operating Agreement of Boise Packaging & Newsprint, L.L.C., effective September 20, 2004	S-4	333-125768	3.14	6/13/05

3.13	Certificate of Formation of Boise Building Solutions Manufacturing, L.L.C., dated August 6, 2004	S-4	333-125768	3.15	6/13/05

3.14	Operating Agreement of Boise Building Solutions Manufacturing, L.L.C., effective September 20, 2004	S-4	333-125768	3.16	6/13/05

3.15	Certificate of Formation of Boise Building Solutions Distribution, L.L.C., dated August 26, 2004	S-4	333-125768	3.17	6/13/05

3.16	Operating Agreement of Boise Building Solutions Distribution, L.L.C., effective September 20, 2004	S-4	333-125768	3.18	6/13/05

3.17	Certificate of Amendment to the Certificate of Incorporation of Boise Aviation Holdings, Inc., dated September 8, 2004 (changing name to Boise Building Solutions Manufacturing Holdings Corp.)	S-4	333-125768	3.19	6/13/05

3.18	Bylaws of Boise Building Solutions Manufacturing Holdings Corp.	S-4	333-125768	3.20	6/13/05

3.19	Amended and Restated Certificate of Incorporation of BC Chile Investment Corporation dated October 27, 2004	S-4	333-125768	3.21	6/13/05

3.20	Amended and Restated Bylaws of BC Chile Investment Corporation	S-4	333-125768	3.22	6/13/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.21	Amended and Restated Certificate of Incorporation of BC Brazil Investment Corporation dated October 27, 2004	S-4	333-125768	3.23	6/13/05

3.22	Amended and Restated Bylaws of BC Brazil Investment Corporation	S-4	333-125768	3.24	6/13/05

3.23	Certificate of Amendment to the Certificate of Incorporation of Boise Cascade Transportation, Inc., dated September 8, 2004 (changing name to Boise White Paper Holdings Corp.)	S-4	333-125768	3.25	6/13/05

3.24	Bylaws of Boise White Paper Holdings Corp.	S-4	333-125768	3.26	6/13/05

3.25	Amended and Restated Articles of Incorporation to the Certificate of Amendment of Minnesota, Dakota & Western Railway Company dated October 27, 2004	S-4	333-125768	3.27	6/13/05

3.26	Amended and Restated Bylaws of Minnesota, Dakota & Western Railway Company	S-4	333-125768	3.28	6/13/05

3.27	Amended and Restated Certificate of Incorporation of International Falls Power Company dated October 27, 2004	S-4	333-125768	3.29	6/13/05

3.28	Amended and Restated Bylaws of International Falls Power Company	S-4	333-125768	3.30	6/13/05

3.29	Amended and Restated Certificate of Incorporation of BC China Corporation dated October 27, 2004	S-4	333-125768	3.31	6/13/05

3.30	Amended and Restated Bylaws of BC China Corporation	S-4	333-125768	3.32	6/13/05

3.31	Certificate of Incorporation of Boise Cascade Transportation Holdings Corp. dated September 1, 2004	S-4	333-125768	3.33	6/13/05

3.32	Bylaws of Boise Cascade Transportation Holdings Corp.	S-4	333-125768	3.34	6/13/05

3.33	Amended and Restated Certificate of Incorporation of BCT, Inc., dated October 27, 2004	S-4	333-125768	3.35	6/13/05

3.34	Amended and Restated Bylaws of BCT, Inc.	S-4	333-125768	3.36	6/13/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.35	Certificate of Incorporation of Bemis Corporation dated July 25, 2006					X

3.36	Bylaws of Bemis Corporation					X

3.37	Certificate of Amendment to the Certificate of Incorporation of Birch Creek Funding Corporation dated December 12, 2006 (changing name to Boise White Paper Sales Corp.)					X

3.38	Bylaws of Boise White Paper Sales Corp. (formerly Birch Creek Funding Corporation)					X

4	Indenture dated October 29, 2004, between Boise Cascade, L.L.C., Boise Cascade Finance Corporation, Boise Cascade Holdings, L.L.C., as Guarantor, the other Guarantors named therein, and U.S. Bank National Association, as Trustee	S-1	333-122770	4.3	2/11/05

9	None

10.1	Additional Consideration Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated) and Boise Cascade	S-1	333-122770	10.1	2/11/05

10.2 (a)	Amended and Restated Paper Purchase Agreement dated April 28, 2004, between Boise White Paper, L.L.C., and Boise Cascade Corporation (now OfficeMax Incorporated), together with the Assignment Assumption and Consent Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	S-1 Amend. No. 1	333-122770	10.2	4/4/05

10.3	Registration Rights Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	S-1	333-122770	10.5	2/11/05

10.4	Rescission Agreement dated December 20, 2005, between Boise Cascade, Boise Land & Timber Holdings Corp., OfficeMax Incorporated, Kooskia Investment Corporation, and Forest Products Holdings, L.L.C.	8-K	333-122770	99.1	12/27/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.5	Waiver, Amendment and Restatement Agreement dated as of November 3, 2006, and effective as of November 10, 2006, between Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., Boise Land & Timber Holdings Corp., Boise Land & Timber Corp., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent; including form of Second Amended and Restated Credit Agreement dated as of November 3, 2006, between Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	333-122770	99.2	11/16/06

10.6	Guarantee and Collateral Agreement dated October 29, 2004, between Boise Cascade Holdings, L.L.C., Boise Land & Timber Holdings Corp., Boise Cascade, L.L.C., Boise Land & Timber Corp., certain of the subsidiaries of Boise Cascade, L.L.C., and Boise Land & Timber Corp. as identified therein, and JPMorgan Chase Bank, as Collateral Agent	S-1	333-122770	10.7	2/11/05

10.7	Intercompany Promissory Note dated February 4, 2005, in the original principal amount of $264,798,660.05 made by Boise Cascade in favor of Boise Land & Timber Corp.	S-1	333-122770	10.9	2/11/05

10.8	Installment Notes dated October 29, 2004, in original principal amounts totaling $1,635,000,000 made by Boise Land & Timber, L.L.C., and Boise Land & Timber II, L.L.C., each a wholly owned subsidiary of Boise Land & Timber Corp., in favor of each of Boise Cascade Corporation (now OfficeMax Incorporated) and Boise Southern Company	S-1	333-122770	10.10	2/11/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.9	Securityholders Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	8-K	333-122770	10.2	8/2/05

10.10	Restructuring Agreement and Amendment No. 1 to Securityholders Agreement dated as of November 10, 2006, between Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., Boise Land & Timber Holdings Corp., Boise Land & Timber Corp., OfficeMax Incorporated, Kooskia Investment Corporation, and Forest Products Holdings, L.L.C.	8-K	333-122770	99.1	11/16/06

10.11	Transfer and Administration Agreement (for securitization of receivables) dated October 26, 2005, between Boise Cascade, several of its subsidiaries including Birch Creek Investments, L.L.C., Bank of America National Association, Calyon New York Branch, and certain other investors named in such Agreement	8-K	333-122770	10.1	11/1/05

10.12 +	Employment Agreement dated October 29, 2004, between Boise Cascade and W. Thomas Stephens	S-1	333-122770	10.11	2/11/05

10.13 +	Form of Executive Officer Severance Agreement by and between Boise Cascade Corporation (now OfficeMax Incorporated) and Miles A. Hewitt	S-1	333-122770	10.12	2/11/05

10.14 +	Form of Executive Officer Severance Agreement by and between Boise Cascade Corporation (now OfficeMax Incorporated) and each of Stanley R. Bell, Thomas E. Carlile, and Thomas A. Lovlien	S-1	333-122770	10.13	2/11/05

10.15 +	Offer of Future Employment dated October 1, 2005, by Boise Cascade to Alexander Toeldte	8-K	333-122770	10.1	10/6/05

10.16 +	Foreign Service Policy (Relocation) Agreement dated October 1, 2005, between Boise Cascade and Alexander Toeldte	8-K	333-122770	10.2	10/6/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.17 +	Severance Agreement dated October 1, 2005, between Boise Cascade and Alexander Toeldte	8-K	333-122770	10.3	10/6/05

10.18 +	Boise Cascade Supplemental Pension Plan, as adopted on October 29, 2004	S-1	333-122770	10.14	2/11/05

10.19 +	Boise Cascade Supplemental Early Retirement Plan for Executive Officers, as adopted on October 29, 2004	S-1	333-122770	10.15	2/11/05

10.20 +	Boise Cascade Supplemental Life Plan, as amended December 19, 2006					X

10.21 +	Boise Cascade Supplemental Healthcare Plan for Executive Officers, effective October 29, 2004	S-1	333-122770	10.19	2/11/05

10.22 +	Boise Cascade Incentive and Performance Plan, effective October 29, 2004	S-1	333-122770	10.16	2/11/05

10.23 +	2006 Annual Incentive Award Notifications with respect to Boise Cascade Incentive and Performance Plan					X

10.24 +	Boise Cascade Deferred Compensation Plan, as amended through October 28, 2005	8-K	333-122770	99.2	11/2/05

10.25 +	Boise Cascade Directors Deferred Compensation Plan, effective January 1, 2006					X

10.26 +	Management Equity Agreement dated November 29, 2004, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	S-1 Amend. No. 3	333-122770	10.25	5/2/05

10.27 +	Management Equity Agreement dated April 3, 2006, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K	333-122770	99.1	4/6/06

10.28 +	Director Equity Agreement dated April 3, 2006, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K	333-122770	99.2	4/6/06

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.29 +	Directors Compensation Summary Sheet	8-K	333-122770	10.1	8/2/05

11	Inapplicable

12	Ratio of Earnings to Fixed Charges					X

13	None

14 (b)	Boise Cascade Code of Ethics

16	None

18	None

21	Boise Cascade Subsidiaries					X

22	Inapplicable

23	Inapplicable

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32	Inapplicable

33	Inapplicable

34	Inapplicable

35	Inapplicable

99	None

100	Inapplicable

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

(b)                                   Our Code of Ethics can be found on our website (www.bc.com) by clicking on About Boise and then Code of Ethics.