Form 10-Q
period 2007-03-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2007-05-09
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer  ☐                                         Accelerated filer  ☐                                         Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The registrant, a limited liability company, has no voting or nonvoting equity held by nonaffiliates and no common stock outstanding. Equity units issued and outstanding on April 30, 2007, were as follows:

Series	Units Outstanding as of April 30, 2007
Series A Common Units	66,000,000
Series B Common Units	547,409,490
Series C Common Units	39,562,560

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

PART 1—FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31
	2007	2006
	(thousands)
Sales
Trade	$1,163,173	$1,337,498
Related parties	157,795	132,765
	1,320,968	1,470,263

Costs and expenses
Materials, labor, and other operating expenses	1,156,899	1,310,812
Depreciation, amortization, and depletion	40,360	36,657
Selling and distribution expenses	68,408	71,077
General and administrative expenses	19,495	21,462
Other (income) expense, net	2,546	(2,125)
	1,287,708	1,437,883

Income from operations	33,260	32,380

Foreign exchange gain	242	379
Interest expense	(22,343)	(30,176)
Interest income	601	604
	(21,500)	(29,193)

Income before income taxes	11,760	3,187
Income tax provision	(1,223)	(1,218)
Net income	$10,537	$1,969

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2007	2006
	(thousands)
ASSETS

Current
Cash and cash equivalents	$66,176	$45,169
Receivables
Trade, less allowances of $2,027 and $1,734	379,454	327,138
Related parties	44,134	37,986
Other	16,736	19,027
Inventories	658,054	640,826
Other	11,770	13,027
	1,176,324	1,083,173

Property
Property and equipment, net	1,468,277	1,462,315
Fiber farms and deposits	40,042	40,492
	1,508,319	1,502,807

Deferred financing costs	29,930	31,474
Goodwill	21,846	21,846
Intangible assets, net	36,376	37,507
Other assets	24,732	28,390
Total assets	$2,797,527	$2,705,197

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

(unaudited)

	March 31,	December 31,
	2007	2006
	(thousands)
LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$3,200
Accounts payable	376,315	341,201
Accrued liabilities
Compensation and benefits	74,989	93,287
Interest payable	18,685	11,847
Other	39,354	54,600
	509,343	504,135

Debt
Long-term debt	1,273,900	1,213,900

Other
Compensation and benefits	118,605	111,676
Other long-term liabilities	39,578	36,642
	158,183	148,318

Redeemable equity units
Series B equity units – 17,052,889 and 17,107,889 units outstanding	17,422	17,477
Series C equity units – 39,562,560 and 39,576,540 units outstanding	7,256	6,434
	24,678	23,911

Commitments and contingent liabilities

Capital
Series A equity units – no par value; 66,000,000 and 66,000,000 units authorized and outstanding	73,975	78,290
Series B equity units – no par value; 550,000,000 and 550,000,000 units authorized; 530,356,601 and 530,356,601 units outstanding	744,614	724,988
Series C equity units – no par value; 44,000,000 and 44,000,000 units authorized	12,834	11,655
Total capital	831,423	814,933

Total liabilities and capital	$2,797,527	$2,705,197

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31
	2007	2006
	(thousands)
Cash provided by (used for) operations
Net income	$10,537	$1,969
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	40,084	38,380
Related-party interest expense	—	5,417
Deferred income taxes	493	—
Pension and other postretirement benefit expense	6,066	7,417
Gain on changes in retiree healthcare programs	—	(3,741)
Management equity units expense	822	934
Other	1,193	2,194
Decrease (increase) in working capital, net of acquisitions
Receivables	(56,662)	(55,939)
Inventories	(20,309)	(16,041)
Prepaid expenses	4,234	2,150
Accounts payable and accrued liabilities	19,466	26,055
Pension and other postretirement benefit payments	(339)	(346)
Current and deferred income taxes	771	—
Other	4,397	2,853
Cash provided by operations	10,753	11,302

Cash provided by (used for) investment
Expenditures for property and equipment	(47,242)	(36,508)
Acquisitions of businesses and facilities	—	(42,589)
Sales of assets	3,384	27,249
Other	166	(1,394)
Cash used for investment	(43,692)	(53,242)

Cash provided by (used for) financing
Issuances of long-term debt	100,000	150,000
Payments of long-term debt	(40,000)	(57,600)
Note payable to related party, net	—	(137)
Tax distributions to members	(2,753)	—
Other	(3,301)	(148)
Cash provided by financing	53,946	92,115

Increase in cash and cash equivalents	21,007	50,175

Balance at beginning of the period	45,169	88,171

Balance at end of the period	$66,176	$138,346

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2005	66,000	$39,885	530,357	$417,601	—	$7,535	$465,021

Net income (a)	—	—	—	71,571	—	—	71,571
Other comprehensive income, net of tax (a) (b)
Cash flow hedges	—	—	—	(10,327)	—	—	(10,327)
Minimum pension liability adjustment	—	—	—	58	—	—	58
Unfunded accumulated benefit obligation	—	—	—	37,263	—	—	37,263
Capital contributions from members	—	34,773	—	237,709	—	—	272,482
Paid-in-kind dividend	—	3,632	—	(3,632)	—	—	—
Tax distributions to members	—	—	—	(22,022)	—	—	(22,022)
Allocation of profit interest to Series C equity units	—	—	—	(4,120)	—	4,120	—
Other	—	—	—	887	—	—	887
Balance at December 31, 2006 (c)	66,000	78,290	530,357	724,988	—	11,655	814,933

Net income (a)	—	—	—	10,537	—	—	10,537
Other comprehensive income, net of tax (a) (b)
Cash flow hedges	—	—	—	5,998	—	—	5,998
Paid-in-kind dividend	—	1,282	—	(1,282)	—	—	—
Tax distributions to members	—	(5,597)	—	5,597	—	—	—
Allocation of profit interest to Series C equity units	—	—	—	(1,179)	—	1,179	—
Other	—	—	—	(45)	—	—	(45)
Balance at March 31, 2007 (c)	66,000	$73,975	530,357	$744,614	—	$12,834	$831,423

(a)                                  Total comprehensive income for the three months ended March 31, 2007 and 2006, was $16.5 million and $9.9 million, respectively.

(b)                                 Total other comprehensive income for the three months ended March 31, 2007 and 2006, was $6.0 million and $8.0 million, respectively.

(c)                                  Accumulated other comprehensive income at March 31, 2007, and December 31, 2006, was $46.5 million and $40.5 million, respectively.

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1.             Basis of Presentation

As used in these consolidated financial statements, the terms “Boise” and “we” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. We are a diversified North American paper and forest products company headquartered in Boise, Idaho. We operate our business in the following five reportable segments: Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. See Note 16, Segment Information, for additional information about our reportable segments.

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. Net income for the three months ended March 31, 2007 and 2006, involved estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year.

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation. For more information, see the discussion of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, adopted in January 2007, in Note 14, Recently Adopted Accounting Standards.

2.             Purchase of OfficeMax’s Forest Products and Paper Assets

Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). We accounted for the Forest Products Acquisition using the purchase method of accounting. We allocated the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Estimated fair values were derived through consideration and application of standard valuation approaches and techniques. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. For more information, see Note 11, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of our 2006 Annual Report on Form 10-K.

As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Under the Additional Consideration Agreement, we could pay to OfficeMax, or OfficeMax could pay to us, a maximum aggregate amount of $125.0 million, in each case net of payments received. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. Based on the actual market price for the benchmark grade of cut-size office paper during the first six months of the third anniversary period and if March prices held for the remaining six months, we would owe OfficeMax approximately $13 million upon completion of the third anniversary period under the Additional Consideration Agreement. Any payments made or received pursuant to the Additional Consideration Agreement will be treated as adjustments to the purchase price and, therefore, will not be reported in our Consolidated Statement of Income but will be included in consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) for purposes of certain covenants under our debt agreements. For more information about the Additional Consideration Agreement, see “Item 13.  Certain Relationships and Related Transactions, and Director Independence” of our 2006 Form 10-K.

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

At March 31, 2007, we had approximately $0.4 million of restructuring reserves related to severance costs recorded in “Accrued liabilities, Compensation and benefits” on our Consolidated Balance Sheet. The severance costs related to costs for approximately 350 terminated employees. The remaining reserve relates to severance payments that will be paid by the end of 2007. Of the $0.4 million remaining restructuring reserve, $0.3 million is recorded in our Paper segment, and $0.1 million is in Corporate and Other. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total
	(thousands)

2004 restructuring reserve	$13,768	$501	$14,269
Charges against reserve	(1,012)	(1)	(1,013)
Restructuring reserve at December 31, 2004	12,756	500	13,256

Additions to restructuring reserve	6,913	221	7,134
Charges against reserve	(16,162)	(593)	(16,755)
Restructuring reserve at December 31, 2005	3,507	128	3,635

Charges against reserve	(2,894)	(128)	(3,022)
Restructuring reserve at December 31, 2006	613	—	613

Charges against reserve	(246)	—	(246)
Restructuring reserve at March 31, 2007	$367	$—	$367

3.             Transactions With Related Parties

Sales

During each of the periods presented, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the three months ended March 31, 2007 and 2006, sales to OfficeMax were $157.8 million and $132.8 million, respectively. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income.

Debt and Interest

In November 2006, we repaid a related-party note payable to Boise Land & Timber Corp. in full. For the three months ended March 31, 2006, interest expense in our Consolidated Statement of Income included $5.4 million of related-party interest expense.

Equity Distributions

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of Boise and affiliates to pay income taxes. During the three months ended March 31, 2007 and 2006, we made no distributions to Forest Products Holdings (our majority owner) or management investors. For the three months ended March 31, 2007 and 2006, we paid $2.8 million and zero to OfficeMax to fund their tax obligations related to their investments in us.

4.             Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2007, and December 31, 2006, we had $2.6 million and $4.3 million, respectively, of vendor rebates and allowance recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. The rebates are recorded as a decrease in sales. At March 31, 2007, and December 31, 2006, we had $15.4 million and $23.9 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

5.             Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows:

	Three Months Ended March 31
	2007	2006
	(thousands)

Changes in retiree healthcare programs (a)	$—	$(3,741)
Sales of assets, net	999	1,585
Other, net (b)	1,547	31
	$2,546	$(2,125)

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

(b)                                 The three months ended March 31, 2007, included $1.3 million of expense related to the closure of our converting facility in Salem, Oregon, which we expect to close by the end of third quarter 2007.

6.             Leases

We lease our headquarters building and a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $6.3 million and $5.0 million for the three months ended March 31, 2007 and 2006. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $14.3 million for the remainder of 2007, $17.2 million in 2008, $16.0 million in 2009, $14.6 million in 2010, and $11.7 million in 2011, with total payments thereafter of $49.0 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

In first quarter 2006, we sold our headquarters building in Boise, Idaho, for $27.2 million, net of related fees and expenses, and recognized a $1.6 million loss recorded in “Other (income) expense, net” in our Consolidated Statement of Income. The proceeds were used to pay down our Tranche D term loan. In connection with the sale, we leased back approximately 65% of the building over a staggered lease term of ten to 12 years. The lease is accounted for as an operating lease. The minimum lease payment requirements related to the transaction are included in the minimum lease payments disclosed above.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately six years, with fixed payment terms similar to those in the original lease agreements.

7.             Income Taxes

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes in respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of Boise and affiliates to pay these taxes. For the three months ended March 31, 2007 and 2006, we made $2.8 million and zero cash distributions, respectively, to permit our equity holders to pay these taxes. Both our senior credit facilities and the indenture governing our notes permit these distributions.

Boise Cascade Holdings, L.L.C., or one of our subsidiaries files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, Idaho, Louisiana, Oregon, Minnesota, Texas, and Washington. We are subject to tax examinations from 2004 (our inception) to present. There are currently no tax examinations planned or in process.

During the three months ended March 31, 2007 and 2006, our effective tax rates for our separate subsidiaries that are taxed as corporations were 35% and 42%. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

For the three months ended March 31, 2006, we received $5.7 million of federal and state income tax refunds as a result of rescinding our C corporation status in fourth quarter 2005. During the three months ended March 31, 2007 and 2006, we paid $0.2 million and $1.3 million of taxes, net of other refunds received. At March 31, 2007 and December 31, 2006, we had a $0.4 million deferred tax liability related to our taxable subsidiaries recorded on our Consolidated Balance Sheets.

In January 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, with no impact on our financial position or results of operations. On January 1, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate, if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. We recognize interest and penalties on unrecognized tax benefits in “Income tax provision” in the Consolidated Statements of Income. For the three months ended March 31, 2007 and 2006, and the year ended December 31, 2006, we recognized an insignificant amount of interest and penalties in our Consolidated Statements of Income and on our Consolidated Balance Sheets.

8.             Receivables

We have a large, diversified customer base. A large portion of our uncoated free sheet and office paper sales volume is sold to OfficeMax. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. Sales to OfficeMax and Abitibi-Consolidated represent concentrations in the volumes of business transacted and concentrations of credit risk. At March 31, 2007, we had $43.4 million and $28.8 million of accounts receivable due from OfficeMax and Abitibi, respectively, and at December 31, 2006, $37.2 million and $30.1 million.

A large portion of our receivables are used to secure our borrowings under the accounts receivable securitization program described in Note 12, Debt.

9.             Inventories

Inventories include the following:

	March 31, 2007	December 31, 2006
	(thousands)

Finished goods and work in process	$445,335	$420,620
Logs	33,970	54,326
Other raw materials and supplies	178,749	165,880
	$658,054	$640,826

10.          Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2006 and determined that there was no impairment.

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

Changes in the carrying amount of our goodwill by segment are as follows:

	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(thousands)

Balance at December 31, 2005	$5,593	$6,577	$1,341	$1,590	$—	$15,101

Goodwill acquired during 2006 (a)	—	—	—	7,046	—	7,046
Purchase price adjustments during 2006	—	—	—	(301)	—	(301)
Balance at December 31, 2006, and March 31, 2007	$5,593	$6,577	$1,341	$8,335	$—	$21,846

(a)                                  On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses. In connection with the acquisition, we recorded a net $6.7 million of goodwill.

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

	Three Months Ended March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$24,700	$(441)	$24,259
Customer relationships	13,400	(4,579)	8,821
Noncompete agreements	1,200	(357)	843
Technology	5,043	(2,590)	2,453
	$44,343	$(7,967)	$36,376

	Year Ended December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$24,700	$(346)	$24,354
Customer relationships	13,400	(3,887)	9,513
Noncompete agreements	1,200	(281)	919
Technology	5,043	(2,322)	2,721
	$44,343	$(6,836)	$37,507

Intangible asset amortization expense was $1.1 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. The estimated amortization expense is $3.4 million for the remainder of 2007, $4.1 million, $3.4 million, $1.1 million, $0.5 million, and $0.4 million in 2008, 2009, 2010, 2011, and 2012, respectively.

11.          Asset Retirement Obligations

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

At March 31, 2007, and December 31, 2006, we had $11.8 million and $11.5 million of asset retirement obligations recorded in “Other, Other long-term liabilities” on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the three months ended March 31, 2007, and the year ended December 31, 2006:

	March 31, 2007	December 31, 2006
	(thousands)

Asset retirement obligation at beginning of period	$11,544	$11,484
Liabilities incurred	—	1,633
Accretion expense	233	1,020
Payments	—	(53)
Revisions in estimated cash flows	—	(2,540)
Asset retirement obligation at end of period	$11,777	$11,544

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

12.          Debt

At March 31, 2007, and December 31, 2006, our short- and long-term debt and the interest rates on that debt were as follows:

	March 31, 2007			December 31, 2006
	Amount	Interest Rate Without Swaps	Interest Rate With Swaps	Amount	Interest Rate Without Swaps	Interest Rate With Swaps
	(thousands)			(thousands)

Revolving credit facility, due 2010	$—	N/A	N/A	$—	N/A	N/A
Tranche D term loan, due 2011	538,900	6.8%	6.6%	538,900	7.1%	6.8%
Senior unsecured floating-rate notes, due 2012	250,000	8.2%	7.6%	250,000	8.2%	7.6%
7.125% senior subordinated notes, due 2014	400,000	7.1%	N/A	400,000	7.1%	N/A
Borrowings secured by receivables	85,000	5.3%	N/A	25,000	5.6%	N/A
Long-term debt	1,273,900	7.1%	6.9%	1,213,900	7.3%	7.1%
Short-term borrowings	—	N/A	N/A	3,200	6.0%	N/A
Total debt	$1,273,900			$1,217,100

Senior Secured Credit Facilities

At March  31, 2007, and December 31, 2006, Boise Cascade, L.L.C. (Boise LLC) and affiliates had a $475.0 million senior secured revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). These borrowings represented our senior secured credit facilities (the Facilities).

At March 31, 2007, and December 31, 2006, our revolving credit facility agreement permitted us to borrow up to $475.0 million for general corporate purposes. At March 31, 2007, we had no borrowings outstanding under our revolving credit facility; however, $42.7 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $432.3 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the three months ended March 31, 2007, and the year ended December 31, 2006, the average interest rate for our borrowings under the revolver was 6.0%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $1.5 million during the three months ended March 31, 2007, and zero and $30.0 million during the year ended December 31, 2006. The weighted average amounts of borrowings outstanding under the revolver during the three months ended March 31, 2007 and 2006, were $0.1 million and $2.3 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At March 31, 2007, and December 31, 2006, we had $538.9 million outstanding under the Tranche D term loan, and our borrowing rates were 6.8% and 7.1%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.50% or the federal funds effective rate plus

1.00% or (ii) LIBOR plus 1.50%. As a result of a $200.0 million prepayment in October 2005, we are not required to make scheduled principal payments on the Tranche D term loan until 2011, at which time the principal balance is due.

Borrowings under the Facilities are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures.

Senior Notes

In October 2004, Boise LLC issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At March 31, 2007, and December 31, 2006, our borrowing rate for the $250.0 million senior unsecured floating-rate notes was 8.2%.

Amendment and Restatement

On May 3, 2007, we amended and restated our Facilities. The major changes resulting from the amendment and restatement were as follows:

•      We reduced the size of our revolving credit facility from $475 million to $450 million. The maturity of the revolving credit facility did not change as a result of the amendment and restatement.

•      We borrowed $525 million under a new Tranche E term loan (which matures in April 2014) and used the proceeds to repay the Tranche D term loan in full. We are required to make scheduled principal payments on the Tranche E term loan in the amount of $3.9 million in 2007, $5.3 million in each of 2008 through 2012, $248.7 million in 2013 and $246.1 million in 2014. Tranche E borrowings under the amended and restated credit facility may be priced at either (i) the higher of the prime rate plus 50 basis points or the federal funds effective rate plus 100 basis points, or (ii) the LIBOR plus 150 basis points.

•      We obtained $200 million of commitments for a delayed-draw term loan that we plan to use to refinance the majority of our existing $250 million senior floating rate notes due 2012 when they become callable at par on October 15, 2007. The delayed-draw term loan has a commitment fee of 150 basis points per annum until drawn. Once drawn, the pricing is the same as for the Tranche E term loan. We are required to make scheduled principal payments on the delayed-draw term loan in the amount of $0.5 million in 2007, $2.0 million in each of 2008 through 2012, $95.3 million in 2013 and $94.2 million in 2014.

•      We revised our covenants to give us additional flexibility to make acquisitions, incur future indebtedness, complete asset sales, make capital expenditures, make distributions to our investors or repay debt other than our senior secured debt. Under the amended and restated credit agreement, we remain subject to maintenance of a maximum leverage ratio and a minimum interest coverage ratio; however, these financial maintenance covenants are only applicable to the $450 million revolving credit portion of the agreement and function as debt incurrence covenants with respect to the remainder of the facility.

Borrowings Secured by Receivables

In October 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At March 31, 2007, and December 31, 2006, we had $85.0 million and $25.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At March 31, 2007, and December 31, 2006, the interest rates for borrowings secured by receivables were 5.3% and 5.6%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and, at March 31, 2007, could not exceed $238.2 million. The accounts receivable securitization program contains the same financial covenants as our senior secured credit facilities.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us effective interest rates on all of our long-term variable-rate debt of 6.7% and 7.0% at March 31, 2007, and December 31, 2006, respectively. For additional information on our interest rate swaps, see Note 13, Financial Instruments.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the terms of the loans, which range from six to ten years. At March 31, 2007, and December 31, 2006, we had $29.9 million and $31.5 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets.

At March 31, 2007, and December 31, 2006, our average effective interest rates, including the effect of our interest rate swaps, on all of our long-term debt were 6.9% and 7.1%.

For both the three months ended March 31, 2007 and 2006, cash payments for interest, net of interest capitalized, were $15.8 million.

13.          Financial Instruments

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

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At March 31, 2007, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $6.3 million less than the amount reported on our Consolidated Balance Sheet.

At March 31, 2007, we had six interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. The swaps effectively hedge $500 million of our variable-rate debt exposure through 2009 and $250 million of exposure during 2010. Assuming no changes in interest rates, we expect to reclassify $6.3 million of amounts recorded in “Accumulated other comprehensive income” as a decrease in interest expense during the remainder of 2007. At March 31, 2007, there was no ineffectiveness related to these hedges.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of March 31, 2007, we had entered into derivative instruments related to approximately 10% of our forecasted natural gas purchases from July 2007 through October 2007.

Foreign Currency Risk

At March 31, 2007, we had no material fair value of foreign currency hedges.

14.          Recently Adopted Accounting Standards

In January 2007, we adopted FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities and began expensing the costs of periodic major overhauls and maintenance of plant and equipment as incurred. Prior to the adoption of this FSP, we charged planned shutdown maintenance costs in our Paper and Packaging & Newsprint segments to income (loss) ratably over the year. We recast our 2006 interim financial information included in this Form 10-Q using the direct expense method. As a result of adopting this FSP, we reduced “Materials, labor, and other operating expenses” $1.9 million and increased “Net income” by the same amount for the three months ended March 31, 2006. Of the $1.9 million adjustment, we recorded $3.4 million of income in our Paper segment and a $1.5 million loss in our Packaging & Newsprint segment. The FSP increases the volatility of earnings in the period a planned shutdown occurs, but it has no impact on our annual results of operations.

In January 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions. Because the majority of our businesses and assets are held and operated by limited liability companies and the income taxes of these operations are payable by our equity holders, it did not have a material impact on our financial position or results of operations. For more information, see Note 7, Income Taxes. Events could arise in the future that would cause the adoption of this interpretation to have a material impact on our financial statements. For example, if our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

In December 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R), which required us to recognize the funded status of our pension and other postretirement benefit plans on our 2006 Consolidated Balance Sheet. It also required us to recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of other comprehensive income, net of tax, in our Consolidated Statement of Capital. In connection with adopting SFAS No. 158, we reduced our liabilities $38.1 million and increased capital by about the same amount. Retrospective application was not permitted. For more information, see Note 15, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of our 2006 Annual Report on Form 10-K.

In December 2006, we adopted Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 did not have a material impact on our financial position or results of operations.

In February 2006, we adopted FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FAS 123(R)-4 requires companies to assess the probability that a contingent cash settlement event will occur when it determines the classification of options or other similar instruments issued as part of employee compensation arrangements. Because redemption by Forest Products Holdings, our equity sponsor, and the expected parallel redemptions of the Series B and Series C equity units granted to our employees under the Management Equity Agreement are a contingent event outside employees’ control and not currently deemed probable of occurring, we account for the units using equity plan accounting in accordance with FAS 123(R)-4.

15.          Retirement and Benefit Plans

The following table presents the components of net periodic pension and postretirement benefit costs in accordance with revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits:

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2007	2006	2007	2006
	(thousands)

Service cost	$5,747	$6,219	$54	$53
Interest cost	9,506	8,446	105	95
Expected return on plan assets	(9,597)	(8,555)	—	—
Recognized actuarial loss	130	69	—	—
Amortization of prior service costs and other	174	112	—	—
Curtailment (gain) loss	(181)	821	—	—
Company-sponsored plans	5,779	7,112	159	148
Multiemployer pension plans	128	157	—	—
Net periodic benefit cost	$5,907	$7,269	$159	$148

In 2007, we are not required to make a minimum contribution to our pension plans; however, we may elect to make voluntary contributions.

16.          Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 18, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K.

An analysis of our operations by segment is as follows:

	Sales				Income (Loss)	Depre- ciation, Amorti- zation,
	Trade	Related Parties	Inter-segment	Total	Before Taxes	and Depletion	EBITDA (b)
	(millions)
Three Months Ended March 31, 2007
Building Materials Distribution	$608.7	$—	$—	$608.7	$10.5	$1.9	$12.3
Wood Products	151.6	—	102.3	253.9	3.7	7.3	11.0
Paper	222.9	157.8	14.3	395.0	18.0	16.6	34.6
Packaging & Newsprint	176.7	—	17.3	194.0	8.1	13.4	21.5
Corporate and Other	3.3	—	10.6	13.9	(6.8)	1.2	(5.5)
	1,163.2	157.8	144.5	1,465.5	33.5	40.4	73.9
Intersegment eliminations	—	—	(144.5)	(144.5)	—	—	—
Interest expense	—	—	—	—	(22.3)	—	—
Interest income	—	—	—	—	0.6	—	—
	$1,163.2	$157.8	$—	$1,321.0	$11.8	$40.4	$73.9

	Sales				Income (Loss)		Depre- ciation, Amorti- zation,
	Trade	Related Parties	Inter-segment	Total	Before Taxes		and Depletion	EBITDA (b)
	(millions)
Three Months Ended March 31, 2006
Building Materials Distribution	$761.8	$—	$—	$761.8	$18.6		$2.4	$20.9
Wood Products	186.0	—	126.6	312.6	18.8		6.3	25.1
Paper	225.8	132.8	11.8	370.4	0.8		14.6	15.4
Packaging & Newsprint	159.0	—	19.8	178.8	0.9		12.1	12.9
Corporate and Other	4.9	—	11.0	15.9	(6.3	)(a)	1.3	(4.9	)(a)
	1,337.5	132.8	169.2	1,639.5	32.8		36.7	69.4
Intersegment eliminations	—	—	(169.2)	(169.2)	—		—	—
Interest expense	—	—	—	—	(30.2)		—	—
Interest income	—	—	—	—	0.6		—	—
	$1,337.5	$132.8	$—	$1,470.3	$3.2		$36.7	$69.4

(a)                                  Includes a $3.7 million gain for changes in our retiree healthcare programs.

(b)                                 EBITDA represents income (loss) before interest (interest expense and interest income), income tax provision, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense and interest income and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA:

	Three Months Ended March 31
	2007	2006
	(millions)

Net income	$10.5	$2.0
Interest expense	22.3	30.2
Interest income	(0.6)	(0.6)
Income tax provision	1.2	1.2
Depreciation, amortization, and depletion	40.4	36.7
EBITDA	$73.9	$69.4

17.          Commitments and Guarantees

Commitments

We have commitments for fiber, leases, and long-term debt that are discussed further in Note 1, Summary of Significant Accounting Policies; Note 7, Leases; and Note 13, Debt, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Statements” in our 2006 Annual Report on Form 10-K. In addition we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At March 31, 2007, there have been no material changes to our commitments.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 19, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K, describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. There have been no material changes to the guarantees disclosed in our 2006 Annual Report on Form 10-K.

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

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,156,357	$6,816	$—	$1,163,173
Intercompany	—	855	—	22,640	(23,495)	—
Related parties	—	—	157,795	—	—	157,795
	—	855	1,314,152	29,456	(23,495)	1,320,968

Costs and expenses
Materials, labor, and other operating expenses	—	418	1,151,658	19,426	(14,603)	1,156,899
Depreciation, amortization, and depletion	—	906	38,394	1,060	—	40,360
Selling and distribution expenses	—	—	67,725	683	—	68,408
General and administrative expenses	—	6,858	20,912	617	(8,892)	19,495
Other (income) expense, net	—	405	1,333	808	—	2,546
	—	8,587	1,280,022	22,594	(23,495)	1,287,708

Income (loss) from operations	—	(7,732)	34,130	6,862	—	33,260

Foreign exchange gain (loss)	—	1,570	83	(1,411)	—	242
Interest expense	—	(20,677)	—	(1,666)	—	(22,343)
Interest expense—intercompany	—	(127)	—	(4,892)	5,019	—
Interest income	—	540	42	19	—	601
Interest income—intercompany	—	15	5,004	—	(5,019)	—
	—	(18,679)	5,129	(7,950)	—	(21,500)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(26,411)	39,259	(1,088)	—	11,760
Income tax provision	—	(496)	(727)	—	—	(1,223)

Income (loss) before equity in net income (loss) of affiliates	—	(26,907)	38,532	(1,088)	—	10,537

Equity in net income (loss) of affiliates	10,537	37,444	—	—	(47,981)	—
Net income (loss)	$10,537	$10,537	$38,532	$(1,088)	$(47,981)	$10,537

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,326,299	$11,199	$—	$1,337,498
Intercompany	—	856	1,233	19,689	(21,778)	—
Related parties	—	—	132,765	—	—	132,765
	—	856	1,460,297	30,888	(21,778)	1,470,263

Costs and expenses
Materials, labor, and other operating expenses	—	471	1,299,634	26,470	(15,763)	1,310,812
Depreciation, amortization, and depletion	—	966	34,686	1,005	—	36,657
Selling and distribution expenses	—	—	70,468	609	—	71,077
General and administrative expenses	—	9,093	17,817	567	(6,015)	21,462
Other (income) expense, net	—	(2,062)	(940)	877	—	(2,125)
	—	8,468	1,421,665	29,528	(21,778)	1,437,883

Income (loss) from operations	—	(7,612)	38,632	1,360	—	32,380

Foreign exchange gain (loss)	—	(742)	(23)	1,144	—	379
Interest expense	—	(28,169)	—	(2,007)	—	(30,176)
Interest expense—intercompany	—	(109)	—	(4,409)	4,518	—
Interest income	—	533	58	13	—	604
Interest income—intercompany	—	47	4,471	—	(4,518)	—
	—	(28,440)	4,506	(5,259)	—	(29,193)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(36,052)	43,138	(3,899)	—	3,187
Income tax provision	—	(2)	(1,216)	—	—	(1,218)

Income (loss) before equity in net income (loss) of affiliates	—	(36,054)	41,922	(3,899)	—	1,969

Equity in net income (loss) of affiliates	1,969	38,023	—	—	(39,992)	—
Net income (loss)	$1,969	$1,969	$41,922	$(3,899)	$(39,992)	$1,969

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at March 31, 2007

	Boise
	Cascade
	Holdings,	Boise		Non-
	L.L.C.	Cascade,	Guarantor	guarantor
	(Parent)	L.L.C.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$2	$64,586	$29	$1,559	$—	$66,176
Receivables
Trade, less allowances	—	—	9,015	370,439	—	379,454
Intercompany	—	—	1,204	1,033	(2,237)	—
Related parties	—	697	5,036	38,401	—	44,134
Other	—	890	15,244	602	—	16,736
Inventories	—	12	642,703	15,339	—	658,054
Other	—	9,681	1,497	592	—	11,770
	2	75,866	674,728	427,965	(2,237)	1,176,324

Property
Property and equipment, net	—	9,323	1,427,874	31,080	—	1,468,277
Fiber farms and deposits	—	—	26,204	13,838	—	40,042
	—	9,323	1,454,078	44,918	—	1,508,319

Deferred financing costs	—	29,655	—	275	—	29,930
Goodwill	—	—	21,846	—	—	21,846
Intangible assets, net	—	—	36,376	—	—	36,376
Investments in affiliates	856,099	722,911	—	—	(1,579,010)	—
Other assets	—	8,203	13,843	2,686	—	24,732
Total assets	$856,101	$845,958	$2,200,871	$475,844	$(1,581,247)	$2,797,527

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at March 31, 2007 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$25,542	$345,268	$5,505	$—	$376,315
Intercompany	—	—	1,033	1,204	(2,237)	—
Accrued liabilities
Compensation and benefits	—	26,066	48,269	654	—	74,989
Interest payable	—	18,122	—	563	—	18,685
Other	—	4,989	30,353	4,012	—	39,354
	—	74,719	424,923	11,938	(2,237)	509,343

Debt
Long-term debt	—	1,188,900	—	85,000	—	1,273,900

Other
Compensation and benefits	—	118,605	—	—	—	118,605
Other long-term liabilities	—	23,925	15,653	—	—	39,578
	—	142,530	15,653	—	—	158,183

Due to (from) affiliates	—	(1,416,290)	1,119,496	296,794	—	—

Redeemable equity units
Series B equity units	17,422	—	—	—	—	17,422
Series C equity units	7,256	—	—	—	—	7,256
Redeemable equity units	—	24,678	—	—	(24,678)	—
	24,678	24,678	—	—	(24,678)	24,678

Commitments and contingent liabilities

Capital
Series A equity units	73,975	—	—	—	—	73,975
Series B equity units	744,614	—	—	—	—	744,614
Series C equity units	12,834	—	—	—	—	12,834
Subsidiary equity	—	831,421	640,799	82,112	(1,554,332)	—
Total capital	831,423	831,421	640,799	82,112	(1,554,332)	831,423
Total liabilities and capital	$856,101	$845,958	$2,200,871	$475,844	$(1,581,247)	$2,797,527

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$42,962	$32	$2,175	$—	$45,169
Receivables
Trade, less allowances	—	—	135	327,003	—	327,138
Intercompany	—	—	3,956	1,988	(5,944)	—
Related parties	—	695	3,430	33,861	—	37,986
Other	—	1,447	16,707	873	—	19,027
Inventories	—	17	625,575	15,234	—	640,826
Other	—	6,123	6,258	646	—	13,027
	—	51,244	656,093	381,780	(5,944)	1,083,173

Property
Property and equipment, net	—	8,911	1,421,512	31,892	—	1,462,315
Fiber farms and deposits	—	—	27,008	13,484	—	40,492
	—	8,911	1,448,520	45,376	—	1,502,807

Deferred financing costs	—	31,156	—	318	—	31,474
Goodwill	—	—	21,846	—	—	21,846
Intangible assets, net	—	—	37,507	—	—	37,507
Investments in affiliates	838,844	685,467	—	—	(1,524,311)	—
Other assets	—	10,539	15,043	2,808	—	28,390
Total assets	$838,844	$787,317	$2,179,009	$430,282	$(1,530,255)	$2,705,197

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2006 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$3,200	$—	$—	$—	$3,200
Accounts payable
Trade	—	32,860	303,732	4,609	—	341,201
Intercompany	—	2,752	1,988	1,204	(5,944)	—
Accrued liabilities
Compensation and benefits	—	22,793	69,847	647	—	93,287
Interest payable	—	11,213	—	634	—	11,847
Other	—	16,317	32,155	6,128	—	54,600
	—	89,135	407,722	13,222	(5,944)	504,135

Debt
Long-term debt	—	1,188,900	—	25,000	—	1,213,900

Other
Compensation and benefits	—	111,676	—	—	—	111,676
Other long-term liabilities	—	23,180	13,462	—	—	36,642
	—	134,856	13,462	—	—	148,318

Due to (from) affiliates	—	(1,464,418)	1,155,558	308,860	—	—

Redeemable equity units
Series B equity units	17,477	—	—	—	—	17,477
Series C equity units	6,434	—	—	—	—	6,434
Redeemable equity units	—	23,911	—	—	(23,911)	—
	23,911	23,911	—	—	(23,911)	23,911

Commitments and contingent liabilities

Capital
Series A equity units	78,290	—	—	—	—	78,290
Series B equity units	724,988	—	—	—	—	724,988
Series C equity units	11,655	—	—	—	—	11,655
Subsidiary equity	—	814,933	602,267	83,200	(1,500,400)	—
Total capital	814,933	814,933	602,267	83,200	(1,500,400)	814,933
Total liabilities and capital	$838,844	$787,317	$2,179,009	$430,282	$(1,530,255)	$2,705,197

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months ended March 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$10,537	$10,537	$38,532	$(1,088)	$(47,981)	$10,537
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(10,537)	(37,444)	—	—	47,981	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	586	38,394	1,104	—	40,084
Related-party interest expense	—	127	—	4,892	(5,019)	—
Related-party interest income	—	(15)	(5,004)	—	5,019	—
Deferred income taxes	—	472	21	—	—	493
Pension and other postretirement benefit expense	—	6,066	—	—	—	6,066
Management equity units expense	—	822	—	—	—	822
Other	—	(1,571)	1,293	1,471	—	1,193
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(3,205)	(6,707)	(46,750)	—	(56,662)
Inventories	—	5	(20,209)	(105)	—	(20,309)
Prepaid expenses	—	(581)	4,761	54	—	4,234
Accounts payable and accrued liabilities	—	1,979	18,771	(1,284)	—	19,466
Pension and other postretirement benefit payments	—	(339)	—	—	—	(339)
Current and deferred income taxes	—	304	467	—	—	771
Other	—	2,255	2,139	3	—	4,397
Cash provided by (used for) operations	—	(20,002)	72,458	(41,703)	—	10,753

Cash provided by (used for) investment
Expenditures for property and equipment	—	(1,483)	(44,972)	(787)	—	(47,242)
Sales of assets	—	2	3,375	7	—	3,384
Investments in affiliates	2,855	37,344	—	—	(40,199)	—
Other	—	1,587	(167)	(1,254)	—	166
Cash provided by (used for) investment	2,855	37,450	(41,764)	(2,034)	(40,199)	(43,692)

Cash provided by (used for) financing
Issuances of long-term debt	—	—	—	100,000	—	100,000
Payments of long-term debt	—	—	—	(40,000)	—	(40,000)
Tax distributions to members	(2,753)	—	—	—	—	(2,753)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(2,753)	—	—	2,753	—
Other	(100)	(3,301)	—	—	100	(3,301)
Cash provided by (used for) financing	(2,853)	(6,054)	—	60,000	2,853	53,946
Due to (from) affiliates	—	10,230	(30,697)	(16,879)	37,346	—

Increase (decrease) in cash and cash equivalents	2	21,624	(3)	(616)	—	21,007
Balance at beginning of the year	—	42,962	32	2,175	—	45,169
Balance at end of the year	$2	$64,586	$29	$1,559	$—	$66,176

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$1,969	$1,969	$41,922	$(3,899)	$(39,992)	$1,969
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(1,969)	(38,023)	—	—	39,992	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	2,689	34,686	1,005	—	38,380
Related-party interest expense	—	5,526	—	4,409	(4,518)	5,417
Related-party interest income	—	(47)	(4,471)	—	4,518	—
Pension and other postretirement benefit expense	—	7,417	—	—	—	7,417
Gain on changes in retiree healthcare programs	—	(3,741)	—	—	—	(3,741)
Management equity units expense	—	934	—	—	—	934
Other	—	3,315	23	(1,144)	—	2,194
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(38,373)	19,477	(37,043)	—	(55,939)
Inventories	—	5,966	(22,858)	851	—	(16,041)
Prepaid expenses	—	(1,406)	3,868	(312)	—	2,150
Accounts payable and accrued liabilities	—	57,158	(27,221)	(3,882)	—	26,055
Pension and other postretirement benefit payments	—	(346)	—	—	—	(346)
Other	—	584	2,270	(1)	—	2,853
Cash provided by (used for) operations	—	3,622	47,696	(40,016)	—	11,302

Cash provided by (used for) investment
Expenditures for property and equipment	—	(652)	(35,605)	(251)	—	(36,508)
Acquisitions of businesses and facilities	—	—	(42,589)	—	—	(42,589)
Sales of assets	—	27,249	—	—	—	27,249
Investments in related parties	125	38,023	—	—	(38,148)	—
Other	—	13,927	(19,241)	3,920	—	(1,394)
Cash provided by (used for) investment	125	78,547	(97,435)	3,669	(38,148)	(53,242)

Cash provided by (used for) financing
Issuances of long-term debt	—	30,000	—	120,000	—	150,000
Payments of long-term debt	—	(57,600)	—	—	—	(57,600)
Note payable to related party, net	—	(137)	—	—	—	(137)
Other	(125)	(1,148)	—	1,000	125	(148)
Cash provided by (used for) financing	(125)	(28,885)	—	121,000	125	92,115
Due to (from) affiliates	—	(2,408)	49,738	(85,353)	38,023	—

Increase (decrease) in cash and cash equivalents	—	50,876	(1)	(700)	—	50,175
Balance at beginning of the period	—	85,469	34	2,668	—	88,171
Balance at end of the period	$—	$136,345	$33	$1,968	$—	$138,346

19.          Legal Proceedings and Contingencies

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

ITEM 2.                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. For a full understanding of our financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report on Form 10-K.

This discussion and analysis includes statements regarding our expectations with respect to our performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited, to the risks and uncertainties described in “Item 1A.  Risk Factors” of our 2006 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the three months ended March 31, 2007, from those listed in our 2006 Annual Report on Form 10-K. We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of these forward-looking statements.

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

Packaging & Newsprint.  Our Packaging & Newsprint segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. We also operate five corrugated container plants in the Northwest and a sheet feeder plant in Waco, Texas. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Our Waco plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the region, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by our sales personnel or, in some cases, by brokers. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party review.

Corporate and Other.  Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses.

Overview of Financial Condition

Recent Trends and Operational Outlook

Recent trends and the outlook for our businesses are mixed. While housing has experienced a downturn, paper and packaging markets have been strong.

New residential construction activity continued at a slow pace in first quarter 2007 relative to recent years. The U.S. Department of Commerce reported housing starts at a seasonally adjusted annual rate of 1.52 million units in March 2007, compared with 1.97 million units in March 2006 and 1.63 million units in December 2006. This reduction in new residential construction activity resulted in decreased demand for the wood and building products that we manufacture and sell. This reduction in demand was met with lower pricing for commodity products such as structural panels and structural lumber and lower sales prices for and volumes of engineered wood products. These price and demand reductions have caused some producers to reduce production through curtailment of operations or, in some cases, indefinite closure of facilities.

Early in 2007, uncoated free sheet paper prices were generally consistent with fourth quarter 2006 prices. Production and demand for uncoated free sheet remained relatively balanced during first quarter 2007. Effective May 2007, we announced a price increase for many of the uncoated grades we produce.

Container markets remained relatively balanced during the first quarter of 2007, while newsprint demand softened, resulting in pricing pressure.

As a result of solid-wood mill curtailments and some closures, residual chip supply markets in the Pacific Northwest have been very tight in recent quarters. During the latter part of the first quarter, supply and demand for chips in the region began to come into balance, resulting in some pricing moderation. While chip pricing in the region has recently improved, the outlook for residual fiber supply in the Pacific Northwest continues to be difficult. These higher wood fiber costs are having a significant negative impact on our St. Helens, Oregon, pulp and paper mill. Continued weakness in the housing sector may prompt further closures of wood products facilities in the region, driving residual fiber supply down further and costs up higher. As a result, we may choose to change our operating configuration at that facility, including potentially closing some or all of the facility if we cannot operate it profitably. We will continue to evaluate its ongoing financial performance.

During the first quarter, we identified performance issues in recovery boilers at our International Falls, Minnesota, and Wallula, Washington, mills, which resulted in recovery boiler and pulp mill downtime at both of these facilities. This downtime increased maintenance costs, increased fiber costs (as we purchased fiber from outside sources to maintain paper production), increased energy costs, and resulted in lost sales opportunities, as we produced less market pulp at our Wallula mill. We estimate the total impact on net income to be approximately $6 million in first quarter 2007. We may incur further costs as we continue to improve the performance of the boilers during our normal maintenance outages in second quarter 2007.

During second quarter 2007, we plan to take the pulp mill and the uncoated free sheet machine at our Wallula paper mill down for approximately 30 days to complete the conversion of the uncoated free sheet machine to enable it to produce label and release grades as well as its current mix of commodity paper grades. At the same time, we will complete long-term maintenance in our pulp mill and power and recovery areas of the paper mill. The shutdown is expected to result in approximately 19,000 tons of lost paper production during the second quarter.

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

•                  Actions of suppliers, customers, and competitors; and

•                  The other factors described in “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K.

Commodity and Value-Added Products and Product Margins

Many of the products we manufacture and distribute are widely available and can be readily produced by our competitors. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is primarily based on price, which is determined by supply relative to demand. Generally, market conditions beyond our control determine the price for our commodity products, and the price for any one or more of these products may fall below our cash production costs. Therefore, our profitability with respect to these products is highly dependent on managing our cost structure, particularly raw material and energy costs, which also exhibit commodity characteristics.

Not all of our products are commodities. Our EWP and specialty papers are differentiated from competing products based on quality and product design as well as related customer service. In the case of these value-added products, we are generally able to influence price based on the strength of differentiation and levels of customer service and are generally able to sell these products at higher margins than our commodity products. In order to reduce our sensitivity to the cyclicality of our industry, a fundamental component of our strategy is to increase production of EWP as a share of our total Wood Products segment sales and increase specialty and premium papers as a percent of our total Paper segment sales. We believe these products are less susceptible to commodity dynamics.

Comparing first quarter 2007 with first quarter 2006, sales of EWP from our Wood Products segment decreased from approximately 48% of segment sales in 2006 to 43% of sales in 2007. The increase in EWP production capacity that we implemented in 2005 has positioned us to continue to grow this business; however, the recent slowdown in new residential construction resulted in reductions in our EWP sales in the short term. In our Paper segment, sales of specialty and premium papers increased from approximately 32% of uncoated free sheet tons sold during first quarter 2006 to 34% of uncoated free sheet tons sold during the same period in 2007. The announced project to convert our Wallula, Washington, W-3 paper machine to enable it to produce pressure sensitive grades is a key step in providing us with the capacity to increase production of specialty and premium paper grades. We anticipate that this project will come on line during second quarter 2007.

Demand

The overall level of demand for the products we make and distribute is affected by, among other things, construction activity, manufacturing activity, employment, and consumer spending. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While no single product line drives our overall financial performance, individual product lines are influenced by conditions in their respective industries. For example:

•                  Demand for building materials, including wood products, depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are affected by demographic trends, interest rate levels, weather, and general economic conditions. In recent years, demand for wood products has been high due to strong new housing starts, the increasing size of new homes, a robust repair-and-remodeling market, and a recovering light commercial construction market. However, during the second half of 2006, there was a significant increase in the number of homes for sale relative to the monthly sales activity. This has led to a drop in new home construction activity, resulting in significant price declines for many commodity products. For example, our Wood Products sales prices for plywood were 12% lower in first quarter 2007, compared with the same period in 2006. This trend in reduced construction activity continued into first quarter 2007 and continued to reduce demand for our products. For example, the sales volumes of LVL and I-joists by our Wood Products segment during first quarter 2007 were down 23% and 20%, respectively, from the same period of 2006.

•                  Historically, demand for uncoated free sheet correlated positively with general economic activity. However, demand for some communications paper grades such as cut-size paper, which we produce, has decreased as the use of electronic transmission and document storage alternatives has become more widespread and more efficient.

•                  A large share of the demand for corrugated containers, and therefore containerboard, is driven by manufacturing, specifically the manufacture of nondurable goods. In addition, inventory stocking or liquidation of these goods has an impact, as do currency exchange rates that affect the cost-competitiveness of foreign manufacturers. Demand continues to be negatively affected by the offshoring of durable and nondurable goods manufacturing, as those products are then packaged abroad rather than in North America. U.S. exports of containerboard have also been affected by the large increase of containerboard capacity, especially in China and Europe, over the past several years.

•                  Demand for newsprint depends upon prevailing levels of newspaper advertising and circulation. Demand for newsprint in North America declined approximately 14% between 2002 and 2006, according to Resource Information Systems, Inc. (RISI), due in part to the growth of online media as well as substitution with uncoated groundwood grades.

Supply

Industry supply of commodity wood products and paper is affected by the number of operational or idled facilities, the building of new capacity, and the shutting down of existing capacity. Capacity also tends to increase gradually over time without significant capital expenditures, as manufacturers improve production efficiencies. Generally, more capacity is added or employed when supply is tight and margins are relatively high, and capacity is idled or eliminated when capacity significantly exceeds demand and margins are poor. Because of relatively lower capital investments, lower shutdown and start-up costs, and the ability in most facilities to reduce production economically by curtailing shifts, wood products manufacturing producers tend to react more quickly to oversupply situations by removing shifts or curtailing facilities than pulp and paper manufacturers. For example, during the third and fourth quarters of 2006, as structural panel prices fell dramatically, a number of our competitors reduced shifts or shut down facilities entirely in response to dramatically reduced margins. We also curtailed some operations.

While new capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill, a favorable pricing environment may prompt manufacturers to initiate expansion projects. Currently, a number of OSB producers are starting up or building new capacity. In some applications, OSB is a competing product for plywood, which we produce. These projects were announced during the period of high residential construction activity that was witnessed in recent years. This increase in supply, coupled with dramatically lower demand as construction has slowed, has had a negative impact on the price of all structural panel products, including plywood. Some major OSB producers have announced indefinite shutdowns of existing facilities in the face of declining prices, and others have announced delays in previously announced capacity additions. A number of OSB producers have announced the intention to produce a strand lumber product that is intended to be a substitute for EWP in some applications. Their ability to produce such a product and its impact on the EWP market is uncertain.

In 2005, faced with declining demand, rising costs (especially energy costs), ongoing dissatisfaction with financial performance, and in the case of some Canadian producers, a declining U.S. dollar, several North American paper producers announced mill closures that decreased or will decrease supply. From 2002 to 2006, North American uncoated free sheet, containerboard, and newsprint capacities declined 6%, 3%, and 19%, respectively, according to RISI. In addition, some suppliers have recently announced either modifications to paper machines to move capacity to other grades or shutdowns of paper machines and paper mills.

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

As of March 31, 2007, we had 10,060 employees. Approximately 4,800, or 48%, of these employees work pursuant to collective bargaining agreements. Our Jackson, Alabama, paper mill contract that covers approximately 370 workers expired in August 2006, and our contract at our St. Jacques, New Brunswick, Canada, I-joist plant that covers approximately 140 workers expired December 31, 2006. The contracts remain in place pending further negotiations. In April 2007, the unions at our paper mill in International Falls, Minnesota, ratified a new, four-year agreement. We are currently in negotiations for a new contract at our plywood and veneer facility in Brazil. The agreement at our Nampa, Idaho, container plant expires in second quarter 2007, and the agreement at our Wallula, Washington, container plant expires in fourth quarter 2007. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Wood fiber.  Our primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses for our Wood Products, Paper, and Packaging & Newsprint segments:

	Three Months Ended March 31
	2007	2006

Wood Products	43%	41%
Paper	28%	25%
Packaging & Newsprint	18%	13%

Our primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Our wood fiber costs also include purchases of semi-finished materials such as OSB and lumber for use in EWP production as well as purchased market pulp, which is used in paper production. We acquire substantially all of our fiber from outside sources, including pursuant to long-term supply agreements with Forest Capital Partners. In our Wood Products segment, we convert logs into lumber and veneer, and in turn, we convert veneer into EWP and plywood. Logs are a lower percentage of the total cost of materials, labor, and other operating expenses in producing engineered wood than commodity products such as lumber and plywood. While log costs are still a significant component of costs, as we continue to produce more engineered wood relative to commodity products, direct log costs decline as a percentage of the total cost of materials, labor, and other operating expenses. We also convert residual wood fiber from our operations, as well as from third parties, into particleboard. In our Paper and Packaging & Newsprint segments, we convert logs and wood chips into pulp, which we sell or use at our paper mills to produce paper. On an aggregate basis, we are generally able to produce all of our pulp needs, generally purchasing and selling similar amounts on the open market. However, the recovery boiler outages at our International Falls and Wallula mills contributed to an increased volume of purchased pulp during first quarter 2007.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual chip supply may be limited due to reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. During first quarter 2007, we temporarily reduced pulp production at our St. Helens, Oregon, pulp and paper mill due to the inability to source wood fiber on a cost-effective basis. This resulted in approximately 5,000 tons of lost pulp production at St. Helens. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Market prices for a variety of fiber sources, including logs and chips for our Northwest operations and logs for our Minnesota operations, were high relative to historical standards in the first half of 2006. While wood costs came down in Minnesota during the second half of 2006 and into the first quarter of 2007, they are still high by historical standards. In the Pacific Northwest, residual chip costs began to come down later in first quarter 2007 but continue to be high by historical standards, and availability continues to be challenging. Because residual fiber in the Pacific Northwest comes predominately from sawmills and plywood plants, curtailments in these mills as a result of decreased demand for these products related to the housing slowdown will continue to impact the availability of chips for our Northwest pulp and paper operations. Relative to historical standards, fiber costs were high in Louisiana in first quarter 2007 due to unusually high and persistent rainfall, which limited access to many harvest areas and limited supply availability.

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

Our costs will rise if prices for our raw materials or energy rise. Specifically, some of our key chemicals, including pulping and bleaching chemicals consumed in our Paper and Packaging &

Newsprint mills and glues and resins consumed in our Wood Products operations, are heavily influenced by energy costs. A number of our major suppliers have obtained price increases tied to their increased energy costs. For our commodity products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs to our customers in the short term.

Energy.  Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. In addition, we have limited flexibility to switch between fuel sources in the short term; accordingly, we have significant exposure to natural gas price changes. Energy costs represented the following percentages of materials, labor, and other operating expenses for our Wood Products, Paper, and Packaging & Newsprint segments:

	Three Months Ended March 31
	2007	2006

Wood Products	4%	4%
Paper	17%	17%
Packaging & Newsprint	15%	16%

During January and February 2007, we had derivative instruments related to approximately 90% of our natural gas purchases, which resulted in approximately $9 million of higher energy costs in first quarter 2007 than we would have had if we had not hedged our exposure to changing prices. As of March 31, 2007, we had entered into derivative instruments related to approximately 10% of our forecasted natural gas purchases from July 2007 through October 2007.

Chemicals.  Important chemicals we use in the production of our products include precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins, and adhesives. Purchases of chemicals represented the following percentages of materials, labor, and other operating expenses for our Wood Products, Paper, and Packaging & Newsprint segments:

	Three Months Ended March 31
	2007	2006

Wood Products	6%	6%
Paper	14%	13%
Packaging & Newsprint	4%	5%

We have experienced higher chemical costs during first quarter 2007 in our Paper segment, compared with the same period in 2006, due in part to increases in energy and transportation costs sustained by our chemical suppliers that they have partially passed through to us.

Inflationary and seasonal influences.  Other than the effects of higher energy costs, which we describe in our 2006 Annual Report on Form 10-K, we believe inflation has not had a material effect on our financial condition or results of operations. However, there can be no assurance that we will not be affected by inflation in the future. Seasonal changes in levels of building activity affect our building products businesses. We typically have higher sales and working capital in the second and third quarters because of warmer weather. To a lesser degree, our paper businesses also experience some seasonality in their businesses, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated containers is influenced by agricultural demand in the Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities.

Acquisitions

Forest Products Acquisition

Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). We accounted for the Forest Products Acquisition using the purchase method of accounting. We allocated the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Estimated fair values were derived through consideration and application of standard valuation approaches and techniques. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. For more information, see Note 11, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of our 2006 Annual Report on Form 10-K.

As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Under the Additional Consideration Agreement, we could pay to OfficeMax, or OfficeMax could pay to us, a maximum aggregate amount of $125.0 million, in each case net of payments received. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. Based on the actual market price for the benchmark grade of cut-size office paper during the first six months of the third anniversary period and if March prices held for the remaining six months, we would owe OfficeMax approximately $13 million upon completion of the third anniversary period under the Additional Consideration Agreement. Any payments made or received pursuant to the Additional Consideration Agreement will be treated as adjustments to the purchase price and, therefore, will not be reported in our Consolidated Statement of Income but will be included in consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) for purposes of certain covenants under our debt agreements. For more information about the Additional Consideration Agreement, see “Item 13.  Certain Relationships and Related Transactions, and Director Independence” of our 2006 Form 10-K.

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

At March 31, 2007, we had approximately $0.4 million of restructuring reserves related to severance costs recorded in “Accrued liabilities, Compensation and benefits” on our Consolidated Balance Sheet. The severance costs related to costs for approximately 350 terminated employees. The remaining reserve relates to severance payments that will be paid by the end of 2007. Of the $0.4 million remaining restructuring reserve, $0.3 million is recorded in our Paper segment, and $0.1 million is in Corporate and Other. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total
	(millions)

2004 restructuring reserve	$13.8	$0.5	$14.3
Charges against reserve	(1.0)	—	(1.0)
Restructuring reserve at December 31, 2004	12.8	0.5	13.3

Additions to restructuring reserve	6.9	0.2	7.1
Charges against reserve	(16.2)	(0.6)	(16.8)
Restructuring reserve at December 31, 2005	3.5	0.1	3.6

Charges against reserve	(2.9)	(0.1)	(3.0)
Restructuring reserve at December 31, 2006	0.6	—	0.6

Charges against reserve	(0.2)	—	(0.2)
Restructuring reserve at March 31, 2007	$0.4	$—	$0.4

Central Texas Corrugated Acquisition

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses but before working capital adjustments. In 2006, we paid approximately $42.6 million of cash for the acquisition, which is net of a $2.0 million holdback that is payable in five years. At March 31, 2007, “Other long-term liabilities” on our Consolidated Balance Sheet included a $1.4 million discounted holdback (including accrued accretion expense). CTC manufactures corrugated sheets that it sells primarily to regional container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes. During first quarter 2007, we produced approximately 138,000 short tons of linerboard in our Packaging & Newsprint segment, and our Paper segment produced approximately 32,000 tons of corrugating medium. Our corrugated containers and sheet plants consumed approximately 125,000 tons of containerboard, or the equivalent of 74% of our containerboard production.

We accounted for the acquisition using the purchase method of accounting. As a result, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition. For more information, see Note 4, Purchase of Central Texas Corrugated’s Assets, of the Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements” of our 2006 Annual Report on Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007	2006
	(millions)
Sales
Trade	$1,163.2	$1,337.5
Related parties	157.8	132.8
	1,321.0	1,470.3

Costs and expenses
Materials, labor, and other operating expenses	1,156.9	1,310.8
Depreciation, amortization, and depletion	40.4	36.7
Selling and distribution expenses	68.4	71.1
General and administrative expenses	19.5	21.4
Other (income) expense, net	2.5	(2.1)
	1,287.7	1,437.9

Income from operations	$33.3	$32.4

	(percentage of sales)
Sales
Trade	88.1%	91.0%
Related parties	11.9	9.0
	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	87.6%	89.2%
Depreciation, amortization, and depletion	3.0	2.5
Selling and distribution expenses	5.2	4.8
General and administrative expenses	1.5	1.5
Other (income) expense, net	0.2	(0.2)
	97.5%	97.8%

Income from operations	2.5%	2.2%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31
	2007	2006
	(millions)
Building Materials Distribution
Sales dollars	$608.7	$761.8

	(percentage of Building Materials Distribution sales)
Product Line Sales
Commodity	44%	49%
Engineered wood products	15	15
General line items	41	36

	(millions)
Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	3	4
I-joists (equivalent lineal feet)	47	59
Plywood (sq. ft.) (3/8” basis)	310	315
Lumber (board feet)	56	74
Particleboard (sq. ft.) (3/4” basis)	37	38

	(thousands of short tons, except corrugated containers)
Paper
Uncoated free sheet	380	393
Containerboard (medium)	32	33
Market pulp	23	35
	435	461

Packaging & Newsprint
Containerboard (linerboard)	65	76
Newsprint	107	101
Corrugated containers and sheets (mmsf)	1,634	1,504

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,749	$1,902
I-joists (1,000 equivalent lineal feet)	1,044	1,097
Plywood (1,000 sq. ft.) (3/8” basis)	244	278
Lumber (1,000 board feet)	448	509
Particleboard (1,000 sq. ft.) (3/4” basis)	321	272

	(dollars per short ton, except corrugated containers and sheets)
Paper
Uncoated free sheet	$846	$747
Containerboard (medium)	423	343
Market pulp	516	386

Packaging & Newsprint
Containerboard (linerboard)	$375	$318
Newsprint	524	529
Corrugated containers and sheets ($/msf)	51	47

Operating Results

Sales

For the three months ended March 31, 2007, total sales decreased $149.3 million, or 10%, to $1.3 billion from $1.5 billion during the three months ended March 31, 2006. The decrease was primarily driven by reduced sales prices and sales volumes in our Building Materials Distribution and Wood Products segments offset, in part, by increased sales prices in our Paper and Packaging & Newsprint segments.

Building Materials Distribution.  Sales decreased $153.1 million, or 20%, to $608.7 million for the three months ended March 31, 2007, from $761.8 million for the three months ended March 31, 2006. The reduction in sales was the result of lower sales volumes and sales prices, which were down 11% and 10%, respectively, as residential construction markets continued to be relatively weak.

Wood Products.  Sales decreased $58.7 million, or 19%, to $253.9 million for the three months ended March 31, 2007, from $312.6 million for the three months ended March 31, 2006. The decrease was driven by lower sales prices in all products except particleboard and lower sales volumes in all products. Sales volumes for LVL, I-joists, plywood, lumber and particleboard were down 23%, 20%, 2%, 24% and 1%, respectively.  Sales prices for LVL and I-joists were down 8% and 5%, and sales prices for plywood and lumber were both down 12%, while particleboard sales prices increased 18%. The price and volume decreases were primarily the result of continued weakness in residential construction markets.

Paper.  Sales increased $24.6 million, or 7%, to $395.0 million for the three months ended March 31, 2007, from $370.4 million for the three months ended March 31, 2006. Price increases were driven by continued firm demand coupled with stable production capacity. Commodity sales prices were up 17%, and specialty and premium sales prices increased 6%. Market pulp prices were up 34%; however, our pulp sales volumes declined 32%, due primarily to downtime taken at our St. Helens and Wallula mills.

Packaging & Newsprint.  Sales increased $15.2 million, or 8%, to $194.0 million for the three months ended March 31, 2007, from $178.8 million for the three months ended March 31, 2006. The increase was driven by increased corrugated container and sheet volumes and prices and increased linerboard prices, as demand continued to be strong and capacity remained stable. First quarter 2007 includes CTC sales for the entire period, while the comparable period in 2006 included CTC sales for only a portion of the quarter. These increases were offset, in part, by lower newsprint prices, as demand continued to decline and capacity remained stable, resulting in reduced prices.

Costs and Expenses

Materials, labor, and other operating expenses decreased $153.9 million, or 12%, to $1.2 billion for the three months ended March 31, 2007, compared with $1.3 billion during the same period in the prior year. The decrease was driven by lower prices for materials purchased by our Building Materials Distribution segment for resale, lower chemical and energy costs in our Packaging & Newsprint segment, and lower fiber costs in Wood Products. Offsetting these decreases were higher fiber and chemical costs in our Paper segment and higher fiber costs in Packaging & Newsprint.

Depreciation, amortization, and depletion expenses increased $3.7 million, or 10%, to $40.4 million for the three months ended March 31, 2007, compared with $36.7 million for the same period in the prior year. As a percentage of sales, these costs increased to 3.0% in 2007 from 2.5% in 2006. The increase was primarily the result of our reviewing the estimated useful lives of some of our depreciable assets and determining that some of our assets would be used for a shorter period of time than the depreciable lives previously assigned to them. As a result, we revised our depreciation estimates to reflect the remaining expected use of the assets.

Selling and distribution expenses decreased $2.7 million, or 4%, to $68.4 million for the three months ended March 31, 2007, compared with $71.1 million for the same period in the prior year. First quarter 2006 included a $2.3 million write-off of bad debt related to the bankruptcy of a customer.

General and administrative expenses decreased $1.9 million, or 9%, to $19.5 million for the three months ended March 31, 2007, compared with $21.4 million for the same period in the prior year.

Relative to the three months ended March 31, 2006, the decrease related primarily to lower payroll and benefit costs and training expenditures, offset in part by higher lease costs.

Other (income) expense, net, was $2.5 million of expense for the three months ended March 31, 2007, compared with $2.1 million of income for the same period in the prior year. Other (income) expense, net, for the three months ended March 31, 2007, primarily included $1.3 million of expense related to the closure of our converting facility in Salem, Oregon (which we expect to close by the end of third quarter 2007) and $1.0 million of expense related to the net loss on sales of assets. For the three months ended March 31, 2006, other (income) expense, net, primarily included $3.7 million of income for changes in our retiree healthcare programs, partially offset by $1.6 million of expense for the loss on the sale of our headquarters building.

Income (Loss) From Operations

Income from operations increased $0.9 million, or 3%, to $33.3 million for the three months ended March 31, 2007, from $32.4 million in the same period a year ago. The increase was primarily the result of higher income in our Paper and Packaging & Newsprint segments offset, in part, by lower income in Building Materials Distribution and Wood Products.

Building Materials Distribution.  Segment income decreased $8.1 million, or 44%, to $10.5 million for the three months ended March 31, 2007, from $18.6 million for the three months ended March 31, 2006. The decrease was driven by lower commodity and EWP prices and lower overall sales volumes, reflecting softer residential construction markets. These decreases were offset, in part, by lower prices for materials purchased and lower operating costs.

Wood Products.  Segment income decreased $15.1 million, or 80%, to $3.7 million for the three months ended March 31, 2007, compared with $18.8 million for the three months ended March 31, 2006. The decrease was driven by lower sales prices and volumes of EWP and lower lumber and plywood prices coupled with higher conversion costs, partially offset by higher particleboard prices and lower wood fiber costs.

Paper.  Segment income increased $17.2 million to $18.0 million for the three months ended March 31, 2007, compared with $0.8 million of income for the three months ended March 31, 2006. The increase was driven primarily by improved prices that were partially offset by higher fiber, chemical, and energy costs.

Packaging & Newsprint.  Segment income increased $7.2 million to $8.1 million for the three months ended March 31, 2007, compared with $0.9 million for the three months ended March 31, 2006. The increase was driven by improved pricing in the packaging business (linerboard and corrugated containers and sheets) and increased container and sheet sales volumes and lower energy and chemical costs offset, in part, by lower linerboard sales volumes, higher fiber costs, and lower newsprint prices.

Other

Interest expense.  For the three months ended March 31, 2007, interest expense was $22.3 million, compared with $30.2 million in the same period a year ago. The decrease in interest expense is primarily attributable to a $460.4 million decrease in long-term debt. At March 31, 2007, our long-term debt was $1.3 billion, compared with $1.7 billion in the prior year. The decrease in long-term debt is primarily attributable to repaying the note payable to a related entity, Boise Land & Timber Corp., paying down the Tranche D term loan, and borrowings secured by receivables. For more information, see “Financing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax provision.  Income tax expense was $1.2 million for the three months ended March 31, 2007 and 2006.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories, compensation, fiber, energy, and interest. For the three months ended March 31, 2007 and 2006, our operating activities provided $10.8 million and $11.3 million of cash. Relative to 2006, the decrease in cash provided by operations relates primarily to changes in working capital. Unfavorable changes in working capital used $53.3 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. In first quarter 2007, the increase in working capital was primarily attributable to higher receivables in Building Materials Distribution and, to a lesser extent, increased inventory levels in that segment. These increases were partially offset by higher overall accounts payable and accrued liabilities. Higher receivables in Building Materials Distribution reflect increased sales of approximately 34%, comparing March 2007 sales with December 2006 sales. The increase in inventories primarily reflects seasonal inventory changes. Partially offsetting the unfavorable change in working capital was higher net income reported during the three months ended March 31, 2007. As discussed under “Operating Results” above, the first quarter 2007 increase in income was primarily the result of higher segment income in our Paper and Packaging & Newsprint segments, which was driven primarily by favorable uncoated free sheet prices in our Paper segment and favorable linerboard, corrugated container, and corrugated sheet prices, in our Packaging & Newsprint segment.

For the three months ended March 31, 2006, our operating activities provided $11.3 million of cash. In 2006, items included in net income provided $52.6 million of cash. Unfavorable changes in working capital and other items used $41.3 million of cash from operations. The 2006 increase in working capital was primarily attributable to higher receivables in Building Materials Distribution and, to a lesser extent, increased company inventory levels. These increases were partially offset by higher overall accounts payable and accrued liabilities. Higher receivables in Building Materials Distribution reflected increased sales when comparing March 2006 sales with December 2005 sales.

Investment Activities

Cash investing activities used $43.7 million for the three months ended March 31, 2007, compared with $53.2 million during the same period in 2006. In 2007, investing activities were primarily for purchases of property, plant, and equipment, which used $47.2 million of cash. Approximately $17 million of these expenditures relate to the reconfiguration of the paper machine at our pulp and paper mill in Wallula, Washington, to produce both pressure sensitive paper and commodity uncoated free sheet. We estimate spending approximately $75 million to $80 million in total for the project. As of March 31, 2007, spending on this project totaled $51 million. We expect to incur the remainder during the balance of 2007.

In 2006, investing activities included $42.6 million of cash paid for the purchase of CTC’s assets in Waco, Texas, partially offset by $27.2 million of proceeds from the sale of our headquarters building in Boise, Idaho. In connection with the sale, we leased back approximately 65% of the building over a staggered lease term of ten to 12 years. Purchases of property, plant, and equipment also used $36.5 million during first quarter 2006. Capital expenditures for property and equipment consisted primarily of expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

We expect capital investments in 2007 to total approximately $195 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2007 will be for expansion (such as the Wallula, Washington, project described above), business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. During 2006, we spent $9 million on environmental compliance. We expect to spend approximately $7 million in 2007 for this purpose.

Financing Activities

Cash provided by financing activities was $53.9 million for the three months ended March 31, 2007, compared with $92.1 million for the same period in 2006. In 2007, the cash provided was primarily the result of a net $60.0 million of borrowings under our accounts receivable securitization program, which was partially offset by $2.8 million of cash tax distributions to our equity holders and the repayment of $3.2 million of short-term borrowings. In 2006, the $92.1 million of cash provided by financing activities included a $120.0 million increase in our borrowings under our accounts receivable securitization program, partially offset by a $27.6 million prepayment on our Tranche D term loan, which was primarily paid with the proceeds from the sale of our headquarters building.

At March 31, 2007, and December 31, 2006, our short- and long-term debt and the interest rates on that debt were as follows:

	March 31, 2007			December 31, 2006
	Amount	Interest Rate Without Swaps	Interest Rate With Swaps	Amount	Interest Rate Without Swaps	Interest Rate With Swaps
	(millions)			(millions)

Revolving credit facility, due 2010	$—	N/A	N/A	$—	N/A	N/A
Tranche D term loan, due 2011	538.9	6.8%	6.6%	538.9	7.1%	6.8%
Senior unsecured floating-rate notes, due 2012	250.0	8.2%	7.6%	250.0	8.2%	7.6%
7.125% senior subordinated notes, due 2014	400.0	7.1%	N/A	400.0	7.1%	N/A
Borrowings secured by receivables	85.0	5.3%	N/A	25.0	5.6%	N/A
Long-term debt	1,273.9	7.1%	6.9%	1,213.9	7.3%	7.1%
Short-term borrowings	—	N/A	N/A	3.2	6.0%	N/A
Total debt	$1,273.9			$1,217.1

Senior Secured Credit Facilities

At March 31, 2007, and December 31, 2006, Boise Cascade, L.L.C. (Boise LLC) and affiliates had a $475.0 million senior secured revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). These borrowings represented our senior secured credit facilities (the Facilities).

At March 31, 2007, and December 31, 2006, our revolving credit facility agreement permitted us to borrow up to $475.0 million for general corporate purposes. At March 31, 2007, we had no borrowings outstanding under our revolving credit facility; however, $42.7 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $432.3 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the three months ended March 31, 2007, and the year ended December 31, 2006, the average interest rate for our borrowings under the revolver was 6.0%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $1.5 million during the three months ended March 31, 2007, and zero and $30.0 million during the year ended December 31, 2006. The weighted average amounts of borrowings outstanding under the revolver during the three months ended March 31, 2007 and 2006, were $0.1 million and $2.3 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At March 31, 2007, and December 31, 2006, we had $538.9 million outstanding under the Tranche D term loan, and our borrowing rates were 6.8% and 7.1%. Borrowings under the Tranche D term loan are based on (i) the higher of the prime rate plus 0.50% or the federal funds effective rate plus 1.00% or (ii) LIBOR plus 1.50%. As a result of a $200.0 million prepayment in October 2005, we are not required to make scheduled principal payments on the Tranche D term loan until 2011, at which time the principal balance is due.

Borrowings under the Facilities are subject to financial covenants and restrictions, including a minimum interest expense coverage ratio, maximum leverage ratio, and limitations on capital expenditures. At March 31, 2007 and 2006, we were in compliance with these covenants.

Senior Notes

In October 2004, Boise LLC issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At March 31, 2007, and December 31, 2006, our borrowing rate for the $250.0 million senior unsecured floating-rate notes was 8.2%.

Amendment and Restatement

On May 3, 2007, we amended and restated our Facilities. The major changes resulting from the amendment and restatement were as follows:

•                  We reduced the size of our revolving credit facility from $475 million to $450 million. The maturity of the revolving credit facility did not change as a result of the amendment and restatement.

•                  We borrowed $525 million under a new Tranche E term loan (which matures in April 2014) and used the proceeds to repay the Tranche D term loan in full. We are required to make scheduled principal payments on the Tranche E term loan in the amount of $3.9 million in 2007, $5.3 million in each of 2008 through 2012, $248.7 million in 2013 and $246.1 million in 2014. Tranche E borrowings under the amended and restated credit facility may be priced at either (i) the higher of the prime rate plus 50 basis points or the federal funds effective rate plus 100 basis points, or (ii) the LIBOR plus 150 basis points.

•                  We obtained $200 million of commitments for a delayed-draw term loan that we plan to use to refinance the majority of our existing $250 million senior floating rate notes due 2012 when they become callable at par on October 15, 2007. The delayed-draw term loan has a commitment fee of 150 basis points per annum until drawn. Once drawn, the pricing is the same as for the Tranche E term loan. We are required to make scheduled principal payments on the delayed-draw term loan in the amount of $0.5 million in 2007, $2.0 million in each of 2008 through 2012, $95.3 million in 2013 and $94.2 million in 2014.

•                  We revised our covenants to give us additional flexibility to make acquisitions, incur future indebtedness, complete asset sales, make capital expenditures, make distributions to our investors or repay debt other than our senior secured debt. Under the amended and restated credit agreement, we remain subject to maintenance of a maximum leverage ratio and a minimum interest coverage ratio; however, these financial maintenance covenants are only applicable to the $450 million revolving credit portion of the agreement and function as debt incurrence covenants with respect to the remainder of the facility.

Borrowings Secured by Receivables

In October 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At March 31, 2007, and December 31, 2006, we had $85.0 million and $25.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At March 31, 2007, and December 31, 2006, the interest rates for borrowings secured by receivables were 5.3% and 5.6%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and, at March 31, 2007, could not exceed $238.2 million. The accounts receivable securitization program contains the same financial covenants as our senior secured credit facilities.

Other

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us effective interest rates on all of our long-term variable-rate debt of 6.7% and 7.0% at March 31, 2007, and December 31, 2006, respectively. For additional information on our interest rate swaps, see Note 13, Financial Instruments, in “Item 1.  Consolidated Financial Statements” of this Form 10-Q.

We paid approximately $85.9 million of fees and expenses associated with our senior secured credit facilities, our senior unsecured floating-rate notes, and our senior subordinated notes, which we entered into in October 2004. The fees are being amortized over the terms of the loans, which range from six to ten years. At March 31, 2007, and December 31, 2006, we had $29.9 million and $31.5 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets.

At March 31, 2007, and December 31, 2006, our average effective interest rates, including the effect of our interest rate swaps, on all of our long-term debt were 6.9% and 7.1%.

For both the three months ended March 31, 2007 and 2006, cash payments for interest, net of interest capitalized, were $15.8 million.

For additional information on our interest rate swaps, see Note 13, Financial Instruments, in “Item 1.  Consolidated Financial Statements” of this Form 10-Q.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K. At March 31, 2007, there have been no material changes to our contractual obligations outside the normal course of business.

Off-Balance-Sheet Activities

At March 31, 2007, and December 31, 2006, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 19, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. There have been no material changes to the guarantees disclosed in our 2006 Annual Report on Form 10-K.

Environmental

For information on environmental issues, see Environmental in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K.

Recently Adopted Accounting Standards

In January 2007, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities and began expensing the costs of periodic major overhauls and maintenance of plant and equipment as incurred. Prior to the adoption of this FSP, we charged planned shutdown maintenance costs in our Paper and Packaging & Newsprint segments to income (loss) ratably over the year. We recast our 2006 interim financial information included in this Form 10-Q using the direct expense method. As a result of adopting this FSP, we reduced “Materials, labor, and other operating expenses” $1.9 million and increased “Net income” by the same amount for the three months ended March 31, 2006. Of the $1.9 million adjustment, we recorded $3.4 million of income in our Paper segment and a $1.5 million loss in our Packaging & Newsprint segment. The FSP increases the volatility of earnings in the period a planned shutdown occurs, but it has no impact on our annual results of operations.

In January 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions. Because the majority of our businesses and assets are held and operated by limited liability companies and the income taxes of these operations are payable by our equity holders, it did not have a material impact on our financial position or results of operations. For more information, see Note 7, Income Taxes. Events could arise in the future that would cause the adoption of this interpretation to have a material impact on our financial statements. For example, if our tax status were to change in the future, we would have to reevaluate the impact of FIN No. 48 on our financial position and results of operations at that time.

In December 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R), which required us to recognize the funded status of our pension and other postretirement benefit plans on our 2006 Consolidated Balance Sheet. It also required us to recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of other comprehensive income, net of tax, in our Consolidated Statement of Capital. In connection with adopting SFAS No. 158, we reduced our liabilities $38.1 million and increased capital by about the same amount. Retrospective application was not permitted. For more information, see Note 15, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of our 2006 Annual Report on Form 10-K.

In December 2006, we adopted Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 did not have a material impact on our financial position or results of operations.

In February 2006, we adopted FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FAS 123(R)-4 requires companies to assess the probability that a contingent cash settlement event will occur when it determines the classification of options or other similar instruments issued as part of employee compensation arrangements. Because redemption by Forest Products Holdings, our equity sponsor, and the expected parallel redemptions of the Series B and Series C equity units granted to our employees under the Management Equity Agreement are a contingent event outside employees’ control and not currently deemed probable of occurring, we account for the units using equity plan accounting in accordance with FAS 123(R)-4.

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

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income,” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At March 31, 2007, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $6.3 million less than the amount reported on our Consolidated Balance Sheet.

At March 31, 2007, we had six interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. The swaps effectively hedge $500 million of our variable-rate debt exposure through 2009 and $250 million of exposure during 2010. Assuming no changes in interest rates, we expect to reclassify $6.3 million of amounts recorded in “Accumulated other comprehensive income” as a decrease in interest expense during the remainder of 2007. At March 31, 2007, there was no ineffectiveness related to these hedges.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of March 31, 2007, we had entered into derivative instruments related to approximately 10% of our forecasted natural gas purchases from July 2007 through October 2007.

Foreign Currency Risk

At March 31, 2007, we had no material fair value of foreign currency hedges.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level. Furthermore, the company’s management noted that as a result of their evaluation of changes in internal control over financial reporting, they identified no changes during the first quarter of 2007 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the Overview of Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A.  Risk Factors” of our 2006 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors for the three months ended March 31, 2007, from those listed in our 2006 Annual Report on Form 10-K.

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Samuel K. Cotterell
Samuel K. Cotterell Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  May 9, 2007

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007

Number	Description
10.1	2007 Annual Incentive Award Notifications With Respect to Boise Incentive and Performance Plan

10.2

Amendment and Restatement Agreement dated as of May 3, 2007, between Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent; including form of Third Amended and Restated Credit Agreement dated as of May 3, 2007, between Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002