Form 10-Q
period 2007-06-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2007-08-14
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer  ☐                             Accelerated filer  ☐                          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The registrant, a limited liability company, has no voting or nonvoting equity held by nonaffiliates and no common stock outstanding. Equity units issued and outstanding on July 31, 2007, were as follows:

Series	Units Outstanding as of July 31, 2007

Series A Common Units	66,000,000
Series B Common Units	547,352,490
Series C Common Units	39,527,950

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

PART 1—FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30
	2007	2006

	(thousands)

Sales
Trade	$1,288,921	$1,415,784
Related parties	159,477	144,005
	1,448,398	1,559,789

Costs and expenses
Materials, labor, and other operating expenses	1,270,294	1,362,517
Depreciation, amortization, and depletion	40,722	38,459
Selling and distribution expenses	73,620	71,607
General and administrative expenses	20,210	26,158
Other (income) expense, net	(5,091)	3,233
	1,399,755	1,501,974

Income from operations	48,643	57,815

Foreign exchange gain	2,020	1,360
Change in fair value of interest rate swaps	5,395	—
Interest expense	(24,352)	(28,610)
Interest income	642	934
	(16,295)	(26,316)

Income before income taxes	32,348	31,499
Income tax provision	(3,450)	(305)
Net income	$28,898	$31,194

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income
(unaudited)

	Six Months Ended June 30
	2007	2006

	(thousands)

Sales
Trade	$2,452,094	$2,753,282
Related parties	317,272	276,770
	2,769,366	3,030,052

Costs and expenses
Materials, labor, and other operating expenses	2,427,193	2,673,329
Depreciation, amortization, and depletion	81,082	75,116
Selling and distribution expenses	142,028	142,684
General and administrative expenses	39,705	47,620
Other (income) expense, net	(2,545)	1,108
	2,687,463	2,939,857

Income from operations	81,903	90,195

Foreign exchange gain	2,262	1,739
Change in fair value of interest rate swaps	5,395	—
Interest expense	(46,695)	(58,786)
Interest income	1,243	1,538
	(37,795)	(55,509)

Income before income taxes	44,108	34,686
Income tax provision	(4,673)	(1,523)
Net income	$39,435	$33,163

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2007	2006

	(thousands)

ASSETS

Current
Cash and cash equivalents	$74,837	$45,169
Receivables
Trade, less allowances of $1,525 and $1,734	397,196	327,138
Related parties	47,376	37,986
Other	12,522	19,027
Inventories	638,029	640,826
Other	17,540	13,027
	1,187,500	1,083,173

Property
Property and equipment, net	1,472,888	1,462,315
Fiber farms and deposits	42,509	40,492
	1,515,397	1,502,807

Deferred financing costs	29,195	31,474
Goodwill	21,846	21,846
Intangible assets, net	35,168	37,507
Other assets	26,497	28,390
Total assets	$2,815,603	$2,705,197

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Balance Sheets (continued)
(unaudited)

	June 30,	December 31,
	2007	2006

	(thousands)

LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$3,200
Current portion of long-term debt	5,250	—
Accounts payable	386,310	341,201
Accrued liabilities
Compensation and benefits	82,901	93,287
Interest payable	11,785	11,847
Other	45,578	54,600
	531,824	504,135

Debt
Long-term debt, less current portion	1,238,438	1,213,900

Other
Compensation and benefits	126,344	111,676
Other long-term liabilities	38,465	36,642
	164,809	148,318

Redeemable equity units
Series B equity units — 16,995,889 and 17,107,889 units outstanding	17,365	17,477
Series C equity units — 39,527,950 and 39,576,540 units outstanding	7,984	6,434
	25,349	23,911

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000,000 and 66,000,000 units authorized and outstanding	75,421	78,290
Series B equity units — no par value; 550,000,000 and 550,000,000 units authorized; 530,356,601 and 530,356,601 units outstanding	765,681	724,988
Series C equity units — no par value; 44,000,000 and 44,000,000 units authorized	14,081	11,655
Total capital	855,183	814,933

Total liabilities and capital	$2,815,603	$2,705,197

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2007	2006

	(thousands)

Cash provided by (used for) operations
Net income	$39,435	$33,163
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	82,260	77,567
Related-party interest expense	—	8,922
Deferred income taxes	1,913	—
Pension and other postretirement benefit expense	12,538	13,977
Gain on changes in retiree healthcare programs	(4,367)	(3,741)
Change in fair value of interest rate swaps	(5,395)	—
Management equity units expense	1,550	1,965
Other	(2,319)	(90)
Decrease (increase) in working capital, net of acquisitions
Receivables	(73,658)	(69,188)
Inventories	(365)	(18,820)
Prepaid expenses	(1,456)	(2,465)
Accounts payable and accrued liabilities	22,336	36,498
Pension and other postretirement benefit payments	(524)	(463)
Current and deferred income taxes	1,712	4,263
Other	3,959	1,484
Cash provided by operations	77,619	83,072

Cash provided by (used for) investment
Expenditures for property and equipment	(89,913)	(71,344)
Acquisitions of businesses and facilities	—	(42,549)
Sales of assets	16,903	27,744
Other	1,291	1,737
Cash used for investment	(71,719)	(84,412)

Cash provided by (used for) financing
Issuances of long-term debt	705,000	238,300
Payments of long-term debt	(675,212)	(259,100)
Short-term borrowings	(3,200)	—
Note payable to related party, net	—	(1,139)
Proceeds from changes to interest rate swaps	2,848	25,620
Tax distributions to members	(2,753)	(10,725)
Other	(2,915)	132
Cash provided by (used for) financing	23,768	(6,912)

Increase (decrease) in cash and cash equivalents	29,668	(8,252)

Balance at beginning of the period	45,169	88,171

Balance at end of the period	$74,837	$79,919

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Capital
(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital

	(thousands)

Balance at December 31, 2005	66,000	$39,885	530,357	$417,601	—	$7,535	$465,021

Net income (a)	—	—	—	71,571	—	—	71,571
Other comprehensive income, net of tax (a) (b)
Cash flow hedges	—	—	—	(10,327)	—	—	(10,327)
Minimum pension liability adjustment	—	—	—	58	—	—	58
Unfunded accumulated benefit obligation	—	—	—	37,263	—	—	37,263
Capital contributions from members	—	34,773	—	237,709	—	—	272,482
Paid-in-kind dividend	—	3,632	—	(3,632)	—	—	—
Tax distributions to members	—	—	—	(22,022)	—	—	(22,022)
Allocation of profit interest to Series C equity units	—	—	—	(4,120)	—	4,120	—
Other	—	—	—	887	—	—	887
Balance at December 31, 2006 (c)	66,000	78,290	530,357	724,988	—	11,655	814,933

Net income (a)	—	—	—	39,435	—	—	39,435
Other comprehensive income, net of tax (a) (b)
Cash flow hedges	—	—	—	6,946	—	—	6,946
Unfunded accumulated benefit obligation	—	—	—	(5,991)	—	—	(5,991)
Paid-in-kind dividend	—	2,728	—	(2,728)	—	—	—
Tax distributions to members	—	(5,597)	—	5,597	—	—	—
Allocation of profit interest to Series C equity units	—	—	—	(2,426)	—	2,426	—
Other	—	—	—	(140)	—	—	(140)
Balance at June 30, 2007 (c)	66,000	$75,421	530,357	$765,681	—	$14,081	$855,183

(a)             Total comprehensive income for the three and six months ended June 30, 2007, was $23.9 million and $40.4 million, compared with $24.7 million and $32.7 million for the three and six months ended June 30, 2006.

(b)            Total other comprehensive income for the three and six months ended June 30, 2007, was $(5.0) million and $1.0 million, compared with $(8.8) million and $(0.8) million for the three and six months ended June 30, 2006.

(c)             Accumulated other comprehensive income at June 30, 2007, and December 31, 2006, was $41.4 million and $40.5 million, respectively.

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

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. Net income for the three and six months ended June 30, 2007 and 2006, involved estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year.

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation. For more information, see the discussion of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, adopted in January 2007, in Note 15, Recently Adopted Accounting Standards.

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

As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Under the Additional Consideration Agreement, we could pay to OfficeMax, or OfficeMax could pay to us, a maximum aggregate amount of $125.0 million, in each case net of payments received. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. Based on the actual market price for the benchmark grade of cut-size office paper through June 2007, and if June prices hold for the remaining portion of the anniversary period, we would owe OfficeMax approximately $33 million upon completion of the third anniversary period under the Additional Consideration Agreement. Any payments made or received pursuant to the Additional Consideration Agreement will be treated as adjustments to the purchase price and, therefore, will not be reported in our Consolidated Statement of Income but will be included in consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) for purposes of certain covenants under our debt agreements. For more information about the Additional Consideration Agreement, see “Item 13.  Certain Relationships and Related Transactions, and Director Independence” of our 2006 Annual Report on Form 10-K.

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

At June 30, 2007, we had approximately $0.2 million of restructuring reserves related to severance costs recorded in “Accrued liabilities, Compensation and benefits” on our Consolidated Balance Sheet. The severance costs related to approximately 350 terminated employees. The remaining reserve relates to severance payments that will be paid by the end of 2007. Of the $0.2 million remaining restructuring reserve, $0.1 million is recorded in our Paper segment, and $0.1 million is in Corporate and Other. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total

	(thousands)

2004 restructuring reserve	$13,768	$501	$14,269
Charges against reserve	(1,012)	(1)	(1,013)
Restructuring reserve at December 31, 2004	12,756	500	13,256

Additions to restructuring reserve	6,913	221	7,134
Charges against reserve	(16,162)	(593)	(16,755)
Restructuring reserve at December 31, 2005	3,507	128	3,635

Charges against reserve	(2,894)	(128)	(3,022)
Restructuring reserve at December 31, 2006	613	—	613

Charges against reserve	(414)	—	(414)
Restructuring reserve at June 30, 2007	$199	$—	$199

3.             Transactions With Related Parties

Sales

During each of the periods presented, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the three months ended June 30, 2007 and 2006, sales to OfficeMax were $159.5 million and $144.0 million, respectively. Sales to OfficeMax were $317.3 million and $276.8 million for the six months ended June 30, 2007 and 2006, respectively. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income.

Debt and Interest

In November 2006, we repaid a related-party note payable to Boise Land & Timber Corp. in full. For the three and six months ended June 30, 2006, interest expense in our Consolidated Statements of Income included $3.5 million and $8.9 million, respectively, of related-party interest expense.

Equity Distributions

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of Boise and affiliates to pay income taxes. During the six months ended June 30, 2007, we made no cash distributions to Forest Products Holdings (FPH), our majority owner, or management investors; however, we made $2.8 million of cash distributions to OfficeMax to fund its tax obligations related to its investment in us.

During the six months ended June 30, 2006, we made $10.5 million of cash distributions to FPH, which in turn paid $9.4 million to Madison Dearborn Partners (MDP), our equity sponsor, and $1.1 million to management investors. During this period we also made $0.2 million of cash distributions to OfficeMax to fund its tax obligations related to its investment in us.

4.             Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2007, and December 31, 2006, we had $2.7 million and $4.3 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. The rebates are recorded as a decrease in sales. At June 30, 2007, and December 31, 2006, we had $17.1 million and $23.9 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

5.             Other (Income) Expense, Net

Other (income) expense, net includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

	(thousands)

Changes in retiree healthcare programs	$(4,367)	$—	$(4,367)	$(3,741)
Sales of assets, net	(1,700)	822	(701)	2,408
Project costs	10	2,135	249	2,135
Other, net (a)	966	276	2,274	306
	$(5,091)	$3,233	$(2,545)	$1,108

(a)                                  The three and six months ended June 30, 2007, included $0.7 million and $2.0 million of expense related to the closure of our paper converting facility in Salem, Oregon, which we expect to close by the end of third quarter 2007.

6.             Leases

We lease our headquarters building and a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $6.3 million and $6.2 million for the three months ended June 30, 2007 and 2006, and $12.6 million and $11.2 million for the six months ended June 30, 2007 and 2006, respectively. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $10.4 million for the remainder of 2007, $19.7 million in 2008, $18.2 million in 2009, $16.7 million in 2010, $13.6 million in 2011, and $11.9 million in 2012, with total payments thereafter of $51.1 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

In second quarter 2007, we sold our newly constructed building materials distribution center in Milton, Florida, for $10.1 million, net of related fees and expenses. The proceeds were used to make debt repayments. In connection with the sale, we leased back the facility over a 15-year lease term. The lease is accounted for as an operating lease. The minimum lease payment requirements related to the transaction are included in the minimum lease payments disclosed above.

In first quarter 2006, we sold our headquarters building in Boise, Idaho, for $27.2 million, net of related fees and expenses, and recognized a $1.7 million loss recorded in “Other (income) expense, net” in our Consolidated Statement of Income. The proceeds were used to pay down our Tranche D term loan. In connection with the sale, we leased back approximately 65% of the building over a staggered lease term of ten to 12 years. The lease is accounted for as an operating lease. The minimum lease payment requirements related to the transaction are included in the minimum lease payments disclosed above.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately seven years, with fixed payment terms similar to those in the original lease agreements.

7.             Income Taxes

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes in respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of Boise and affiliates to pay these taxes. For the three months ended June 30, 2007 and 2006, we made zero and $10.7 million of cash distributions, respectively, to permit our equity holders to pay these taxes and $2.8 million and $10.7 million for the six months ended June 30, 2007 and 2006, respectively. Both our senior credit facilities and the indenture governing our notes permit these distributions.

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

During the three months ended June 30, 2007 and 2006, our effective tax rates for our separate subsidiaries that are taxed as corporations were 34.4% and 40.9%. Our effective tax rates were 34.7% and 41.8% for the six months ended June 30, 2007 and 2006. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

For the three and six months ended June 30, 2006, we received $0.3 million and $6.0 million of federal and state income tax refunds as a result of rescinding our C corporation status in fourth quarter 2005 and paid $2.0 million and $3.3 million of taxes, net of other refunds received. During the three and six months ended June 30, 2007, we paid $1.1 million and $1.3 million of taxes, net of refunds received. At both June 30, 2007, and December 31, 2006, we had $0.4 million of deferred tax liabilities related to our taxable subsidiaries recorded on our Consolidated Balance Sheets.

In January 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, and it did not have a significant impact on our financial position or results of operations. On January 1, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. We recognize interest and penalties on unrecognized tax benefits in “Income tax provision” in the Consolidated Statements of Income. For the three and six months ended June 30, 2007 and 2006, and the year ended December 31, 2006, we recognized an insignificant amount of interest and penalties in our Consolidated Statements of Income and on our Consolidated Balance Sheets.

8.             Receivables

We have a large, diversified customer base. A large portion of our office papers sales volume is sold to OfficeMax. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. Sales to OfficeMax and Abitibi-Consolidated represent concentrations in the volumes of business transacted and concentrations of credit risk. At June 30, 2007, we had $46.7 million and $27.7 million of accounts receivable due from OfficeMax and Abitibi, respectively, and at December 31, 2006, we had $37.2 million and $30.1 million.

A large portion of our receivables are used to secure our borrowings under the accounts receivable securitization program described in Note 13, Debt.

9.             Inventories

Inventories include the following:

	June 30, 2007	December 31, 2006

	(thousands)

Finished goods and work in process	$427,605	$420,620
Logs	33,281	54,326
Other raw materials and supplies	177,143	165,880
	$638,029	$640,826

10.          Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2007	December 31, 2006

	(thousands)

Land and land improvements	$73,151	$72,539
Buildings and improvements	238,580	231,423
Machinery and equipment	1,378,758	1,338,894
Construction in progress	131,096	100,370
	1,821,585	1,743,226
Less accumulated depreciation	(348,697)	(280,911)
	$1,472,888	$1,462,315

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

Changes in the carrying amount of our goodwill by segment are as follows:

	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total

	(thousands)

Balance at December 31, 2005	$5,593	$6,577	$1,341	$1,590	$—	$15,101

Goodwill acquired during 2006 (a)	—	—	—	7,046	—	7,046
Purchase price adjustments during 2006	—	—	—	(301)	—	(301)
Balance at December 31, 2006, and June 30, 2007	$5,593	$6,577	$1,341	$8,335	$—	$21,846

(a)                                  On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses. In connection with the acquisition, we recorded a net $6.7 million of goodwill.

Intangible assets represent the values assigned to trade names and trademarks, customer relationships, noncompete agreements, and technology. The Central Texas Corrugated trade name is amortized over five years. The trade names and trademark assets acquired in the Forest Products Acquisition have an indefinite life and are not amortized. Customer relationships are amortized over five to ten years, noncompete agreements are amortized over approximately two years, and technology is amortized over three to five years. Intangible assets consisted of the following:

	Six Months Ended June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(thousands)

Trade names and trademarks	$24,700	$(536)	$24,164
Customer relationships	13,400	(5,270)	8,130
Noncompete agreements	1,200	(511)	689
Technology	5,043	(2,858)	2,185
	$44,343	$(9,175)	$35,168

	Year Ended December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(thousands)

Trade names and trademarks	$24,700	$(346)	$24,354
Customer relationships	13,400	(3,887)	9,513
Noncompete agreements	1,200	(281)	919
Technology	5,043	(2,322)	2,721
	$44,343	$(6,836)	$37,507

Intangible asset amortization expense was $1.2 million and $2.3 million for the three and six months ended June 30, 2007, and $1.1 million and $1.9 million for the same periods in 2006. The estimated amortization expense is $2.8 million for the remainder of 2007, $3.8 million, $3.1 million, $1.1 million, $0.5 million, and $0.4 million in 2008, 2009, 2010, 2011, and 2012, respectively.

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

At June 30, 2007, and December 31, 2006, we had $12.0 million and $11.5 million of asset retirement obligations recorded in “Other, Other long-term liabilities” on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure and closed-site monitoring costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the six months ended June 30, 2007, and the year ended December 31, 2006:

	June 30, 2007	December 31, 2006

	(thousands)

Asset retirement obligation at beginning of period	$11,544	$11,484
Liabilities incurred	—	1,633
Accretion expense	467	1,020
Payments	—	(53)
Revisions in estimated cash flows	—	(2,540)
Asset retirement obligation at end of period	$12,011	$11,544

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

13.          Debt

At June 30, 2007, and December 31, 2006, our short- and long-term debt and the interest rates on that debt were as follows:

	June 30, 2007			December 31, 2006
	Amount	Interest Rate Without Swaps	Interest Rate With Swaps	Amount	Interest Rate Without Swaps	Interest Rate With Swaps

	(thousands)			(thousands)

Revolving credit facility, due 2010	$—	N/A	N/A	$—	N/A	N/A
Tranche D term loan, due 2011	—	N/A	N/A	538,900	7.1%	6.8%
Tranche E term loan, due 2014	523,688	6.9%	6.6%	—	N/A	N/A
Senior unsecured floating-rate notes, due 2012	250,000	8.2%	7.6%	250,000	8.2%	7.6%
7.125% senior subordinated notes, due 2014	400,000	7.1%	N/A	400,000	7.1%	N/A
Borrowings secured by receivables	70,000	5.3%	N/A	25,000	5.6%	N/A
Current portion of long-term debt	(5,250)	6.9%	6.6%	—	N/A	N/A
Long-term debt, less current portion	1,238,438	7.1%	6.9%	1,213,900	7.3%	7.1%
Short-term borrowings	—	N/A	N/A	3,200	6.0%	N/A
Current portion of long-term debt	5,250	6.9%	6.6%	—	N/A	N/A
Total debt	$1,243,688			$1,217,100

Amended and Restated Facilities

On May 3, 2007, we amended and restated our senior secured credit facilities (the Facilities), which consisted of a $475.0 million revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). Our amended and restated Facilities consist of a $450.0 million revolving credit facility (due in 2010) and a $525.0 million Tranche E term loan (due in 2014). In connection with our amendment and restatement, we repaid all amounts outstanding under our Tranche D term loan. We also obtained $200 million of commitments for a delayed-draw term loan (due in 2014) that, absent unforeseen market or business conditions, we plan to use to redeem the majority of our existing senior unsecured floating-rate notes (due in 2012) when they become callable at par in October 2007.

Our amended revolving credit facility agreement permits us to borrow up to $450.0 million for general corporate purposes. At June 30, 2007, we had no borrowings outstanding under our revolving credit facility; however, $35.5 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $414.5 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the six months ended June 30, 2007, and the year ended December 31, 2006, the average interest rate for our borrowings under the revolver was 6.0%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $10.5 million during the six months ended June 30, 2007, and zero and $30.0 million during the year ended December 31, 2006. The weighted average amounts of borrowings outstanding under the revolver during the six months ended June 30, 2007 and 2006, were $0.1 million and $1.5 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At June 30, 2007, $523.7 million was outstanding under the Tranche E term loan amended and restated credit facility (including $5.3 million of current portion), and our borrowing rate was 6.9%. Borrowings under the Tranche E term loan are based on (i) the higher of the prime rate plus 0.50% or the federal funds effective rate plus 1.00% or (ii) LIBOR plus 1.50%. We are required to make scheduled principal payments on the Tranche E term loan in the amount of $2.6 million during the remainder of 2007, $5.3 million in each of 2008 through 2012, $248.7 million in 2013, and $245.9 million in 2014.

Borrowings under the Facilities are subject to financial covenants, including a requirement to maintain a minimum interest coverage ratio and a maximum limit on our leverage ratio, as well as customary nonfinancial covenants. The financial maintenance covenants are applicable only to the

$450 million revolving credit portion of the agreement and function as debt incurrence covenants with respect to the remainder of the facility.

Senior Notes

In October 2004, Boise Cascade, L.L.C. (Boise LLC) issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At both June 30, 2007, and December 31, 2006, our borrowing rates for the $250.0 million senior unsecured floating-rate notes were 8.2%. In connection with the amendment and restatement of our Facilities, we obtained $200 million of commitments for a delayed-draw term loan that, absent unforeseen market or business conditions, we plan to use to redeem the majority of our senior unsecured floating-rate notes when they become callable at par in October 2007. The delayed-draw term loan has a commitment fee of 1.5% per annum until drawn. Once drawn, the pricing is the same as for the Tranche E term loan. We are required to make scheduled principal payments on the delayed-draw term loan in the amount of $0.5 million in 2007, $2.0 million in each of 2008 through 2012, $95.3 million in 2013, and $94.2 million in 2014.

Borrowings Secured by Receivables

In October 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At June 30, 2007, and December 31, 2006, we had $70.0 million and $25.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At June 30, 2007, and December 31, 2006, the interest rates for borrowings secured by receivables were 5.3% and 5.6%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and, at June 30, 2007, could not exceed $250.0 million. The accounts receivable securitization program contains financial covenants requiring us to maintain a minimum interest coverage ratio and a specified maximum leverage ratio.

Other

We also have other outstanding letters of credit, which are used for trade purchases. At June 30, 2007, and December 31, 2006, we had $4.2 million and $0.1 million, respectively, of outstanding letters of credit. These letters of credit do not reduce our borrowing capacity under our amended revolving credit facility.

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us effective interest rates on all of our long-term variable-rate debt of 6.8% and 7.0% at June 30, 2007, and December 31, 2006, respectively. For additional information on our interest rate swaps, see Note 14, Financial Instruments.

At June 30, 2007, and December 31, 2006, we had $29.2 million and $31.5 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the May 2007 amendment and restatement of our Facilities, we capitalized $2.6 million of financing costs and wrote off approximately $1.8 million of deferred financing costs. We recorded the $1.8 million charge in

“Interest expense” in our Consolidated Statement of Income for the three and six months ended June 30, 2007.

At June 30, 2007, and December 31, 2006, our average effective interest rates, including the effect of our interest rate swaps, on all of our long-term debt were 6.9% and 7.1%.

For both the six months ended June 30, 2007 and 2006, cash payments for interest, net of interest capitalized, were $45.6 million.

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

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At June 30, 2007, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $20.4 million less than the amount reported on our Consolidated Balance Sheet.

During second quarter 2007, in connection with the amendment and restatement of our Facilities, we concluded that the interest payments on our senior unsecured floating-rate notes were no longer probable of occurring after October 2007, when the notes become callable at par. As a result, during second quarter 2007, we recorded the fair value of the interest rate swaps, or $5.4 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statements of Income.

In exchange for the termination of two of our interest rate swap agreements that were scheduled to begin in 2009, we received $2.8 million that we recorded in “Accumulated other comprehensive income.” We will reclassify the $2.8 million in “Accumulated other comprehensive income” as a reduction of interest expense in 2009 and 2010.

At June 30, 2007, we had four interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. The swaps effectively hedge $500 million of our variable-rate debt exposure through 2009. Assuming no changes in interest rates, we expect to reclassify $4.1 million of amounts recorded in “Accumulated other comprehensive income” as a decrease in interest expense during the remainder of 2007. At June 30, 2007, we recorded no ineffectiveness related to these hedges.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of June 30, 2007, we had entered into derivative instruments related to approximately 10% of our forecasted natural gas purchases for July 2007 and 25% of our forecasted natural gas purchases from August 2007 through October 2007.

Foreign Currency Risk

At June 30, 2007, we had no foreign currency hedges.

15.          Recently Adopted Accounting Standards

In January 2007, we adopted FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, and began expensing the costs of periodic major overhauls and maintenance of plant and equipment as incurred. Prior to the adoption of this FSP, we charged planned shutdown maintenance costs in our Paper and Packaging & Newsprint segments to income (loss) ratably over the year. We recast our 2006 interim financial information included in this Form 10-Q using the direct expense method. As a result of adopting this FSP, we increased “Materials, labor, and other operating expenses” $2.2 million and decreased “Net income” by the same amount for the three months ended June 30, 2006. Of the $2.2 million adjustment, we reduced income $1.8 million in our Paper segment and $0.4 million in our Packaging & Newsprint segment. During the six months ended June 30, 2006, we increased “Materials, labor, and other operating expenses” $0.3 million and decreased “Net income” by the same amount. Of the $0.3 million adjustment, we increased income $1.6 million in our Paper segment and reduced income $1.9 million in our Packaging & Newsprint segment. The FSP increases the volatility of earnings in the period a planned shutdown occurs, but it has no impact on our annual results of operations.

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

16.          Retirement and Benefit Plans

The following table presents the components of net periodic pension and postretirement benefit costs in accordance with revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits:

	Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006

	(thousands)

Service cost	$5,615	$6,219	$30	$53
Interest cost	9,301	8,446	122	91
Expected return on plan assets	(9,217)	(8,555)	—	—
Recognized actuarial loss	130	69	—	—
Amortization of prior service costs and other	371	112	—	—
Company-sponsored plans	6,200	6,291	152	144
Multiemployer pension plans	120	125	—	—
Net periodic benefit cost	$6,320	$6,416	$152	$144

	Pension Benefits		Other Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

	(thousands)

Service cost	$11,362	$12,438	$84	$107
Interest cost	18,807	16,892	227	185
Expected return on plan assets	(18,814)	(17,111)	—	—
Recognized actuarial loss	260	139	—	—
Amortization of prior service costs and other	545	224	—	—
Curtailment (gain) loss	(181)	821	—	—
Company-sponsored plans	11,979	13,403	311	292
Multiemployer pension plans	248	282	—	—
Net periodic benefit cost	$12,227	$13,685	$311	$292

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

An analysis of our operations by segment is as follows:

	Sales				Income		Depreciation,
					(Loss)		Amortization,
					Before		and	EBITDA
	Trade	Related Party	Intersegment	Total	Taxes		Depletion	(d)

	(millions)

Three Months Ended June 30, 2007
Building Materials Distribution	$723.6	$—	$0.1	$723.7	$20.4		$1.9	$22.2
Wood Products	161.8	—	116.9	278.7	15.7		7.6	23.3
Paper	226.1	159.5	15.5	401.1	13.2		16.1	29.3
Packaging & Newsprint	173.9	—	19.0	192.9	2.3		13.9	16.2
Corporate and Other	3.5	—	10.9	14.4	(0.9	) (a)	1.2	0.4
	1,288.9	159.5	162.4	1,610.8	50.7		40.7	91.4
Intersegment eliminations	—	—	(162.4)	(162.4)	—		—	—
Change in fair value of interest rate swaps (b)	—	—	—	—	5.4		—	—
Interest expense (c)	—	—	—	—	(24.4)		—	—
Interest income	—	—	—	—	0.6		—	—
	$1,288.9	$159.5	$—	$1,448.4	$32.3		$40.7	$91.4

	Sales				Income	Depreciation,
					(Loss)	Amortization,
					Before	and	EBITDA
	Trade	Related Party	Intersegment	Total	Taxes	Depletion	(d)

	(millions)

Three Months Ended June 30, 2006
Building Materials Distribution	$832.7	$—	$—	$832.7	$25.3	$2.4	$27.7
Wood Products	182.8	—	131.9	314.7	17.2	6.7	23.9
Paper	223.4	144.0	14.3	381.7	14.7	15.5	30.2
Packaging & Newsprint	172.1	—	18.7	190.8	13.4	12.7	26.1
Corporate and Other	4.8	—	11.8	16.6	(11.4)	1.2	(10.3)
	1,415.8	144.0	176.7	1,736.5	59.2	38.5	97.6
Intersegment eliminations	—	—	(176.7)	(176.7)	—	—	—
Interest expense	—	—	—	—	(28.6)	—	—
Interest income	—	—	—	—	0.9	—	—
	$1,415.8	$144.0	$—	$1,559.8	$31.5	$38.5	$97.6

	Sales				Income		Depreciation,
					(Loss)		Amortization,
					Before		and	EBITDA
	Trade	Related Party	Intersegment	Total	Taxes		Depletion	(d)

	(millions)

Six Months Ended June 30, 2007
Building Materials Distribution	$1,332.3	$—	$0.1	$1,332.4	$30.8		$3.7	$34.6
Wood Products	313.4	—	219.2	532.6	19.4		14.9	34.3
Paper	449.0	317.3	29.8	796.1	31.2		32.7	63.9
Packaging & Newsprint	350.7	—	36.2	386.9	10.4		27.3	37.7
Corporate and Other	6.7	—	21.6	28.3	(7.6	) (a)	2.5	(5.3)
	2,452.1	317.3	306.9	3,076.3	84.2		81.1	165.2
Intersegment eliminations	—	—	(306.9)	(306.9)	—		—	—
Change in fair value of interest rate swaps (b)	—	—	—	—	5.4		—	—
Interest expense (c)	—	—	—	—	(46.7)		—	—
Interest income	—	—	—	—	1.2		—	—
	$2,452.1	$317.3	$—	$2,769.4	$44.1		$81.1	$165.2

	Sales				Income		Depreciation,
					(Loss)		Amortization,
					Before		and	EBITDA
	Trade	Related Party	Intersegment	Total	Taxes		Depletion	(d)

	(millions)

Six Months Ended June 30, 2006
Building Materials Distribution	$1,594.5	$—	$—	$1,594.5	$43.9		$4.8	$48.7
Wood Products	368.8	—	258.5	627.3	36.0		13.0	49.0
Paper	449.2	276.8	26.1	752.1	15.5		30.1	45.6
Packaging & Newsprint	331.2	—	38.4	369.6	14.3		24.8	39.0
Corporate and Other	9.6	—	22.9	32.5	(17.7	) (a)	2.4	(15.2)
	2,753.3	276.8	345.9	3,376.0	92.0		75.1	167.1
Intersegment eliminations	—	—	(345.9)	(345.9)	—		—	—
Interest expense	—	—	—	—	(58.8)		—	—
Interest income	—	—	—	—	1.5		—	—
	$2,753.3	$276.8	$—	$3,030.1	$34.7		$75.1	$167.1

(a)                                  The three and six months ended June 30, 2007, include a $4.4 million gain for changes in our retiree healthcare programs. The six months ended June 30, 2006, includes a $3.7 million gain for changes in our retiree healthcare programs.

(b)                                 Includes the change in the fair value of interest rate swaps related to the anticipated repayment of our senior unsecured floating-rate notes when they become callable at par in October 2007.

(c)                                  Includes the write-off of $1.8 million of deferred financing costs resulting from the repayment of our Tranche D term loan and reduction in borrowing capacity under our revolving credit facility.

(d)                                 EBITDA represents income before interest (interest expense, interest income, and change in fair value of interest rate swaps), income tax provision, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

	(millions)

Net income	$28.9	$31.2	$39.4	$33.2
Change in fair value of interest rate swaps	(5.4)	—	(5.4)	—
Interest expense	24.4	28.6	46.7	58.8
Interest income	(0.6)	(0.9)	(1.2)	(1.5)
Income tax provision	3.5	0.3	4.7	1.5
Depreciation, amortization, and depletion	40.7	38.5	81.1	75.1
EBITDA	$91.4	$97.6	$165.2	$167.1

18.          Commitments and Guarantees

Commitments

We have commitments for fiber, leases, and long-term debt that are discussed further in Note 1, Summary of Significant Accounting Policies; Note 7, Leases; and Note 13, Debt, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At June 30, 2007, there have been no material changes to our commitments, except as disclosed in Note 2, Purchase of OfficeMax’s Forest Products and Paper Assets, related to amounts we could pay OfficeMax under the Additional Consideration Agreement, and Note 13, Debt, related to our commitments under our amended and restated senior secured credit facilities, which we completed in May 2007, and changes to our lease commitments for the incremental lease expense related to the sale and lease-back of our building materials distribution center in Milton, Florida, in second quarter 2007. The updated lease payment stream is disclosed in Note 6, Leases.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 19, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K, describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2007, there have been no material changes to the guarantees disclosed in our 2006 Annual Report on Form 10-K, except that Boise Cascade Holdings, L.L.C., and its direct and indirect domestic subsidiaries, excluding foreign subsidiaries and Birch Creek, now guarantee the obligations of our amended and restated obligations discussed in Note 13, Debt. See Note 13 for more information related to the amended and restated Facilities.

19.          Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. The senior unsecured floating-rate notes are guaranteed on a senior basis, and the senior subordinated notes are guaranteed on a senior subordinated basis, in each case jointly and severally by Boise and each of its existing and future subsidiaries (other than the co-issuers, Boise LLC and Boise Cascade Finance Corporation). The nonguarantors include our foreign subsidiaries and Birch Creek. Other than the consolidated financial statements and footnotes for Boise Cascade Holdings, L.L.C., financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended June 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

Sales
Trade	$—	$—	$1,280,960	$7,961	$—	$1,288,921
Intercompany	—	883	1	22,589	(23,473)	—
Related parties	—	—	159,477	—	—	159,477
	—	883	1,440,438	30,550	(23,473)	1,448,398

Costs and expenses
Materials, labor, and other operating expenses	—	397	1,264,231	22,785	(17,119)	1,270,294
Depreciation, amortization, and depletion	—	992	38,697	1,033	—	40,722
Selling and distribution expenses	—	—	72,946	674	—	73,620
General and administrative expenses	—	7,190	18,632	742	(6,354)	20,210
Other (income) expense, net	—	(4,027)	(1,904)	840	—	(5,091)
	—	4,552	1,392,602	26,074	(23,473)	1,399,755

Income (loss) from operations	—	(3,669)	47,836	4,476	—	48,643

Foreign exchange gain (loss)	—	13,789	911	(12,680)	—	2,020
Change in fair value of interest rate swaps	—	5,395	—	—	—	5,395
Interest expense	—	(22,094)	—	(2,258)	—	(24,352)
Interest expense—intercompany	—	(155)	—	(4,490)	4,645	—
Interest income	—	592	36	14	—	642
Interest income—intercompany	—	17	4,628	—	(4,645)	—
	—	(2,456)	5,575	(19,414)	—	(16,295)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(6,125)	53,411	(14,938)	—	32,348
Income tax provision	—	(2,815)	(635)	—	—	(3,450)

Income (loss) before equity in net income (loss) of affiliates	—	(8,940)	52,776	(14,938)	—	28,898

Equity in net income (loss) of affiliates	28,898	37,838	—	—	(66,736)	—
Net income (loss)	$28,898	$28,898	$52,776	$(14,938)	$(66,736)	$28,898

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended June 30, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

Sales
Trade	$—	$—	$1,393,678	$22,106	$—	$1,415,784
Intercompany	—	1,711	3	19,135	(20,849)	—
Related parties	—	—	144,005	—	—	144,005
	—	1,711	1,537,686	41,241	(20,849)	1,559,789

Costs and expenses
Materials, labor, and other operating expenses	—	1,779	1,339,270	35,572	(14,104)	1,362,517
Depreciation, amortization, and depletion	—	901	36,499	1,059	—	38,459
Selling and distribution expenses	—	—	71,030	577	—	71,607
General and administrative expenses	—	11,408	20,811	684	(6,745)	26,158
Other (income) expense, net	—	2,409	52	772	—	3,233
	—	16,497	1,467,662	38,664	(20,849)	1,501,974

Income (loss) from operations	—	(14,786)	70,024	2,577	—	57,815

Foreign exchange gain (loss)	—	5,435	426	(4,501)	—	1,360
Interest expense	—	(25,618)	—	(2,992)	—	(28,610)
Interest expense—intercompany	—	(137)	—	(4,103)	4,240	—
Interest income	—	853	61	20	—	934
Interest income—intercompany	—	66	4,174	—	(4,240)	—
	—	(19,401)	4,661	(11,576)	—	(26,316)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(34,187)	74,685	(8,999)	—	31,499
Income tax provision	—	(3)	(302)	—	—	(305)

Income (loss) before equity in net income (loss) of affiliates	—	(34,190)	74,383	(8,999)	—	31,194

Equity in net income (loss) of affiliates	31,194	65,384	—	—	(96,578)	—
Net income (loss)	$31,194	$31,194	$74,383	$(8,999)	$(96,578)	$31,194

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Six Months Ended June 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

Sales
Trade	$—	$—	$2,437,317	$14,777	$—	$2,452,094
Intercompany	—	1,738	1	45,229	(46,968)	—
Related parties	—	—	317,272	—	—	317,272
	—	1,738	2,754,590	60,006	(46,968)	2,769,366

Costs and expenses
Materials, labor, and other operating expenses	—	815	2,415,889	42,211	(31,722)	2,427,193
Depreciation, amortization, and depletion	—	1,898	77,091	2,093	—	81,082
Selling and distribution expenses	—	—	140,671	1,357	—	142,028
General and administrative expenses	—	14,048	39,544	1,359	(15,246)	39,705
Other (income) expense, net	—	(3,622)	(571)	1,648	—	(2,545)
	—	13,139	2,672,624	48,668	(46,968)	2,687,463

Income (loss) from operations	—	(11,401)	81,966	11,338	—	81,903

Foreign exchange gain (loss)	—	15,359	994	(14,091)	—	2,262
Change in fair value of interest rate swaps	—	5,395	—	—	—	5,395
Interest expense	—	(42,771)	—	(3,924)	—	(46,695)
Interest expense—intercompany	—	(282)	—	(9,382)	9,664	—
Interest income	—	1,132	78	33	—	1,243
Interest income—intercompany	—	32	9,632	—	(9,664)	—
	—	(21,135)	10,704	(27,364)	—	(37,795)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(32,536)	92,670	(16,026)	—	44,108
Income tax provision	—	(3,311)	(1,362)	—	—	(4,673)

Income (loss) before equity in net income (loss) of affiliates	—	(35,847)	91,308	(16,026)	—	39,435

Equity in net income (loss) of affiliates	39,435	75,282	—	—	(114,717)	—
Net income (loss)	$39,435	$39,435	$91,308	$(16,026)	$(114,717)	$39,435

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Six Months Ended June 30, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

Sales
Trade	$—	$—	$2,719,977	$33,305	$—	$2,753,282
Intercompany	—	2,567	1,236	38,824	(42,627)	—
Related parties	—	—	276,770	—	—	276,770
	—	2,567	2,997,983	72,129	(42,627)	3,030,052

Costs and expenses
Materials, labor, and other operating expenses	—	1,394	2,639,760	62,042	(29,867)	2,673,329
Depreciation, amortization, and depletion	—	1,867	71,185	2,064	—	75,116
Selling and distribution expenses	—	—	141,498	1,186	—	142,684
General and administrative expenses	—	20,501	38,628	1,251	(12,760)	47,620
Other (income) expense, net	—	347	(888)	1,649	—	1,108
	—	24,109	2,890,183	68,192	(42,627)	2,939,857

Income (loss) from operations	—	(21,542)	107,800	3,937	—	90,195

Foreign exchange gain (loss)	—	4,693	403	(3,357)	—	1,739
Interest expense	—	(53,787)	—	(4,999)	—	(58,786)
Interest expense—intercompany	—	(246)	—	(8,512)	8,758	—
Interest income	—	1,386	119	33	—	1,538
Interest income—intercompany	—	113	8,645	—	(8,758)	—
	—	(47,841)	9,167	(16,835)	—	(55,509)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(69,383)	116,967	(12,898)	—	34,686
Income tax provision	—	(5)	(1,518)	—	—	(1,523)

Income (loss) before equity in net income (loss) of affiliates	—	(69,388)	115,449	(12,898)	—	33,163

Equity in net income (loss) of affiliates	33,163	102,551	—	—	(135,714)	—
Net income (loss)	$33,163	$33,163	$115,449	$(12,898)	$(135,714)	$33,163

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at June 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

ASSETS

Current
Cash and cash equivalents	$1	$74,009	$30	$797	$—	$74,837
Receivables
Trade, less allowances	—	—	10,708	386,488	—	397,196
Intercompany	—	—	56	1,512	(1,568)	—
Related parties	—	621	4,287	42,468	—	47,376
Other	—	874	10,303	1,345	—	12,522
Inventories	—	16	623,180	14,833	—	638,029
Other	—	5,021	11,690	829	—	17,540
	1	80,541	660,254	448,272	(1,568)	1,187,500

Property
Property and equipment, net	—	9,275	1,433,326	30,287	—	1,472,888
Fiber farms and deposits	—	—	28,103	14,406	—	42,509
	—	9,275	1,461,429	44,693	—	1,515,397

Deferred financing costs	—	28,964	—	231	—	29,195
Goodwill	—	—	21,846	—	—	21,846
Intangible assets, net	—	—	35,168	—	—	35,168
Investments in affiliates	885,913	760,749	—	—	(1,646,662)	—
Other assets	—	10,544	13,099	2,854	—	26,497
Total assets	$885,914	$890,073	$2,191,796	$496,050	$(1,648,230)	$2,815,603

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at June 30, 2007 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$5,250	$—	$—	$—	$5,250
Accounts payable
Trade	—	18,279	362,101	5,930	—	386,310
Intercompany	—	—	1,512	56	(1,568)	—
Accrued liabilities
Compensation and benefits	—	28,927	53,032	942	—	82,901
Interest payable	—	11,080	—	705	—	11,785
Other	—	6,516	30,537	8,525	—	45,578
	—	70,052	447,182	16,158	(1,568)	531,824

Debt
Long-term debt, less current portion	—	1,168,438	—	70,000	—	1,238,438
	—	1,168,438	—	70,000	—	1,238,438
Other
Compensation and benefits	—	126,344	—	—	—	126,344
Other long-term liabilities	—	23,255	15,210	—	—	38,465
	—	149,599	15,210	—	—	164,809

Due to (from) affiliates	—	(1,378,547)	1,035,829	342,718	—	—

Redeemable equity units
Series B equity units	17,365	—	—	—	—	17,365
Series C equity units	7,984	—	—	—	—	7,984
Redeemable equity units	—	25,349	—	—	(25,349)	—
	25,349	25,349	—	—	(25,349)	25,349

Commitments and contingent liabilities

Capital
Series A equity units	75,421	—	—	—	—	75,421
Series B equity units	765,681	—	—	—	—	765,681
Series C equity units	14,081	—	—	—	—	14,081
Subsidiary equity	—	855,182	693,575	67,174	(1,615,931)	—
Total capital	855,183	855,182	693,575	67,174	(1,615,931)	855,183
Total liabilities and capital	$880,532	$890,073	$2,191,796	$496,050	$(1,642,848)	$2,815,603

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

ASSETS

Current
Cash and cash equivalents	$—	$42,962	$32	$2,175	$—	$45,169
Receivables
Trade, less allowances	—	—	135	327,003	—	327,138
Intercompany	—	—	3,956	1,988	(5,944)	—
Related parties	—	695	3,430	33,861	—	37,986
Other	—	1,447	16,707	873	—	19,027
Inventories	—	17	625,575	15,234	—	640,826
Other	—	6,123	6,258	646	—	13,027
	—	51,244	656,093	381,780	(5,944)	1,083,173

Property
Property and equipment, net	—	8,911	1,421,512	31,892	—	1,462,315
Fiber farms and deposits	—	—	27,008	13,484	—	40,492
	—	8,911	1,448,520	45,376	—	1,502,807

Deferred financing costs	—	31,156	—	318	—	31,474
Goodwill	—	—	21,846	—	—	21,846
Intangible assets, net	—	—	37,507	—	—	37,507
Investments in affiliates	838,844	685,467	—	—	(1,524,311)	—
Other assets	—	10,539	15,043	2,808	—	28,390
Total assets	$838,844	$787,317	$2,179,009	$430,282	$(1,530,255)	$2,705,197

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2006 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$3,200	$—	$—	$—	$3,200
Accounts payable
Trade	—	32,860	303,732	4,609	—	341,201
Intercompany	—	2,752	1,988	1,204	(5,944)	—
Accrued liabilities
Compensation and benefits	—	22,793	69,847	647	—	93,287
Interest payable	—	11,213	—	634	—	11,847
Other	—	16,317	32,155	6,128	—	54,600
	—	89,135	407,722	13,222	(5,944)	504,135

Debt
Long-term debt	—	1,188,900	—	25,000	—	1,213,900

Other
Compensation and benefits	—	111,676	—	—	—	111,676
Other long-term liabilities	—	23,180	13,462	—	—	36,642
	—	134,856	13,462	—	—	148,318

Due to (from) affiliates	—	(1,464,418)	1,155,558	308,860	—	—

Redeemable equity units
Series B equity units	17,477	—	—	—	—	17,477
Series C equity units	6,434	—	—	—	—	6,434
Redeemable equity units	—	23,911	—	—	(23,911)	—
	23,911	23,911	—	—	(23,911)	23,911

Commitments and contingent liabilities

Capital
Series A equity units	78,290	—	—	—	—	78,290
Series B equity units	724,988	—	—	—	—	724,988
Series C equity units	11,655	—	—	—	—	11,655
Subsidiary equity	—	814,933	602,267	83,200	(1,500,400)	—
Total capital	814,933	814,933	602,267	83,200	(1,500,400)	814,933
Total liabilities and capital	$838,844	$787,317	$2,179,009	$430,282	$(1,530,255)	$2,705,197

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

Cash provided by (used for) operations
Net income (loss)	$39,435	$39,435	$91,308	$(16,026)	$(114,717)	$39,435
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(39,435)	(75,282)	—	—	114,717	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	2,989	77,091	2,180	—	82,260
Related-party interest expense	—	282	—	9,382	(9,664)	—
Related-party interest income	—	(32)	(9,632)	—	9,664	—
Deferred income taxes	—	1,854	59	—	—	1,913
Pension and other postretirement benefit expense	—	12,538	—	—	—	12,538
Gain on changes in retiree healthcare programs	—	(4,367)	—	—	—	(4,367)
Change in fair value of interest rate swaps	—	(5,395)	—	—	—	(5,395)
Management equity units expense	—	1,550	—	—	—	1,550
Other	—	(15,215)	(1,254)	14,150	—	(2,319)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	595	(1,789)	(68,088)	(4,376)	(73,658)
Inventories	—	1	(767)	401	—	(365)
Prepaid expenses	—	4,159	(5,432)	(183)	—	(1,456)
Accounts payable and accrued liabilities	—	(13,109)	28,133	2,936	4,376	22,336
Pension and other postretirement benefit payments	—	(524)	—	—	—	(524)
Current and deferred income taxes	—	1,491	305	(84)	—	1,712
Other	—	2,741	1,217	1	—	3,959
Cash provided by (used for) operations	—	(46,289)	179,239	(55,331)	—	77,619

Cash provided by (used for) investment
Expenditures for property and equipment	—	(2,424)	(85,991)	(1,498)	—	(89,913)
Sales of assets	—	6	16,897	—	—	16,903
Investments in affiliates	3,002	75,282	—	—	(78,284)	—
Other	—	15,365	(50)	(14,024)	—	1,291
Cash provided by (used for) investment	3,002	88,229	(69,144)	(15,522)	(78,284)	(71,719)

Cash provided by (used for) financing
Issuances of long-term debt	—	525,000	—	180,000	—	705,000
Payments of long-term debt	—	(540,212)	—	(135,000)	—	(675,212)
Short-term borrowings	—	(3,200)	—	—	—	(3,200)
Proceeds from changes to interest rate swaps	—	2,848	—	—	—	2,848
Tax distributions to members	(2,753)	—	—	—	—	(2,753)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(2,753)	—	—	2,753	—
Other	(248)	(2,916)	—	—	249	(2,915)
Cash provided by (used for) financing	(3,001)	(21,233)	—	45,000	3,002	23,768

Due to (from) affiliates	—	10,340	(110,097)	24,475	75,282	—

Increase (decrease) in cash and cash equivalents	1	31,047	(2)	(1,378)	—	29,668
Balance at beginning of the year	—	42,962	32	2,175	—	45,169
Balance at end of the year	$1	$74,009	$30	$797	$—	$74,837

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

Cash provided by (used for) operations
Net income (loss)	$33,163	$33,163	$115,449	$(12,898)	$(135,714)	$33,163
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(33,163)	(102,551)	—	—	135,714	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	4,232	71,184	2,151	—	77,567
Related-party interest expense	—	9,055	—	8,512	(8,645)	8,922
Related-party interest income	—	—	(8,645)	—	8,645	—
Pension and other postretirement benefit expense	—	13,977	—	—	—	13,977
Gain on changes in retiree healthcare programs	—	(3,741)	—	—	—	(3,741)
Management equity units expense	—	1,965	—	—	—	1,965
Other	—	(3,044)	(403)	3,357	—	(90)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	314	5,538	(75,543)	503	(69,188)
Inventories	—	107	(17,327)	(1,600)	—	(18,820)
Prepaid expenses	—	5,251	(7,431)	(285)	—	(2,465)
Accounts payable and accrued liabilities	—	(10,415)	42,735	4,681	(503)	36,498
Pension and other postretirement benefit payments	—	(463)	—	—	—	(463)
Current and deferred income taxes	—	6,038	(1,761)	(14)	—	4,263
Other	—	4,206	(2,762)	40	—	1,484
Cash provided by (used for) operations	—	(41,906)	196,577	(71,599)	—	83,072

Cash provided by (used for) investment
Expenditures for property and equipment	—	(1,577)	(68,503)	(1,264)	—	(71,344)
Acquisitions of businesses and facilities	—	—	(42,549)	—	—	(42,549)
Sales of assets	—	27,744	—	—	—	27,744
Investments in related parties	10,570	102,551	—	—	(113,121)	—
Other	—	4,576	1,360	(4,199)	—	1,737
Cash provided by (used for) investment	10,570	133,294	(109,692)	(5,463)	(113,121)	(84,412)

Cash provided by (used for) financing
Issuances of long-term debt	—	68,300	—	170,000	—	238,300
Payments of long-term debt	—	(154,100)	—	(105,000)	—	(259,100)
Note payable to related party, net	—	(1,139)	—	—	—	(1,139)
Proceeds from changes in interest rate swaps	—	25,620	—	—	—	25,620
Proceeds from equity units issued, net of repurchases	155	—	—	—	(155)	—
Tax distributions to members	(10,725)	—	—	—	—	(10,725)
Tax distributions to Boise Cascade Holdings, L.L.C.	—	(10,725)	—	—	10,725	—
Other	—	132	—	—	—	132
Cash provided by (used for) financing	(10,570)	(71,912)	—	65,000	10,570	(6,912)

Due to (from) affiliates	—	(28,692)	(86,887)	13,028	102,551	—

Increase (decrease) in cash and cash equivalents	—	(9,216)	(2)	966	—	(8,252)
Balance at beginning of the period	—	85,469	34	2,668	—	88,171
Balance at end of the period	$—	$76,253	$32	$3,634	$—	$79,919

20.        Legal Proceedings and Contingencies

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

This discussion and analysis includes statements regarding our expectations with respect to our performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A.  Risk Factors” of our 2006 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the six months ended June 30, 2007, from those listed in our 2006 Annual Report on Form 10-K. We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of these forward-looking statements.

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

Wood Products.  Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in new residential and light commercial construction and in residential repair and remodeling. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our own wholesale building materials distribution outlets. During 2006, approximately 43% of the wood products we manufactured, including approximately 60% of our EWP, were sold to our Building Materials Distribution segment.

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

Overview of Financial Condition

Recent Trends and Operational Outlook

Recent trends and the outlook for our businesses are mixed. While housing has experienced a significant downturn, printing and converting papers have been softer, and newsprint markets have been weak, office paper and packaging markets have been strong.

New residential construction activity continued at a slow pace in second quarter 2007 relative to recent years. The U.S. Department of Commerce reported housing starts at a seasonally adjusted annual rate of 1.47 million units in June 2007, compared with 1.82 million units in June 2006 and 1.63 million units in December 2006. This reduction in new residential construction activity resulted in decreased demand for the wood and building products that we manufacture and sell. This reduction in demand was met with lower pricing and volumes for engineered wood products and commodity products such as structural lumber. In response to these price and demand reductions, some producers curtailed operations or, in some cases, indefinitely closed facilities.

Second quarter 2007 uncoated free sheet prices were generally higher than first quarter 2007 prices. Effective May 2007, we announced a price increase for the cut-size grades we produce. This price increase has been fully implemented. Demand for our cut-size grades exceeded our production during second quarter 2007 resulting in decreasing inventories.

Packaging markets remained relatively stable during second quarter 2007, while newsprint demand continued to soften, resulting in downward pricing pressure. This continued pricing pressure on newsprint has led us to accelerate the review process on our D-2 paper machine at our DeRidder, Louisiana, mill. While no decision has been made, we are considering converting the machine to containerboard or other grades or shutting down the machine.

As a result of solid-wood mill curtailments and some closures, residual chip supply markets in the Pacific Northwest have been very tight in recent quarters. Softwood chip prices began to moderate in the latter part of the first quarter, as pulp mills had rebuilt their inventories from the increased flow of chips from pulpwood. During second quarter 2007, against relatively flat consumption, softwood pulpwood and softwood residual chip prices continued to decline from their first quarter peaks. The outlook for residual fiber supply in the Pacific Northwest continues to be difficult. These higher wood fiber costs are having a significant negative impact on our St. Helens, Oregon, pulp and paper mill. Continued weakness in the housing sector may prompt further closures of wood products facilities in the region, driving residual fiber supply down further and costs higher. As a result, we may choose to change our operating configuration at that facility, including potentially closing some or all of the facility, if we cannot continue to operate on a positive cash-flow basis. We will continue to evaluate its ongoing financial performance.

During second quarter 2007, we took maintenance outages at our International Falls, Minnesota, pulp and paper mill and our St. Helens, Oregon, pulp and paper mill. In addition, we took our Wallula, Washington, pulp and paper mill down for maintenance and to complete the modification of the W-3 paper machine to produce label and release grades in addition to the commodity grades historically produced on that machine. The mill was down for approximately 30 days. The mill restarted in June and is operating normally. The machine has produced label and release product that is currently being tested for qualification by our customers. Initial customer feedback on quality is positive. Other than this trial work, we continue to produce the historical product mix on that machine at this time, pending customer confirmation of product performance.

We believe the total negative impact on operating income of the maintenance and capital shutdowns in the second quarter 2007 was approximately $18 million.

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

•                  Actions of suppliers, customers, and competitors; and

•                  The other factors described in “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K.

Commodity and Value-Added Products and Product Margins

Many of the products we manufacture and distribute are widely available and can be readily produced by our competitors. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is primarily based on price, which is determined by supply relative to demand. Generally, market conditions beyond our control determine the prices for our commodity products, and the price for any one or more of these products may fall below our cash production costs. Therefore, our profitability with respect to these products is highly dependent on managing our cost structure, particularly raw material and energy costs, which also exhibit commodity characteristics.

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

Comparing second quarter 2007 with second quarter 2006, sales of EWP from our Wood Products segment increased from approximately 48% of segment sales in 2006 to 49% of sales in 2007. The increase in EWP production capacity that we implemented in 2005 has positioned us to continue to grow this business; however, the recent slowdown in new residential construction has slowed the growth in our EWP sales in the short term. In our Paper segment, sales of specialty and premium papers decreased from approximately 32% of uncoated free sheet tons sold during second quarter 2006 to 31%

of uncoated free sheet tons sold during the same period in 2007. The project to convert our Wallula, Washington, W-3 paper machine to enable it to produce pressure sensitive grades is a key step in providing us with the capacity to increase production of specialty and premium paper grades. As discussed above, this project came online during second quarter 2007.

Demand

The overall level of demand for the products we make and distribute is affected by, among other things, construction activity, manufacturing activity, employment, and consumer spending. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While no single product line drives our overall financial performance, individual product lines are influenced by conditions in their respective industries. For example:

•                  Demand for building materials, including wood products, depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are affected by demographic trends, interest rate levels, weather, and general economic conditions. In recent years, demand for wood products has been high due to strong new housing starts, the increasing size of new homes, a robust repair-and-remodeling market, and a recovering light commercial construction market. However, during the second half of 2006, there was a significant increase in the number of homes for sale relative to the monthly sales activity. This has led to a drop in new home construction activity, resulting in price declines for many products. For example, sales prices for LVL, I-joists, and lumber by our Wood Products segment during second quarter 2007 were down 10%, 7%, and 12%, respectively, from the same period of 2006. The trend in reduced construction activity continued into second quarter 2007 and continued to reduce demand for our products. For example, the sales volumes of lumber and I-joists by our Wood Products segment during second quarter 2007 were down 18% and 6%, respectively, from the same period of 2006. Offsetting the broader trend, sales volumes in second quarter 2007 for our LVL increased 2%, relative to the same period in 2006, and sales prices for our plywood were down only 1% during second quarter 2007, compared with the same period a year ago.

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

While new capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill, a favorable pricing environment may prompt manufacturers to initiate expansion projects. Recently, a number of OSB producers started up or are building new capacity. In some applications, OSB is a competing product for plywood, which we produce. These projects were announced during the period of high residential construction activity that was witnessed in recent years. This increase in supply, coupled with dramatically lower demand as construction has slowed, has had a negative impact on the price of all structural panel products, including plywood. Some major OSB producers have announced indefinite shutdowns of existing facilities in the face of declining prices, and others have announced delays in previously announced capacity additions. A number of OSB producers have announced the intention to produce a strand lumber product that is intended to be a substitute for EWP in some applications. Their ability to produce such a product and its impact on the EWP market are uncertain.

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

Industry supply of commodity wood products and paper is also influenced by the level of imports and overseas production capacity, which has grown in recent years. The weakness of the U.S. dollar has mitigated the level of imports in recent years.

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

As of June 30, 2007, we had approximately 10,500 employees. Approximately 4,900, or 47%, of these employees work pursuant to collective bargaining agreements. Our contract at our St. Jacques, New Brunswick, Canada, I-joist plant that covers approximately 130 workers expired December 31, 2006. The contract remains in place pending further negotiations. In May 2007, the unions at our paper mill in Jackson, Alabama, ratified a new, four-year agreement. In addition, in July 2007, we reached a new, four-year agreement at our Nampa, Idaho, container facility covering 110 employees. The agreement at our Wallula, Washington, container plant expires in fourth quarter 2007. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Wood fiber.  Our primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses for our Wood Products, Paper, and Packaging & Newsprint segments:

	Six Months Ended June 30
	2007	2006

Wood Products	42%	41%
Paper	27%	26%
Packaging & Newsprint	18%	14%

Our primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Our wood fiber costs also include purchases of semifinished materials such as OSB and lumber for use in EWP production as well as purchased market pulp, which is used in paper production. We acquire substantially all of our fiber from outside sources, including pursuant to long-term supply agreements with Forest Capital Partners. In our Wood Products segment, we convert logs into lumber and veneer, and in turn, we convert veneer into EWP and plywood. Logs are a lower percentage of the total cost of materials, labor, and other operating expenses in producing engineered wood than commodity products such as lumber and plywood. While log costs are still a significant component of costs, as we continue to produce more engineered wood relative to commodity products, direct-log costs decline as a percentage of the total cost of materials, labor, and other operating expenses. We also convert residual wood fiber from our operations, as well as from third parties, into particleboard. In our Paper and Packaging & Newsprint segments, we convert logs and wood chips into pulp, which we sell or use at our paper mills to produce paper. On an aggregate basis, we are generally able to produce all of our pulp needs, generally purchasing and selling similar amounts on the open market. However, the planned outages at our International Falls, St. Helens, and Wallula mills contributed to an increased volume of purchased pulp during second quarter 2007.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual chip supply may be limited due to reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Market prices for a variety of fiber sources, including logs and chips for our Northwest operations and logs for our Minnesota operations, were high relative to historical standards in the first half of 2006. While wood costs came down in Minnesota during the second half of 2006 and into the first half of 2007, they are still high by historical standards. In the Pacific Northwest, residual chip costs began to come down late in first quarter 2007 but continue to be high by historical standards. Because residual fiber in the Pacific Northwest comes predominantly from sawmills and plywood plants, curtailments in these mills as a result of decreased demand for these products related to the housing slowdown will continue to impact the availability of chips for our Northwest pulp and paper operations. Relative to historical standards, fiber costs were high in Louisiana in the first half of 2007 due to unusually high and persistent rainfall, which limited access to many harvest areas and limited supply availability.

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

	Six Months Ended June 30
	2007	2006

Wood Products	4%	4%
Paper	15%	15%
Packaging & Newsprint	15%	16%

As of June 30, 2007, we had entered into derivative instruments related to approximately 10% of our forecasted natural gas purchases for July 2007 and 25% of our forecasted purchases from August 2007 through October 2007.

Chemicals.  Important chemicals we use in the production of our products include precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins, and adhesives. Purchases of chemicals represented the following percentages of materials, labor, and other operating expenses for our Wood Products, Paper, and Packaging & Newsprint segments:

	Six Months Ended June 30
	2007	2006

Wood Products	6%	6%
Paper	13%	13%
Packaging & Newsprint	5%	5%

We have experienced higher chemical costs during second quarter 2007 in our Paper segment, compared with the same period in 2006, due in part to increases in energy and transportation costs sustained by our chemical suppliers that they have partially passed through to us.

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

As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Under the Additional Consideration Agreement, we could pay to OfficeMax, or OfficeMax could pay to us, a maximum aggregate amount of $125.0 million, in each case net of payments received. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. Based on the actual market price for the benchmark grade of cut-size office paper through June 2007, and if June prices hold for the remaining portion of the anniversary period, we would owe OfficeMax approximately $33 million upon completion of the third anniversary period under the Additional Consideration Agreement. Any payments made or received pursuant to the Additional Consideration Agreement will be treated as adjustments to the purchase price and, therefore, will not be reported in our Consolidated Statement of Income but will be included in consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) for purposes of certain covenants under our debt agreements. For more information about the Additional Consideration Agreement, see “Item 13.  Certain Relationships and Related Transactions, and Director Independence” of our 2006 Annual Report on Form 10-K.

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

At June 30, 2007, we had approximately $0.2 million of restructuring reserves related to severance costs recorded in “Accrued liabilities, Compensation and benefits” on our Consolidated Balance Sheet. The severance costs related to approximately 350 terminated employees. The remaining reserve relates to severance payments that will be paid by the end of 2007. Of the $0.2 million remaining restructuring reserve, $0.1 million is recorded in our Paper segment, and $0.1 million is in Corporate and Other. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total

	(millions)

2004 restructuring reserve	$13.8	$0.5	$14.3
Charges against reserve	(1.0)	—	(1.0)
Restructuring reserve at December 31, 2004	12.8	0.5	13.3

Additions to restructuring reserve	6.9	0.2	7.1
Charges against reserve	(16.2)	(0.6)	(16.8)
Restructuring reserve at December 31, 2005	3.5	0.1	3.6

Charges against reserve	(2.9)	(0.1)	(3.0)
Restructuring reserve at December 31, 2006	0.6	—	0.6

Charges against reserve	(0.4)	—	(0.4)
Restructuring reserve at June 30, 2007	$0.2	$—	$0.2

Central Texas Corrugated Acquisition

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses but before working capital adjustments. In 2006, we paid approximately $42.5 million of cash for the acquisition, which is net of a $2.0 million holdback that is payable in five years. At June 30, 2007, “Other long-term liabilities” on our Consolidated Balance Sheet included a $1.5 million discounted holdback (including accrued accretion expense). CTC manufactures corrugated sheets that it sells primarily to regional container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes. During the six months ended June 30, 2007, we produced approximately 279,000 short tons of linerboard in our Packaging & Newsprint segment, and our Paper segment produced approximately 66,000 tons of corrugating medium. Our corrugated container and sheet plants consumed approximately 251,000 tons of containerboard, or the equivalent of 73% of our containerboard production.

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

Our Operating Results

The following tables set forth the results of operations in dollars and as a percentage of sales for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

	(millions)

Sales
Trade	$1,288.9	$1,415.8	$2,452.1	$2,753.3
Related parties	159.5	144.0	317.3	276.8
	1,448.4	1,559.8	2,769.4	3,030.1

Costs and expenses
Materials, labor, and other operating expenses	1,270.3	1,362.5	2,427.2	2,673.3
Depreciation, amortization, and depletion	40.7	38.5	81.1	75.1
Selling and distribution expenses	73.7	71.6	142.0	142.7
General and administrative expenses	20.2	26.2	39.7	47.7
Other (income) expense, net	(5.1)	3.2	(2.5)	1.1
	1,399.8	1,502.0	2,687.5	2,939.9

Income from operations	$48.6	$57.8	$81.9	$90.2

	(percentage of sales)

Sales
Trade	89.0%	90.8%	88.5%	90.9%
Related parties	11.0	9.2	11.5	9.1
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	87.7%	87.3%	87.7%	88.2%
Depreciation, amortization, and depletion	2.8	2.5	2.9	2.5
Selling and distribution expenses	5.1	4.6	5.1	4.7
General and administrative expenses	1.4	1.7	1.4	1.6
Other (income) expense, net	(0.4)	0.2	(0.1)	—
	96.6%	96.3%	97.0%	97.0%

Income from operations	3.4%	3.7%	3.0%	3.0%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

	(millions)

Building Materials Distribution
Sales dollars	$723.7	$832.7	$1,332.4	$1,594.5

	(percentage of Building Materials Distribution sales)

Product Line Sales
Commodity	43%	45%	43%	47%
Engineered wood products	15	16	15	15
General line items	42	39	42	38

	(millions)

Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	3	3	6	7
I-joists (equivalent lineal feet)	60	63	107	123
Plywood (sq. ft.) (3/8” basis)	300	332	610	647
Lumber (board feet)	63	77	119	150
Particleboard (sq. ft.) (3/4” basis)	37	44	74	81

	(thousands of short tons, except corrugated containers and sheets)

Paper
Uncoated free sheet	375	386	755	779
Containerboard (medium)	34	34	66	67
Market pulp	33	32	57	67
	442	452	878	913

Packaging & Newsprint
Containerboard (linerboard)	59	62	124	138
Newsprint	102	97	209	198
Corrugated containers and sheets (mmsf)	1,653	1,755	3,287	3,259

	(dollars per unit)

Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,723	$1,916	$1,735	$1,909
I-joists (1,000 equivalent lineal feet)	1,035	1,107	1,039	1,102
Plywood (1,000 sq. ft.) (3/8” basis)	262	264	253	271
Lumber (1,000 board feet)	436	498	442	504
Particleboard (1,000 sq. ft.) (3/4” basis)	334	322	327	299

	(dollars per short ton, except corrugated containers and sheets)

Paper
Uncoated free sheet	$855	$790	$851	$768
Containerboard (medium)	422	388	422	365
Market pulp	535	420	527	402

Packaging & Newsprint
Containerboard (linerboard)	$379	$354	$377	$334
Newsprint	494	546	510	537
Corrugated containers and sheets ($/msf)	51	49	51	48

Operating Results

Sales

For the three months ended June 30, 2007, total sales decreased $111.4 million, or 7%, compared with the same period a year ago. For the six months ended June 30, 2007, total sales decreased $260.7 million, or 9%. In both periods, sales in Paper and Packaging & Newsprint increased, while sales in Building Materials Distribution and Wood Products declined, compared with the same periods a year ago. The increase in both of our paper businesses is driven by improved pricing in the current year relative to the same periods of 2006 in most of the paper grades we produce. The lower sales in both of our building materials-related businesses continued to reflect the softer new residential construction market.

Building Materials Distribution.  Sales decreased $109.0 million, or 13%, to $723.7 million for the three months ended June 30, 2007, from $832.7 million in the same period a year ago. During the six months ended June 30, 2007, sales decreased $262.1 million, or 16%, to $1,332.4 million from $1,594.5 million in the prior year. Relative to the three and six months ended June 30, 2006, the decrease in sales was driven by lower end-use demand in new residential construction markets, which resulted in lower volumes as well as lower prices for many of the products we sell.

Wood Products.  Sales decreased $36.0 million, or 11%, to $278.7 million for the three months ended June 30, 2007, from $314.7 million for the three months ended June 30, 2006. During the six months ended June 30, 2007, sales decreased $94.7 million, or 15%, to $532.6 million from $627.3 million in the same period a year ago. The decrease was driven primarily by lower volumes and prices driven by lower new residential construction activity. During the three months ended June 30, 2007, prices for LVL and I-joists decreased 10% and 7%, relative to the same period in 2006, and lumber prices decreased 12%. While plywood prices were down only 1% in second quarter 2007, compared with the same period in 2006, plywood prices during the six months ended June 30, 2007, were down 7%, reflecting significantly lower plywood prices in first quarter 2007, compared with the same period in 2006.

Paper.  Sales increased $19.4 million, or 5%, to $401.1 million for the three months ended June 30, 2007, from $381.7 million for the three months ended June 30, 2006. During the six months ended June 30, 2007, sales increased $44.0 million, or 6%, to $796.1 million from $752.1 million in the same period a year ago. Comparing second quarter 2007 with second quarter 2006, prices were higher for commodity papers, specialty and premium papers, market pulp, and corrugating medium by 10%, 6%, 27%, and 9%, respectively. Comparing the first six months of 2007 with the same period in 2006, prices for commodity papers, specialty and premium papers, market pulp, and corrugating medium increased 14%, 6%, 31%, and 16%, respectively. The increase in sales during both periods was driven by improved pricing in many of our paper grades as a relatively strong worldwide economy coupled with stable industry supply allowed us to fully implement our announced price increases. The U.S. market continued to be assisted by a relatively weak U.S. currency, which made other markets more attractive to offshore producers.

Packaging & Newsprint. Sales increased $2.1 million, or 1%, to $192.9 million for the three months ended June 30, 2007, from $190.8 million for the three months ended June 30, 2006. During the six months ended June 30, 2007, sales increased $17.3 million, or 5%, to $386.9 million from $369.6 million in the same period a year ago. The increase in sales was driven by linerboard and corrugated container and sheet prices, which were up 7% and 4%, respectively, in second quarter 2007, compared with the same period in 2006. These increases were offset, in part, by lower newsprint prices, which decreased 10% during second quarter 2007, compared with second quarter 2006, as demand continued to weaken. Comparing the six months ended June 30, 2007, with the same period a year ago, sales increased due to higher linerboard and corrugated container and sheet prices, which increased 13% and 6%, respectively. The price increases were aided by a supply-demand balance that reflected the relatively strong worldwide economy, coupled with a relatively weak U.S. currency.

Costs and Expenses

Materials, labor, and other operating expenses decreased $92.2 million, or 7%, to $1.3 billion for the three months ended June 30, 2007, from $1.4 billion during the same period in the prior year. Relative to the six months ended June 30, 2007, these expenses decreased $246.1 million, or 9%, to $2.4 billion, compared with $2.7 billion in the prior year. The decrease in both comparison periods was driven by lower purchased materials costs and volumes in our Building Materials Distribution segment, as lower residential construction activity drove industry volumes down, resulting in lower purchase prices for many of the materials we purchase for resale. In addition, input wood costs in our Wood Products segment were generally lower. Relative to the three and six months ended June 30, 2006, as a percent of sales, these costs remained relatively flat.

Depreciation, amortization, and depletion expenses increased $2.2 million, or 6%, to $40.7 million for the three months ended June 30, 2007, from $38.5 million during the same period in the prior year. Relative to the six months ended June 30, 2007, these expenses increased $6.0 million, or 8%, to $81.1 million, compared with $75.1 million in the prior year. As a percentage of sales, these costs increased to 2.8% and 2.9% respectively, for the three and six months ended June 30, 2007, from 2.5% in the same periods in the prior year. During both periods, the increase was primarily the result of our reviewing the estimated useful lives of some of our depreciable assets and determining that some of our assets would be used for a shorter period of time than the depreciable lives previously assigned to them. As a result, we revised our depreciation estimates to reflect the remaining expected use of the assets.

Selling and distribution expenses increased $2.1 million, or 3%, to $73.7 million for the three months ended June 30, 2007, compared with $71.6 million for the same period in the prior year. During the six months ended June 30, 2007, these costs decreased $0.7 million to $142.0 million, compared with $142.7 million during the same period a year ago. During the six months ended June 30, 2006, our Paper segment recorded a $2.3 million write-off of bad debt related to the bankruptcy of a customer. The results for both periods reflect incremental costs related to the expansion of our distribution centers in California, Florida, and Ohio in our Building Materials Distribution segment.

General and administrative expenses decreased $6.0 million, or 23%, to $20.2 million for the three months ended June 30, 2007, compared with $26.2 million for the same period in the prior year. General and administrative expenses as a percentage of sales decreased to 1.4% for the three months ended June 30, 2007, from 1.7% for the three months ended June 30, 2006. For the six months ended June 30, 2007, general and administrative expenses decreased $8.0 million, or 17%, to $39.7 million, compared with $47.7 million a year ago. As a percentage of sales these costs decreased to 1.4% from 1.6% in the prior year. Relative to the three and six months ended June 30, 2006, general and administrative expenses decreased primarily due to lower payroll and benefit costs and training expenditures, partially offset by higher lease costs.

Other (income) expense, net includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

	(millions)

Changes in retiree healthcare programs	$(4.4)	$—	$(4.4)	$(3.7)
Sales of assets, net	(1.7)	0.8	(0.7)	2.4
Project costs	—	2.1	0.3	2.1
Other, net (a)	1.0	0.3	2.3	0.3
	$(5.1)	$3.2	$(2.5)	$1.1

(a)                                  The three and six months ended June 30, 2007, included $0.7 million and $2.0 million of expense related to the closure of our paper converting facility in Salem, Oregon, which we expect to close by the end of third quarter 2007.

Income (Loss) From Operations

For the three months ended June 30, 2007, income from operations decreased $9.2 million, or 16%, to $48.6 million, compared with $57.8 million for the same period a year ago. Income from operations decreased $8.3 million, or 9%, to $81.9 million for the six months ended June 30, 2007, compared with $90.2 million during the same period in the prior year. Relative to the three months ended June 30, 2006, segment income decreased in all our operating segments. Compared with the same period in the prior year, segment income for the six months ended June 30, 2007, decreased in all of our operating segments except Paper.

Building Materials Distribution.  Segment income decreased $4.9 million, or 19%, to $20.4 million from $25.3 million for the three months ended June 30, 2006. During the six months ended June 30, 2007, segment income decreased $13.1 million, or 30%, to $30.8 million from $43.9 million in the same period a year ago. The decrease in both periods was due to lower sales volumes and prices for many of our products, reflecting the broader slowdown in new residential construction. In addition, we experienced additional costs associated with the opening of our new facility in Milton, Florida.

Wood Products.  Segment income decreased $1.5 million, or 8%, to $15.7 million for the three months ended June 30, 2007, compared with $17.2 million for the three months ended June 30, 2006. Relative to the three months ended June 30, 2006, segment income declined due to lower prices for many of our products. These were offset in part by lower input wood costs such as logs and purchased OSB used in I-joists. During the six months ended June 30, 2007, segment income decreased $16.6 million, or 46%, to $19.4 million, compared with $36.0 million in the same period a year ago. Segment income decreased primarily due to lower prices and volumes for most of our products. These decreases were offset by higher particleboard prices and by lower input wood costs such as logs and purchased OSB used in I-joists.

Paper.  Segment income decreased $1.5 million, or 10%, to $13.2 million for the three months ended June 30, 2007, compared with $14.7 million for the three months ended June 30, 2006. During the six months ended June 30, 2007, segment income increased $15.7 million, or 101%, to $31.2 million, compared with $15.5 million in the same period a year ago. Compared with the three months ended June 30, 2006, costs increased as a result of our planned outages at our mills in Wallula, International Falls, and St. Helens. We estimate that the total negative impact for the maintenance and capital shutdowns was approximately $18 million. In addition, the decrease was due to higher fiber costs for chips in the Pacific Northwest as well as higher purchased pulp prices. These cost increases were partially offset by higher product prices. The increase in income during the six months ended June 30, 2007, compared with the same period a year ago, was due primarily to higher product prices. These price increases were partially offset by higher fiber costs for chips in the Pacific Northwest as well as higher purchased pulp prices. In addition, costs increased as a result of the extended planned outages at Wallula, International Falls, and St. Helens.

Packaging & Newsprint.  Segment income decreased $11.1 million, or 83%, to $2.3 million for the three months ended June 30, 2007, compared with $13.4 million for the three months ended June 30, 2006. Relative to the three months ended June 30, 2006, the decrease in segment income resulted from lower newsprint prices coupled with higher fiber costs at our DeRidder mill due to extended rains making many areas inaccessible for harvest, driving log and chip prices higher. These negative impacts were offset in part by higher linerboard and corrugated container and sheet prices. For the six-month period ended June 30, 2007, segment income decreased $3.9 million, or 27%, to $10.4 million, compared with $14.3 million in the same period a year ago. The decrease during this period was primarily due to higher fiber costs, coupled with lower newsprint prices. These decreases were offset in part by higher linerboard and corrugated container and sheet prices, as well as higher sales volumes of both linerboard and newsprint.

Other

Change in fair value of interest rate swaps.  During second quarter 2007, in connection with the amendment and restatement of our senior secured credit facilities (the Facilities), we concluded that the interest payments on our senior unsecured floating-rate notes were no longer probable of occurring after October 2007, subsequent to when they become callable at par. As a result, during the three and six months ended June 30, 2007, we recorded the fair value of the interest rate swaps, or $5.4 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statements of Income.

Interest expense.  For the three and six months ended June 30, 2007, interest expense was $24.4 million and $46.7 million, compared with $28.6 million and $58.8 million in the same periods a year ago. The decrease in interest expense is primarily attributable to a $385.2 million decrease in long-term debt, less current portion. At June 30, 2007, our long-term debt, less current portion, was $1.2 billion, compared with $1.6 billion in the prior year. The decrease in long-term debt is primarily attributable to repaying the note payable to a related entity, Boise Land & Timber Corp., and decreased borrowings secured by receivables.

Income tax provision.  For the three and six months ended June 30, 2007, income tax expense was $3.5 million and $4.7 million, compared with $0.3 million and $1.5 million for the same periods a year ago. In both periods, the increase primarily related to income tax expense related to our cash flow hedges and the true-up of miscellaneous state income tax items. During the three and six months ended June 30, 2007, our effective tax rates for our separate subsidiaries that are taxed as a corporation were 34.4% and 34.7%, compared with 40.9% and 41.8% for the same periods in the prior year.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories, compensation, fiber, energy, and interest. For the six months ended June 30, 2007 and 2006, our operating activities provided $77.6 million and $83.1 million of cash. In 2007, items included in net income provided $125.6 million of cash. Unfavorable changes in working capital and other items used $48.0 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. In second quarter 2007, the increase in working capital was primarily attributable to higher receivables in Building Materials Distribution. Higher receivables in Building Materials Distribution reflected increased sales of approximately 46%, comparing June 2007 sales with December 2006 sales. This increase in receivables was partially offset by higher overall accounts payable and accrued liabilities.

During the six months ended June 30, 2006, our operating activities provided $83.1 million of cash. In 2006, items included in net income provided $131.8 million of cash. Unfavorable changes in working capital and other items used $48.7 million of cash from operations. The 2006 increase in working capital was primarily attributable to higher receivables in Building Materials Distribution and, to a lesser extent, increased company inventory levels. These increases were partially offset by higher overall accounts payable and accrued liabilities. Higher receivables in Building Materials Distribution reflected increased sales of approximately 36%, comparing June sales with December sales.

Investment Activities

Cash investing activities used $71.7 million for the six months ended June 30, 2007, compared with $84.4 million during the same period in 2006. In 2007, investing activities were primarily for purchases of property, plant, and equipment, which used $89.9 million of cash. Approximately $33 million of our expenditures for property, plant, and equipment related to the reconfiguration of the paper machine at our pulp and paper mill in Wallula, to produce both pressure sensitive paper and commodity uncoated free sheet. We estimate spending approximately $80 million in total for the project. As of June 30, 2007, spending on this project totaled approximately $67 million. We expect to incur the remainder during the balance of 2007. Investing activities also included $16.9 million of proceeds from the sale of assets, which included $10.1 million of net proceeds from the sale of our newly constructed building materials distribution center in Milton, Florida. In connection with the sale of our Milton facility, we leased it back over a 15-year lease term.

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

We expect capital investments in 2007 to total approximately $195 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2007 will be for expansion (such as the Wallula project described above), business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. During 2006, we spent $9 million on environmental compliance. We expect to spend approximately $10 million in 2007 for this purpose.

Financing Activities

Cash provided by financing activities was $23.8 million for the six months ended June 30, 2007, compared with $6.9 million of cash used during the same period in 2006. During the six months ended June 30, 2007, financing activities included $538.9 million of debt prepayments related to our Tranche D term loan, which was paid down primarily with the proceeds from our new $525.0 million Tranche E term loan. Cash provided by financing activities also included a $45.0 million net increase in borrowings under our accounts receivable securitization program, $2.8 million of proceeds from unwinding two of our interest rate swap agreements that were scheduled to begin in 2009, $3.2 million of cash for the repayment of short-term borrowings, and $2.8 million of cash used to pay our equity investors amounts to fund its tax obligations related to its investment in us.

In 2006, the $6.9 million of cash used for financing activities included a $65.0 million increase in our borrowings under our accounts receivable securitization program. Cash used for financing activities included $85.8 million of prepayments on our Tranche D term loan, which was paid with $27.2 million of proceeds from the sale of our headquarters building, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay on our interest rate swap agreements, $25.0 million of lower-cost receivable securitization borrowings, and other operating cash flows. Additionally, we used $10.7 million of cash to pay our equity investors amounts to fund their tax obligation related to their investment in us.

At June 30, 2007, and December 31, 2006, our short- and long-term debt and the interest rates on that debt were as follows:

	June 30, 2007			December 31, 2006
	Amount	Interest Rate Without Swaps	Interest Rate With Swaps	Amount	Interest Rate Without Swaps	Interest Rate With Swaps

	(millions)			(millions)

Revolving credit facility, due 2010	$—	N/A	N/A	$—	N/A	N/A
Tranche D term loan, due 2011	—	N/A	N/A	538.9	7.1%	6.8%
Tranche E term loan, due 2014	523.7	6.9%	6.6%	—	N/A	N/A
Senior unsecured floating-rate notes, due 2012	250.0	8.2%	7.6%	250.0	8.2%	7.6%
7.125% senior subordinated notes, due 2014	400.0	7.1%	N/A	400.0	7.1%	N/A
Borrowings secured by receivables	70.0	5.3%	N/A	25.0	5.6%	N/A
Current portion of long-term debt	(5.3)	6.9%	6.6%	—	N/A	N/A
Long-term debt, less current portion	1,238.4	7.1%	6.9%	1,213.9	7.3%	7.1%
Short-term borrowings	—	N/A	N/A	3.2	6.0%	N/A
Current portion of long-term debt	5.3	6.9%	6.6%	—	N/A	N/A
Total debt	$1,243.7			$1,217.1

Amended and Restated Facilities

On May 3, 2007, we amended and restated our senior secured credit facilities (the Facilities), which consisted of a $475.0 million revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). Our amended and restated Facilities consist of a $450.0 million revolving credit facility (due in 2010) and a $525.0 million Tranche E term loan (due in 2014). In connection with our amendment and restatement, we repaid all amounts outstanding under our Tranche D term loan. We also obtained $200 million of commitments for a delayed-draw term loan (due in 2014) that, absent unforeseen market or business conditions, we plan to use to redeem the majority of our existing senior unsecured floating-rate notes (due in 2012) when they become callable at par in October 2007.

Our amended revolving credit facility agreement permits us to borrow up to $450.0 million for general corporate purposes. At June 30, 2007, we had no borrowings outstanding under our revolving credit facility; however, $35.5 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $414.5 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the six months ended June 30, 2007, and the year ended December 31, 2006, the average interest rate for our borrowings under the revolver was 6.0%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $10.5 million during the six months ended June 30, 2007, and zero and $30.0 million during the year ended December 31, 2006. The weighted average amounts of borrowings outstanding under the revolver during the six months ended June 30, 2007 and 2006, were $0.1 million and $1.5 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At June 30, 2007, $523.7 million was outstanding under the Tranche E term loan amended and restated credit facility (including $5.3 million of current portion), and our borrowing rate was 6.9%. Borrowings under the Tranche E term loan are based on (i) the higher of the prime rate plus 0.50% or the federal funds effective rate plus 1.00% or (ii) LIBOR plus 1.50%. We are required to make scheduled principal payments on the Tranche E term loan in the amount of $2.6 million during the remainder of 2007, $5.3 million in each of 2008 through 2012, $248.7 million in 2013, and $245.9 million in 2014.

Borrowings under the Facilities are subject to financial covenants, including a requirement to maintain a minimum interest coverage ratio and a maximum limit on our leverage ratio, as well as customary nonfinancial covenants. The financial maintenance covenants are applicable only to the $450 million revolving credit portion of the agreement and function as debt incurrence covenants with respect to the remainder of the facility. At June 30, 2007 and 2006, we were in compliance with these covenants.

Senior Notes

In October 2004, Boise Cascade, L.L.C. (Boise LLC) issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At both June 30, 2007, and December 31, 2006, our borrowing rates for the $250.0 million senior unsecured floating-rate notes were 8.2%. In connection with the amendment and restatement of our Facilities, we obtained $200 million of commitments for a delayed-draw term loan that, absent unforeseen market or business conditions, we plan to use to redeem the majority of our senior unsecured floating-rate notes when they become callable at par in October 2007. The delayed-draw term loan has a commitment fee of 1.5% per annum until drawn. Once drawn, the pricing is the same as for the Tranche E term loan. We are required to make scheduled principal payments on the delayed-draw term loan in the amount of $0.5 million in 2007, $2.0 million in each of 2008 through 2012, $95.3 million in 2013, and $94.2 million in 2014.

Borrowings Secured by Receivables

In October 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At June 30, 2007, and December 31, 2006, we had $70.0 million and $25.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At June 30, 2007, and December 31, 2006, the interest rates for borrowings secured by receivables were 5.3% and 5.6%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and, at June 30, 2007, could not exceed $250.0 million. The accounts receivable securitization program contains financial covenants requiring us to maintain a minimum interest coverage ratio and a specified maximum leverage ratio.

Other

We also have other outstanding letters of credit, which are used for trade purchases. At June 30, 2007, and December 31, 2006, we had $4.2 million and $0.1 million, respectively, of outstanding letters of credit. These letters of credit do not reduce our borrowing capacity under our amended revolving credit facility.

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us effective interest rates on all of our long-term variable-rate debt of 6.8% and 7.0% at June 30, 2007, and December 31, 2006, respectively. For additional information on our interest rate swaps, see Note 14, Financial Instruments, in “Item 1.  Consolidated Financial Statements” of this Form 10-Q.

At June 30, 2007, and December 31, 2006, we had $29.2 million and $31.5 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the May 2007 amendment and restatement of our Facilities, we capitalized $2.6 million of financing costs and wrote off approximately $1.8 million of deferred financing costs. We recorded the $1.8 million charge in “Interest expense” in our Consolidated Statement of Income for the three and six months ended June 30, 2007.

At June 30, 2007, and December 31, 2006, our average effective interest rates, including the effect of our interest rate swaps, on all of our long-term debt were 6.9% and 7.1%.

For both the six months ended June 30, 2007 and 2006, cash payments for interest, net of interest capitalized, were $45.6 million.

For additional information on our interest rate swaps, see Note 14, Financial Instruments, in “Item 1.  Consolidated Financial Statements” of this Form 10-Q.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K. As of June 30, 2007, there have been no material changes to our contractual obligations outside the normal course of business, except as disclosed in “Forest Products Acquisition” under Acquisitions in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, related to amounts we could pay OfficeMax under the Additional Consideration Agreement, and those amounts disclosed in “Financing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations related to commitments under our amended and restated senior secured credit facilities, which we completed in May 2007. In addition, our lease obligations have increased in connection with the sale and lease-back of our building materials distribution center in Milton, Florida, in second quarter 2007. See Note 6, Leases, for our updated lease payment requirements.

Off-Balance-Sheet Activities

At June 30, 2007, and December 31, 2006, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 19, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2007, there have been no material changes to the guarantees disclosed in our 2006 Annual Report on Form 10-K, except that Boise Cascade Holdings, L.L.C., and its direct and indirect domestic subsidiaries, excluding foreign subsidiaries and Birch Creek, now guarantee the obligations of our amended and restated obligations discussed in “Financing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recently Adopted Accounting Standards

In January 2007, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, and began expensing the costs of periodic major overhauls and maintenance of plant and equipment as incurred. Prior to the adoption of this FSP, we charged planned shutdown maintenance costs in our Paper and Packaging & Newsprint segments to income (loss) ratably over the year. We recast our 2006 interim financial information included in this Form 10-Q using the direct expense method. As a result of adopting this FSP, we increased “Materials, labor, and other operating expenses” $2.2 million and decreased “Net income” by the same amount for the three months ended June 30, 2006. Of the $2.2 million adjustment, we reduced income $1.8 million in our Paper segment and $0.4 million in our Packaging & Newsprint segment. During the six months ended June 30, 2006, we increased “Materials, labor, and other operating expenses” $0.3 million and decreased “Net income” by the same amount. Of the $0.3 million adjustment, we increased income $1.6 million in our Paper segment and reduced income $1.9 million in our Packaging & Newsprint segment. The FSP increases the volatility of earnings in the period a planned shutdown occurs, but it has no impact on our annual results of operations.

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

In December 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R), which required us to recognize the funded status of our pension and other postretirement benefit plans on our 2006 Consolidated Balance Sheet. It also required us to recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of other comprehensive income, net of tax, in our Consolidated Statement of Capital. In connection with adopting SFAS No. 158, we reduced our liabilities $38.1 million and increased capital by about the same amount. Retrospective application was not permitted. For more information, see Note 15, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” of our 2006 Annual Report on Form 10-K.

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

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At June 30, 2007, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $20.4 million less than the amount reported on our Consolidated Balance Sheet.

During second quarter 2007, in connection with the amendment and restatement of our senior secured credit facilities, we concluded that the interest payments on our senior unsecured floating-rate notes were no longer probable of occurring after October 2007, when the notes become callable at par. As a result, during second quarter 2007, we recorded the fair value of the interest rate swaps, or $5.4 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statements of Income.

In exchange for the termination of two of our interest rate swap agreements that were scheduled to begin in 2009, we received $2.8 million that we recorded in “Accumulated other comprehensive income.” We will reclassify the $2.8 million in “Accumulated other comprehensive income” as a reduction of interest expense in 2009 and 2010.

At June 30, 2007, we had four interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. The swaps effectively hedge $500 million of our variable-rate debt exposure through 2009. Assuming no changes in interest rates, we expect to reclassify $4.1 million of amounts recorded in “Accumulated other comprehensive income” as a decrease in interest expense during the remainder of 2007. At June 30, 2007, we recorded no ineffectiveness related to these hedges.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of June 30, 2007, we had entered into derivative instruments related to approximately 10% of our forecasted natural gas purchases for July 2007 and 25% of our forecasted natural gas purchases from August 2007 through October 2007.

Foreign Currency Risk

At June 30, 2007, we had no foreign currency hedges.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level. Furthermore, the company’s management noted that as a result of their evaluation of changes in internal control over financial reporting, they identified no changes during the second quarter of 2007 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the Overview of Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A.  Risk Factors” of our 2006 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors for the six months ended June 30, 2007, from those listed in our 2006 Annual Report on Form 10-K.

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

Date:  August 14, 2007

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007

Number	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002