Form 10-Q
period 2007-09-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2007-11-07
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:  333-122770

Boise Cascade Holdings, L.L.C.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1478587 (I.R.S. Employer Identification No.)

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

The registrant, a limited liability company, has no voting or nonvoting equity held by nonaffiliates and no common stock outstanding. Equity units issued and outstanding on October 31, 2007, were as follows:

Series	Units Outstanding as of October 31, 2007

Series A Common Units	66,000,000
Series B Common Units	547,091,488
Series C Common Units	39,264,142

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

PART 1—FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30
	2007	2006

	(thousands)

Sales
Trade	$1,247,563	$1,332,187
Related parties	154,570	148,159
	1,402,133	1,480,346

Costs and expenses
Materials, labor, and other operating expenses	1,202,547	1,285,335
Depreciation, amortization, and depletion	32,273	39,274
Selling and distribution expenses	72,356	71,555
General and administrative expenses	22,597	19,725
Other (income) expense, net	390	(105)
	1,330,163	1,415,784

Income from operations	71,970	64,562

Foreign exchange gain (loss)	2,333	(89)
Interest expense	(23,356)	(28,400)
Interest income	1,274	909
	(19,749)	(27,580)

Income before income taxes	52,221	36,982
Income tax provision	(3,056)	(616)
Net income	$49,165	$36,366

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income

(unaudited)

	Nine Months Ended September 30
	2007	2006

	(thousands )

Sales
Trade	$3,699,657	$4,085,469
Related parties	471,842	424,929
	4,171,499	4,510,398

Costs and expenses
Materials, labor, and other operating expenses	3,629,740	3,958,664
Depreciation, amortization, and depletion	113,355	114,390
Selling and distribution expenses	214,384	214,239
General and administrative expenses	62,302	67,345
Other (income) expense, net	(2,155)	1,003
	4,017,626	4,355,641

Income from operations	153,873	154,757

Foreign exchange gain	4,595	1,650
Change in fair value of interest rate swaps	5,395	—
Interest expense	(70,051)	(87,186)
Interest income	2,517	2,447
	(57,544)	(83,089)

Income before income taxes	96,329	71,668
Income tax provision	(7,729)	(2,139)
Net income	$88,600	$69,529

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2007	2006

	(thousands)
ASSETS

Current
Cash and cash equivalents	$65,608	$45,169
Receivables
Trade, less allowances of $1,065 and $1,734	200,130	327,138
Related parties	8	37,986
Other	6,927	19,027
Inventories	339,130	640,826
Assets held for sale	1,856,061	—
Restricted cash held for bond redemption	200,000	—
Other	6,868	13,027
	2,674,732	1,083,173

Property
Property and equipment, net	305,897	1,462,315
Fiber farms and deposits	23,981	40,492
	329,878	1,502,807

Deferred financing costs	28,485	31,474
Goodwill	12,170	21,846
Intangible assets, net	9,773	37,507
Other assets	10,307	28,390
Total assets	$3,065,345	$2,705,197

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

(unaudited)

	September 30,	December 31,
	2007	2006

	(thousands)

LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$3,200
Current portion of long-term debt	257,250	—
Accounts payable	185,121	341,201
Accrued liabilities
Compensation and benefits	39,884	93,287
Interest payable	18,998	11,847
Other	58,840	54,600
Liabilities related to assets held for sale	349,903	—
	909,996	504,135

Debt
Long-term debt, less current portion	1,165,125	1,213,900

Other
Compensation and benefits	52,764	111,676
Other long-term liabilities	12,507	36,642
	65,271	148,318

Redeemable equity units
Series B equity units — 16,995,889 and 17,107,889 units outstanding	17,365	17,477
Series C equity units — 39,527,950 and 39,576,540 units outstanding	8,771	6,434
	26,136	23,911

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000,000 and 66,000,000 units authorized and outstanding	76,942	78,290
Series B equity units — no par value; 550,000,000 and 550,000,000 units authorized; 530,356,601 and 530,356,601 units outstanding	814,222	724,988
Series C equity units — no par value; 44,000,000 and 44,000,000 units authorized	7,653	11,655
Total capital	898,817	814,933

Total liabilities and capital	$3,065,345	$2,705,197

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30
	2007	2006

	(thousands)

Cash provided by (used for) operations
Net income	$88,600	$69,529
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	114,034	116,629
Related-party interest expense	—	12,559
Deferred income taxes	3,650	150
Pension and other postretirement benefit expense	18,945	20,671
Gain on changes in retiree healthcare programs	(4,367)	(3,741)
Change in fair value of interest rate swaps	(5,395)	—
Management equity units expense	2,337	2,750
Other	(4,944)	(525)
Decrease (increase) in working capital, net of acquisitions
Receivables	(76,577)	(54,524)
Inventories	(30,193)	(24,056)
Prepaid expenses	786	1,968
Accounts payable and accrued liabilities	18,260	34,940
Pension and other postretirement benefit payments	(888)	(842)
Current and deferred income taxes	2,578	(1,647)
Other	4,507	3,241
Cash provided by operations	131,333	177,102

Cash provided by (used for) investment
Expenditures for property and equipment	(137,247)	(105,095)
Increase in restricted cash held for bond redemption	(200,000)	—
Acquisitions of businesses and facilities	—	(42,549)
Sales of assets	18,270	42,953
Other	6,378	2,263
Cash used for investment	(312,599)	(102,428)

Cash provided by (used for) financing
Issuances of long-term debt	960,000	293,300
Payments of long-term debt	(751,525)	(400,200)
Short-term borrowings	(3,200)	—
Note payable to related party, net	—	(2,536)
Proceeds from changes to interest rate swaps	2,848	25,620
Tax distributions to members	(2,753)	(19,206)
Other	(3,665)	53
Cash provided by (used for) financing	201,705	(102,969)

Increase (decrease) in cash and cash equivalents	20,439	(28,295)

Balance at beginning of the period	45,169	88,171

Balance at end of the period	$65,608	$59,876

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital

	(thousands)

Balance at December 31, 2005	66,000	$39,885	530,357	$417,601	—	$7,535	$465,021

Net income (a)	—	—	—	71,571	—	—	71,571
Other comprehensive income, net of tax (a) (b)
Cash flow hedges	—	—	—	(10,327)	—	—	(10,327)
Minimum pension liability adjustment	—	—	—	58	—	—	58
Unfunded accumulated benefit obligation	—	—	—	37,263	—	—	37,263
Capital contributions from members	—	34,773	—	237,709	—	—	272,482
Paid-in-kind dividend	—	3,632	—	(3,632)	—	—	—
Tax distributions to members	—	—	—	(22,022)	—	—	(22,022)
Allocation of profit interest to Series C equity units	—	—	—	(4,120)	—	4,120	—
Other	—	—	—	887	—	—	887
Balance at December 31, 2006 (c)	66,000	78,290	530,357	724,988	—	11,655	814,933

Net income (a)	—	—	—	88,600	—	—	88,600
Other comprehensive income, net of tax (a) (b)
Cash flow hedges	—	—	—	850	—	—	850
Unfunded accumulated benefit obligation	—	—	—	(5,438)	—	—	(5,438)
Paid-in-kind dividend	—	4,249	—	(4,249)	—	—	—
Tax distributions to members	—	(5,597)	—	5,597	—	—	—
Reallocation of profit interest from Series C equity units	—	—	—	4,002	—	(4,002)	—
Other	—	—	—	(128)	—	—	(128)
Balance at September 30, 2007 (c)	66,000	$76,942	530,357	$814,222	—	$7,653	$898,817

(a)

Total comprehensive income for the three and nine months ended September 30, 2007, was $43.6 million and $84.0 million, compared with $19.2 million and $51.6 million for the three and nine months ended September 30, 2006.

(b)

Total other comprehensive income for the three and nine months ended September 30, 2007, was $(5.5) million and $(4.6) million, compared with $(17.2) million and $(18.0) million for the three and nine months ended September 30, 2006.

(c)	Accumulated other comprehensive income at September 30, 2007, and December 31, 2006, was $35.9 million and $40.5 million, respectively.

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

Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. Net income for the three and nine months ended September 30, 2007 and 2006, involved estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year.

                Certain amounts in prior periods’ consolidated financial statements have been recast to conform with the current period’s presentation. For more information, see the discussion of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, adopted in January 2007, in Note 15, Recently Adopted Accounting Standards.

2.             Sale of Paper and Packaging & Newsprint Assets

                In September 2007, Boise Cascade, L.L.C. (Boise LLC), our wholly owned direct subsidiary, entered into a purchase and sale agreement (PSA) with Aldabra 2 Acquisition Corp. (Aldabra) for the sale of our Paper and Packaging & Newsprint segments and most of our Corporate and Other segment for cash and shares of Aldabra common stock equal to approximately $1.625 billion, plus working capital adjustments. As part of the transaction, Aldabra intends to change its name to Boise Paper Company (BPC). Following the transaction, Boise LLC will maintain 100% ownership of our Wood Products and Building Materials Distribution segments, and we expect to own approximately 40% of BPC’s shares. The actual amount of our ownership in BPC is dependent on a number of factors, including the number of Aldabra shareholders, if any, that exercise their conversion rights.  In any event, our ownership in BPC cannot exceed 49% of BPC’s outstanding stock at the time of closing. Both companies will be headquartered in Boise, Idaho.

In September 2007, in connection with the Aldabra transaction, we reclassified the assets and liabilities of our Paper and Packaging & Newsprint segments, as well as some of the assets and liabilities included in our Corporate and Other segment, to “Assets held for sale” and “Liabilities related to assets held for sale” on our Consolidated Balance Sheet and stopped depreciating and amortizing those assets. The three and nine months ended September 30, 2007, included approximately $10.4 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale. Of the $10.4 million of lower depreciation and amortization expense, $5.4 million related to our Paper segment, $4.8 million related to our Packaging & Newsprint segment, and $0.2 million related to our Corporate and Other segment. Based on the terms of the PSA and the carrying value of the assets held for sale, no impairment exists. The equity interest that we expect to own in BPC after the transaction represents a significant continuing involvement. As a result, until the transaction is completed the operating results of the Paper and Packaging & Newsprint segments will continue to be included in continuing operations in the Consolidated Statements of Income (Loss).

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we did not recast the prior-period balance sheet for assets and liabilities held for sale to conform with the current-period presentation. At September 30, 2007, the carrying amounts of the major classes of assets and liabilities classified as “Assets held for sale” and “Liabilities related to assets held for sale” on our September 30, 2007, Consolidated Balance Sheet were as follows:

September 30,
2007

(thousands)

Assets
Accounts receivable, net	$253,387
Inventories	328,727
Property and equipment, net	1,169,280
Fiber farms and deposits	18,393
Goodwill	42,336
Intangible assets, net	23,967
Other	19,971
Assets held for sale	$1,856,061

Liabilities
Accounts payable	$170,004
Accrued compensation and benefits	72,476
Other accrued liabilities	107,423
Liabilities related to assets held for sale	$349,903

3.             Transactions With Related Parties

Sales

                During each of the periods presented, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the three months ended September 30, 2007 and 2006, sales to OfficeMax were $154.6 million and $148.1 million, respectively. Sales to OfficeMax were $471.8 million and $424.9 million for the nine months ended September 30, 2007 and 2006, respectively. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income.

Debt and Interest

                In November 2006, we repaid a related-party note payable to Boise Land & Timber Corp. in full. For the three and nine months ended September 30, 2006, interest expense in our Consolidated Statements of Income included $3.6 million and $12.6 million, respectively, of related-party interest expense.

Equity Distributions

                The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of Boise and affiliates to pay income taxes. During the nine months ended September 30, 2007, we made no cash distributions to Forest Products Holdings (FPH), our majority owner; Madison Dearborn Partners (MDP), our equity sponsor; or management investors; however, we made $2.8 million of cash distributions to OfficeMax to fund its tax obligations related to its investment in us.

                During the nine months ended September 30, 2006, we made $16.0 million of cash distributions to FPH, which in turn paid $14.2 million to MDP and $1.8 million to management investors. During this period, we also made $3.2 million of cash distributions to OfficeMax to fund its tax obligations related to its investment in us.

4.             Vendor and Customer Rebates and Allowances

                We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2007, and December 31, 2006, we had $2.0 million and $4.3 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

                We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. The rebates are recorded as a decrease in sales. At September 30, 2007, and December 31, 2006, we had $12.9 million and $23.9 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

5.             Other (Income) Expense, Net

                “Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

	(thousands)

Changes in retiree healthcare programs	$—	$—	$(4,367)	$(3,741)
Sales of assets, net	(95)	(164)	(796)	2,244
Project costs	163	—	412	2,135
Other, net (a)	322	59	2,596	365
	$390	$(105)	$(2,155)	$1,003

(a)                                  The three and nine months ended September 30, 2007, included $0.2 million and $2.2 million of expense related to the closure of our paper converting facility in Salem, Oregon, which closed in third quarter 2007.

6.             Leases

                We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $6.5 million and $6.9 million for the three months ended September 30, 2007 and 2006, and $19.1 million and $18.1 million for the nine months ended September 30, 2007 and 2006, respectively. Sublease rental income was not material in any of the periods presented.

                For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $5.5 million for the remainder of 2007, $21.3 million in 2008, $19.9 million in 2009, $18.4 million in 2010, $15.0 million in 2011, and $13.0 million in 2012, with total payments thereafter of $59.5 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

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

In third quarter 2006, we sold and leased back our Lakeville, Minnesota, and Rochelle, Illinois, building materials distribution facilities. We collected $11.0 million of sale proceeds, net of related fees and expenses, which we used to pay down our Tranche D term loan. In connection with the sale, we recorded a $1.5 million deferred gain in “Other long-term liabilities” in our Consolidated Balance Sheet, which we are recognizing as a reduction of lease expense over the life of the lease. The leases are accounted for as operating leases. The minimum lease payment requirements related to the transactions are included in the minimum lease payments disclosed above.

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

7.             Income Taxes

                The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes with respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of Boise and affiliates to pay these taxes. For the three months ended September 30, 2007 and 2006, we made zero and $8.5 million of cash distributions, respectively, to permit our equity holders to pay these taxes and $2.8 million and $19.2 million for the nine months ended September 30, 2007 and 2006, respectively. Both our senior credit facilities and the indenture governing our notes permit these distributions.

                Boise Cascade Holdings, L.L.C., or one of our subsidiaries files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, Idaho, Louisiana, Oregon, Minnesota, Texas, and Washington. We are subject to tax examinations from October 29, 2004 (our inception) to present. In third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006.

                During the three months ended September 30, 2007 and 2006, our effective tax rates for our separate subsidiaries that are taxed as corporations were 35.4% and 36.1%. Our effective tax rates were 35.0% and 40.0% for the nine months ended September 30, 2007 and 2006. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

                For the three and nine months ended September 30, 2007, income tax expense was $3.1 million and $7.7 million, compared with $0.6 million and $2.1 million for the same periods a year ago. During the three months ended September 30, 2007, the increase primarily related to income tax expense related to our cash flow hedges. During the nine months ended September 30, 2007, the increase primarily related to income tax expense related to our cash flow hedges and the true-up of miscellaneous state income tax items.

                For the three and nine months ended September 30, 2006, we received $0.1 million and $6.1 million of federal and state income tax refunds as a result of rescinding our C corporation status in fourth quarter 2005 and paid $0.7 million and $4.0 million of taxes, net of other refunds received. During the three and nine months ended September 30, 2007, we paid $0.5 million and $1.8 million of taxes, net of refunds received. At September 30, 2007, and December 31, 2006, we had $0.5 million and $0.4 million of deferred tax liabilities related to our taxable subsidiaries recorded on our Consolidated Balance Sheets.

In January 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, and it did not have a significant impact on our financial position or results of operations. On January 1, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. We recognize interest and penalties on unrecognized tax benefits in “Income tax provision” in the Consolidated Statements of Income. For the three and nine months ended September 30, 2007 and 2006, and the year ended December 31, 2006, we recognized an insignificant amount of interest and penalties in our Consolidated Statements of Income and on our Consolidated Balance Sheets.

8.                                      Receivables

                                                We have a large, diversified customer base. A large portion of our office papers sales volume is sold to OfficeMax. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. Sales to OfficeMax and Abitibi-Consolidated represent concentrations in the volumes of business transacted and concentrations of credit risk. At September 30, 2007, we had $52.7 million and $25.0 million of accounts receivable due from OfficeMax and Abitibi, respectively, and at December 31, 2006, we had $37.2 million and $30.1 million. These amounts are related to our Paper and Packaging & Newsprint segments and recorded in “Assets held for sale” on our Consolidated Balance Sheet. See Note 2, Sale of Paper and Packaging & Newsprint Assets.

                A large portion of our receivables are used to secure our borrowings under the accounts receivable securitization program described in Note 13, Debt.

9.                                      Inventories

Inventories include the following:

	September 30, 2007	December 31, 2006

	(thousands)

Finished goods and work in process	$275,778	$420,620
Logs	43,577	54,326
Other raw materials and supplies	19,775	165,880
	$339,130	$640,826

10.                               Property and Equipment, Net

Property and equipment consisted of the following asset classes:

	September 30, 2007	December 31, 2006

	(thousands)

Land and land improvements	$37,262	$72,539
Buildings and improvements	100,447	231,423
Machinery and equipment	250,945	1,338,894
Construction in progress	12,686	100,370
	401,340	1,743,226
Less accumulated depreciation	(95,443)	(280,911)
	$305,897	$1,462,315

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

                Changes in the carrying amount of our goodwill by segment are as follows:

	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total

	(thousands)

Balance at December 31, 2005	$5,593	$6,577	$1,341	$1,590	$—	$15,101

Goodwill acquired during 2006 (a)	—	—	—	7,046	—	7,046
Purchase price adjustments during 2006	—	—	—	(301)	—	(301)
Balance at December 31, 2006	5,593	6,577	1,341	8,335	—	21,846

Purchase price adjustments during 2007 (b)	—	—	32,660	—	—	32,660
Goodwill reclassified to “Assets held for sale” (Note 2)	—	—	(34,001)	(8,335)	—	(42,336)
Balance at September 30, 2007	$5,593	$6,577	$—	$—	$—	$12,170

(a)                                  On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses. In connection with the acquisition, we recorded a net $6.7 million of goodwill.

(b)                                 As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. For the third anniversary period ended October 29, 2007, we estimate that we will owe OfficeMax approximately $32.7 million, which we recorded in “Accrued liabilities, Other.”

                At September 30, 2007, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademark assets have an indefinite life and are not amortized. Customer relationships are amortized over five years. In September 2007, we stopped amortizing the intangible assets related to the Paper and Packaging & Newsprint segments when the long-lived assets were classified as held for sale. For more information, see Note 2, Sale of Paper and Packaging & Newsprint Assets.

                Intangible assets consisted of the following:

	Nine Months Ended September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,227)	873
	$11,000	$(1,227)	$9,773

	Year Ended December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(thousands)

Trade names and trademarks	$24,700	$(346)	$24,354
Customer relationships	13,400	(3,887)	9,513
Noncompete agreements	1,200	(281)	919
Technology	5,043	(2,322)	2,721
	$44,343	$(6,836)	$37,507

                Intangible asset amortization expense was $1.4 million and $3.8 million for the three and nine months ended September 30, 2007, and $1.0 million and $3.0 million for the same periods in 2006. The estimated amortization expense is $0.1 million for the remainder of 2007 and $0.4 million in 2008 and 2009. We estimate no amortization expense after 2009.

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

                At September 30, 2007, and December 31, 2006, we had $0.8 million and $11.5 million of asset retirement obligations recorded in “Other, Other long-term liabilities” on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the nine months ended September 30, 2007, and the year ended December 31, 2006:

	September 30, 2007	December 31, 2006

	(thousands)

Asset retirement obligation at beginning of period	$11,544	$11,484
Liabilities incurred	—	1,633
Accretion expense	701	1,020
Payments	—	(53)
Revisions in estimated cash flows	—	(2,540)
Asset retirement obligation reclassified to “Liabilities related to assets held for sale”	(11,466)	—
Asset retirement obligation at end of period	$779	$11,544

                We have additional asset retirement obligations with indeterminate settlement dates. The fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate the settlement dates of the obligations. These asset retirement obligations include, for example, (i) removal and disposal of potentially hazardous materials related to equipment and/or an operating facility if the equipment and/or facility were to undergo major maintenance, renovation, or demolition; (ii) wastewater treatment ponds that may be required to be drained and/or cleaned if the related operating facility is closed; and (iii) storage sites or owned facilities for which removal and/or disposal of chemicals and other related materials are required if the operating facility is closed. We will recognize a liability in the period in which sufficient information becomes available to reasonably estimate the fair value of these obligations.

13.          Debt

                At September 30, 2007, and December 31, 2006, our short- and long-term debt and the interest rates on that debt were as follows:

	September 30, 2007				December 31, 2006
	Amount		Interest Rate Without Swaps	Interest Rate With Swaps	Amount		Interest Rate Without Swaps	Interest Rate With Swaps

	(thousands	)			(thousands	)

Revolving credit facility, due 2010	$—		N/A	N/A	$—		N/A	N/A
Tranche D term loan, due 2011	—		N/A	N/A	538,900		7.1%	6.8%
Tranche E term loan, due 2014	522,375		6.7%	6.5%	—		N/A	N/A
Senior unsecured floating-rate notes, due 2012	250,000		8.2%	7.6%	250,000		8.2%	7.6%
7.125% senior subordinated notes, due 2014	400,000		7.1%	N/A	400,000		7.1%	N/A
Delayed-draw term loan, due 2014	200,000		6.7%	N/A	—		N/A	N/A
Borrowings secured by receivables	50,000		5.8%	N/A	25,000		5.6%	N/A
Current portion of long-term debt	(257,250)		8.2%	7.6%	—		N/A	N/A
Long-term debt, less current portion	1,165,125		6.8%	6.7%	1,213,900		7.3%	7.1%
Short-term borrowings	—		N/A	N/A	3,200		6.0%	N/A
Current portion of long-term debt	257,250		8.2%	7.6%	—		N/A	N/A
Total debt	$1,422,375				$1,217,100

Amended and Restated Facilities

                On May 3, 2007, we amended and restated our senior secured credit facilities (the Facilities), which consisted of a $475.0 million revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). Our amended and restated Facilities consist of a $450.0 million revolving credit facility (due in 2010) and a $525.0 million Tranche E term loan (due in 2014). In connection with our amendment and restatement, we repaid all amounts outstanding under our Tranche D term loan. We also obtained a $200 million delayed-draw term loan (due in 2014) that we used to redeem the majority of our existing senior unsecured floating-rate notes (due in 2012) when they became callable at par in October 2007.

                Our amended revolving credit facility agreement permits us to borrow up to $450.0 million for general corporate purposes. At September 30, 2007, we had no borrowings outstanding under our revolving credit facility; however, $34.5 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $415.5 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the nine months ended September 30, 2007, and the year ended December 31, 2006, the average interest rate for our borrowings under the revolver was 6.0%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $10.5 million during the nine months ended September 30, 2007, and zero and

$30.0 million during the year ended December 31, 2006. The weighted average amounts of borrowings outstanding under the revolver during the nine months ended September 30, 2007 and 2006, were $0.1 million and $1.0 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

                At September 30, 2007, $522.4 million was outstanding under the Tranche E term loan amended and restated credit facility (including $5.3 million of current portion), and our borrowing rate was 6.7%. Borrowings under the Tranche E term loan are based on (i) the higher of the prime rate plus 0.50% or the federal funds effective rate plus 1.00% or (ii) LIBOR plus 1.50%. We are required to make scheduled principal payments on the Tranche E term loan in the amount of $1.3 million during the remainder of 2007, $5.3 million in each of 2008 through 2012, $248.7 million in 2013, and $245.9 million in 2014.

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

Senior Notes

                In October 2004, Boise Cascade, L.L.C. (Boise LLC) issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At both September 30, 2007, and December 31, 2006, our borrowing rate for the $250.0 million senior unsecured floating-rate notes was 8.2%. In connection with the amendment and restatement of our Facilities, we obtained $200 million of commitments for a delayed-draw term loan, which we borrowed against in September 2007. At September 30, 2007, the $200 million received from the delayed-draw term loan was recorded in “Restricted cash held for bond redemption” on our Consolidated Balance Sheet. The $200 million was invested in preparation for the repayment of the $250 million senior unsecured floating-rate notes in October 2007. We redeemed the notes on October 15, 2007. The delayed-draw term loan had a commitment fee of 1.5% per annum until drawn. Now that we have drawn against the term loan, the interest rate on the loan is the same as for the Tranche E term loan. We are required to make scheduled principal payments on the delayed-draw term loan in the amount of $0.5 million in 2007, $2.0 million in each of 2008 through 2012, $95.3 million in 2013, and $94.2 million in 2014.

Borrowings Secured by Receivables

                In October 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At September 30, 2007, and December 31, 2006, we had $50.0 million and $25.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At September 30, 2007, and December 31, 2006, the interest rates for borrowings secured by receivables were 5.8% and 5.6%.

                Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and, at September 30, 2007, could not exceed $250.0 million. The accounts receivable securitization program contains financial covenants requiring us to maintain a minimum interest coverage ratio and a specified maximum leverage ratio.

Other

                We also have other outstanding letters of credit, which are used for trade purchases. At September 30, 2007, and December 31, 2006, we had $1.2 million and $0.1 million, respectively, of outstanding letters of credit. These letters of credit do not reduce our borrowing capacity under our amended revolving credit facility.

                We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us effective interest rates on all of our long-term variable-rate debt (less current portion) of 6.5% and 7.0% at September 30, 2007, and December 31, 2006, respectively. For additional information on our interest rate swaps, see Note 14, Financial Instruments.

                At September 30, 2007, and December 31, 2006, we had $28.5 million and $31.5 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the May 2007 amendment and restatement of our Facilities, we capitalized $2.6 million of financing costs and wrote off approximately $1.8 million of deferred financing costs. We recorded the $1.8 million charge in “Interest expense” in our Consolidated Statement of Income for the nine months ended September 30, 2007. In fourth quarter 2007, in connection with the repayment of the $250 million senior unsecured floating-rate notes, we wrote off $4.5 million of related deferred financing costs as a charge to interest expense.

                At September 30, 2007, and December 31, 2006, our average effective interest rates, including the effect of our interest rate swaps, on all of our long-term debt (less current portion) were 6.7% and 7.1%.

                For the nine months ended September 30, 2007 and 2006, cash payments for interest, net of interest capitalized, were $62.2 million and $63.9 million.

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

Interest Rate Risk

                Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At September 30, 2007, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $16.8 million less than the amount reported on our Consolidated Balance Sheet.

                If the announced sale of our Paper and Packaging & Newsprint assets goes through, we plan to use the proceeds from the transaction to pay down debt. In October 2007, we concluded that the interest payments on our variable rate debt were no longer probable of occurring after March 2008. As a result, in fourth quarter 2007, we recorded $3.0 million of income in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income.

                During second quarter 2007, in connection with the amendment and restatement of our Facilities, we concluded that the interest payments on our senior unsecured floating-rate notes were no longer probable of occurring after October 2007, when the notes became callable at par. As a result, during second quarter 2007, we recorded the fair value of the interest rate swaps, or $5.4 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statements of Income.

                In June 2007, in exchange for the termination of two of our interest rate swap agreements that were scheduled to begin in 2009, we received $2.8 million that we recorded in “Accumulated other comprehensive income.” We will reclassify the $2.8 million in “Accumulated other comprehensive income” as a reduction of interest expense in 2009 and 2010.

                At September 30, 2007, we had four interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. The swaps effectively hedge $500 million of our variable-rate debt exposure through 2009. Assuming no changes in interest rates, we expect to reclassify $1.4 million of amounts recorded in “Accumulated other comprehensive income” as a decrease in interest expense during the remainder of 2007. At September 30, 2007, we recorded no ineffectiveness related to these hedges.

Energy Risk

                We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of September 30, 2007, we had entered into derivative instruments related to approximately 25% of our forecasted natural gas purchases through March 2008. We have elected to account for these instruments as economic hedges and record the changes in fair value in our Consolidated Statements of Income.

Foreign Currency Risk

                At September 30, 2007, we had no foreign currency hedges.

15.          Recently Adopted Accounting Standards

                In January 2007, we adopted FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, and began expensing the costs of periodic major overhauls and maintenance of plant and equipment as incurred. Prior to the adoption of this FSP, we charged planned shutdown maintenance costs in our Paper and Packaging & Newsprint segments to income (loss) ratably over the year. We recast our 2006 interim financial information included in this Form 10-Q using the direct expense method. As a result of adopting this FSP, we decreased “Materials, labor, and other operating expenses” $1.4 million and increased “Net income” by the same amount for the three months ended September 30, 2006. Of the $1.4 million adjustment, we increased income $0.5 million in our Paper segment and $0.9 million in our Packaging & Newsprint segment. During the nine months ended September 30, 2006, we decreased “Materials, labor, and other operating expenses” $1.1 million and increased “Net income” by the same amount. Of the $1.1 million adjustment, we increased income $2.1 million in our Paper segment and reduced income $1.0 million in our Packaging & Newsprint segment. The FSP increases the volatility of earnings in the period a planned shutdown occurs, but it has no impact on our annual results of operations.

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

                In February 2006, we adopted FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FAS 123(R)-4 requires companies to assess the probability that a contingent cash settlement event will occur when it determines the classification of options or other similar instruments issued as part of employee compensation arrangements. Because redemption by Forest Products Holdings, our equity sponsor, and the expected parallel redemptions of the Series B and Series C equity units granted to our employees under the Management Equity Agreement are a contingent event outside employees’ control, we account for the units using equity plan accounting in accordance with FAS 123(R)-4.

16.          Retirement and Benefit Plans

                The following table presents the components of net periodic pension and postretirement benefit costs in accordance with revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits:

	Pension Benefits		Other Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006

	(thousands)

Service cost (gain)	$5,909	$6,246	$(9)	$54
Interest cost	9,743	8,835	10	97
Expected return on plan assets	(9,786)	(8,902)	—	—
Recognized actuarial loss (gain)	130	69	(34)	—
Amortization of prior service costs and other	322	186	—	—
Company-sponsored plans	6,318	6,434	(33)	151
Multiemployer pension plans	122	108	—	—
Net periodic benefit cost (gain)	$6,440	$6,542	$(33)	$151

	Pension Benefits		Other Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

	(thousands)

Service cost	$17,271	$18,684	$75	$161
Interest cost	28,550	25,726	237	283
Expected return on plan assets	(28,600)	(26,013)	—	—
Recognized actuarial loss (gain)	390	208	(34)	—
Amortization of prior service costs and other	867	410	—	—
Curtailment (gain) loss	(181)	822	—	—
Company-sponsored plans	18,297	19,837	278	444
Multiemployer pension plans	370	390	—	—
Net periodic benefit cost	$18,667	$20,227	$278	$444

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

At September 30, 2007, we had approximately $4,000 of restructuring reserves related to severance costs recorded in “Accrued liabilities, Compensation and benefits” on our Consolidated Balance Sheet. The 2004 restructuring reserve related to approximately 350 terminated employees and is recorded in Corporate and Other. Restructuring reserve liability account activity related to these charges is as follows:

	Severance	Other	Total

	(thousands)

2004 restructuring reserve	$13,768	$501	$14,269
Charges against reserve	(1,012)	(1)	(1,013)
Restructuring reserve at December 31, 2004	12,756	500	13,256

Additions to restructuring reserve	6,913	221	7,134
Charges against reserve	(16,162)	(593)	(16,755)
Restructuring reserve at December 31, 2005	3,507	128	3,635

Charges against reserve	(2,894)	(128)	(3,022)
Restructuring reserve at December 31, 2006	613	—	613

Charges against reserve	(510)	—	(510)
Severance reserve reclassified to “Liabilities related to assets held for sale”	(99)	—	(99)
Restructuring reserve at September 30, 2007	$4	$—	$4

18.        Segment Information

                There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 18, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K.

                An analysis of our operations by segment is as follows:

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Party	segment	Total	Taxes	Depletion	(d)

	(millions)

Three Months Ended September 30, 2007
Building Materials Distribution	$686.6	$—	$—	$686.6	$16.1	$1.8	$18.0
Wood Products	151.6	—	110.0	261.6	9.2	7.1	16.3
Paper	231.5	154.6	16.0	402.1	49.5	12.0	61.5
Packaging & Newsprint	173.7	—	19.3	193.0	4.2	10.3	14.5
Corporate and Other	4.1	—	11.2	15.3	(4.7)	1.1	(3.7)
	1,247.5	154.6	156.5	1,558.6	74.3	32.3	106.6
Intersegment eliminations	—	—	(156.5)	(156.5)	—	—	—
Interest expense	—	—	—	—	(23.4)	—	—
Interest income	—	—	—	—	1.3	—	—
	$1,247.5	$154.6	$—	$1,402.1	$52.2	$32.3	$106.6

					Income		Depreciation,
	Sales				(Loss)		Amortization,
		Related	Inter-		Before		and	EBITDA
	Trade	Party	segment	Total	Taxes		Depletion	(d)

	(millions)

Three Months Ended
September 30, 2006
Building Materials Distribution	$756.6	$—	$—	$756.6	$19.4		$2.4	$21.7
Wood Products	176.6	—	122.5	299.1	5.6		7.1	12.7
Paper	209.5	148.1	15.9	373.5	31.3		15.7	47.0
Packaging & Newsprint	185.3	—	21.5	206.8	16.5		12.8	29.2
Corporate and Other	4.2	—	10.6	14.8	(8.3)		1.3	(6.9)
	1,332.2	148.1	170.5	1,650.8	64.5		39.3	103.7
Intersegment eliminations	—	—	(170.5)	(170.5)	—		—	—
Interest expense	—	—	—	—	(28.4)		—	—
Interest income	—	—	—	—	0.9		—	—
	$1,332.2	$148.1	$—	$1,480.3	$37.0		$39.3	$103.7

					Income		Depreciation,
	Sales				(Loss)		Amortization,
		Related	Inter-		Before		and	EBITDA
	Trade	Party	segment	Total	Taxes		Depletion	(d)

	(millions)

Nine Months Ended
September 30, 2007
Building Materials Distribution	$2,018.8	$—	$0.2	$2,019.0	$47.0		$5.6	$52.5
Wood Products	465.0	—	329.2	794.2	28.6		22.0	50.6
Paper	680.6	471.8	45.9	1,198.3	80.7		44.7	125.4
Packaging & Newsprint	524.4	—	55.5	579.9	14.6		37.6	52.2
Corporate and Other	10.9	—	32.6	43.5	(12.4	) (a)	3.5	(8.9	) (a)
	3,699.7	471.8	463.4	4,634.9	158.5		113.4	271.8
Intersegment eliminations	—	—	(463.4)	(463.4)	—		—	—
Change in fair value of interest rate swaps (b)	—	—	—	—	5.4		—	—
Interest expense (c)	—	—	—	—	(70.1)		—	—
Interest income	—	—	—	—	2.5		—	—
	$3,699.7	$471.8	$—	$4,171.5	$96.3		$113.4	$271.8

					Income		Depreciation,
	Sales				(Loss)		Amortization,
		Related	Inter-		Before		and	EBITDA
	Trade	Party	segment	Total	Taxes		Depletion	(d)

	(millions)

Nine Months Ended
September 30, 2006
Building Materials Distribution	$2,351.1	$—	$0.1	$2,351.2	$63.3		$7.1	$70.4
Wood Products	545.4	—	381.0	926.4	41.6		20.1	61.7
Paper	658.7	424.9	41.9	1,125.5	46.8		45.8	92.6
Packaging & Newsprint	516.5	—	59.9	576.4	30.7		37.5	68.3
Corporate and Other	13.8	—	33.5	47.3	(26.0	) (a)	3.9	(22.2	) (a)
	4,085.5	424.9	516.4	5,026.8	156.4		114.4	270.8
Intersegment eliminations	—	—	(516.4)	(516.4)	—		—	—
Interest expense	—	—	—	—	(87.2)		—	—
Interest income	—	—	—	—	2.4		—	—
	$4,085.5	$424.9	$—	$4,510.4	$71.6		$114.4	$270.8

(a)                                  The nine months ended September 30, 2007 and 2006, include a $4.4 million and $3.7 million gain, respectively, for changes in our retiree healthcare programs.

(b)                                 Includes the change in the fair value of interest rate swaps related to the anticipated repayment of our senior unsecured floating-rate notes in October 2007.

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

                                                The following is a reconciliation of net income to EBITDA:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

	(millions)

Net income	$49.2	$36.4	$88.6	$69.5
Change in fair value of interest rate swaps	—	—	(5.4)	—
Interest expense	23.4	28.4	70.1	87.2
Interest income	(1.3)	(0.9)	(2.5)	(2.4)
Income tax provision	3.1	0.6	7.7	2.1
Depreciation, amortization, and depletion	32.3	39.3	113.4	114.4
EBITDA	$106.6	$103.7	$271.8	$270.8

19.          Commitments and Guarantees

Commitments

We have commitments for fiber, leases, and long-term debt that are discussed further in Note 1, Summary of Significant Accounting Policies; Note 7, Leases; and Note 13, Debt, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At September 30, 2007, there have been no material changes to our commitments, except as they relate to amounts we estimate we owe OfficeMax under the Additional Consideration Agreement (discussed below), our commitments under our amended and restated senior secured credit facilities, discussed in Note 13, Debt, and changes to our lease commitments for the incremental lease expense in our Building Materials Distribution segment as we continue to grow and expand the business. The updated lease payment stream for all of our leases is disclosed in Note 6, Leases.

Additional Consideration Agreement

                As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Under the Additional Consideration Agreement, we could pay to OfficeMax, or OfficeMax could pay to us, a maximum aggregate amount of $125.0 million, in each case net of payments received. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. For the third anniversary period ended October 29, 2007, we estimate that we will owe OfficeMax approximately $32.7 million under the Additional Consideration Agreement, which we recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet. Pursuant to the Additional Consideration Agreement, the payment will be treated as an adjustment to the purchase price and, therefore, will not be reported in our Consolidated Statement of Income but will be included in EBITDA for purposes of certain covenants under our debt agreements. For more information about the Additional Consideration Agreement, see “Item 13.  Certain Relationships and Related Transactions, and Director Independence” of our 2006 Annual Report on Form 10-K.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 19, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K, describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2007, there have been no material changes to the guarantees disclosed in our 2006 Annual Report on Form 10-K, except that Boise Cascade Holdings, L.L.C., and its direct and indirect domestic subsidiaries, excluding foreign subsidiaries and Birch Creek, now guarantee the obligations of our amended and restated obligations discussed in Note13, Debt. See Note 13 for more information related to the amended and restated Facilities.

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

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended September 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

Sales
Trade	$—	$—	$1,240,525	$7,038	$—	$1,247,563
Intercompany	—	869	1	23,103	(23,973)	—
Related parties	—	—	154,570	—	—	154,570
	—	869	1,395,096	30,141	(23,973)	1,402,133

Costs and expenses
Materials, labor, and other operating expenses	—	572	1,195,260	20,406	(13,691)	1,202,547
Depreciation, amortization, and depletion	—	838	30,399	1,036	—	32,273
Selling and distribution expenses	—	—	71,656	700	—	72,356
General and administrative expenses	—	7,520	24,644	715	(10,282)	22,597
Other (income) expense, net	—	440	(537)	487	—	390
	—	9,370	1,321,422	23,344	(23,973)	1,330,163

Income (loss) from operations	—	(8,501)	73,674	6,797	—	71,970

Foreign exchange gain (loss)	—	13,817	1,172	(12,656)	—	2,333
Interest expense	—	(21,547)	—	(1,809)	—	(23,356)
Interest expense—intercompany	—	(187)	—	(6,172)	6,359	—
Interest income	—	1,242	32	—	—	1,274
Interest income—intercompany	—	29	6,330	—	(6,359)	—
	—	(6,646)	7,534	(20,637)	—	(19,749)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(15,147)	81,208	(13,840)	—	52,221
Income tax provision	—	(2,254)	(802)	—	—	(3,056)

Income (loss) before equity in net income (loss) of affiliates	—	(17,401)	80,406	(13,840)	—	49,165

Equity in net income (loss) of affiliates	49,165	66,566	—	—	(115,731)	—
Net income (loss)	$49,165	$49,165	$80,406	$(13,840)	$(115,731)	$49,165

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended September 30, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

Sales
Trade	$—	$—	$1,317,055	$15,132	$—	$1,332,187
Intercompany	—	855	2	20,670	(21,527)	—
Related parties	—	—	148,159	—	—	148,159
	—	855	1,465,216	35,802	(21,527)	1,480,346

Costs and expenses
Materials, labor, and other operating expenses	—	2,931	1,267,468	27,703	(12,767)	1,285,335
Depreciation, amortization, and depletion	—	977	37,219	1,078	—	39,274
Selling and distribution expenses	—	—	71,029	526	—	71,555
General and administrative expenses	—	5,590	22,173	722	(8,760)	19,725
Other (income) expense, net	—	72	(931)	754	—	(105)
	—	9,570	1,396,958	30,783	(21,527)	1,415,784

Income (loss) from operations	—	(8,715)	68,258	5,019	—	64,562

Foreign exchange gain (loss)	—	(182)	(125)	218	—	(89)
Interest expense	—	(25,649)	—	(2,751)	—	(28,400)
Interest expense—intercompany	—	(133)	—	(5,555)	5,688	—
Interest income	—	844	37	28	—	909
Interest income—intercompany	—	47	5,641	—	(5,688)	—
	—	(25,073)	5,553	(8,060)	—	(27,580)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(33,788)	73,811	(3,041)	—	36,982
Income tax provision	—	(5)	(611)	—	—	(616)

Income (loss) before equity in net income (loss) of affiliates	—	(33,793)	73,200	(3,041)	—	36,366

Equity in net income (loss) of affiliates	36,366	70,159	—	—	(106,525)	—
Net income (loss)	$36,366	$36,366	$73,200	$(3,041)	$(106,525)	$36,366

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

Sales
Trade	$—	$—	$3,677,842	$21,815	$—	$3,699,657
Intercompany	—	2,607	2	68,332	(70,941)	—
Related parties	—	—	471,842	—	—	471,842
	—	2,607	4,149,686	90,147	(70,941)	4,171,499

Costs and expenses
Materials, labor, and other operating expenses	—	1,387	3,611,149	62,617	(45,413)	3,629,740
Depreciation, amortization, and depletion	—	2,736	107,490	3,129	—	113,355
Selling and distribution expenses	—	—	212,327	2,057	—	214,384
General and administrative expenses	—	21,568	64,188	2,074	(25,528)	62,302
Other (income) expense, net	—	(3,182)	(1,108)	2,135	—	(2,155)
	—	22,509	3,994,046	72,012	(70,941)	4,017,626

Income (loss) from operations	—	(19,902)	155,640	18,135	—	153,873

Foreign exchange gain (loss)	—	29,176	2,166	(26,747)	—	4,595
Change in fair value of interest rate swaps	—	5,395	—	—	—	5,395
Interest expense	—	(64,318)	—	(5,733)	—	(70,051)
Interest expense—intercompany	—	(469)	—	(15,554)	16,023	—
Interest income	—	2,374	110	33	—	2,517
Interest income—intercompany	—	61	15,962	—	(16,023)	—
	—	(27,781)	18,238	(48,001)	—	(57,544)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(47,683)	173,878	(29,866)	—	96,329
Income tax provision	—	(5,565)	(2,164)	—	—	(7,729)

Income (loss) before equity in net income (loss) of affiliates	—	(53,248)	171,714	(29,866)	—	88,600

Equity in net income (loss) of affiliates	88,600	141,848	—	—	(230,448)	—
Net income (loss)	$88,600	$88,600	$171,714	$(29,866)	$(230,448)	$88,600

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

Sales
Trade	$—	$—	$4,037,032	$48,437	$—	$4,085,469
Intercompany	—	3,422	1,238	59,494	(64,154)	—
Related parties	—	—	424,929	—	—	424,929
	—	3,422	4,463,199	107,931	(64,154)	4,510,398

Costs and expenses
Materials, labor, and other operating expenses	—	4,325	3,907,228	89,745	(42,634)	3,958,664
Depreciation, amortization, and depletion	—	2,844	108,404	3,142	—	114,390
Selling and distribution expenses	—	—	212,527	1,712	—	214,239
General and administrative expenses	—	26,091	60,801	1,973	(21,520)	67,345
Other (income) expense, net	—	419	(1,819)	2,403	—	1,003
	—	33,679	4,287,141	98,975	(64,154)	4,355,641

Income (loss) from operations	—	(30,257)	176,058	8,956	—	154,757

Foreign exchange gain (loss)	—	4,511	278	(3,139)	—	1,650
Interest expense	—	(79,436)	—	(7,750)	—	(87,186)
Interest expense—intercompany	—	(379)	—	(14,067)	14,446	—
Interest income	—	2,230	156	61	—	2,447
Interest income—intercompany	—	160	14,286	—	(14,446)	—
	—	(72,914)	14,720	(24,895)	—	(83,089)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(103,171)	190,778	(15,939)	—	71,668
Income tax provision	—	(10)	(2,129)	—	—	(2,139)

Income (loss) before equity in net income (loss) of affiliates	—	(103,181)	188,649	(15,939)	—	69,529

Equity in net income (loss) of affiliates	69,529	172,710	—	—	(242,239)	—
Net income (loss)	$69,529	$69,529	$188,649	$(15,939)	$(242,239)	$69,529

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at September 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

ASSETS

Current
Cash and cash equivalents	$1	$65,361	$21	$225	$—	$65,608
Receivables
Trade, less allowances	—	—	(3,382)	203,512	—	200,130
Intercompany	—	—	56	1,487	(1,543)	—
Related parties	—	8	—	—	—	8
Other	—	616	4,731	1,580	—	6,927
Inventories	—	7	322,857	16,266	—	339,130
Assets held for sale	—	13,148	1,617,539	225,374	—	1,856,061
Restricted cash held for bond redemption	—	200,000	—	—	—	200,000
Other	—	3,034	3,058	776	—	6,868
	1	282,174	1,944,880	449,220	(1,543)	2,674,732

Property
Property and equipment, net	—	2,872	273,139	29,886	—	305,897
Fiber farms and deposits	—	—	8,755	15,226	—	23,981
	—	2,872	281,894	45,112	—	329,878

Deferred financing costs	—	28,297	—	188	—	28,485
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,773	—	—	9,773
Investments in affiliates	924,952	827,315	—	—	(1,752,267)	—
Other assets	—	3,391	3,924	2,992	—	10,307
Total assets	$924,953	$1,144,049	$2,252,641	$497,512	$(1,753,810)	$3,065,345

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at September 30, 2007 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$257,250	$—	$—	$—	$257,250
Accounts payable
Trade	—	17,761	161,191	6,169	—	185,121
Intercompany	—	—	1,487	56	(1,543)	—
Accrued liabilities
Compensation and benefits	—	12,391	26,399	1,094	—	39,884
Interest payable	—	18,459	—	539	—	18,998
Other	—	36,403	18,174	4,263	—	58,840
Liabilities related to assets held for sale	—	118,624	231,279	—	—	349,903
	—	460,888	438,530	12,121	(1,543)	909,996

Debt
Long-term debt, less current portion	—	1,115,125	—	50,000	—	1,165,125

Other
Compensation and benefits	—	52,764	—	—	—	52,764
Other long-term liabilities	—	7,801	4,706	—	—	12,507
	—	60,565	4,706	—	—	65,271

Due to (from) affiliates	—	(1,417,481)	1,035,424	382,057	—	—

Redeemable equity units
Series B equity units	17,365	—	—	—	—	17,365
Series C equity units	8,771	—	—	—	—	8,771
Redeemable equity units	—	26,136	—	—	(26,136)	—
	26,136	26,136	—	—	(26,136)	26,136

Commitments and contingent liabilities

Capital
Series A equity units	76,942	—	—	—	—	76,942
Series B equity units	814,222	—	—	—	—	814,222
Series C equity units	7,653	—	—	—	—	7,653
Subsidiary equity	—	898,816	773,981	53,334	(1,726,131)	—
Total capital	898,817	898,816	773,981	53,334	(1,726,131)	898,817
Total liabilities and capital	$924,953	$1,144,049	$2,252,641	$497,512	$(1,753,810)	$3,065,345

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

ASSETS

Current
Cash and cash equivalents	$—	$42,962	$32	$2,175	$—	$45,169
Receivables
Trade, less allowances	—	—	135	327,003	—	327,138
Intercompany	—	—	3,956	1,988	(5,944)	—
Related parties	—	695	3,430	33,861	—	37,986
Other	—	1,447	16,707	873	—	19,027
Inventories	—	17	625,575	15,234	—	640,826
Other	—	6,123	6,258	646	—	13,027
	—	51,244	656,093	381,780	(5,944)	1,083,173

Property
Property and equipment, net	—	8,911	1,421,512	31,892	—	1,462,315
Fiber farms and deposits	—	—	27,008	13,484	—	40,492
	—	8,911	1,448,520	45,376	—	1,502,807

Deferred financing costs	—	31,156	—	318	—	31,474
Goodwill	—	—	21,846	—	—	21,846
Intangible assets, net	—	—	37,507	—	—	37,507
Investments in affiliates	838,844	685,467	—	—	(1,524,311)	—
Other assets	—	10,539	15,043	2,808	—	28,390
Total assets	$838,844	$787,317	$2,179,009	$430,282	$(1,530,255)	$2,705,197

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2006 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$3,200	$—	$—	$—	$3,200
Accounts payable
Trade	—	32,860	303,732	4,609	—	341,201
Intercompany	—	2,752	1,988	1,204	(5,944)	—
Accrued liabilities
Compensation and benefits	—	22,793	69,847	647	—	93,287
Interest payable	—	11,213	—	634	—	11,847
Other	—	16,317	32,155	6,128	—	54,600
	—	89,135	407,722	13,222	(5,944)	504,135

Debt
Long-term debt	—	1,188,900	—	25,000	—	1,213,900

Other
Compensation and benefits	—	111,676	—	—	—	111,676
Other long-term liabilities	—	23,180	13,462	—	—	36,642
	—	134,856	13,462	—	—	148,318

Due to (from) affiliates	—	(1,464,418)	1,155,558	308,860	—	—

Redeemable equity units
Series B equity units	17,477	—	—	—	—	17,477
Series C equity units	6,434	—	—	—	—	6,434
Redeemable equity units	—	23,911	—	—	(23,911)	—
	23,911	23,911	—	—	(23,911)	23,911

Commitments and contingent liabilities

Capital
Series A equity units	78,290	—	—	—	—	78,290
Series B equity units	724,988	—	—	—	—	724,988
Series C equity units	11,655	—	—	—	—	11,655
Subsidiary equity	—	814,933	602,267	83,200	(1,500,400)	—
Total capital	814,933	814,933	602,267	83,200	(1,500,400)	814,933
Total liabilities and capital	$838,844	$787,317	$2,179,009	$430,282	$(1,530,255)	$2,705,197

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

Cash provided by (used for) operations
Net income (loss)	$88,600	$88,600	$171,714	$(29,866)	$(230,448)	$88,600
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(88,600)	(141,848)	—	—	230,448	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	3,285	107,490	3,259	—	114,034
Related-party interest expense	—	469	—	15,554	(16,023)	—
Related-party interest income	—	(61)	(15,962)	—	16,023	—
Deferred income taxes	—	3,555	95	—	—	3,650
Pension and other postretirement benefit expense	—	18,945	—	—	—	18,945
Gain on changes in retiree healthcare programs	—	(4,367)	—	—	—	(4,367)
Change in fair value of interest rate swaps	—	(5,395)	—	—	—	(5,395)
Management equity units expense	—	2,337	—	—	—	2,337
Other	—	(28,978)	(2,772)	26,806	—	(4,944)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	1,209	(5,157)	(68,228)	(4,401)	(76,577)
Inventories	—	3	(29,164)	(1,032)	—	(30,193)
Prepaid expenses	—	3,037	(2,121)	(130)	—	786
Accounts payable and accrued liabilities	—	(5,606)	20,566	(1,101)	4,401	18,260
Pension and other postretirement benefit payments	—	(888)	—	—	—	(888)
Current and deferred income taxes	—	2,180	612	(214)	—	2,578
Other	—	4,299	216	(8)	—	4,507
Cash provided by (used for) operations	—	(59,224)	245,517	(54,960)	—	131,333

Cash provided by (used for) investment
Expenditures for property and equipment	—	(3,460)	(131,175)	(2,612)	—	(137,247)
Increase in restricted cash held for bond redemption	—	(200,000)	—	—	—	(200,000)
Sales of assets	—	11	18,259	—	—	18,270
Investments in affiliates	3,002	141,848	—	—	(144,850)	—
Other	—	29,179	4,220	(27,021)	—	6,378
Cash provided by (used for) investment	3,002	(32,422)	(108,696)	(29,633)	(144,850)	(312,599)

Cash provided by (used for) financing
Issuances of long-term debt	—	725,000	—	235,000	—	960,000
Payments of long-term debt	—	(541,525)	—	(210,000)	—	(751,525)
Short-term borrowings	—	(3,200)	—	—	—	(3,200)
Proceeds from changes to interest rate swaps	—	2,848	—	—	—	2,848
Tax distributions to members	(2,753)	—	—	—	—	(2,753)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(2,753)	—	—	2,753	—
Other	(248)	(3,666)	—	—	249	(3,665)
Cash provided by (used for) financing	(3,001)	176,704	—	25,000	3,002	201,705

Due to (from) affiliates	—	(62,659)	(136,832)	57,643	141,848	—

Increase (decrease) in cash and cash equivalents	1	22,399	(11)	(1,950)	—	20,439
Balance at beginning of the year	—	42,962	32	2,175	—	45,169
Balance at end of the year	$1	$65,361	$21	$225	$—	$65,608

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

	(thousands)

Cash provided by (used for) operations
Net income (loss)	$69,529	$69,529	$188,649	$(15,939)	$(242,239)	$69,529
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(69,529)	(172,710)	—	—	242,239	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	4,952	108,405	3,272	—	116,629
Related-party interest expense	—	12,938	—	14,067	(14,446)	12,559
Related-party interest income	—	(160)	(14,286)	—	14,446	—
Deferred income taxes	—	3	147	—	—	150
Pension and other postretirement benefit expense	—	20,671	—	—	—	20,671
Gain on changes in retiree healthcare programs	—	(3,741)	—	—	—	(3,741)
Management equity units expense	—	2,750	—	—	—	2,750
Other	—	(4,084)	420	3,139	—	(525)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	7,368	7,478	(72,156)	2,786	(54,524)
Inventories	—	106	(27,450)	3,288	—	(24,056)
Prepaid expenses	—	4,746	(2,575)	(203)	—	1,968
Accounts payable and accrued liabilities	—	(1,183)	34,054	4,855	(2,786)	34,940
Pension and other postretirement benefit payments	—	(842)	—	—	—	(842)
Current and deferred income taxes	—	366	(2,013)	—	—	(1,647)
Other	—	(1,022)	4,278	(15)	—	3,241
Cash provided by (used for) operations	—	(60,313)	297,107	(59,692)	—	177,102

Cash provided by (used for) investment
Expenditures for property and equipment	—	(2,125)	(100,418)	(2,552)	—	(105,095)
Acquisitions of businesses and facilities	—	—	(42,549)	—	—	(42,549)
Sales of assets	—	27,744	15,209	—	—	42,953
Investments in related parties	19,130	172,710	—	—	(191,840)	—
Other	—	4,429	790	(2,956)	—	2,263
Cash provided by (used for) investment	19,130	202,758	(126,968)	(5,508)	(191,840)	(102,428)

Cash provided by (used for) financing
Issuances of long-term debt	—	68,300	—	225,000	—	293,300
Payments of long-term debt	—	(165,200)	—	(235,000)	—	(400,200)
Note payable to related party, net	—	(2,536)	—	—	—	(2,536)
Proceeds from changes in interest rate swaps	—	25,620	—	—	—	25,620
Tax distributions to members	(19,206)	—	—	—	—	(19,206)
Tax distributions to Boise Cascade Holdings, L.L.C.	—	(19,206)	—	—	19,206	—
Other	76	61	—	(8)	(76)	53
Cash provided by (used for) financing	(19,130)	(92,961)	—	(10,008)	19,130	(102,969)

Due to (from) affiliates	—	(79,917)	(184,392)	91,599	172,710	—

Increase (decrease) in cash and cash equivalents	—	(30,433)	(14,253)	16,391	—	(28,295)
Balance at beginning of the period	—	88,171	—	—	—	88,171
Balance at end of the period	$—	$57,738	$(14,253)	$16,391	$—	$59,876

21.          Legal Proceedings and Contingencies

                We are a party to routine legal proceedings that arise in the ordinary course of our business.We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

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

This discussion and analysis also includes forward-looking statements about the proposed transaction with Aldabra 2 Acquisition Corp. (Aldabra) and our planned use of proceeds from that transaction. The Aldabra transaction is subject to a number of uncertainties, risks, and assumptions. The transaction requires approval of Aldabra's shareholders, the receipt of regulatory approvals, Aldabra's ability to obtain financing, and the satisfaction of other closing conditions. The inability to satisfy any of these requirements may have a material and negative impact on the transaction and/or its timing and may consequently affect our intended use of proceeds.

                We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements contained in this Form 10-Q.

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

                Paper.  Our Paper segment manufactures and sells uncoated free sheet (including cut-size office papers, commercial printing paper, envelope papers, and a wide range of premium and specialty papers), market pulp, and containerboard (corrugating medium). Many of our paper products are commodity products, while other products have specialized features that make them premium and specialty papers. Our premium and specialty grades include high-bright recycled and colored cut-size office papers and custom-developed specialty papers for such uses as label and release. We sell to customers both directly from our mills and through distribution centers. In 2006, approximately 45% of our uncoated free sheet sales volume, including about 80% of our office papers sales volume, was sold to OfficeMax.

                Packaging & Newsprint.  Our Packaging & Newsprint segment manufactures and sells containerboard (linerboard) and newsprint products at our mill in DeRidder, Louisiana. We also operate five corrugated container plants in the Northwest and a sheet feeder plant in Waco, Texas. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Our Waco plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the region, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by our sales personnel or, in some cases, by brokers. We market our newsprint through Abitibi-Consolidated (Abitibi) pursuant to an arrangement whereby Abitibi purchases all of the newsprint we produce at a price equal to the price at which Abitibi sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party review.

                Corporate and Other.  Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses.

Sale of Paper and Packaging & Newsprint Assets

                In September 2007, Boise Cascade, L.L.C. (Boise LLC), our wholly owned direct subsidiary, entered into a purchase and sale agreement (PSA) with Aldabra 2 Acquisition Corp. (Aldabra) for the sale of our Paper and Packaging & Newsprint segments and most of our Corporate and Other segment for cash and shares of Aldabra common stock equal to approximately $1.625 billion, plus working capital adjustments. As part of the transaction, Aldabra intends to change its name to Boise Paper Company (BPC). Following the transaction, Boise LLC will maintain 100% ownership of our Wood Products and Building Materials Distribution segments, and we expect to own approximately 40% of BPC’s shares. The actual amount of our ownership in BPC is dependent on a number of factors, including the number of Aldabra shareholders, if any, that exercise their conversion rights. In any event, our ownership in BPC cannot exceed 49% of BPC’s outstanding stock at the time of closing. Both companies will be headquartered in Boise, Idaho.

In September 2007, in connection with the Aldabra transaction, we reclassified the assets and liabilities of our Paper and Packaging & Newsprint segments, as well as some of the assets and liabilities included in our Corporate and Other segment, to “Assets held for sale” and “Liabilities related to assets held for sale” on our Consolidated Balance Sheet and stopped depreciating and amortizing those assets. The three and nine months ended September 30, 2007, included approximately $10.4 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale. Of the $10.4 million of lower depreciation and amortization expense, $5.4 million related to our Paper segment, $4.8 million related to our Packaging & Newsprint segment, and $0.2 million related to our Corporate and Other segment. Based on the terms of the PSA and the carrying value of the assets held for sale, no impairment exists. The equity interest that we expect to own in BPC after the transaction represents a significant continuing involvement. As a result, until the transaction is completed the operating results of the Paper and Packaging & Newsprint segments will continue to be included in continuing operations in the Consolidated Statements of Income (Loss).

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we did not recast the prior-period balance sheet for assets and liabilities held for sale to conform with the current-period presentation. At September 30, 2007, the carrying amounts of the major classes of assets and liabilities classified as “Assets held for sale” and “Liabilities related to assets held for sale” on our September 30, 2007, Consolidated Balance Sheet were as follows:

September 30,
2007

(millions)

Assets
Accounts receivable, net	$253.4
Inventories	328.7
Property and equipment, net	1,169.3
Fiber farms and deposits	18.4
Goodwill	42.3
Intangible assets, net	24.0
Other	20.0
Assets held for sale	$1,856.1

Liabilities
Accounts payable	$170.0
Accrued compensation and benefits	72.5
Other accrued liabilities	107.4
Liabilities related to assets held for sale	$349.9

Overview of Financial Condition

Recent Trends and Operational Outlook

                Recent trends in our businesses have been mixed. Residential construction markets continued to be weak, while demand for packaging and office papers has been firm. The newsprint market continues to be impacted by shrinking demand.

                The weakness in new residential construction markets is having a negative impact on demand both for products produced by our Wood Products segment and for products distributed by our Building Materials Distribution segment. The U.S. Census Bureau reported the September 2007 Seasonally Adjusted Annual Rate of New Privately Owned Housing Units Started at 1.191 million units, compared with 1.721 million units in September 2006, and 1.629 million units in December 2006. Recent disruptions in mortgage finance markets have created greater uncertainty as to the length of the downturn. The September 2007 Seasonally Adjusted Annual Rate of New Homes For Sale as reported by the U.S. Census Bureau were 523 thousand units, and there were 8.3 months’ supply homes available for sale. This compares to 560 million units and 6.8 months’ supply of new homes in September 2006.

                As demand for building products has fallen, prices have been negatively impacted, and given the challenging environment looking forward, it is likely that pressures for lower pricing will persist and potentially intensify. We see the impact of lower demand on our sales volumes of engineered wood products and lumber most acutely. Offsetting these impacts on the revenue side are improved cost elements in the form of lower log and OSB costs. We have responded to the reduction in demand by reducing production volumes through shift curtailments, and we continue to assess our operations for additional curtailments. In our Building Materials Distribution segment, we have responded to the lower level of sales by reducing inventory levels during the quarter.

                The demand for our office papers has continued to be relatively firm, and prices are currently stable. Printing and converting paper demand was negatively affected in the second quarter by the change in the postal rate structures, which caused envelope converters to reduce purchases of our paper while they adjusted their business strategies and equipment to respond to the change in rate structure. It appears that our customers have largely completed these adjustments and order patterns have resumed. Effective September 10, 2007, we increased prices on most of our printing and converting grades by $60 per ton. This increase is being phased in as contracts permit.

                The reconfiguration of our W-3 paper machine in Wallula, Washington, to enable it to produce label and release papers in addition to the historical mix of commodity papers came online in second quarter 2007 and continues in start-up. We have qualified most of the label and release products on that machine with customers and continue to qualify the remaining grades as we produce them. While product quality has met expectations and customer acceptance has been positive, production efficiency has not yet met our expectations, as technical issues around start-up have negatively affected product yields. The machine is running normally on commodity products but has not yet performed at expected productivity levels on the label and release products. While we expect to have the machine fully qualified and running well on all target grades by year-end, during the third quarter, the performance of the project negatively affected the financial performance of our Paper segment because of the lower than expected productivity on the label and release products.

                Packaging markets have been stable allowing us to increase corrugated and linerboard prices. The weak US dollar is making our linerboard more competitive overseas while making it less attractive for overseas competitors to ship to the United States. Newsprint markets have continued to be negatively impacted by oversupply relative to demand in North America. We do not anticipate any changes in the demand trend for newsprint in North America.

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

•                  Our ability to implement our strategies;

•                  Actions of suppliers, customers, and competitors;

•                  The ability to secure appropriate technical personnel and staffing; and

•                  The other factors described in “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K.

Commodity and Premium and Specialty Products

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

                Not all of our products are commodities. Our EWP and premium and specialty papers are differentiated from competing products based on quality and product design as well as related customer service. In the case of these products, we are generally able to influence price based on the strength of differentiation and levels of customer service and over time are able to sell these products at higher margins than our commodity products. In order to reduce our sensitivity to the cyclicality of our industry, a fundamental component of our strategy is to increase production of EWP as a share of our total Wood Products segment sales and increase premium and specialty papers as a percent of our total Paper segment sales. We believe these products are less susceptible to commodity dynamics.

                The slowdown in new residential construction has inhibited our ability to grow our EWP sales in the short term. Comparing the third quarter of 2007 with the third quarter of 2006, our LVL and I-joist sales volumes decreased 13% and 16%, respectively. The project to convert our Wallula, Washington, W-3 paper machine to enable it to produce pressure sensitive grades is a key step in providing us with the capacity to increase production of premium and specialty paper grades. As discussed above, this project came online during second quarter 2007.

Demand

The overall level of demand for the products we make and distribute is affected by, among other things, construction activity, manufacturing activity, employment, and consumer spending. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While no single product line drives our overall financial performance, individual product lines are influenced by conditions in their respective industries. For example:

•                  Demand for building materials, including wood products, depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are affected by demographic trends, interest rate levels, weather, and general economic conditions. In recent years, demand for wood products has been high due to strong new housing starts, the increasing size of new homes, a robust repair-and-remodeling market, and a recovering light commercial construction market. However, beginning in the second half of 2006, there was a significant increase in the number of homes for sale relative to the monthly sales activity. This has led to a drop in new home construction activity, resulting in price declines for many products. For example, third-quarter sales prices for LVL, I-joists, and lumber in our Wood Products segment declined 9%, 8%, and 5%, respectively, from the same period in 2006. The trend in reduced construction activity continued during third quarter 2007 and continued to reduce demand for our products. For example, the sales volumes of LVL and I-joists by our Wood Products segment during third quarter 2007 were down 13% and 16%, respectively, from the same period in 2006. Offsetting the broader trend, sales prices for plywood in third quarter 2007 increased 16%, compared with the same period in 2006.

•                  Historically, demand for uncoated free sheet correlated positively with general economic activity. However, demand for communications paper grades such as cut-size paper, which we produce, has decreased as the use of electronic transmission and document storage alternatives has become more widespread and more efficient.

•                  A large share of the demand for corrugated containers, and therefore containerboard, is driven by manufacturing, specifically the manufacture of nondurable goods. In addition, inventory stocking or liquidation of these goods has an impact, as do currency exchange rates that affect the cost-competitiveness of foreign manufacturers. Demand has strengthened recently, as the weakening U.S. dollar has made U.S. producers more attractive relative to overseas competitors.

•                  Demand for newsprint depends upon prevailing levels of newspaper advertising and circulation. Demand for newsprint in North America declined approximately 14% between 2002 and 2006, according to Resource Information Systems, Inc. (RISI), due in part to the growth of online media.

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

As of September 30, 2007, we had approximately 10,100 employees. Approximately 4,800, or 48%, of these employees work pursuant to collective bargaining agreements. Our contract at our St. Jacques, New Brunswick, Canada, I-joist plant that covers approximately 120 workers expired December 31, 2006. The contract remains in place pending further negotiations. In May 2007, the unions at our paper mill in Jackson, Alabama, ratified a new, four-year agreement. In addition, in July 2007, we reached a new, four-year agreement at our Nampa, Idaho, container facility covering 110 employees. The agreement at our Wallula, Washington, container plant expires in fourth quarter 2007. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Wood fiber.  Our primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses for our Wood Products, Paper, and Packaging & Newsprint segments:

	Nine Months Ended September 30
	2007	2006

Wood Products	42%	41%
Paper	28%	27%
Packaging & Newsprint	17%	14%

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

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Market prices for a variety of fiber sources, including logs and residual fiber for our Northwest operations and logs for our Minnesota operations, were high relative to historical standards in the first half of 2006. While wood costs came down in Minnesota during the second half of 2006 and into the first nine months of 2007, they are still high by historical standards. In the Pacific Northwest, residual fiber costs began to come down late in first quarter 2007 but continue to be high by historical standards. Because residual fiber for our paper mills in the Pacific Northwest comes predominantly from sawmills and plywood plants, curtailments in these mills as a result of decreased demand for these products related to the housing slowdown will continue to impact the availability of residual fiber for our Northwest pulp and paper operations. Relative to historical standards, fiber costs were high in Louisiana in the third quarter of 2007 due to unusually high and persistent rainfall, which limited access to many harvest areas and limited supply availability.

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

Our costs for raw materials are influenced by increases in energy costs. Specifically, some of our key chemicals, including pulping and bleaching chemicals consumed in our Paper and Packaging & Newsprint mills and glues and resins consumed in our Wood Products operations, are heavily influenced by energy costs. A number of our major suppliers have obtained price increases tied to their increased energy costs. For our commodity products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs to our customers in the short term.

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

	Nine Months Ended September 30
	2007	2006

Wood Products	4%	3%
Paper	14%	15%
Packaging & Newsprint	15%	15%

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of September 30, 2007, we had entered into derivative instruments related to approximately 25% of our forecasted natural gas purchases through March 2008.

Chemicals.  Important chemicals we use in the production of our products include precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins, and adhesives. Purchases of chemicals represented the following percentages of materials, labor, and other operating expenses for our Wood Products, Paper, and Packaging & Newsprint segments:

	Nine Months Ended September 30
	2007	2006

Wood Products	7%	6%
Paper	14%	14%
Packaging & Newsprint	6%	5%

In 2007, chemical costs increased, compared with the same period in 2006, due in part to increases in energy and transportation costs sustained by our chemical suppliers that they have partially passed through to us.

Inflationary and seasonal influences.  Other than the effects of higher energy costs, which we describe in our 2006 Annual Report on Form 10-K, we believe inflation has not had a material effect on our financial condition or results of operations. However, there can be no assurance that we will not be affected by inflation in the future. Seasonal changes in levels of building activity affect our building products businesses. We typically have higher sales and working capital in the second and third quarters because the weather in those quarters is more conducive to construction than the first and fourth quarters. To a lesser degree, our paper businesses also experience some seasonality in their businesses, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated containers is influenced by agricultural demand in the Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at all of our manufacturing facilities.

Acquisitions

Central Texas Corrugated Acquisition

On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses but before working capital adjustments. In 2006, we paid approximately $42.5 million of cash for the acquisition, which is net of a $2.0 million holdback that is payable in five years. At September 30, 2007, we had a $1.5 million discounted holdback (including accrued accretion expense) recorded in “Liabilities related to assets held for sale” on our Consolidated Balance Sheet. CTC manufactures corrugated sheets that it sells primarily to regional container plants in Texas, Louisiana, Arkansas, and Mexico. CTC is located close to our mill in DeRidder, Louisiana, which produces linerboard used in CTC’s manufacturing processes. During the nine months ended September 30, 2007, we produced approximately 426,000 short tons of linerboard in our Packaging & Newsprint segment, and our Paper segment produced approximately 99,000 tons of corrugating medium. Our corrugated container and sheet plants consumed approximately 379,000 tons of containerboard, or the equivalent of 72% of our containerboard production.

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

Our Operating Results

                The following tables set forth the results of operations in dollars and as a percentage of sales for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

	(millions)

Sales
Trade	$1,247.5	$1,332.2	$3,699.7	$4,085.5
Related parties	154.6	148.1	471.8	424.9
	1,402.1	1,480.3	4,171.5	4,510.4

Costs and expenses
Materials, labor, and other operating expenses	1,202.5	1,285.3	3,629.7	3,958.7
Depreciation, amortization, and depletion	32.3	39.3	113.4	114.4
Selling and distribution expenses	72.3	71.5	214.4	214.2
General and administrative expenses	22.6	19.7	62.3	67.3
Other (income) expense, net	0.4	(0.1)	(2.2)	1.0
	1,330.1	1,415.7	4,017.6	4,355.6

Income from operations	$72.0	$64.6	$153.9	$154.8

	(percentage of sales )

Sales
Trade	89.0%	90.0%	88.7%	90.6%
Related parties	11.0	10.0	11.3	9.4
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	85.8%	86.8%	87.0%	87.8%
Depreciation, amortization, and depletion	2.3	2.7	2.7	2.5
Selling and distribution expenses	5.2	4.8	5.1	4.8
General and administrative expenses	1.6	1.3	1.5	1.5
Other (income) expense, net	—	—	—	—
	94.9%	95.6%	96.3%	96.6%

Income from operations	5.1%	4.4%	3.7%	3.4%

Sales Volumes and Prices

                Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

	(millions)

Building Materials Distribution
Sales dollars	$686.6	$756.6	$2,019.0	$2,351.2

	(percentage of Building Materials Distribution sales )

Product Line Sales
Commodity	44.3%	43.4%	43.6%	45.8%
Engineered wood products	14.8	16.2	15.0	15.6
General line items	40.9	40.4	41.4	38.6

Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	2.8	3.2	8.7	9.9
I-joists (equivalent lineal feet)	48	57	155	180
Plywood (sq. ft.) (3/8” basis)	306	316	915	964
Lumber (board feet)	60	69	179	219
Particleboard (sq. ft.) (3/4” basis)	40	45	113	126

	(thousands of short tons, except corrugated containers and sheets)

Paper
Uncoated free sheet	363	363	1,118	1,142
Containerboard (medium)	34	35	99	102
Market pulp	44	20	101	87
	441	418	1,318	1,331

Packaging & Newsprint
Containerboard (linerboard)	59	65	183	203
Newsprint	97	109	306	307
Corrugated containers and sheets (mmsf)	1,689	1,705	4,976	4,964

	(dollars per unit )

Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,685	$1,860	$1,719	$1,893
I-joists (1,000 equivalent lineal feet)	1,020	1,109	1,033	1,104
Plywood (1,000 sq. ft.) (3/8” basis)	287	248	264	263
Lumber (1,000 board feet)	438	462	441	489
Particleboard (1,000 sq. ft.) (3/4” basis)	304	399	319	334

	(dollars per short ton, except corrugated containers and sheets )

Paper
Uncoated free sheet	$876	$834	$859	$789
Containerboard (medium)	432	418	426	384
Market pulp	544	477	534	419

Packaging & Newsprint
Containerboard (linerboard)	$385	$383	$380	$350
Newsprint	468	533	496	536
Corrugated containers and sheets ($/msf)	53	52	52	50

Operating Results

Sales

For the three months ended September 30, 2007, total sales decreased $78.2 million, or 5%, to $1,402.1 million, compared with $1,480.3 million a year ago. For the nine months ended September 30, 2007, total sales decreased $338.9 million, or 8%, to $4,171.5 million, compared with $4,510.4 million in the prior year. Relative to the three months ended September 30, 2006, segment sales decreased in our Building Materials Distribution, Wood Products, and Packaging & Newsprint segments and increased in our Paper segment. For the nine months ended September 30, 2007, sales decreased in our Building Materials Distribution and Wood Products segments and increased in our Paper and Packaging & Newsprint segments, compared with the same period in 2006. The decrease in sales in our Building Materials Distribution and Wood Products segments in both periods reflects the impact of the softer residential construction market, while the decrease in sales in our Packaging & Newsprint segment during the three months ended September 30, 2007, reflects continued weakness in newsprint markets as demand continues to decline. Paper segment sales increases reflect higher prices as a result of improved supply-demand balances in that business and higher sales volumes of market pulp.

Building Materials Distribution.  Sales decreased $70.0 million, or 9%, to $686.6 million for the three months ended September 30, 2007, compared with $756.6 million in the prior year. During the nine months ended September 30, 2007, sales decreased $332.2 million, or 14%, to $2,019.0 million, compared with $2,351.2 million in the prior year. The third-quarter decrease in sales reflects an 8% decrease in sales volumes as well as lower sales prices. The year-to-date decrease reflects a 10% reduction in sales volume and a 5% reduction in sales prices. The decrease in volumes and prices are both the result of weak residential construction markets.

Wood Products.  Sales decreased $37.5 million, or 13%, to $261.6 million for the three months ended September 30, 2007, compared with $299.1 million for the three months ended September 30, 2006. During the nine months ended September 30, 2007, sales decreased $132.2 million, or 14%, to $794.2 million from $926.4 million in the same period a year ago. Compared with the third quarter 2006, the decrease in sales is the result of lower prices for engineered wood products, lumber, and particleboard and lower sales volumes for all products. These decreases were offset, in part, by higher plywood prices. The decrease in year-to-date sales reflects lower sales volumes for all products and lower sales prices for engineered wood products, particleboard, and lumber. In both periods, the decreases in volumes and prices reflect softer residential construction markets, while the increase in plywood sales prices in third quarter 2007 reflects a more favorable supply-demand balance for that product as well as the more diverse end-use markets for plywood relative to other structural panel products such as oriented strand board.

Paper.  Sales increased $28.6 million, or 8%, to $402.1 million for the three months ended September 30, 2007, from $373.5 million for the three months ended September 30, 2006. During the nine months ended September 30, 2007, sales increased $72.8 million, or 6%, to $1,198.3 million from $1,125.5 million in the same period a year ago. The increases in both periods are the result of higher prices for our uncoated free sheet papers, market pulp, and corrugating medium coupled with higher sales volumes of market pulp. In the comparable period of 2006, we curtailed pulp production at our St. Helens mill due to high fiber prices, which resulted in lower market pulp sales in that period. The improved pricing is the result of an improved supply-demand balance for those grades.

Packaging & Newsprint.  For the three months ended September 30, 2007, sales decreased $13.8 million, or 7%, to $193.0 million, compared with $206.8 million a year ago. During the nine months ended September 30, 2007, sales increased $3.5 million, or 1%, to $579.9 million from $576.4 million in the prior year. The decrease in segment sales for the three-month period resulted primarily from lower newsprint sales prices and volumes, partially offset by higher prices for linerboard and corrugated containers and sheets. The increase in segment sales for the nine-month period reflects higher prices for linerboard and corrugated containers and sheets, partially offset by lower newsprint prices and, to a lesser extent, lower newsprint volumes.

The lower newsprint prices and volumes in both periods reflect continuing reductions in newsprint consumption in North America. The higher prices for linerboard and corrugated containers and sheets in both periods reflects a relatively strong demand coupled with limited capacity additions. Linerboard sales volumes were lower in both periods, as more of our production was consumed in our own packaging plants either directly or through containerboard partner trades.

Costs and Expenses

Materials, labor, and other operating expenses decreased $82.8 million, or 6%, to $1.2 billion, compared with $1.3 billion for the three months ended September 30, 2006. Compared with the nine months ended September 30, 2006, these costs decreased $329.0 million, or 8%, to $3.6 billion from $4.0 billion in the prior year. The overall decrease was driven by lower costs for products purchased for resale in our Building Materials Distribution segment and lower raw materials cost in our Wood Products segment. The decrease in materials cost in both the Building Materials Distribution and Wood Products segments is the result of lower demand for these products as a result of the weak residential construction market. These cost decreases were offset, in part, by higher fiber costs in our Paper and Packaging & Newsprint segments, as less residual fiber was available in the Pacific Northwest and heavy rains in Louisiana during the first half of 2007 drove fiber costs up.

Depreciation, amortization, and depletion expenses decreased $7.0 million, or 18%, to $32.3 million for the three months ended September 30, 2007, compared with $39.3 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, depreciation, amortization, and depletion expenses decreased $1.0 million, or 1%, to $113.4 million, compared with $114.4 million a year ago. The reduction in both periods is primarily the result of lower depreciation and amortization expense as a result of entering into an agreement to sell our Paper and Packaging & Newsprint segments and discontinuing depreciation and amortization on the assets recorded as held for sale. The three and nine months ended September 30, 2007 included $10.4 million of lower depreciation and amortization expense. This reduction in depreciation was partially offset by an increase in depreciation expense as the result of our reviewing the estimated useful lives of some of our depreciable assets earlier in the year and determining that some of our assets would be used for a shorter period of time than the depreciable lives previously assigned to them. As a result, we revised our depreciation estimates to reflect the remaining expected use of the assets.

Selling and distribution expenses increased slightly, or 1%, to $72.3 million for the three months ended September 30, 2007, compared with $71.5 million for the same period in the prior year. For the nine months ended September 30, 2007, these costs increased to $214.4 million, compared with $214.2 million in the same period a year ago. The results in both periods include incremental costs related to the expansion of our distribution centers in California, Florida, and Ohio in our Building Materials Distribution segment.

General and administrative expenses increased $2.9 million, or 15%, to $22.6 million for the three months ended September 30, 2007, compared with $19.7 million for the three months ended September 30, 2006. General and administrative expenses as a percentage of sales increased to 1.6% for the three months ended September 30, 2007, from 1.3% for the three months ended September 30, 2006. For the nine months ended September 30, 2007, general and administrative expenses decreased $5.0 million, or 7%, to $62.3 million, compared with $67.3 million a year ago. As a percentage of sales, these costs remained flat, compared with the prior year. Relative to the three months ended September 30, 2006, general and administrative expenses increased primarily due to higher professional fees and lease costs. These costs decreased during the nine months ended September 30, 2007, primarily due to lower payroll and benefit costs and training expenditures, partially offset by higher lease costs.

Income (Loss) From Operations

For the three months ended September 30, 2007, income from operations increased $7.4 million, or 11%, to $72.0 million, compared with $64.6 million in the same period a year ago. The increase was primarily the result of higher income in the Wood Products and Paper segments, offset in part by lower income in the Building Materials Distribution and Packaging & Newsprint segments. Income from operations decreased $0.9 million, or 1%, from $154.8 million for the nine months ended September 30, 2006, to $153.9 million for the nine months ended September 30, 2007. The decrease was primarily the result of lower income in the Wood Products, Building Materials Distribution, and Packaging & Newsprint segments, offset in part by improved performance in the Paper segment.

Building Materials Distribution.  Segment income decreased $3.3 million, or 17%, to $16.1 million for the three months ended September 30, 2007, from $19.4 million for the three months ended September 30, 2006. During the nine months ended September 30, 2007, segment income decreased $16.3 million, or 26%, to $47.0 million, compared with $63.3 million during the same period in the prior year. The decrease in both periods was driven primarily by lower sales volumes and sales prices, offset in part by lower costs for goods we purchased for resale.

Wood Products.  Segment income increased $3.6 million, or 63%, to $9.2 million for the three months ended September 30, 2007, compared with $5.6 million for the three months ended September 30, 2006. Higher plywood prices and lower raw materials costs more than offset lower prices and volumes for engineered wood products and particleboard. Relative to the nine months ended September 30, 2006, segment income decreased $13.0 million, or 31%, from $41.6 million to $28.6 million during the same period in 2007. The decrease was the result of lower prices for engineered wood products, particleboard, and lumber and lower volumes for engineered wood products, plywood, and particleboard, offset in part by lower raw materials costs.

Paper. Segment income increased $18.2 million, or 58%, to $49.5 million for the three months ended September 30, 2007, compared with $31.3 million for the three months ended September 30, 2006. During the nine months ended September 30, 2007, segment income increased $33.9 million, or 72%, to $80.7 million, compared with $46.8 million in the same period a year ago. During both the three and nine months ended September 30, 2007, higher product prices and pulp sales volumes and lower energy costs more than offset higher fiber and chemical costs. As the result of the proposed sale of this business, we suspended depreciation and amortization of its long-lived assets in September 2007, which reduced depreciation and amortization during the three and nine months ended September 30, 2007, by approximately $5.4 million.

                Packaging & Newsprint. Segment income decreased $12.3 million, or 74%, to $4.2 million for the three months ended September 30, 2007, compared with $16.5 million for the three months ended September 30, 2006. During the nine months ended September 30, 2007, segment income decreased $16.1 million, or 52%, to $14.6 million, compared with $30.7 million in the same period a year ago. During both the three and nine months ended September 30, 2007, lower newsprint sales prices and higher fiber costs contributed to reduced earnings. In addition, during the three months ended September 30, 2007, the annual maintenance outage at our DeRidder, Louisiana, mill decreased segment income. During the nine months ended September 30, 2007, the lower newsprint sales prices and higher fiber costs more than offset the increase in linerboard prices and corrugated container and sheet prices. Partially offsetting the unfavorable impacts on segment income in both the three and nine months ended September 30, 2007, was $4.8 million of lower depreciation and amortization expense as a result of the proposed sale of the paper and packaging and newsprint businesses.

                Other (income) expense, net includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

	(millions)

Changes in retiree healthcare programs	$—	$—	$(4.4)	$(3.7)
Sales of assets, net	(0.1)	(0.2)	(0.8)	2.2
Project costs	0.2	—	0.4	2.1
Other, net (a)	0.3	0.1	2.6	0.4
	$0.4	$(0.1)	$(2.2)	$1.0

(a)                                  The three and nine months ended September 30, 2007, included $0.2 million and $2.2 million of expense related to the closure of our paper converting facility in Salem, Oregon, which we closed during third quarter 2007.

Other

                Change in fair value of interest rate swaps.  During second quarter 2007, in connection with the amendment and restatement of our senior secured credit facilities (the Facilities), we concluded that the interest payments on our senior unsecured floating-rate notes were no longer probable of occurring after October 2007, when they became callable at par. As a result, during the nine months ended September 30, 2007, we recorded the fair value of the interest rate swaps, or $5.4 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income.

Interest expense.  For the three and nine months ended September 30, 2007, interest expense was $23.4 million and $70.1 million, compared with $28.4 million and $87.2 million in the same periods a year ago. During both periods, the decrease in interest expense is primarily attributable to a $373.7 million decrease in long-term debt, less current portion. At September 30, 2007, our long-term debt, less current portion, was $1.2 billion, compared with $1.5 billion in the prior year. The decrease in long-term debt is primarily attributable to repaying the note payable to a related entity, Boise Land & Timber Corp.

                Income tax provision.  For the three and nine months ended September 30, 2007, income tax expense was $3.1 million and $7.7 million, compared with $0.6 million and $2.1 million for the same periods a year ago. During the three months ended September 30, 2007, the increase primarily related to income tax expense related to our cash flow hedges. During the nine months ended September 30, 2007, the increase primarily related to income tax expense related to our cash flow hedges and the true-up of miscellaneous state income tax items. During the three and nine months ended September 30, 2007, our effective tax rates for our separate subsidiaries that are taxed as a corporation were 35.4% and 35.0%, compared with 36.1% and 40.0% for the same periods in the prior year. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

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

                We believe that our current financial position and financing plans will provide flexibility in financing activities and permit us to respond to changing conditions in credit markets. We cannot assure, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If the announced sale of our Paper and Packaging & Newsprint assets goes through, we plan to use the proceeds from the transaction to pay down debt, which will strengthen our balance sheet further.

Operating Activities

                We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories, compensation, fiber, energy, and interest. For the nine months ended September 30, 2007 and 2006, our operating activities provided $131.3 million and $177.1 million of cash. In 2007, items included in net income provided $212.8 million of cash. Unfavorable changes in working capital and other items used $81.5 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. During the nine months ended September 30, 2007, the increase in working capital was primarily attributable to higher receivables in Building Materials Distribution and Paper, and to a lesser extent, higher inventories, primarily in Building Materials Distribution. Higher receivables in Building Materials Distribution and Paper reflected increased sales, comparing September 2007 sales with December 2006 sales. The increase in inventories in Building Materials Distribution reflected seasonal inventory builds. This increase in receivables and inventories was partially offset by higher overall accounts payable and accrued liabilities.

As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Under the Additional Consideration Agreement, we could pay to OfficeMax, or OfficeMax could pay to us, a maximum aggregate amount of $125.0 million, in each case net of payments received. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the third anniversary period ended October 29, 2007, we estimate that we will owe OfficeMax approximately $32.7 million under the Additional Consideration Agreement, which we recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheet. This agreement will be terminated as a result of the Aldabra transaction; and consequently, if the Aldabra transaction is completed before the fourth anniversary period ended October 29, 2008, we will neither receive payments from, nor make subsequent payments to, OfficeMax under this agreement. Pursuant to the Additional Consideration Agreement, the payment will be treated as an adjustment to the purchase price and, therefore, will not be reported in our Consolidated Statement of Income but will be included in consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) for purposes of certain covenants under our debt agreements. For more information about the Additional Consideration Agreement, see “Item 13.  Certain Relationships and Related Transactions, and Director Independence” of our 2006 Annual Report on Form 10-K.

In 2006, items included in net income provided $218.0 million of cash. Unfavorable changes in working capital and other items used $40.9 million of cash from operations. The 2006 increase in working capital items was primarily attributable to higher receivables in Buildings Materials Distribution and Packaging & Newsprint and, to a lesser extent, increased company inventory levels. The higher receivables reflect differences in the timing of collections and higher sales in Buildings Materials Distribution and Packaging & Newsprint, comparing September 2006 sales with December 2005 sales. The increase in receivable and inventory levels was partially offset by higher overall combined accounts payable and accrued liabilities.

Investment Activities

Cash investing activities used $312.6 million for the nine months ended September 30, 2007, and $102.4 million during the same period in 2006. In 2007, investing activities included a $200.0 million increase in restricted cash held for bond redemption. The $200.0 million was invested in preparation for the repayment of the $250 million senior unsecured floating-rate notes in October 2007. Investing activities also included $137.2 million of cash for the purchase of property, plant, and equipment. Approximately $42 million of our expenditures for property, plant, and equipment related to the reconfiguration of the paper machine at our pulp and paper mill in Wallula, Washington, to produce both pressure sensitive paper and commodity uncoated free sheet. As of September 30, 2007, spending on this project totaled approximately $80 million. Investing activities also included $18.3 million of proceeds from the sale of assets, which included $10.1 million of net proceeds from the sale of our newly constructed building materials distribution center in Milton, Florida, which we completed during the second quarter. In connection with the sale of our Milton facility, we leased it back over a 15-year lease term.

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

We expect capital investments in 2007 to total approximately $195 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2007 will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. During 2006, we spent $9 million on environmental compliance. We expect to spend approximately $10 million in 2007 for this purpose.

Financing Activities

Cash provided by financing activities was $201.7 million for the nine months ended September 30, 2007, compared with $103.0 million used for financing activities during the same period in 2006. During the nine months ended September 30, 2007, financing activities included $538.9 million of debt prepayments related to our Tranche D term loan, which was paid down primarily with the proceeds from our new $525.0 million Tranche E term loan. Cash provided by financing also included $200 million for a delayed-draw term loan, which we borrowed against in September 2007. Cash provided by financing activities also included a $25.0 million net increase in borrowings under our accounts receivable securitization program, $2.8 million of proceeds from unwinding two of our interest rate swap agreements that were scheduled to begin in 2009, $3.2 million of cash for the repayment of short-term borrowings, and $2.8 million of cash used to pay one of our equity investors to fund its tax obligations related to its investment in us.

In 2006, the $103.0 million of cash used for financing activities included $96.9 million of prepayments on our Tranche D term loan, which was paid with $38.2 million of proceeds from asset sales, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay on our interest rate swap agreements, and other cash flows. Additionally, we had a $10.0 million decrease in our borrowings under our accounts receivable securitization program, and we used $19.2 million of cash to pay our equity investors amounts to fund their tax obligations related to their investment in us.

At September 30, 2007, and December 31, 2006, our short- and long-term debt and the interest rates on that debt were as follows:

	September 30, 2007			December 31, 2006
	Amount	Interest Rate Without Swaps	Interest Rate With Swaps	Amount	Interest Rate Without Swaps	Interest Rate With Swaps

	(millions)			(millions)

Revolving credit facility, due 2010	$—	N/A	N/A	$—	N/A	N/A
Tranche D term loan, due 2011	—	N/A	N/A	538.9	7.1%	6.8%
Tranche E term loan, due 2014	522.4	6.7%	6.5%	—	N/A	N/A
Senior unsecured floating-rate notes, due 2012	250.0	8.2%	7.6%	250.0	8.2%	7.6%
7.125% senior subordinated notes, due 2014	400.0	7.1%	N/A	400.0	7.1%	N/A
Delayed-draw term loan, due 2014	200.0	6.7%	N/A	—	N/A	N/A
Borrowings secured by receivables	50.0	5.8%	N/A	25.0	5.6%	N/A
Current portion of long-term debt	(257.3)	8.2%	7.6%	—	N/A	N/A
Long-term debt, less current portion	1,165.1	6.8%	6.7%	1,213.9	7.3%	7.1%
Short-term borrowings	—	N/A	N/A	3.2	6.0%	N/A
Current portion of long-term debt	257.3	8.2%	7.6%	—	N/A	N/A
Total debt	$1,422.4			$1,217.1

Amended and Restated Facilities

On May 3, 2007, we amended and restated our senior secured credit facilities (the Facilities), which consisted of a $475.0 million revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). Our amended and restated Facilities consist of a $450.0 million revolving credit facility (due in 2010) and a $525.0 million Tranche E term loan (due in 2014). In connection with our amendment and restatement, we repaid all amounts outstanding under our Tranche D term loan. We also obtained a $200 million delayed-draw term loan (due in 2014) that we used to redeem the majority of our existing senior unsecured floating-rate notes (due in 2012) when they became callable at par in October 2007.

Our amended revolving credit facility agreement permits us to borrow up to $450.0 million for general corporate purposes. At September 30, 2007, we had no borrowings outstanding under our revolving credit facility; however, $34.5 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $415.5 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is:  (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the nine months ended September 30, 2007, and the year ended December 31, 2006, the average interest rate for our borrowings under the revolver was 6.0%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $10.5 million during the nine months ended September 30, 2007, and zero and $30.0 million during the year ended December 31, 2006. The weighted average amounts of borrowings outstanding under the revolver during the nine months ended September 30, 2007 and 2006, were $0.1 million and $1.0 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

At September 30, 2007, $522.4 million was outstanding under the Tranche E term loan amended and restated credit facility (including $5.3 million of current portion), and our borrowing rate was 6.7%. Borrowings under the Tranche E term loan are based on (i) the higher of the prime rate plus 0.50% or the federal funds effective rate plus 1.00% or (ii) LIBOR plus 1.50%. We are required to make scheduled principal payments on the Tranche E term loan in the amount of $1.3 million during the remainder of 2007, $5.3 million in each of 2008 through 2012, $248.7 million in 2013, and $245.9 million in 2014.

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

Senior Notes

In October 2004, Boise Cascade, L.L.C. (Boise LLC) issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%. At both September 30, 2007, and December 31, 2006, our borrowing rate for the $250.0 million senior unsecured floating-rate notes was 8.2%. In connection with the amendment and restatement of our Facilities, we obtained $200 million of commitments for a delayed-draw term loan, which we borrowed against in September 2007. At September 30, 2007, the $200 million received from the delayed-draw term loan was recorded in “Restricted cash held for bond redemption” on our Consolidated Balance Sheet. The $200 million was invested in preparation for the repayment of the $250 million senior unsecured floating-rate notes in October 2007. We redeemed the notes on October 15, 2007.The delayed-draw term loan had a commitment fee of 1.5% per annum until drawn. Now that we have drawn against the term loan, the interest rate on the loan is the same as for the Tranche E term loan. We are required to make scheduled principal payments on the delayed-draw term loan in the amount of $0.5 million in 2007, $2.0 million in each of 2008 through 2012, $95.3 million in 2013, and $94.2 million in 2014.

We currently plan to utilize a portion of the Aldabra transaction proceeds to make an offer to repurchase, at par, a portion of our 7.125% senior subordinated notes due in 2014. The aggregate portion of the transaction proceeds to be used for such repurchase has not been finally determined and will depend on, among other things, the aggregate amount of cash proceeds we receive from the Aldabra transaction, the amount of senior debt repaid from the proceeds of the Aldabra transaction, the transaction expenses related to the Aldabra transaction, the aggregate tax liability related to the Aldabra transaction, and the requirements of our indenture governing the notes.

Borrowings Secured by Receivables

In October 2005, our wholly owned subsidiary, Boise LLC, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise LLC sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At September 30, 2007, and December 31, 2006, we had $50.0 million and $25.0 million outstanding under our accounts receivable securitization program. The receivables outstanding and the corresponding debt are included as “Receivables” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense” in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At September 30, 2007, and December 31, 2006, the interest rates for borrowings secured by receivables were 5.8% and 5.6%.

Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and, at September 30, 2007, could not exceed $250.0 million. The accounts receivable securitization program contains financial covenants requiring us to maintain a minimum interest coverage ratio and a specified maximum leverage ratio.

Other

We also have other outstanding letters of credit, which are used for trade purchases. At September 30, 2007, and December 31, 2006, we had $1.2 million and $0.1 million, respectively, of outstanding letters of credit. These letters of credit do not reduce our borrowing capacity under our amended revolving credit facility.

We have entered into interest rate swaps to hedge the majority of the cash flow risk from the variable interest payments on our variable-rate debt. These swaps gave us effective interest rates on all of our long-term variable-rate debt (less current portion) of 6.5% and 7.0% at September 30, 2007, and December 31, 2006, respectively. For additional information on our interest rate swaps, see Note 14, Financial Instruments, in “Item 1.  Consolidated Financial Statements” of this Form 10-Q.

At September 30, 2007, and December 31, 2006, we had $28.5 million and $31.5 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with the May 2007 amendment and restatement of our Facilities, we capitalized $2.6 million of financing costs and wrote off approximately $1.8 million of deferred financing costs. We recorded the $1.8 million charge in “Interest expense” in our Consolidated Statement of Income for the nine months ended September 30, 2007. In fourth quarter 2007, in connection with the repayment of the $250 million senior unsecured floating-rate notes, we wrote off $4.5 million of related deferred financing costs as a charge to interest expense.

At September 30, 2007, and December 31, 2006, our average effective interest rates, including the effect of our interest rate swaps, on all of our long-term debt (less current portion) were 6.7% and 7.1%.

For the nine months ended September 30, 2007 and 2006, cash payments for interest, net of interest capitalized, were $62.2 million and $63.9 million.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on

Form 10-K. As of September 30, 2007, there have been no material changes to our contractual obligations outside the normal course of business, except as they relate to amounts we estimate we owe OfficeMax under the Additional Consideration Agreement, which we disclose in “Investing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and those amounts disclosed in “Financing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations related to commitments under our amended and restated senior secured credit facilities. In addition, our lease obligations have increased in our Building Materials Distribution segment as we continue to grow and expand the business. See Note 6, Leases, for our updated lease payment requirements for all of our leases.

Off-Balance-Sheet Activities

At September 30, 2007, and December 31, 2006, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 19, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8.  Consolidated Financial Statements” in our 2006 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2007, there have been no material changes to the guarantees disclosed in our 2006 Annual Report on Form 10-K, except that Boise Cascade Holdings, L.L.C., and its direct and indirect domestic subsidiaries, excluding foreign subsidiaries and Birch Creek, now guarantee the obligations of our amended and restated obligations discussed in “Financing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recently Adopted Accounting Standards

In January 2007, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, and began expensing the costs of periodic major overhauls and maintenance of plant and equipment as incurred. Prior to the adoption of this FSP, we charged planned shutdown maintenance costs in our Paper and Packaging & Newsprint segments to income (loss) ratably over the year. We recast our 2006 interim financial information included in this Form 10-Q using the direct expense method. As a result of adopting this FSP, we decreased “Materials, labor, and other operating expenses” $1.4 million and increased “Net income” by the same amount for the three months ended September 30, 2006. Of the $1.4 million adjustment, we increased income $0.5 million in our Paper segment and $0.9 million in our Packaging & Newsprint segment. During the nine months ended September 30, 2006, we decreased “Materials, labor, and other operating expenses” $1.1 million and increased “Net income” by the same amount. Of the $1.1 million adjustment, we increased income $2.1 million in our Paper segment and reduced income $1.0 million in our

Packaging & Newsprint segment. The FSP increases the volatility of earnings in the period a planned shutdown occurs, but it has no impact on our annual results of operations.

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

In February 2006, we adopted FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. FAS 123(R)-4 requires companies to assess the probability that a contingent cash settlement event will occur when it determines the classification of options or other similar instruments issued as part of employee compensation arrangements. Because redemption by Forest Products Holdings, our equity sponsor, and the expected parallel redemptions of the Series B and Series C equity units granted to our employees under the Management Equity Agreement are a contingent event outside employees’ control, we account for the units using equity plan accounting in accordance with FAS 123(R)-4.

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

Interest Rate Risk

Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At September 30, 2007, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $16.8 million less than the amount reported on our Consolidated Balance Sheet.

If the announced sale of our Paper and Packaging & Newsprint assets goes through, we plan to use the proceeds from the transaction to pay down debt. In October 2007, we concluded that the interest payments on our variable rate debt were no longer probable of occurring after March 2008. As a result, in fourth quarter 2007, we recorded $3.0 million of income in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income.

During second quarter 2007, in connection with the amendment and restatement of our senior secured credit facilities, we concluded that the interest payments on our senior unsecured floating-rate notes were no longer probable of occurring after October 2007, when the notes became callable at par. As a result, during second quarter 2007, we recorded the fair value of the interest rate swaps, or $5.4 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statements of Income.

In June 2007, in exchange for the termination of two of our interest rate swap agreements that were scheduled to begin in 2009, we received $2.8 million that we recorded in “Accumulated other comprehensive income.” We will reclassify the $2.8 million in “Accumulated other comprehensive income” as a reduction of interest expense in 2009 and 2010.

At September 30, 2007, we had four interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. The swaps effectively hedge $500 million of our variable-rate debt exposure through 2009. Assuming no changes in interest rates, we expect to reclassify $1.4 million of amounts recorded in “Accumulated other comprehensive income” as a decrease in interest expense during the remainder of 2007. At September 30, 2007, we recorded no ineffectiveness related to these hedges.

Energy Risk

We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of September 30, 2007, we had entered into derivative instruments related to approximately 25% of our forecasted natural gas purchases through March 2008. We have elected to account for these instruments as economic hedges and record the changes in fair value in our Consolidated Statements of Income.

Foreign Currency Risk

At September 30, 2007, we had no foreign currency hedges.

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

                Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level. Furthermore, the company’s management noted that as a result of their evaluation of changes in internal control over financial reporting, they identified no changes during the third quarter of 2007 that materially affected, or would be reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

                                                This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the Overview of Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A.  Risk Factors” of our 2006 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors for the nine months ended September 30, 2007, from those listed in our 2006 Annual Report on Form 10-K.

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

Date:  November 7, 2007

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007

Number	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002