Form 10-K
period 2007-12-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2008-02-20
CIK 1317436

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
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
(208) 384-6161 (Registrant's telephone number, including area code)
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

         Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

         Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of January 31, 2008, the registrant did not have any voting or nonvoting equity held by nonaffiliates.

         The registrant, a limited liability company, has no common stock outstanding. Equity units issued and outstanding on January 31, 2008, were as follows:

Series	Units Outstanding as of January 31, 2008
Series A Common Units	66,000,000
Series B Common Units	546,979,022
Series C Common Units	39,069,411
These units are neither registered nor publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

PART I
Item 1.	Business	1
	Corporate Structure	2
	Building Materials Distribution	2
	Wood Products	4
	Paper	8
	Packaging & Newsprint	13
	Corporate and Other	18
	Competition	18
	Environmental Issues	20
	Capital Investment	20
	Seasonality	20
	Working Capital	21
	Acquisitions and Divestitures	21
	Employees	21
	Identification of Executive Officers	21
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	29
	Building Materials Distribution	29
	Wood Products	30
	Paper	30
	Packaging & Newsprint	30
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Securityholders	30
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	32
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
	Understanding Our Financial Information	35
	Background and Executive Overview	35
	Sale of Our Paper and Packaging & Newsprint Assets	36
	Our Segments	37
	Recent Trends and Operational Outlook	38
	Factors That Affect Our Operating Results	40
	Our Operating Results	45
	Industry Mergers and Acquisitions	53
	Acquisitions	53
	Divestitures	53
	Liquidity and Capital Resources	54
	Following the Aldabra Transaction	61

	Contractual Obligations		62
	Off-Balance-Sheet Activities		64
	Guarantees		64
	Inflationary and Seasonal Influences		64
	Disclosures of Financial Market Risks		64
	Financial Instruments		66
	Income Taxes		67
	Environmental		68
	Critical Accounting Estimates		68
	New and Recently Adopted Accounting Standards		75
	Non-GAAP Financial Measures		75
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		78
Item 8.	Financial Statements and Supplementary Data		79
	1.	Summary of Significant Accounting Policies	84
	2.	Sale of Our Paper and Packaging & Newsprint Assets	89
	3.	Merger With Boise Land & Timber Holdings Corp.	90
	4.	Transactions With Related Parties	91
	5.	Other (Income) Expense, Net	92
	6.	Leases	92
	7.	Income Taxes	93
	8.	Receivables	94
	9.	Goodwill and Intangible Assets	94
	10.	Asset Retirement Obligations	96
	11.	Debt	97
	12.	Financial Instruments	100
	13.	Retirement and Benefit Plans	101
	14.	Redeemable Equity Units	107
	15.	Capital	111
	16.	Segment Information	113
	17.	Commitments and Guarantees	119
	18.	Consolidating Guarantor and Nonguarantor Financial Information	121
	19.	Legal Proceedings and Contingencies	132
	20.	Quarterly Results of Operations (unaudited)	132
	Report of Independent Registered Public Accounting Firm		133
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure		134
Item 9A.	Controls and Procedures		134
Item 9B.	Other Information		135
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance		136
Item 11.	Executive Compensation		142
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		159
Item 13.	Certain Relationships and Related Transactions, and Director Independence		161
Item 14.	Principal Accounting Fees and Services		164

PART IV
Item 15.	Exhibits and Financial Statement Schedules	166
	Signatures	167
	Index to Exhibits	168
	Certifications

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

ITEM 1.    BUSINESS

        We are a diversified North American paper and forest products company headquartered in Boise, Idaho. We manufacture engineered wood products, plywood, lumber, and particleboard and distribute a broad line of building materials, including wood products we manufacture. We also manufacture a wide range of specialty and premium paper products, including imaging papers for the office and pressure sensitive applications, as well as printing and converting papers, containerboard and corrugated boxes, newsprint, and market pulp. We operate our business in five reportable segments: Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other (support staff services). We present information pertaining to each of our five segments and the geographic areas in which they operate in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

        In September 2007, Boise Cascade, L.L.C. (Boise Cascade), our wholly owned direct subsidiary, entered into a purchase and sale agreement (PSA) with Aldabra 2 Acquisition Corp. (Aldabra) for the sale of our Paper and Packaging & Newsprint segments. As part of the transaction, Aldabra intends to change its name to Boise Inc. Following the transaction, Boise Cascade will maintain 100% of our Building Materials Distribution and Wood Products segments and will acquire up to 49% of Boise Inc.'s shares as part of the transaction. Both companies will be headquartered in Boise, Idaho. We expect to close the transaction in late February 2008.

        As used in this 2007 Annual Report on Form 10-K, the term "Boise" means Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries and, where the context relates to periods prior to the acquisition of OfficeMax Incorporated's (OfficeMax) forest products and paper assets, to their predecessors in interest. The terms "Boise Forest Products Operations" and "predecessor" refer to the results of the forest products and paper assets of OfficeMax that we acquired on October 29, 2004 (inception) from OfficeMax. OfficeMax was formerly known as Boise Cascade Corporation. We acquired the names "Boise" and "Boise Cascade" as part of the acquisition of OfficeMax's forest products and paper assets (the Forest Products Acquisition). The terms "we," "us," and "our" mean Boise with respect to periods after the Forest Products Acquisition and Boise Forest Products Operations with respect to periods prior to the Forest Products Acquisition.

        The consolidated financial information presents the financial results of Boise for the years ended December 31, 2007, 2006, and 2005, and the period of October 29 (inception) through December 31, 2004, and the results of OfficeMax's forest products operations for the period of January 1 through October 28, 2004, and for the year ended December 31, 2003. When we refer to the 2004 results in this Form 10-K, we are referring to the entire year, both the period owned by the predecessor company and the period owned by Boise.

Corporate Structure

        The following chart summarizes our corporate structure and equity ownership at December 31, 2007 (based on voting power):

Building Materials Distribution

Products

        We are a leading national inventory-carrying wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to customers that resell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets. In 2007, EWP sales generated 15% of revenue in this segment. We believe our broad product line provides our customers with a one-stop resource for their needs and lowers per-unit freight costs. We also have expertise in special-order sourcing and merchandising support, and our nationwide supplier relationships allow us to offer excellent customer service on top brands in the building materials industry.

        The following table sets forth segment sales; segment income before interest and taxes; depreciation, amortization, and depletion; and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated:

	Boise				Predecessor
				October 29 (inception) through December 31, 2004
	Year Ended December 31				January 1 through October 28, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(millions)
Sales	$2,564.0	$2,950.3	$3,052.3	$401.7	$2,442.4	$2,047.8
Segment income before interest and taxes	$51.8	$75.3	$99.9	$10.1	$78.8	$47.7
Depreciation, amortization, and depletion	7.4	9.2	9.1	1.5	6.1	7.1

EBITDA (a)	$59.2	$84.6	$109.0	$11.6	$84.9	$54.8

(a)
Segment EBITDA is calculated as segment income (loss) before interest, income tax provision (benefit), and depreciation, amortization and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Information" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income.

Facilities

        We operate 30 wholesale building materials distribution facilities located strategically throughout the United States. Since 2002, we have relocated or expanded several facilities. In 2007, we relocated and doubled the size of our facility in Georgia and added a facility in northern Florida.

Raw Materials and Input Costs

        We purchase the majority of the building materials we distribute from third-party suppliers. Approximately 30% of the lumber, commodity panels, and engineered wood products purchased by Building Materials Distribution during 2007 were purchased from our Wood Products segment. Our vendor base includes over 1,500 suppliers. We generally do not have long-term supply contracts with our vendors. This flexibility and our national presence allow us to obtain favorable price and term arrangements.

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

Customers

        Our customer base in this segment includes a wide range of customers across multiple market segments and various end markets. In 2007, a majority of our sales in this segment were to "pro dealers" and retail distributors that sell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets. We also service retail lumberyards, home improvement centers, and other industrial accounts.

Business Plan

        We intend to continue to expand our building materials distribution network into new geographic markets and to grow in our existing markets. Sales in this segment have grown from $1.7 billion in 2002 to almost $2.6 billion in 2007. The business has grown successfully by acquiring facilities, opening new locations, relocating and expanding existing facilities, and capturing local market share through superior customer service.

Wood Products

Products

        Over the past ten years, we have shifted our product focus from commodity products, such as plywood and lumber, to EWP, which traditionally has had more stable prices and higher margins. We are a leading producer of EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We believe we are the second-largest EWP manufacturer in North America, with an estimated market share of approximately 21% in 2007. EWP accounted for 42% of our sales in this segment in 2007. EWP sales grew from 1998 through 2007 at a compound annual rate of 12%. A 29% decline in single family housing starts during 2007 led to a 22% decline in our EWP sales, compared with 2006. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used in new residential and light commercial construction and in residential repair and remodeling. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our own wholesale building materials distribution outlets. During 2007, approximately 43% of the wood products we manufactured, including approximately 62% of our EWP, were sold to our Building Materials Distribution segment.

        The following table sets forth the capacity and production by product for the periods indicated:

	Boise				Predecessor
	Year Ended December 31			October 29 (inception) through December 31, 2004
					January 1 through October 28, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(millions)
Capacity (a) (b)
Laminated veneer lumber (LVL) (cubic feet) (c)	27.5	27.5	25.0	20.0	20.0	19.0
Plywood and veneer (sq. ft.) (3/8" basis) (d)	1,600	1,600	1,620	1,600	1,600	1,780
Lumber (board feet)	250	270	270	275	275	380
Particleboard (sq. ft.) (3/4" basis)	170	170	160	200	200	200
Brazilian veneer (sq. ft.) (3/8" basis)	170	170	170	150	150	150
Production (b)
Laminated veneer lumber (LVL) (cubic feet) (c)	17.2	18.7	19.6	3.0	15.2	15.2
I-joists (equivalent lineal feet) (c)	194	202	228	37	192	194
Plywood and veneer (sq. ft.) (3/8" basis) (d)	1,467	1,546	1,603	271	1,395	1,855
Lumber (board feet)	237	244	259	45	243	356
Particleboard (sq. ft.) (3/4" basis)	150	158	163	21	135	150
Brazilian veneer (sq. ft.) (3/8" basis) (e)	157	153	148	22	63	66
(a)
Annual capacity is production assuming normal operating shift configurations. Accordingly, production can exceed capacity under some operating conditions.

(b)
In 2003, our predecessor owned a 47% interest in a joint venture that manufactured OSB. In 2004, our predecessor sold its interest in this joint venture. The 2003 annual capacity and production for OSB have been excluded from this table.

(c)
A portion of LVL production is used to manufacture I-joists at two EWP plants. Capacity is based on LVL production only.

(d)
Production and capacity applicable to plywood only. Approximately 20%, 22%, and 20%, respectively, of the plywood we produced in 2007, 2006, and 2005 was utilized internally to produce EWP. For prior periods, internal utilization of plywood to produce EWP was 18%, 17%, and 13% for the period of October 29 (inception) through December 31, 2004, the period of January 1 through October 28, 2004, and for the year ended December 31, 2003, respectively.

(e)
Most of the veneer is used for production of LVL at our plant in Alexandria, Louisiana. The remainder is sold in Brazil on the open market.

        The following table sets forth segment sales; segment income before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated:

	Boise				Predecessor
				October 29 (inception) through December 31, 2004
	Year Ended December 31				January 1 through October 28, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(millions)
Sales	$1,010.2	$1,155.9	$1,294.4	$200.1	$1,159.9	$1,115.7
Segment income before interest and taxes	$23.6	$37.2	$119.4	$15.6	$203.0	$43.5
Depreciation, amortization, and depletion	30.0	27.6	23.0	3.3	23.5	34.2

EBITDA (a) (b)	$53.7	$64.9	$142.4	$18.9	$226.5	$77.7

(a)
The period of January 1 through October 28, 2004, included a $46.5 million pretax gain for the sale of our predecessor's 47% interest in Voyageur Panel.

(b)
Segment EBITDA is calculated as segment income (loss) before interest, income tax provision (benefit), and depreciation, amortization and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Information" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income.

Facilities

        We currently operate an integrated network of three EWP facilities and ten plywood and veneer plants, eight of which manufacture inputs used in our EWP facilities. We also operate five sawmills and one particleboard plant. The following table lists annual capacities of our Wood Products facilities as of December 31, 2007, and production for the year then ended:

	Number of Mills	Capacity (a)	Production
		(millions)
Engineered wood products (EWP) (b)	3
Laminated veneer lumber (LVL) (cubic feet)		27.5	17.2
I-joists (equivalent lineal feet)			194
Plywood and veneer (sq. ft.) (3/8" basis) (c)	9	1,600	1,467
Lumber (board feet) (d)	5	250	237
Particleboard (sq. ft.) (3/4" basis)	1	170	150
Brazilian veneer (sq. ft.) (3/8" basis) (e)	1	170	157
(a)
Capacity is production assuming normal operating shift configurations. Accordingly, production can exceed capacity under some operating conditions.

(b)
A portion of LVL production is used to manufacture I-joists at two EWP plants. Capacity is based on LVL production only.

(c)
Production and capacity applicable to plywood only. Approximately 20% of the plywood we produced in 2007 was utilized internally to produce EWP.

(d)
In January 2008, we announced the permanent closure of our lumber manufacturing facility in White City, Oregon. This closure should be completed by the end of first quarter 2008. This mill represents about 8% of the lumber capacity reflected in the table.

(e)
Most of the veneer is used for production of LVL at our plant in Alexandria, Louisiana. The remainder is sold in Brazil on the open market.

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

        During 2007, energy, primarily electricity, natural gas, and fuel oil, accounted for approximately 4% of the sum of our materials, labor, and other operating expenses in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts, most of which are with local providers in regions in which our facilities are located. Our gas contracts have pricing mechanisms based primarily on current market prices, and our electricity contracts have pricing mechanisms based primarily on published tariffs. In addition, we also use derivative instruments such as natural gas swaps, options, or a combination of these instruments to mitigate price risk. For more information about our derivative instruments, see "Disclosures of Financial Market Risks" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

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

        The following table lists sales volumes for our Wood Products facilities for the periods indicated:

	Boise				Predecessor
	Year Ended December 31			October 29 (inception) through December 31, 2004
					January 1 through October 28, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(millions)
Laminated veneer lumber (LVL) (cubic feet)	10.6	12.1	12.3	1.8	10.1	9.8
I-joists (equivalent lineal feet)	188	219	243	31	192	200
Plywood (sq. ft.) (3/8" basis)	1,223	1,268	1,328	243	1,228	1,655
Lumber (board feet)	231	277	327	60	303	364
Particleboard (sq. ft.) (3/4" basis)	151	157	165	22	134	153

Customers

        Our Building Materials Distribution segment is our Wood Products segment's largest customer, representing approximately 37% of Wood Products' overall sales, including approximately 60% of its EWP sales, in 2007. Our third-party customers in this segment include wholesalers, major retailers, and industrial converters in both domestic and export markets.

Business Plan

        We plan to further expand our market position in EWP. We believe EWP will continue to gain market share from traditional building products and that margins for EWP, over time, will continue to exceed those for most commodity wood-based building products. We are focused on leveraging our competitive cost structure, comprehensive customer service offering, design support capabilities, and efficient distribution network to continue to gain market share among home builders, building products retailers, and other distributors. To that end, we have increased LVL capacity 7.5 million cubic feet, which represents a 38% increase since 2004. This capacity provides a platform to further expand our presence in EWP.

Paper

Products

        We manufacture and sell uncoated free sheet paper (including cut-size office papers, commercial printing paper, envelope papers, and a wide range of premium and specialty papers), market pulp, and corrugating medium (a component of containerboard). Many of our paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled, high-bright and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. We ship to customers both directly from our mills and through distribution centers. In 2007, we were the third-largest manufacturer of uncoated free sheet in North America, with annual uncoated free sheet production capacity of approximately

1.5 million short tons (a short ton is equal to 2,000 pounds) and market share of approximately 12%. During 2007, uncoated free sheet accounted for approximately 87% of segment sales.

        The following table sets forth the capacity and production by product for the periods indicated:

	Boise				Predecessor
				October 29 (inception) through December 31, 2004
	Year Ended December 31				January 1 through October 28, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(short tons)
Capacity (a)
Uncoated free sheet	1,484,000	1,547,000	1,550,000	1,576,000	1,576,000	1,580,000
Containerboard (medium)	138,000	134,000	130,000	134,000	134,000	130,000
Market pulp	229,000	224,000	228,000	232,000	232,000	230,000

	1,851,000	1,905,000	1,908,000	1,942,000	1,942,000	1,940,000

Production
Uncoated free sheet	1,458,000	1,520,000	1,487,000	256,000	1,203,000	1,379,000
Containerboard (medium)	134,000	132,000	128,000	23,000	109,000	127,000
Market pulp	221,000	187,000	229,000	39,000	184,000	202,000

	1,813,000	1,839,000	1,844,000	318,000	1,496,000	1,708,000

(a)
Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

        Our strategy is to increase our presence in the growing premium and specialty paper markets, while reducing our exposure to shrinking commodity markets, such as converting paper for business forms. We increased sales of premium and specialty papers from approximately 28% of uncoated free sheet tons sold during 2004 to approximately 33% of uncoated free sheet tons sold during 2007. Some traditional communications paper markets have been declining as electronic media has developed. These declines have varied by specific products; for example, roll stock for business forms has declined significantly, while cut-size copy paper consumption has been essentially flat over the past several years as increased printer placements in home and manufacturing environments have offset reductions in office consumption. Many premium paper markets, such as recycled and colored papers, have been growing. Other paper markets, such as label and release papers and flexible packaging papers, are not impacted negatively by electronic substitution. While we produce some uncoated free sheet paper for forms converting use, our commodity uncoated free sheet paper production is heavily weighted to cut-size copy paper sold through OfficeMax, which also helps facilitate sales of premium office papers, such as recycled and colored copy paper.

        The following table sets forth segment sales; segment income (loss) before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated:

	Boise				Predecessor
				October 29 (inception) through December 31, 2004
	Year Ended December 31				January 1 through October 28, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(millions)
Sales	$1,596.2	$1,494.7	$1,417.8	$230.1	$1,140.4	$1,257.1
Segment income (loss) before interest and taxes	$132.3	$63.1	$58.6	$19.0	$(35.4)	$(23.7)
Depreciation, amortization, and depletion (a)	45.0	62.3	54.0	8.3	118.5	136.3

EBITDA (b)	$177.3	$125.4	$112.6	$27.3	$83.1	$112.6

(a)
The year ended December 31, 2007, included approximately $21.7 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(b)
Segment EBITDA is calculated as segment income (loss) before interest, income tax provision (benefit), and depreciation, amortization and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Information" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income.

        Our commodity-grade paper products are produced primarily on our larger paper machines in long, high-volume production runs that achieve economies of scale. On our smaller paper machines, our cost-competitively manufactured premium and specialty grades are increasingly displacing the production of commodity grades. Premium and specialty grades tend to require shorter production runs, generate higher and more stable prices, and have higher margins over time. Sales volumes of premium and specialty grades decreased 4%, from 498,000 tons in 2006 to 480,000 tons in 2007, but are still more than 10% above the 436,000-ton level of 2005. This increased focus on premium and specialty grades is an important component of our strategy. In support of this strategy, as of December 31, 2007, we have spent approximately $80 million to modify our uncoated free sheet paper machine at our Wallula, Washington, mill to enable it to produce pressure sensitive papers in addition to the commodity grades it has historically produced. Pressure sensitive papers include those used in the manufacture of labels and other adhesive papers.

        We also manufacture and sell market pulp. The quantity of market pulp we sell is approximately equal to the market pulp we purchase across our operating segments; therefore, any changes in the price and cost of pulp generally tend to offset one another.

Facilities

        We manufacture our uncoated free sheet paper at four mills in the United States. These mills had an annual capacity of 1.5 million short tons of uncoated free sheet as of December 31, 2007.

Our uncoated free sheet paper mills are supported by converting machines that, on a net basis, can produce approximately 1 million short tons of cut- and folio-size sheets annually.

        The following table sets forth the annual capacities of manufacturing locations in our Paper segment as of December 31, 2007, and production for the year then ended:

	Number of Machines	Capacity (a)	Production
		(short tons)
PULP AND PAPER MILLS
Jackson, Alabama
Uncoated free sheet	2	492,000	488,000
International Falls, Minnesota
Uncoated free sheet	4	533,000	526,000
St. Helens, Oregon
Uncoated free sheet	3	263,000	260,000
Market pulp	—	81,000	94,000
Wallula, Washington
Uncoated free sheet	1	196,000	184,000
Market pulp	1	148,000	127,000
Containerboard (medium)	1	138,000	134,000

	12	1,851,000	1,813,000

ANNUAL CAPACITY BY PRODUCT
Uncoated free sheet		1,484,000
Containerboard (medium)		138,000
Market pulp		229,000

		1,851,000

(a)
Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed capacity under some operating conditions.

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

        All of our paper mills have on-site pulp production facilities. Some of our paper mills also purchase pulp from third parties pursuant to contractual arrangements. At the time these arrangements were negotiated, pulp markets were relatively soft and, as a result, we were able to negotiate attractive terms. Because the current pulp market is relatively tight, we may not be able to achieve new purchase arrangements with similarly attractive terms.

        We generally purchase raw materials through contracts or open-market purchases. Our contracts are generally with suppliers located in closest proximity to the specific facility they supply,

and they generally contain price adjustment mechanisms to account for market price and expense volatility.

        Our Paper segment consumes substantial amounts of energy, such as electricity, natural gas, and a modest amount of fuel oil. During 2007, energy costs accounted for approximately 15% of the aggregate amount of materials, labor, and other operating expenses in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts, most of which are between a specific plant and a specific local provider. Under most of these contracts, the providers are bound to provide us with all of our needs for a particular type of energy at a specific facility. Most of these contracts have pricing mechanisms that adjust or set prices based on current market prices. In addition, we use derivative instruments such as natural gas swaps, options, or a combination of these instruments to mitigate price risk for our energy requirements. We also have been increasing our use of renewable biomass fuels to displace fossil fuels. Historically, these fuels have cost less than fossil fuels per unit of energy output. Some of this shift has required capital investment to convert power boilers to be able to handle biomass fuels. For example, we have recently completed a $5 million project in Wallula, Washington, which allows one of our boilers to burn wood waste (hog fuel) instead of natural gas.

Sales, Marketing, and Distribution

        Our uncoated free sheet is sold primarily by our own sales personnel. We ship to customers both directly from our mills and through distribution centers. This allows us to respond quickly to customer requirements.

        The following table sets forth sales volumes of paper and paper products for the periods indicated:

	Boise				Predecessor
	Year Ended December 31			October 29 (inception) through December 31, 2004
					January 1 through October 28, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(thousands of short tons)
Commodity	995	999	1,080	178	891	1,022
Premium and specialty	480	498	436	68	358	374

Uncoated free sheet	1,475	1,497	1,516	246	1,249	1,396
Containerboard (medium)	134	132	128	23	110	126
Market pulp	145	112	142	27	138	146

	1,754	1,741	1,786	296	1,497	1,668

Customers

        Our largest customer in this segment is OfficeMax. In 2007, sales to OfficeMax accounted for $615.7 million of paper segment sales. Sales to OfficeMax constitute 44% of our total uncoated free sheet sales volume and 78% of our office papers sales volume. In October 2004, OfficeMax agreed to purchase from us its full North American requirements for cut-size office paper, to the extent we choose to supply such paper to them, through December 2012. OfficeMax's purchase obligations under the agreement will phase out over a four-year period (25% per year) beginning one year after the delivery of notice of termination, but in no event will the purchase obligation be reduced prior to December 31, 2012. The price for paper sold under this supply agreement approximates market prices. However, due to the structure of the contract, price changes to OfficeMax lag the market approximately 60 days. This supply agreement provides us with access to one of North America's largest office products sales and distribution networks, giving us a competitive advantage from the perspective of market access and customer supply-chain management.

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

Business Plan

        Our strategy in our paper segment is to maximize profitability by operating our two largest paper manufacturing machines at full capacity in the production of cut-size commodity office paper while dedicating as much production as possible on our smaller machines to premium and specialty papers for a variety of markets and end uses.

        We work closely with our customers to develop and manufacture innovative premium and specialty papers and to provide related service programs that respond to their changing needs and technical requirements. On our smaller machines, we will continue to displace the production of commodity grades with higher-margin premium and specialty grades. By leveraging our existing customer relationships, design capabilities, competitive cost position, and efficient logistics network, we seek to expand our position as a leading North American supplier of premium and specialty papers. In support of this strategy, at December 31, 2007, we have spent approximately $80 million to modify our uncoated free sheet paper machine at our Wallula, Washington, mill (the Wallula #3 machine), which historically produced a variety of commodity paper grades, to enable it to produce pressure sensitive papers, as well as commodity grades. Significant to the execution of our strategy is the ability to produce and sell pressure sensitive papers from the Wallula #3 machine and the ability to develop, produce, and sell other premium and specialty grades on our smaller machines. Pressure sensitive paper grades, as well as other specialty grade products, are important because these categories are generally growing, while North American demand for commodity uncoated free sheet paper in total has declined over the last five years.

        Our long-term supply agreement with OfficeMax allows us to focus our largest paper machines on producing commodity products in long, high-volume production runs. This relationship allows us to continue to improve the capacity utilization of our largest paper machines, achieve supply-chain efficiencies, and develop and test product and packaging innovations. We leverage the expertise developed in this relationship to better serve our other customers and develop new customers and products while pursuing productivity improvements and cost reductions.

Packaging & Newsprint

Products

        We manufacture and sell containerboard (linerboard) and corrugated containers and sheets, as well as newsprint. We consume approximately 71% of our linerboard and medium production (including industry trades) to make corrugated containers and sheets in this segment.

        The following table sets forth the capacity and production by product for the periods indicated:

	Boise				Predecessor
				October 29 (inception) through December 31, 2004
	Year Ended December 31				January 1 through October 28, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(short tons)
Capacity (a)
Containerboard (linerboard)	575,000	559,000	554,000	555,000	555,000	560,000
Newsprint	425,000	426,000	434,000	448,000	448,000	440,000

	1,000,000	985,000	988,000	1,003,000	1,003,000	1,000,000

Production
Containerboard (linerboard)	573,000	554,000	533,000	94,000	427,000	525,000
Newsprint	409,000	415,000	411,000	75,000	352,000	413,000

	982,000	969,000	944,000	169,000	779,000	938,000

(a)
Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

        The following table sets forth segment sales; segment income (loss) before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated:

	Boise				Predecessor
				October 29 (inception) through December 31, 2004
	Year Ended December 31				January 1 through October 28, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(millions)
Sales	$783.1	$766.5	$731.6	$128.9	$565.6	$638.1
Segment income (loss) before interest and taxes	$40.1	$45.3	$23.8	$7.3	$(1.2)	$(15.0)
Depreciation, amortization, and depletion (a)	37.7	50.8	37.2	6.0	34.7	40.4

EBITDA (b)	$77.8	$96.1	$61.0	$13.3	$33.5	$25.4

(a)
The year ended December 31, 2007, included approximately $19.1 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(b)
Segment EBITDA is calculated as segment income (loss) before interest, income tax provision (benefit), and depreciation, amortization and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Information" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income.

        Containerboard is used in the production of corrugated containers and sheets. Our corrugated containers are used in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Growth of corrugated containers is driven by durable and nondurable goods production, as more packaging gets used in the sale of these products. Corrugated sheets are sold primarily to converters who finish the sheets into corrugated container products. In 2007, our Packaging & Newsprint segment produced approximately 573,000 short tons of linerboard and our Paper segment produced approximately 134,000 tons of corrugating medium, both of which are used in the production of corrugated containers. In 2007, our Paper and Packaging & Newsprint segments produced 707,000 short tons of linerboard and medium, while our corrugated container and sheet plants consumed approximately 502,000 tons of containerboard (including both linerboard and corrugating medium) or the equivalent of 71% of its containerboard production.

        We manufactured approximately 410,000 tons of newsprint during 2007, primarily for use in printing daily newspapers and other publications in North America. Of the machines at our mill in DeRidder, Louisiana, two machines are currently used in the production of newsprint. It is possible that these machines can be switched to other paper grades (such as linerboard, corrugating medium, unbleached kraft pulp, or packaging papers) provided that we make additional capital expenditures and can economically source sufficient fiber.

Facilities

        We manufacture containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. This mill is one of the largest paper mills in North America, with an approximate annual production capacity of 1.0 million short tons as of December 31, 2007. We also manufacture corrugated containers and sheets at five plants in the Northwest and one sheet feeder plant in Texas, with an aggregate annual capacity of approximately 9.3 billion square feet (which assumes operating the plants five days a week, 24 hours a day).

        The following table sets forth annual capacities of our containerboard (linerboard) and newsprint mill in DeRidder, Louisiana, as of December 31, 2007, and production for the year then ended:

	Number of Machines	Capacity (a)	Production
		(short tons)
PULP AND PAPER MILL
DeRidder, Louisiana
Containerboard (linerboard)	1	575,000	573,000
Newsprint	2	425,000	409,000

	3	1,000,000	982,000

(a)
Capacity assumes production 24 hours per day, 365 days per year, less days allotted for planned maintenance and capital improvements. Accordingly, production can exceed calculated capacity under some operating conditions.

Raw Materials and Input Costs

        Wood fiber is the principal raw material in this segment. The primary sources of wood fiber are timber and its byproducts, such as wood chips. Our DeRidder manufacturing facility is located in close proximity to active wood markets. We rely on market-based contracts for a significant portion of our fiber needs. We obtain some of our wood residuals from our wood products plants in the South, and the remainder are purchased from outside sources.

        We generally purchase raw materials through contracts or open-market purchases. Our contracts are generally with suppliers located in close proximity to the specific facility they supply, and they generally contain price adjustment mechanisms to account for market price and expense volatility.

        Our Packaging & Newsprint segment consumes substantial amounts of energy, such as electricity and natural gas. During 2007, energy costs accounted for approximately 14% of the sum of materials, labor, and other operating expenses in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts. Under most of these contracts, the providers are bound to supply us with all of our needs for a particular type of energy at a specific facility. Our gas contracts have pricing mechanisms based primarily on current market prices, and our electricity contracts have pricing mechanisms based primarily on published tariffs. We also use derivative instruments such as natural gas swaps, options, or a combination of these instruments to mitigate price risk. For more information about our derivative instruments, see "Disclosures of Financial Market Risks" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. We have undertaken a major capital project, which we will complete by the end of first quarter 2008, to reduce fiber and energy costs and increase production of linerboard through the addition of a shoe press in our DeRidder manufacturing facility.

Sales, Marketing, and Distribution

        Our containerboard (linerboard) and corrugated containers and sheets are sold by our own sales personnel or brokers. We market our newsprint through AbitibiBowater Inc. (AbitibiBowater) pursuant to an arrangement whereby AbitibiBowater purchases all of the newsprint we produce at a price equal to the price AbitibiBowater's mills in the southern United States receive from customers, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party review. AbitibiBowater is one of the world's largest producers and marketers of newsprint. AbitibiBowater sells our newsprint primarily in regional markets near our DeRidder, Louisiana, manufacturing facility. Our contract with AbitibiBowater expires on December 31, 2008, but will renew automatically for one additional five-year term unless either party gives notice, before April 30, 2008, that it wishes to terminate the agreement. During the five-year renewal period, either party may terminate the contract on one year's prior written notice.

        The following table sets forth sales volumes of containerboard (linerboard), newsprint, and corrugated containers and sheets for the periods indicated:

	Boise				Predecessor
	Year Ended December 31			October 29 (inception) through December 31, 2004
					January 1 through October 28, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(thousands of short tons)
Containerboard (linerboard) (a)	239	266	452	81	382	451
Newsprint	415	411	408	81	349	416
	(millions of square feet)
Corrugated containers and sheets	6,609	6,599	4,770	787	3,876	4,591
(a)
Includes the impact of adopting Emerging Issues Task Force (EITF) 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty, effective January 1, 2006, which required us to report our inventory buy/sell transactions on a net basis. In accordance with the provisions of EITF 04-13, prior-period financial information has not been reclassified to conform with the current period's presentation. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in "Item 8. Consolidated Financial Statements" of this Form 10-K for more information.

Customers

        During 2007, we sold approximately 42% of our linerboard in the open market, both domestically and in the export market. We sell our finished corrugated containers to over 1,000 active customers, including large agricultural producers and food and beverage processors. We sell corrugated sheets to over 200 converters, who use the sheets to manufacture corrugated containers for a variety of customers.

        We sell all of our newsprint to AbitibiBowater, one of the largest manufacturers of newsprint in the world, which sells to a number of newspaper publishers located near our mill. In October 2007, Abitibi-Consolidated Inc., which sold the newsprint we produced at our DeRidder mill pursuant to a long-standing marketing agreement, completed a merger with Bowater Incorporated, another major newsprint producer. As a part of the merger, the merged company, AbitibiBowater, assumed rights and responsibilities of Abitibi-Consolidated Inc., under the newsprint marketing agreement with us. It is uncertain what the effects of this merger will be, if any, on the newsprint industry in general.

Business Plan

        We operate our Packaging & Newsprint business segment to optimize cash flow through integration between our containerboard and converting operations and operational improvements in our facilities to lower costs and improve efficiency. The acquisition of Central Texas Corrugated (CTC) in February 2006 was a significant step in increasing our integration. We are a low-volume producer of newsprint, all of which is sold through AbitibiBowater. Our strategy for newsprint is to reduce exposure to that market by identifying an opportunity to convert current newsprint production capacity to serve packaging markets or, if no attractive conversion alternative is identified, to run our newsprint production capacity only if it generates positive cash flow. Should our newsprint production fail to continue to generate positive cash flow, we will consider a shutdown of one or both of the newsprint machines and associated pulp and utility operations.

Corporate and Other

        Our corporate and other segment includes primarily corporate support staff services and related assets and liabilities. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. This segment also includes certain rail and truck transportation businesses and related assets that support our manufacturing facilities. Rail cars and trucks are generally leased. We provide transportation service not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the years ended December 31, 2007, 2006, and 2005, segment sales related primarily to our rail and truck transportation business and were $58.9 million, $60.7 million, and $70.0 million, respectively. Segment sales were $13.1 million, $77.4 million, and $77.9 million for the period of October 29 (inception) through December 31, 2004, the period of January 1 through October 28, 2004, and for the year ended December 31, 2003, respectively.

        The following table sets forth segment sales; segment income (loss) before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated:

	Boise				Predecessor
	Year Ended December 31			October 29 (inception) through December 31, 2004
					January 1 through October 28, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(millions)
Sales	$58.9	$60.7	$70.0	$13.1	$77.4	$77.9
Segment income (loss) before interest and taxes	$(23.1)	$(37.1)	$(29.4)	$(6.8)	$(56.8)	$(40.1)
Depreciation, amortization, and depletion (a)	3.8	5.4	5.5	0.9	11.0	11.8

EBITDA (b)	$(19.4)	$(31.9)	$(23.8)	$(5.9)	$(45.8)	$(28.3)

(a)
The year ended December 31, 2007, included approximately $1.0 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(b)
Segment EBITDA is calculated as segment income (loss) before interest, income tax provision (benefit), and depreciation, amortization and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Information" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income.

Competition

        The markets in each of our operating segments are large and highly competitive. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in each of our operating segments. Those factors include price, service, quality, product selection, and convenience of location.

        Some of our competitors in each of our segments are larger than we are and have greater financial resources. These resources afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can.

        Building Materials Distribution.    The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. We compete on the basis of delivery cost and speed, quality of service, and compatibility with customers' needs, and our competition consists of distributors of all types of building materials. We compete with other national inventory-carrying distributors as well as wholesale brokers and buying cooperatives, some of which have sales greater than ours and/or have more extensive relationships with professional builders. If one or more of these competitors are able to leverage geographic coverage and/or customer relationships into new markets, our growth strategy in this segment could be negatively impacted. In recent years, there has been consolidation among home builders, pro dealers, and big box retailers. As the customer base consolidates, this dynamic could impact our ability to maintain margins. Proximity to customers is an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, and our focus on customer service are our primary competitive advantages in this segment.

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

        Four major manufacturers in the North American uncoated free sheet market account for approximately 72% of capacity. As of December 31, 2007, we are the third-largest producer of uncoated free sheet paper in North America. Our competitors include Domtar (the largest producer), International Paper, and Georgia-Pacific. Although price is the primary basis for competition in most of our paper grades, quality and service are important competitive determinants, especially in premium and specialty grades. Some of our paper products also compete with other paper grades and other technologies such as electronic transmission document storage alternatives. As the use of these alternatives continues to grow, we may see variances in the overall demand for paper products or shifts from one type of paper to another.

        In early 2007, two of our major competitors in the uncoated free sheet paper business, Domtar Inc. and Weyerhaeuser Company, combined their uncoated free sheet paper businesses. This combination has resulted in a larger and potentially much stronger competitor than the two companies operating their paper businesses independently. It is uncertain what the long-term effects of this merger will be on the paper industry in general.

        Packaging & Newsprint.    Containerboard (corrugating medium and linerboard) and newsprint are globally traded commodities with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. The intensity of competition in these industries fluctuates based on demand and supply levels, as well as prevailing foreign currency exchange rates. Our corrugated container operations in the Pacific Northwest have a leading regional market position and compete with several national and regional manufacturers. Our plant in Waco, Texas, known as CTC, produces corrugated sheets that are sold to sheet plants in the Southwest, where they are converted into corrugated containers for a variety of customers. Some of our competitors have lower operating costs and/or enjoy greater integration between their containerboard production and corrugated container production than we do. In October 2007, Abitibi-Consolidated Inc., which sells the newsprint we produce at our DeRidder mill pursuant to a long-standing marketing agreement, completed a merger with Bowater Incorporated, another major newsprint producer. It is uncertain what the long-term effects of this merger will be, if any, on the newsprint industry in general.

Environmental Issues

        Our discussion of environmental issues is presented under the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Legal Proceedings" of this Form 10-K.

Capital Investment

        Information concerning our capital expenditures is presented under the caption "Investment Activities" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Seasonality

        Seasonal changes in levels of building activity affect our building products businesses, that are dependent on housing starts, repair-and-remodel activity, and light commercial and industrial conversion activities. Declines in building activity that may occur during winter affect our building products businesses. We typically have higher sales and working capital in the second and third quarters because of warmer weather. To a lesser degree, our paper businesses also experience some seasonality in their businesses, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated container products is influenced by changes in agricultural shipments in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.

Working Capital

        We have no unusual working capital practices. We believe our management practices with respect to working capital conform to common business practices in the United States.

Acquisitions and Divestitures

        We may engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. For more information about our acquisitions and divestitures, see "Sale of Our Paper and Packaging & Newsprint Assets," "Acquisitions," and "Divestitures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Employees

        As of January 31, 2008, we had 10,042 employees. Approximately 4,800, or 48%, of these employees work pursuant to collective bargaining agreements. Our contract at our St. Jacques, New Brunswick, Canada, I-joist plant that covers approximately 120 workers expired December 31, 2006. The contract remains in place pending further negotiations. The agreement at our Wallula, Washington, container plant expired in fourth quarter 2007, and we have our first meetings scheduled in March of 2008. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Identification of Executive Officers

        Information with respect to our executive officers is set forth in "Item 10. Directors, Executive Officers, and Corporate Governance" of this Form 10-K.

ITEM 1A.    RISK FACTORS

        This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including the description of our business in "Item 1. Business" and the Recent Trends and Operational Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward-looking statement.

        The markets in which we operate are cyclical. Fluctuations in the prices of and the demand for our products could result in smaller profit margins and lower sales volumes.    Historically, economic and market shifts, fluctuations in capacity, and changes in foreign currency exchange rates have created cyclical changes in prices, sales volumes, and margins for our products. The length and magnitude of industry cycles have varied over time and by product but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of our paper products, including our cut-size office paper, containerboard, and newsprint, and many of our wood products, including our plywood, lumber, and particleboard, are commodities that are widely available from other producers. Even our noncommodity products, such as specialty and premium papers and EWP, are impacted by commodity prices since the price of these grades is often tied to commodity prices. Commodity products have few distinguishing qualities from producer to producer, and as a result, competition for these products is based primarily on price, which is determined by supply relative to demand.

        The overall levels of demand for the commodity products we make and distribute, and consequently our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets, as well as foreign currency exchange rates. For example, demand for wood products depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are impacted by demographic trends, interest rate levels, weather, and general economic conditions. Demand for our paper products fluctuates with levels of employment, the state of durable and nondurable goods industries, and prevailing levels of advertising and print circulation. Since 2000, demand for some commodity grades of paper has decreased as electronic transmission and document storage alternatives become more prevalent. Newsprint demand in North America has been in decline for decades, as electronic media has increasingly displaced paper as a medium for information and communication.

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

        Prices for all of our products are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Market conditions beyond our control determine the prices for our commodity products, and as a result, the price for any one or more of these products may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these products depends on managing our cost structure, particularly raw materials and energy prices, which represent the largest components of our operating costs and can fluctuate based upon factors beyond our control, as described below. If the prices of our products decline, or if our raw materials or energy costs increase, or both, demand for our products may decline, and our sales and profitability could be materially and adversely affected.

        We face strong competition in our markets.    The paper and forest products industry is highly competitive. We face competition from numerous competitors, domestic as well as foreign. Some of our competitors in each of our businesses are large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency, and/or lower operating costs than we do. In addition, some of our competitors have less indebtedness than we do, and therefore, more of their cash is available for business purposes other than debt service. We may be unable to compete with other companies in the market during the various stages of the business cycle and particularly during any business downturns.

        Our manufacturing businesses may have difficulty obtaining logs and fiber at favorable prices or at all.    Wood fiber is our principal raw material, accounting for approximately 42%, 29%, and 17% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments, respectively, in 2007. Wood fiber is a commodity, and prices have historically been cyclical. In addition, availability of wood fiber is often negatively affected if demand for building products declines, since wood fiber, including wood chips, sawdust, and shavings, is a byproduct in the manufacture of building products. Wood fiber for our paper mills in the Northwest comes predominantly from building products manufacturing plants. Because of the decline in the housing markets and new construction, a number of building products manufacturing plants have been curtailed and closed in the Northwest. These curtailments affect the availability and price of wood fiber in the region and, in turn, affect the operating and financial performance of our Northwest paper mills. In many cases, we may be unable to increase product prices in response to increased wood fiber costs depending on other factors affecting the demand or supply of paper. Further, severe or sustained shortages of fiber could cause us to curtail our own operations, resulting in material and adverse affects on our sales and profitability.

        Future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health, and the response to and prevention of catastrophic wildfires can also affect log and fiber supply. Availability of harvested logs and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. In addition, since a number of our manufacturing facilities use wood-based biomass as an alternative energy source, an increase in wood fiber costs or a reduction in availability can increase the price of, or reduce the total usage of biomass, which could result in higher energy costs.

        Our business is vulnerable to the recent volatility in the credit markets.    Credit markets have recently experienced difficult conditions and volatility, including the concerns in the well-publicized sub-prime mortgage market as well as related financings. Market uncertainty has increased dramatically and expanded into other credit markets. The lack of credit has dampened the housing market, reducing the demand for the building products we manufacture, as well as the building products sold by our customers. It is difficult to predict how long these conditions will exist; however, these factors have and will continue to affect adversely our financial performance in our wood products and building materials distribution businesses. These conditions also affect the ability of our customers to pay for products they buy from us, increasing the risk of credit losses.

        Further increases in the cost of our purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing our margins.    Energy is one of our most significant raw materials, accounting for approximately 4%, 15%, and 14% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments, respectively, in 2007. Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We have some flexibility to switch between fuel sources; however, we have significant exposure to natural gas, fuel oil, and biomass (hog fuel) price increases. Increased demand (which could be driven by cold weather) or further supply constraints could drive prices higher. The rates we are charged are impacted by the increase in natural gas prices, although the degree of impact depends on each utility's mix of energy resources and regulatory situation.

        Other raw materials we use include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate, sodium hydroxide, dyes, resins, and adhesives. Purchases of chemicals accounted for approximately 7%, 14%, and 5% of the aggregate amount of materials, labor, and other operating expenses, including fiber costs, for our Wood Products, Paper, and Packaging & Newsprint segments, respectively, in 2007. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond our control.

        For most of our products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs to our customers in the short term. Any sustained increase in chemical or energy prices would reduce our operating margins and potentially require us to limit or cease operations of one or more of our machines or facilities.

        Some of our paper and wood products are vulnerable to long-term declines in demand due to competing technologies or materials.    Our uncoated free sheet and newsprint compete with electronic transmission and document storage alternatives, as well as with paper grades we do not produce. As the use of these alternatives grow, demand for paper products may shift from one grade of paper to another or be eliminated altogether. For example, demand for newsprint has declined and may continue to decline as newspapers are replaced with electronic media, and demand for our uncoated free sheet for use in preprinted forms has declined and may continue to decline as the use of desktop publishing and on-demand printing continues to displace traditional forms. Demand for our containerboard may decline as corrugated paper packaging may be replaced with other packaging materials. The increase in imports also has negatively influenced demand for domestic containerboard, as more products are manufactured and packaged offshore. Demand for plywood may also decline as customers continue to shift to oriented strand board, a product we do not manufacture. Any substantial shift in demand from our products to competing technologies or materials could result in a material decrease in sales of our products.

        A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively impact our net income.    Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

  •
  Maintenance outages;

  •
  Prolonged power failures;

  •
  An equipment failure;

  •
  Disruptions in the supply of raw materials, such as wood fiber, energy, or chemicals;

  •
  A chemical spill or release;

  •
  Closure because of environmental-related concerns;

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

        Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements.    Our manufacturing businesses are capital-intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency, and comply with environmental laws. During 2007, our total capital expenditures, excluding acquisitions, were approximately $188 million, including approximately $70 million for maintenance capital (replacements) and approximately $9 million for environmental expenditures. We expect to spend approximately $175 million to $180 million, excluding acquisitions, on capital expenditures during 2008, including approximately $110 million for maintenance capital (replacements) and approximately $10 million for environmental expenditures. If we require funds for operating needs and capital expenditures beyond those generated from operations, we may not be able to obtain them on favorable terms, or at all. In addition, our debt service obligations reduce our available cash flows. If we cannot maintain or upgrade our equipment as we require or ensure environmental compliance, we could be required to cease or curtail some of our manufacturing operations or we may become unable to manufacture products that can compete effectively in one or more of our markets.

        Our operations are affected by our relationship with OfficeMax.    Until October 2004, we operated as business units of OfficeMax and not as a stand-alone company. For the year ended December 31, 2007, sales to OfficeMax accounted for approximately 44% of our uncoated free sheet volume, including approximately 78% of our office paper volume. We anticipate that OfficeMax will continue to be our largest customer and that we will continue to depend on its distribution network for a substantial portion of our uncoated free sheet sales in the future. In connection with the Forest Products Acquisition, OfficeMax retained and indemnified us against certain liabilities related to our business. Furthermore, we and OfficeMax have an agreement in place (the Additional Consideration Agreement), pursuant to which we receive or make an additional payment to OfficeMax each year based on changes in paper prices. Any significant deterioration in OfficeMax's financial condition or our relationship with OfficeMax, or a significant change in OfficeMax's business strategy, could result in OfficeMax ceasing to be our customer or failing to satisfy its contractual obligations to us, which in turn could reduce our sales and subject us to additional material liabilities.

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

        We are subject to significant environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.    We are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Our capital expenditures for environmental compliance were approximately $9 million, $9 million, and $17 million in 2007, 2006, and 2005, respectively, and we expect to incur approximately $10 million in 2008. We expect to continue to incur significant capital and operating expenditures in order to maintain compliance with applicable environmental laws and regulations. If we fail to comply with applicable environmental laws and regulations, we may face civil or criminal fines, penalties, or enforcement actions, including orders limiting our operations or requiring corrective measures, installation of pollution control equipment, or other remedial actions.

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

        Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures. In addition, we may be impacted negatively if carbon emission laws are enacted that require the company to install additional equipment or pay for existing emissions.

        Labor disruptions or increased labor costs could adversely affect our business.    We could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise, any of which could prevent us from meeting customer demand or increase costs, thereby reducing our sales and profitability. As of January 31, 2008, we had 10,042 employees. Approximately 4,800, or 48%, of these employees work pursuant to collective bargaining agreements. Our contract at our St. Jacques, New Brunswick, Canada, I-joist plant that covers approximately 120 workers expired December 31, 2006. The contract remains in place pending further negotiations. The agreement at our Wallula, Washington, container plant expired in fourth quarter 2007, and we have our first meetings scheduled in March 2008. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

        Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.    As of December 31, 2007, we had $1.2 billion of outstanding indebtedness, including $521.1 million under our Tranche E term loan and $199.5 million under our delayed-draw term loan and excluding unused availability under our revolving credit facility and outstanding and undrawn letters of credit, $400.0 million of senior subordinated notes, $40.0 million of net borrowing outstanding under our accounts receivable securitization program, and $10.5 million in short-term borrowings. We also have $47.3 million of current portion of long-term debt (including $5.3 million related to our Tranche E term loan, $2.0 million related to our delayed-draw term loan, and $40.0 million related to our accounts receivable securitization program). This level of indebtedness could have important consequences on our business, financial condition, and operating results, including the following:

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

        Our business may not generate sufficient cash flow from operations, or future borrowings under our senior secured credit facilities or from other sources may not be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements. A portion of our indebtedness bears interest at floating rates, and accordingly, if interest rates rise, our debt service requirements will increase. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

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

  •
  Incur additional indebtedness or enter into sale/lease-back transactions;

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

        Following the Aldabra transaction, we will rely on Boise Inc. for many of our administrative services.    As part of the Aldabra transaction, we will enter into an Outsourcing Agreement under which Boise Inc. will provide a number of corporate staff services to us. These services include information technology, accounting, and human resource services. Most of the Boise Inc. staff who will be providing these services are providing the same services they provided when they were our employees. Nevertheless, we cannot be assured that these employees will remain with Boise Inc. or that the transaction will not cause a disruption in the continuity or level of service provided. If Boise Inc. is unwilling or unable to provide services at the same quality levels as those services are provided today, our business and compliance activities and results of operations could be substantially and negatively impacted.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have no unresolved comments from the Commission staff.

ITEM 2.    PROPERTIES

        We own substantially all of our manufacturing facilities. Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all equipment used in our facilities. Information concerning production capacity and the utilization of our manufacturing facilities is presented in "Item 1. Business" of this Form 10-K.

        Following is a list of our facilities by segment as of January 31, 2008. We lease a portion of the corporate headquarters building in Boise, Idaho.

Building Materials Distribution

        The following table summarizes our 30 Building Materials Distribution facilities:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned/Leased	32,027
Lathrop, California	Leased	162,000
Riverside, California	Leased	131,263
Denver, Colorado	Owned	203,212
Grand Junction, Colorado	Owned	82,000
Milton, Florida	Leased	80,000
Orlando, Florida	Owned	105,000
Auburn, Georgia	Leased	155,000
Boise, Idaho	Owned	62,297
Idaho Falls, Idaho	Leased	51,752
Rochelle, Illinois	Leased	86,000
Annapolis Junction, Maryland	Owned/Leased	14,000
Westfield, Massachusetts	Leased	112,400
Wayne, Michigan	Leased	40,500
Lakeville, Minnesota	Leased	72,000
Billings, Montana	Owned	77,024
Portsmouth, New Hampshire	Owned/Leased	39,400
Delanco, New Jersey	Owned/Subleased	15,000
Albuquerque, New Mexico	Owned	30,000
Greensboro, North Carolina	Leased	88,140
Marion, Ohio	Leased	60,250
Tulsa, Oklahoma	Owned	128,552
Memphis, Tennessee	Owned	38,926
Dallas, Texas	Owned	137,840
Sugarland, Texas	Leased	104,949
Salt Lake City, Utah	Owned	114,610
Spokane, Washington	Owned/Leased	43,060
Vancouver, Washington	Leased	50,600
Woodinville, Washington	Owned/Leased	32,200
Yakima, Washington	Owned/Leased	33,779

Wood Products

        The following table summarizes our Wood Products facilities:

Facility Type	Number of Facilities	Locations
LVL/I-joist plants	3	Louisiana, Oregon, and Canada
Plywood and veneer plants	10	Louisiana (2), Oregon (6), Washington, and Brazil
Sawmills (a)	5	Oregon (3) and Washington (2)
Particleboard plant	1	Oregon
Wood beam plant	1	Idaho
(a)
We expect to close the White City, Oregon, lumber mill by the end of first quarter 2008.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        We are a limited liability company, and the equity in our company is neither listed nor publicly traded in any market. The equity units issued and outstanding on January 31, 2008, were as follows:

Series A Common Units	66,000,000
Series B Common Units	546,979,022
Series C Common Units	39,069,411

        As of January 31, 2008, OfficeMax owned all of the Series A equity units. Forest Products Holdings, L.L.C. (FPH) and OfficeMax owned 437,979,022 and 109,000,000 Series B equity units, respectively. FPH holds all 39,069,411 Series C equity units.

        The Series A equity units accrue dividends daily at a rate of 8% per annum, compounded semi-annually, on the holder's capital contributions (net of any distributions previously received by such holder) plus any accumulated dividends. Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2007 and 2006, $12.9 million and $7.2 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Neither the Series B nor Series C equity units accrue dividends, but they do participate in distributions (liquidating and otherwise).

        We do not have compensation plans that provide for the issuance of equity in our company. The Management Equity Agreement described elsewhere in this Annual Report on Form 10-K provides for the grant of equity units in FPH, our majority owner.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	Boise				Predecessor
				October 29 (inception) through December 31, 2004 (d)
	Year Ended December 31				January 1 through October 28, 2004 (e)
						Year Ended December 31, 2003 (f)
	2007 (a)	2006 (b)	2005 (c)
	(millions)
Assets
Current assets	$2,381	$1,083	$1,136	$1,112	$1,049	$699
Property and equipment, net	337	1,503	1,549	1,510	2,191	2,252
Deferred financing costs	23	31	38	84	17	8
Note receivable from related party	—	—	—	158	—	—
Other	33	88	91	68	109	165

	$2,774	$2,705	$2,814	$2,932	$3,366	$3,124

Liabilities and Capital
Current liabilities	$605	$504	$546	$438	$701	$495
Long-term debt, less current portion	1,113	1,214	1,366	1,967	1,109	1,222
Note payable to related party, net	—	—	271	—	—	—
Other	64	148	153	157	691	678
Redeemable equity units	27	24	13	10	—	—
Capital	965	815	465	360	865	729

	$2,774	$2,705	$2,814	$2,932	$3,366	$3,124

Net sales	$5,413	$5,780	$5,907	$873	$4,862	$4,654

Income (loss) before cumulative effect of accounting change	$128	$72	$121	$25	$69	$(43)
Cumulative effect of accounting change, net of income tax	—	—	—	—	—	(4)

Net income (loss)	$128	$72	$121	$25	$69	$(47)

Earnings before interest, taxes, depreciation, and amortization (EBITDA) (g)	$349	$339	$401	$65	$382	$238

(a)
Included in "Current assets" is $1,853 million of assets recorded as "Assets held for sale." "Current liabilities" include $332 million of liabilities recorded as "Liabilities related to assets held for sale."

  We had approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in our Paper, Packaging & Newsprint, and Corporate and Other segments, respectively, as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.
  Included a $4.4 million gain for changes in our retiree healthcare programs.
  Included approximately $8.4 million of income related to the change in the fair value of interest rate swaps in connection with the repayment of some of our variable-rate debt, partially offset by $4.6 million of expense related to changes in the fair value of our interest rate swaps that we account for as economic hedges.
  Included the write-off of $4.5 million of deferred financing costs resulting from the repayment of our $250 million unsecured floating-rate notes and a $1.8 million write-off of deferred financing costs resulting from the repayment of our Tranche D term loan and reduction in borrowing capacity under our revolving credit facility.

(b)
Included a $3.7 million gain for changes in our retiree healthcare programs.

(c)
Included a net $9.9 million gain for the change in the fair value of interest rate swaps related to our amended and restated senior credit facilities.

Included the write-off of $43.0 million of deferred financing costs resulting from the repayment of the Tranche B term loan.

Included a $9.9 million gain for changes to our retiree healthcare programs.

(d)
As a result of purchase price accounting, we increased the value of our inventory, which increased the costs and expenses recognized by us upon the sale of the inventory by $20.2 million for the period of October 29 (inception) through December 31, 2004.

(e)
Included a $46.5 million pretax gain for the sale of our predecessor's 47% interest in Voyageur Panel.

Included $7.1 million of costs incurred in connection with the February 2004 sale of our predecessor's plywood and lumber operations in Yakima, Washington.

Included $12.7 million of expense, primarily for a one-time retention bonus OfficeMax granted to our employees.

Included $14.6 million of noncash restricted stock expenses.

(f)
Included a net $7.2 million one-time tax benefit related to a favorable tax ruling, net of changes in other tax items.

Included a $14.7 million pretax charge for the write-down of impaired assets at our predecessor's plywood and lumber operations in Yakima, Washington, in December 2003.

(g)
The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Boise				Predecessor
	Year Ended December 31			October 29 (inception) through December 31, 2004
					January 1 through October 28, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(millions)
Net income (loss)	$128	$72	$121	$25	$69	$(47)
Change in fair value of interest rate swaps	(4)	—	(10)	—	—	—
Interest expense	97	112	166	22	72	93
Interest income	(4)	(4)	(3)	(2)	—	(1)
Income tax provision (benefit)	8	4	(2)	—	47	(37)
Depreciation, amortization, and depletion	124	155	129	20	194	230

EBITDA	$349	$339	$401	$65	$382	$238

EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management's ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

        The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. We begin this discussion and analysis with some general background related to our company followed by an overview of the effects of the proposed "Sale of Our Paper and Packaging & Newsprint Assets," followed by a discussion of our five operating segments — Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. The discussion of "Recent Trends and Operational Outlook" and "Factors That Affect Our Operating Results," is intended to give the reader an overview of the goals and challenges of our business and the direction in which our business and products are moving. The analysis then reviews "Our Operating Results" for 2007 compared with 2006 and 2006 compared with 2005. Following the analysis of our results, relevant merger activity in our industry is discussed in "Industry Mergers and Acquisitions," as well as in "Acquisitions" and "Divestitures."

        We then discuss our balance sheet and cash flows and our financial commitments in the section entitled "Liquidity and Capital Resources." This is presented on a historical basis and pro forma for the proposed sale of our Paper and Packaging & Newsprint segments under "Following the Aldabra Transaction." The analysis then addresses our "Contractual Obligations" and "Disclosures of Financial Market Risks." These sections are followed by a discussion of the "Critical Accounting Estimates" that our management believes are important to understanding the assumptions and judgments incorporated in our reported financial results.

        This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" of this Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC).

        This discussion and analysis also includes forward-looking statements about the proposed transaction with Aldabra 2 Acquisition Corp. (Aldabra) and our planned use of proceeds from that transaction. The Aldabra transaction is subject to a number of uncertainties, risks, and assumptions. The transaction requires the satisfaction of various closing conditions. The inability to satisfy these conditions may have a material and negative impact on the transaction and/or its timing and may consequently affect our intended use of proceeds.

        We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K.

Background and Executive Overview

        We are a diversified North American paper and forest products company headquartered in Boise, Idaho. We manufacture engineered wood products, plywood, lumber, and particleboard and distribute a broad line of building materials, including wood products we manufacture. We also manufacture a wide range of specialty and premium paper products, including imaging papers for the office and pressure sensitive applications, as well as printing and converting papers, containerboard and corrugated boxes, newsprint, and market pulp. We operate our business in five reportable segments: Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other (support staff services).

        Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the names "Boise" and "Boise Cascade" as part of the Forest Products Acquisition. Concurrently with the Forest Products Acquisition, Boise Land & Timber Holdings Corp. (Timber Holdings), an entity that was majority-owned by our majority owner, Forest Products Holdings, L.L.C. (FPH), acquired OfficeMax's timberland operations. In 2005, Timber Holdings sold its timberlands, and in November 2006, Timber Holdings merged with and into us.

        In September 2007, Boise Cascade, L.L.C. (Boise Cascade), our wholly owned direct subsidiary, entered into a purchase and sale agreement (PSA) with Aldabra 2 Acquisition Corp. (Aldabra) for the sale of our Paper and Packaging & Newsprint segments. As part of the transaction, Aldabra intends to change its name to Boise Inc. Following the transaction, Boise Cascade will maintain 100% of our Building Materials Distribution and Wood Products segments and will acquire up to 49% of Boise Inc.'s shares as part of the transaction. Both companies will be headquartered in Boise, Idaho. We expect to close the transaction in late February 2008.

        Recent results for our business segments have been mixed. Housing markets continue to be very challenging as tightening credit markets and an overhang of homes available for sale have created uncertainty for potential home buyers. The result has been restricted demand for building products and continued downward pricing pressure. Pricing for cut-size office paper and packaging products have been relatively strong, while demand for printing and converting papers as well as newsprint has continued to weaken. Our results are also impacted by, among other things, volatility in raw material prices, including wood fiber and chemical costs, labor costs, and energy costs.

Sale of Our Paper and Packaging & Newsprint Assets

        In September 2007, in connection with the Aldabra transaction, we reclassified the assets and liabilities of our Paper and Packaging & Newsprint segments, as well as some of the assets and liabilities included in our Corporate and Other segment, to "Assets held for sale" and "Liabilities related to assets held for sale" on our Consolidated Balance Sheet and stopped depreciating and amortizing those assets. The year ended December 31, 2007, included approximately $41.8 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale. Of the $41.8 million of lower depreciation and amortization expense, $21.7 million related to our Paper segment, $19.1 million related to our Packaging & Newsprint segment, and $1.0 million related to our Corporate and Other segment. Based on the terms of the PSA and the carrying value of the assets held for sale, no impairment exists. The equity interest that we will own in Boise Inc. after the transaction represents a significant continuing involvement. As a result, the operating results of the Paper and Packaging & Newsprint segments will continue to be included in continuing operations in the Consolidated Statements of Income (Loss) through the date of the transaction. Subsequent to the transaction, we will account for this investment under the equity method of accounting.

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we did not recast the prior-period balance sheet for assets and liabilities held for sale to conform with the current-period presentation. At December 31, 2007, the carrying amounts of the major classes of assets and liabilities classified as

"Assets held for sale" and "Liabilities related to assets held for sale" on our December 31, 2007, Consolidated Balance Sheet were as follows:

December 31, 2007
(millions)
Assets
Accounts receivable, net	$227.3
Inventories	324.7
Property and equipment, net	1,199.6
Fiber farms and deposits	17.8
Goodwill	42.2
Intangible assets, net	24.0
Other	17.4

Assets held for sale	$1,853.0

Liabilities
Accounts payable	$178.7
Accrued compensation and benefits	105.6
Other accrued liabilities	47.3

Liabilities related to assets held for sale	$331.6

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

        Wood Products.    Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in new residential and light commercial construction and in residential repair and remodeling. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our own wholesale building materials distribution outlets. During 2007, approximately 43% of the wood products we manufactured, including approximately 62% of our EWP, were sold to our Building Materials Distribution segment.

        Paper.    Our Paper segment manufactures and sells uncoated free sheet (including cut-size office papers, commercial printing paper, envelope papers, and a wide range of premium and specialty papers), market pulp, and corrugating medium (a component of containerboard). Many of our paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. We ship to customers both directly from our mills and through distribution centers. In 2007, approximately 44% of our uncoated free sheet paper sales volume, including about 78% of our office papers sales volume, was sold to OfficeMax.

        Packaging & Newsprint.    Our Packaging & Newsprint segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. We also operate five corrugated container plants in the Northwest and a sheet feeder plant in Texas. Our corrugated containers are used primarily in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Our Texas plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the Southwest region, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by our own sales personnel and by brokers.

        We market our newsprint through AbitibiBowater Inc. (AbitibiBowater) pursuant to an arrangement whereby AbitibiBowater purchases all of the newsprint we produce at a price equal to the price at which AbitibiBowater sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party review. In October 2007, Abitibi-Consolidated Inc., which sold the newsprint we produced at our DeRidder mill pursuant to a long-standing marketing agreement, completed a merger with Bowater Incorporated, another major newsprint producer. As a part of the merger, the merged company, AbitibiBowater, assumed rights and responsibilities of Abitibi- Consolidated Inc., under the newsprint marketing agreement with us. Either party has a one-time option to terminate the agreement on December 31, 2008, by giving notice of termination on or before April 30, 2008.

        Corporate and Other.    Our Corporate and Other segment primarily includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. This segment also includes transportation assets such as rail cars and trucks that we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the years ended December 31, 2007, 2006, and 2005, segment sales related primarily to our rail and truck transportation businesses and were $58.9 million, $60.7 million, and $70.0 million, respectively.

Recent Trends and Operational Outlook

        During 2007, residential construction markets were significantly depressed from recent years. The U.S. Census Bureau reported 2007 single-family housing starts at 1.05 million units, compared with 1.47 million units in 2006 and 1.72 million units in 2005. While the underlying long-term fundamental drivers of housing growth — population and wealth — continue to be favorable for longer-term housing demand, in the near term, excess home inventory, coupled with financial market uncertainty, has created a difficult environment for home buyers and home builders. In December 2007, 11.7 months of new homes were available for sale, compared with 7.6 months in December 2006, and 5.9 months in December 2005. As a result, the demand for the building products we produce and distribute has significantly declined. This reduction in demand has driven prices down to a point where many producers have curtailed or shut down operations. We have curtailed some wood products manufacturing operations and removed operating shifts in response to inadequate financial returns. In 2007, we were profitable in our engineered wood and plywood businesses despite the difficult operating environment.

        North American demand for commodity communications papers continues to be flat to down, as electronic media continues to substitute for traditional paper media in North America. Relative to 2006, uncoated free sheet demand decreased approximately 4.5% in 2007. The demand for commodity cut-size office papers appears to be flat to modestly down, while demand for premium office papers, such as colored and 100% recycled-content cut-size papers continue to grow. The demand for uncoated free sheet printing and converting papers continues to be heavily affected by the shift to electronic media for communications. While, traditionally, presidential election and Olympic years tend to increase demand in these grades, the longer-term trend continues to be negative. Two factors have allowed producers to raise prices in the face of decreasing demand: first, producers have closed or converted capacity to match demand reductions, and second, the decreased value of the U.S. dollar, relative to other currencies, has allowed U.S. producers to export profitably while making U.S. markets less attractive to offshore producers. As a result, industry inventories are low relative to historical standards, and some producers announced price increases. We recently announced a $60 per ton price increase for cut-size copy paper, which will be effective in mid-February, and a $60 per ton price increase for roll products, which will be effective in early March.

        North American newsprint demand has continued to trend downward. In December, AbitibiBowater, the largest producer of newsprint in North America, announced the permanent closure of manufacturing facilities with approximately 1 million tons of annual capacity of groundwood printing and newsprint papers. At the same time, AbitibiBowater announced price increases of $60 per ton, which are scheduled to be phased in during the first half of 2008. According to published industry data, newsprint inventories are relatively low, compared with prior years; for example, combined producer and consumer year-end 2007 inventories were 7.5% lower than 2006 inventories.

        Packaging-based paper markets in the U.S. continue to be relatively strong, as positive economic growth has supported demand for packaging papers in the U.S., while a relatively weak U.S. dollar has helped make export markets attractive for U.S. producers and U.S. markets less attractive for overseas producers. Containerboard inventories are currently low relative to historical standards, and some producers at both the primary production level as well as the converting level have announced and implemented price increases.

        While markets for our paper and packaging and newsprint products have been relatively strong in 2007, a reduction in economic growth in the U.S. or a strengthening of the U.S. dollar could cause market conditions to deteriorate, resulting in lower pricing.

        On the cost side, fiber markets in the Pacific Northwest, while improved from early 2007 levels, are still relatively high by historical standards. In December 2007 and January 2008, fiber prices in the Pacific Northwest moved higher, as wood products capacity curtailments in the Pacific Northwest continued to put pressure on fiber availability and prices in this region. Inadequate fiber supplies may result in downtime. We are pursuing alternative sources of fiber including expansion of our whole log chipping capacity. Energy costs, while improved over 2006, are also high relative to historical standards, and many of our chemical suppliers have been increasing their prices as contracts have allowed.

        In first quarter 2008, we plan to take downtime at our DeRidder, Louisiana, pulp and paper mill to install a shoe press on our linerboard machine as well as to conduct other long-term maintenance. The outage will have a significant negative impact on our financial performance in the first quarter. The total project is scheduled for 29 days. We currently anticipate losing approximately

14 days of linerboard production and 11 days of newsprint production during the outage. However, there is a risk that the outage could be extended beyond our expectations increasing the negative impact on our financial performance.

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

  •
  Volatility in raw material costs, energy prices, and currency values;

  •
  The commodity nature of our products and their price movements, which are driven largely by supply and demand;

  •
  Pricing volatility in our distribution business;

  •
  Industry cycles and capacity utilization rates;

  •
  The cost and ability to obtain necessary financing;

  •
  Continued compliance with government regulations;

  •
  Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged;

  •
  Labor and personnel relations and shortages of skilled and technical labor;

  •
  Credit or currency risks affecting our revenue and profitability;

  •
  Major equipment failure;

  •
  Severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

  •
  Our customer concentration;

  •
  Our ability to implement our strategies;

  •
  Actions of suppliers, customers, and competitors;

  •
  The ability to secure appropriate technical personnel and staffing; and

  •
  The other factors described in "Item 1A. Risk Factors" in this Form 10-K.

Commodity and Premium and Specialty Products

        Many of the products we manufacture and distribute are widely available and can be readily produced by our competitors. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is primarily based on price, which is determined by supply relative to demand. Generally, market conditions beyond our control determine the price for our commodity products, and the price for any one or more of these products may fall below our cash production costs. Therefore, our profitability with respect to these products depends on managing our cost structure, particularly raw material and energy costs, which also exhibit commodity characteristics.

        Not all of our products are commodities. Our EWP and premium and specialty papers are differentiated from competing products based on quality and product design, as well as related customer service. In the case of these products, we are generally able to influence price based on the strength of differentiation and levels of customer service and are generally able to sell these products at higher margins than our commodity products. Demand for specialty and premium products is impacted by overall levels of economic activity. In order to reduce our sensitivity to price cyclicality and improve our margins, a fundamental component of our strategy is to increase production of EWP as a share of our total Wood Products segment sales and increase premium and specialty papers as a percent of our total Paper segment sales. We believe these products are less susceptible to commodity pricing dynamics.

        Comparing 2007 with 2006, sales of EWP from our Wood Products segment decreased from approximately 47% of segment sales in 2006 to 42% of sales in 2007. The slowdown in new residential construction has inhibited our ability to grow our EWP sales in the short term. Comparing the year ended December 31, 2007, with the same period in 2006, our LVL and I-joist sales volumes decreased 12% and 14%, respectively. In our Paper segment, sales of premium and specialty papers were flat at approximately 33% of uncoated free sheet tons sold during both 2006 and 2007. The project to convert our Wallula, Washington, #3 paper machine to enable it to produce pressure sensitive grades is a key step in providing us with the capacity to increase production of premium and specialty paper grades. This project came online during second quarter 2007, and we resolved machine performance issues that were identified during the second half of 2007.

Demand

        The overall level of demand for the products we make and distribute is affected by, among other things, construction activity, manufacturing activity, employment, and consumer spending. Accordingly, we believe that our financial results depend in large part on general macroeconomic conditions in North America, as well as on regional economic conditions in the geographic markets in which we operate. While no single product line drives our overall financial performance, individual product lines are influenced by conditions in their respective industries. For example:

  •
  Demand for building materials, including wood products, depends on new residential and light commercial construction and residential repair-and-remodeling activity, which are affected by demographic trends, interest rate levels, weather, and general economic conditions. In recent years, demand for wood products has been high due to strong new housing starts, the increasing size of new homes, a robust repair-and-remodeling market, and a recovering light commercial construction market. However, beginning in the second half of 2006, there was a significant increase in the number of homes for sale relative to the monthly sales activity. This has led to a drop in new home construction activity, resulting in price declines for many products. For example, 2007 sales prices for LVL, I-joists, and lumber in our Wood Products segment declined 10%, 7%, and 9%, respectively, from 2006 levels. The trend in reduced construction activity continued to reduce demand for our products. For example, in 2007 the sales volumes of LVL and I-joists decreased 12% and 14% in our Wood Products segment. Offsetting the broader trend, sales prices for plywood increased 3% in 2007, compared with 2006.

  •
  Historically, demand for uncoated free sheet correlated positively with general economic activity. However, demand for communications paper grades, such as uncoated free sheet printing and forms paper, which we produce, has decreased as the use of electronic transmission and document storage alternatives has become more widespread and more efficient.

  •
  A large share of the demand for corrugated containers, and therefore, containerboard, is driven by unprocessed and processed food production and manufacturing, specifically the manufacture of nondurable goods. In addition, inventory stocking or liquidation of these goods has an impact, as do currency exchange rates that affect the cost-competitiveness of foreign manufacturers. The weakening U.S. dollar has made U.S. producers more attractive relative to overseas competitors.

  •
  Demand for newsprint depends upon prevailing levels of newspaper advertising and circulation. Demand for newsprint in North America declined approximately 22% between 2003 and 2007, according to Resource Information Systems, Inc. (RISI), due in part to the growth of online media.

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

        Some major OSB producers have announced indefinite shutdowns of existing facilities, and others have announced delays in previously announced capacity additions. A number of OSB producers have announced the intention to produce a strand lumber product that is intended to be a substitute for EWP in some applications. Some of the strand lumber mills have announced that production will commence in 2008. Their ability to produce such a product and its impact on the EWP market are uncertain.

        From 2003 to 2007, North American uncoated free sheet, containerboard, and newsprint capacities declined 10%, 2%, and 19%, respectively, according to RISI. In addition, some suppliers have recently announced either modifications to paper machines to move capacity to other grades or shutdowns of paper machines and paper mills.

        Industry supply of commodity wood products and paper is also influenced by the level of imports and overseas production capacity, which has grown in recent years. The weakening of the U.S. dollar has mitigated the level of imports in recent years.

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

        Labor.    Our labor costs tend to increase steadily due to inflation in healthcare and wage costs. Labor costs are not as volatile as our energy and wood fiber costs. See "Employees" in "Item 1. Business" of this Form 10-K for more information.

        Wood fiber.    Our primary raw material is wood fiber, accounting for the following percentages of materials, labor, and other operating expenses, including fiber costs, for each of the respective segments listed below:

	Year Ended December 31
	2007	2006	2005
Wood Products	42%	40%	41%
Paper	29%	28%	27%
Packaging & Newsprint	17%	14%	14%

        Our primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Our wood fiber costs also include purchases of semifinished materials, such as OSB and lumber, for use in EWP production as well as purchased market pulp, which is used in paper production. We acquire substantially all of our fiber from outside sources. In our Wood Products segment, we convert logs into lumber and veneer, and in turn, we convert veneer into EWP and plywood. Logs are a lower percentage of the total cost of materials, labor, and other operating expenses in producing engineered wood than commodity products, such as lumber and plywood. While log costs are still a significant component of costs, as we continue to produce more engineered wood relative to commodity products, direct-log costs decline as a percentage of the total cost of materials, labor, and other operating expenses. We also convert residual wood fiber from our operations, as well as from third parties, into particleboard. In our Paper and Packaging & Newsprint segments, we convert logs and wood chips into pulp, which we sell or use at our paper mills to produce paper. On an aggregate basis, we are generally able to produce all of our pulp needs, purchasing and selling similar amounts on the open market.

        Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. In Minnesota, wood fiber prices came down in 2007, as OSB plants in the region curtailed operations, resulting in less demand pressure. In the Northwest, residual fiber costs began to come down in 2007 but continue to be high by historical standards. Because residual fiber for our paper mills in the Northwest comes predominantly from sawmills and plywood plants, curtailments in these mills, as a result of decreased demand for these products related to the housing slowdown, will continue to impact the availability of residual fiber for our Northwest pulp and paper operations. In December, residual fiber prices in the Pacific Northwest started to increase again, as continued curtailments of wood products facilities put pressure on relatively tight fiber markets. Relative to historical standards, fiber costs were high in Louisiana in 2007 due to unusually high and persistent rainfall, which limited access to many harvest areas and limited supply availability. Recently, fiber costs in Louisiana have leveled off, as weather patterns have allowed better access to timberlands.

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

        Energy.    Energy prices, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. In addition, we have limited flexibility to switch between fuel sources in the short term; accordingly, we have significant exposure to natural gas price changes. Energy costs represented the following percentages of materials, labor, and other operating expenses, including fiber costs, for each of the respective segments listed below:

	Year Ended December 31
	2007	2006	2005
Wood Products	4%	4%	3%
Paper	15%	15%	16%
Packaging & Newsprint	14%	15%	14%

        We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of December 31, 2007, we had entered into derivative instruments related to approximately 23% of our forecasted natural gas purchases through March 2008, 3% of our forecasted natural gas purchases from July 2008 through October 2008, and 2% of our forecasted natural gas purchases from November 2008 through March 2009. We have elected to account for these instruments as economic hedges and record the changes in fair value in our Consolidated Statements of Income.

        Chemicals.    Important chemicals we use in the production of our products include wood resin, starch, sodium chlorate, precipitated calcium carbonate, sodium hydroxide, and dyestuffs and optical brighteners. Purchases of chemicals represented the following percentages of materials, labor, and other operating expenses, including fiber costs, for each of the respective segments listed below:

	Year Ended December 31
	2007	2006	2005
Wood Products	7%	6%	6%
Paper	14%	14%	13%
Packaging & Newsprint	5%	5%	4%

        We experienced higher chemical costs during 2007, compared with 2006, due primarily to chemical market supply/demand dynamics.

Our Operating Results

        The following tables set forth the results of operations in dollars and as a percentage of sales for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31
	2007	2006	2005
	(millions)
Sales
Trade	$4,797.8	$5,204.0	$5,345.1
Related parties	615.7	575.9	562.3

	5,413.5	5,779.9	5,907.4

Costs and expenses
Materials, labor, and other operating expenses	4,705.3	5,063.1	5,155.1
Fiber costs from related parties	—	—	17.6
Depreciation, amortization, and depletion	123.9	155.3	128.8
Selling and distribution expenses	285.7	283.6	264.1
General and administrative expenses	84.1	88.4	74.7
Other (income) expense, net	(5.7)	6.1	(5.6)

	5,193.3	5,596.5	5,634.7

Income from operations	$220.2	$183.4	$272.7

	(percentage of sales)
Sales
Trade	88.6%	90.0%	90.5%
Related parties	11.4	10.0	9.5

	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses and fiber costs from related parties	86.9%	87.6%	87.5%
Depreciation, amortization, and depletion	2.3	2.7	2.2
Selling and distribution expenses	5.3	4.9	4.5
General and administrative expenses	1.5	1.5	1.3
Other (income) expense, net	(0.1)	0.1	(0.1)

	95.9%	96.8%	95.4%

Income from operations	4.1%	3.2%	4.6%

Sales Volumes and Prices

        Set forth below are our segment sales volumes and average net selling prices for our principal products for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31
	2007	2006	2005
	(millions)
Building Materials Distribution
Sales dollars	$2,564.0	$2,950.3	$3,052.3
	(percentage of Building Materials Distribution sales)
Product Line Sales
Commodity	44.0%	45.2%	51.6%
Engineered wood products	14.7	15.7	15.9
General line items	41.3	39.1	32.5
Sales Volumes	(millions)
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	10.6	12.1	12.3
I-joists (equivalent lineal feet)	188	219	243
Plywood (sq. ft.) (3/8" basis)	1,223	1,268	1,328
Lumber (board feet)	231	277	327
Particleboard (sq. ft.) (3/4" basis)	151	157	165
	(thousands of short tons, except corrugated containers and sheets)
Paper
Uncoated free sheet	1,475	1,497	1,516
Containerboard (medium)	134	132	128
Market pulp	145	112	142

	1,754	1,741	1,786

Packaging & Newsprint
Containerboard (linerboard) (a)	239	266	452
Newsprint	415	411	408
Corrugated containers and sheets (mmsf)	6,609	6,599	4,770
Average Net Selling Prices	(dollars per unit)
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,702	$1,896	$1,941
I-joists (1,000 equivalent lineal feet)	1,026	1,110	1,095
Plywood (1,000 sq. ft.) (3/8" basis)	264	256	293
Lumber (1,000 board feet)	437	478	491
Particleboard (1,000 sq. ft.) (3/4" basis)	317	339	263
	(dollars per short ton, except corrugated containers and sheets)
Paper
Uncoated free sheet	$864	$802	$742
Containerboard (medium)	435	392	330
Market pulp	538	440	396
Packaging & Newsprint
Containerboard (linerboard) (a)	$389	$355	$349
Newsprint	489	533	491
Corrugated containers and sheets ($/msf)	53	50	50
(a)
Includes the impact of adopting EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty, effective January 1, 2006, which required us to report our inventory buy/sell transactions on a net basis. In accordance with the provisions of EITF 04-13, prior-period financial information has not been reclassified to conform with the current period's presentation. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in "Item 8. Consolidated Financial Statements" of this Form 10-K for more information.

Operating Results

2007 Compared With 2006

Sales

        Total sales decreased $366.4 million, or 6%, to $5.4 billion in 2007 from $5.8 billion in 2006. Relative to 2006, sales decreased in Building Materials Distribution and Wood Products and increased in Paper and Packaging & Newsprint. The decrease in sales in Building Materials Distribution and Wood Products was driven primarily by lower residential construction demand. The increase in sales in Paper was driven primarily by higher sales prices, as producers curtailed production in response to lower demand. The increase in Packaging & Newsprint sales was driven primarily by higher sales prices for corrugated products and linerboard, as continued strong demand kept supply and demand well balanced. In addition, in both our Paper and Packaging & Newsprint segments, the weak U.S. dollar helped reduce the competitiveness of imports while increasing the competitiveness of U.S. exports.

        Building Materials Distribution.    Sales decreased $386.3 million, or 13%, to $2,564.0 million in 2007 from $2,950.3 million in 2006. Sales volumes and prices decreased approximately 10% and 4%, respectively. The reduced volumes and prices were the result of decreased demand in new residential construction markets.

        Wood Products.    Sales decreased $145.7 million, or 13%, to $1,010.2 million in 2007 from $1,155.9 million in 2006. Lower sales were the result of lower sales volumes for all of our products and lower sales prices for engineered wood products, lumber, and particleboard. The reduction in sales volumes and sales prices was the result of lower demand in new residential construction markets.

        Paper.    Sales increased $101.5 million, or 7%, to $1,596.2 million in 2007 from $1,494.7 million in 2006. The increase in sales was the result of increased sales price, as producers closed, converted, or curtailed operations to keep production balanced with demand.

        Packaging & Newsprint.    Sales increased $16.6 million, or 2%, to $783.1 million in 2007 from $766.5 million in 2006. The increase in sales was driven by increased sales prices for corrugated products and linerboard, offset in part by lower sales prices for newsprint. The increase in sales prices for corrugated products was due to strong demand, while the decrease in newsprint sales prices was driven by continued lower demand trends, due in part to the growth of online media.

Costs and Expenses

        Materials, labor, and other operating expenses decreased $357.8 million, or 7%, to $4.7 billion in 2007 from $5.1 billion in 2006. This decrease was driven primarily by lower purchased materials costs in our Building Materials Distribution segment of $368.1 million and lower wood costs in our Wood Products segment of $35.1 million, as decreased residential construction activity led to lower demand for these materials. In addition, compared to 2006, we had $9.2 million lower energy costs in our manufacturing businesses. These lower costs were offset in part by higher conversion costs in our Wood Products segment. Compared with 2006, fiber costs increased approximately $19.0 million and $25.4 million in our Paper and Packaging & Newsprint segments, respectively. These increases in fiber costs resulted primarily from a 12% per ton increase and 25% per ton increase in wood costs in our Paper and Packaging & Newsprint segments. In our Paper segment, fiber costs increased in early 2007, compared with 2006, as a result of reduced residual availability in the Pacific Northwest and higher purchased pulp and purchased wastepaper costs. In our Packaging & Newsprint segment, fiber costs increased, as unusually wet weather in Louisiana reduced access to lowland forests, forcing us to procure wood from further distances. Compared with 2006, chemical costs increased by $9.6 million and $3.8 million, in our Paper and Packaging & Newsprint segments, respectively, as a result of higher prices for many of the commodity chemical inputs to our processes. Our Paper segment's chemical cost increases were the result of higher prices for pulp, bleaching and additives. In addition, we experienced increased fixed costs.

        Depreciation, amortization, and depletion expenses decreased $31.4 million, or 20%, to $123.9 million in 2007 from $155.3 million in 2006. The year ended December 31, 2007, included $41.8 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale in our Paper, Packaging & Newsprint, and Corporate and Other segments. This reduction in depreciation and amortization expenses was partially offset by an increase in depreciation expense as the result of our reviewing the estimated useful lives of some of our depreciable assets earlier in the year and determining that some of our assets would be used for a shorter period of time than the depreciable lives previously assigned to them. As a result, we revised our depreciation estimates to reflect the remaining expected use of the assets. This change in estimates increased depreciation, amortization, and depletion expenses by approximately $11 million in 2007.

        Selling and distribution expenses increased $2.1 million, or 1%, to $285.7 million in 2007 from $283.6 million in 2006. As a percentage of sales, selling and distribution expenses increased to 5.3% in 2007 from 4.9% in 2006. The increase was driven primarily by increased distribution costs in our Building Materials Distribution segment as a result of incremental costs related to the additional lease expense for expansion of our distribution centers in California, Florida, and Ohio and the relocation of our distribution center in Georgia, primarily offset by lower depreciation expense in this segment.

        General and administrative expenses decreased $4.3 million, or 5%, to $84.1 million in 2007 from $88.4 million in 2006. Relative to 2006, general and administrative expenses decreased primarily due to lower training and compensation costs.

        Other (income) expense, net includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income are as follows:

	Year Ended December 31
	2007	2006
	(millions)
Changes in retiree healthcare programs	$(4.4)	$(3.7)
Sales of assets, net	(2.3)	3.7
Project costs	0.4	4.5
Other, net	0.6	1.6

	$(5.7)	$6.1

Income (Loss) From Operations

        Income from operations increased $36.8 million, or 20%, from $183.4 million in 2006 to $220.2 million in 2007. The increase was primarily the result of improved performance in the Paper segment, offset in part by lower income in the Wood Products, Building Materials Distribution, and Packaging & Newsprint segments.

        Building Materials Distribution.    Segment income decreased $23.5 million, or 31%, from $75.3 million in 2006 to $51.8 million in 2007. The decrease was primarily due to lower sales volumes and sales prices that was driven by lower demand in new residential construction markets. These decreases were offset in part by lower costs for purchased materials.

        Wood Products.    Segment income decreased $13.6 million, or 37%, from $37.2 million in 2006 to $23.6 million in 2007. The decrease was driven primarily by lower sales prices and sales volumes, coupled with higher conversion costs. These decreases were offset in part by lower log and other raw material costs.

        Paper.    Segment income increased $69.2 million, or 110%, to $132.3 million for 2007, compared with $63.1 million in 2006. The increase was driven by higher sales prices, offset in part by higher fiber and chemical costs. In addition, we recorded $21.7 million of lower depreciation and amortization expenses as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

        Packaging & Newsprint.    Segment income decreased $5.2 million, or 11%, from $45.3 million in 2006 to $40.1 million for 2007. The decrease was driven primarily by lower newsprint prices, coupled with higher fiber costs, offset in part by higher prices for corrugated products and linerboard. In addition, we recorded $19.1 million of lower depreciation and amortization expenses as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

Other

        Change in fair value of interest rate swaps.    For the year ended December 31, 2007, we recorded $3.7 million of income in "Change in fair value of interest rate swaps," which included $8.4 million of income related to the change in the fair value of interest rate swaps in connection with the repayment of some of our variable-rate debt, partially offset by $4.6 million of expense related to changes in the fair value of our interest rate swaps that we account for as economic hedges.

        Interest expense.    For the year ended December 31, 2007, interest expense was $96.8 million, compared with $112.4 million in the same period a year ago. The decrease in interest expense is primarily attributable to repaying the note payable to a related-party entity, Boise Land & Timber Corp, in November 2006, as well as a $46.0 million decrease in debt outstanding at December 31, 2007, compared with December 31, 2006. Partially offsetting the decrease in interest expense were the write-off of $4.5 million of deferred financing costs resulting from the repayment of our $250 million unsecured floating-rate notes and the $1.8 million write-off resulting from the repayment of our Tranche D term loan and reduction in borrowing capacity under our revolving credit facility.

        Income tax provision.    Income tax expense was $8.0 million in 2007, compared with $3.6 million recorded in 2006. For the year ended December 31, 2007, the increase primarily related to income tax expense related to our cash flow hedges and the true-up of miscellaneous state income tax items. For the year ended December 31, 2007, our effective tax rate for our separate subsidiaries that are taxed as a corporation was 40.3%, compared with 37.3% for 2006. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income. The 2006 income tax expense relates primarily to expense recognized by our taxable subsidiaries.

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

        Wood Products.    Sales decreased $138.5 million, or 11%, to $1,155.9 million in 2006 from $1,294.4 million in 2005. Sales price and volume decreases both contributed to reduced sales for our Wood Products segment. The largest impact was the sales price of plywood, which decreased 13%, compared with the same period in 2005. Average prices for lumber and laminated veneer lumber (LVL) decreased 3% and 2%, respectively, compared with the same period in 2005. We believe that most of these decreases in price and volume are the result of the decline in demand brought about by the decrease in housing starts during the second half of the year. Plywood prices are also being impacted by an increase in the supply of oriented strand board (OSB), as competitors continue to bring new capacity online and ramp up the production of these new facilities. These changes in demand and supply in panels are being offset, in part, by the shutdown or production curtailments in both plywood and OSB plants. In addition to reduced prices, sales were also negatively impacted by lower volumes. Our sales volumes for I-joists, lumber, and plywood were down 10%, 15%, and 5%, respectively. Sales volumes were down due to reduced overall market demand, which drove us to reduce production of these products by reducing the number of operating shifts.

        Paper.    Sales increased $76.9 million, or 5%, to $1,494.7 million in 2006 from $1,417.8 million in 2005. The increase in sales was primarily due to the price of commodity uncoated free sheet papers, which was 10% higher, compared with the same period a year ago. In addition, prices for specialty and premium papers, corrugating medium, and market pulp increased 2%, 19%, and 11%, respectively. In 2006, we took 4,000 tons of market-related downtime in uncoated free sheet production, compared with 17,000 tons in 2005. In third quarter 2005, we lost approximately 3,500 tons of uncoated free sheet production due to Hurricanes Dennis and Katrina. Overall sales volumes decreased 2%. Contributing to the drop in sales volume was a 21% decrease in the sales volume of market pulp, as we reduced production at our St. Helens, Oregon, pulp and paper mill due to difficulty sourcing an adequate volume of wood chips at acceptable prices. During 2006, as a result of the shortage of chips in the Northwest, we reduced pulp production at our St. Helens mill approximately 20,000 tons. In addition, sales volumes in uncoated free sheet papers decreased 1%. During fourth quarter 2006, we chose to build inventory to cover planned production downtime in early 2007 at our Wallula mill to implement the capital project to produce both pressure sensitive paper and commodity uncoated free sheet. The decrease in uncoated free sheet sales volumes occurred largely in the fourth quarter, as demand declined seasonally. Corrugating medium sales volumes were modestly higher in 2006, compared with 2005.

        Packaging & Newsprint.    Sales increased $34.9 million, or 5%, to $766.5 million in 2006 from $731.6 million in 2005. The increase was driven primarily by increased corrugated sheet sales from CTC, coupled with increased sales prices for both linerboard and newsprint, which were up 2% and 9%, respectively. These increases were partially offset by lower linerboard sales volumes, due in part to the adoption of EITF 04-13 and lower sales of linerboard, as we moved more of our linerboard through our own converting plants. Excluding the impact of EITF 04-13, linerboard sales volumes decreased 1%, compared with 2005. Had the consensus been in effect in 2005, it would have reduced sales $69.6 million. In 2006, we took 9,000 tons of market-related downtime, compared with 13,000 tons in 2005. In both periods, the market-related downtime was primarily in newsprint. In third quarter 2005, we lost approximately 9,500 tons of linerboard production and 8,200 tons of newsprint production due to Hurricane Rita.

Costs and Expenses

        Materials, labor, and other operating expenses, including fiber costs from related parties, decreased $109.6 million, or 2%, to $5.1 billion in 2006 from $5.2 billion in 2005. The decrease was due primarily to lower commodity prices for material purchased by our Building Materials Distribution segment for resale and lower Wood Products sales volumes. These decreases were offset in part by higher sales volumes in our Building Materials Distribution segment and higher raw material costs in our Paper and Packaging & Newsprint segments. Fiber, chemical, and energy costs were higher year over year in our Paper and Packaging & Newsprint segments. Compared with 2005, fiber costs increased approximately $32.8 million and $5.3 million in our Paper and Packaging & Newsprint segments, respectively. The increase in fiber costs in our Paper segment resulted partially from a 9% per ton increase in wood costs and a 16% per ton increase in purchased pulp costs, comparing 2006 with 2005. Chemical costs increased approximately $23.0 million and $8.1 million in our Paper and Packaging & Newsprint segments, respectively. Energy costs increased approximately $5.4 million and $6.9 million in our Paper and Packaging & Newsprint segments, respectively. During 2006, our energy costs were approximately $18.1 million higher than they would have been had we not hedged our exposure to changing prices through derivative instruments. Chemical costs in our Paper and Packaging & Newsprint segments were higher, as suppliers increased prices to reflect increases in their energy costs. Chemical costs in our uncoated free sheet business were also higher due to the move to higher brightness for commodity cut-size papers. In addition, we experienced higher compensation and benefit costs in all of our manufacturing businesses, reflecting general inflation in wages and benefits. As a percentage of sales, materials, labor, and other operating expenses increased slightly to 87.6% in 2006 from 87.5% in 2005.

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

Income (Loss) From Operations

        Income from operations decreased $89.3 million, or 33%, from $272.7 million in 2005 to $183.4 million for 2006. The decrease was primarily the result of lower income in the Building Materials Distribution and Wood Products segments, offset in part by improved performance in the Paper and Packaging & Newsprint segments.

        Building Materials Distribution.    Segment income decreased $24.6 million, or 25%, to $75.3 million for 2006, from $99.9 million for 2005. The decrease was driven primarily by lower margins on commodity products, as sales prices decreased in 2006 relative to 2005, coupled with higher operating and distribution costs. In addition, compensation and benefits costs increased, reflecting general wage and benefit inflation and increased personnel for expanding and growing locations.

        Wood Products.    Segment income decreased $82.2 million, or 69%, to $37.2 million for 2006, compared with $119.4 million for 2005. The decrease was driven largely by lower prices for plywood, coupled with higher wood costs and higher per-unit conversion costs.

        Paper.    Segment income increased $4.5 million, or 8%, to $63.1 million for 2006, compared with $58.6 million for 2005. This increase was due primarily to higher prices. Partially offsetting the higher prices were increases in raw material and manufacturing costs, including fiber, chemicals, compensation and benefits, and energy. Chemical cost increases were primarily the result of increases in prices from our suppliers and, to a lesser extent, the conversion to higher brightness in uncoated free sheet grades. In addition, we experienced a reduction in market pulp sales, as we curtailed operations at our St. Helens pulp mill in response to high wood costs.

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

Other

        Change in fair value of interest rate swaps.    For the year ended December 31, 2005, we recorded $9.9 million of income in "Change in fair value of interest rate swaps" in our Consolidated Statement of Income for the change in the fair value of interest rate swaps related to our amended and restated credit facilities. In connection with the amendment and restatement and the anticipated repayment of the Tranche B term loan, the interest rate swaps associated with this debt were no longer considered hedges of the variable interest payments on that loan. As a result, during first quarter 2005, we recorded the fair value of the interest rate swaps, or $15.2 million of income, in "Change in fair value of interest rate swaps" in our Consolidated Statement of Income. In second quarter, we redesignated the $550 million of interest rate swaps as hedges of the cash flow from the London Interbank Offered Rate (LIBOR)-based variable interest payments on amounts borrowed under our senior secured credit facilities (the Facilities) and recognized $5.3 million of noncash expense in "Change in fair value of interest rate swaps" in our Consolidated Statement of Loss. The net $9.9 million of value that was recorded in "Other assets" on our Consolidated Balance Sheet will result in higher interest expense over the remaining life of the interest rate swaps.

        Interest expense.    For the year ended December 31, 2006, interest expense was $112.4 million, compared with $166.3 million in the same period a year ago. In 2005, interest expense included a $43.0 million charge for the write-off of deferred financing costs resulting from the repayment of the Tranche B term loan. Excluding the impact of the write-off of deferred financing costs, the decrease in interest expense related to a decrease in long-term debt. At December 31, 2006, our long-term debt was $1.2 billion, compared with $1.6 billion a year before. The decrease in long-term debt is primarily attributable to repaying the note payable to Timber Corp., paying down the Tranche D term loan, and borrowings secured by receivables. For more information, see "Financing Activities" under Liquidity and Capital Resources in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Income tax provision.    Income tax expense was $3.6 million in 2006, compared with $2.1 million of income tax benefits recorded in 2005. The 2006 income tax expense related primarily to expense recognized by our taxable subsidiaries. In 2005, we converted to a C corporation from a limited liability company. In December 2005, we rescinded our conversion to C corporation status. During the period we were a corporation, we recorded approximately $4.8 million of deferred tax liabilities related to our cash flow hedges, with the offset to "Other comprehensive income" on our Consolidated Balance Sheet. In connection with converting back to a limited liability company, we reversed the income tax expense and deferred taxes recorded while we were a corporate entity. The reversal of the deferred tax liabilities related to our cash flow hedges resulted in a $4.8 million income tax benefit for the year ended December 31, 2005, that was partially offset by income tax expense recognized by our taxable subsidiaries. We are recognizing the $4.8 million recorded in "Other comprehensive income" as income tax expense as the hedges expire.

Industry Mergers and Acquisitions

        In early 2007, two of our major competitors in the uncoated free sheet paper business, Domtar Inc. and Weyerhaeuser Company, combined their uncoated free sheet paper businesses. This combination has resulted in a larger and potentially much stronger competitor than the two companies operating their paper businesses independently.

        In October 2007, Abitibi-Consolidated Inc., which sold the newsprint we produced at our DeRidder mill pursuant to a long-standing marketing agreement, completed a merger with Bowater Incorporated, another major newsprint producer. As a part of the merger, the merged company, AbitibiBowater, assumed rights and responsibilities of Abitibi-Consolidated Inc., under the newsprint marketing agreement with us.

Acquisitions

        We account for acquisitions using the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition.

Divestitures

        We may engage in divestiture discussions, including those entered into during the year as discussed in "Sale of Our Paper and Packaging & Newsprint Assets" in this Management's

Discussion and Analysis of Financial Condition and Results of Operations, with other companies and make divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons.

        In 2007 and 2006, we recorded $27.8 million and $43.5 million, respectively, of proceeds from sales of assets in "Cash provided by (used for) investment" in our Consolidated Statements of Cash Flows. In 2007, approximately $10.1 million of the proceeds from the sale of assets were related to the sale of our newly constructed building materials distribution center in Milton, Florida, which we completed during the second quarter. We received approximately $5.2 million (net of cash costs paid to buyer) from the sale of our paper converting facility in Salem, Washington. Additionally, in 2007 we received approximately $3.7 million and $3.2 million of proceeds from the sale of our Wallula, Washington, fiber farm and Jackson, Alabama, sawmill. In 2006, approximately $38.2 million of the proceeds were related to the sale of two of our building materials distribution facilities and our headquarters building, which we discuss in more detail below. In both years, the balance of the proceeds related primarily to other miscellaneous asset sales.

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

Operating Activities

        We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories, compensation, fiber, energy, and interest. In 2007, our operating activities provided $250.1 million of cash, compared with $253.7 million in 2006. Relative to 2006, the decrease in cash provided by operations related primarily to unfavorable changes in working capital items. In 2007, changes in working capital used $26.4 million of cash from operations, compared with $8.0 million in 2006. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. During the year ended December 31, 2007, the increase in working capital was primarily attributable to a decrease in accounts payable and accrued liabilities in Building Materials Distribution and Wood Products, as well as higher inventories in these segments. The lower levels of accounts payable and accrued liabilities in Building Materials Distribution reflect a lower level of sales activity due to the continued housing market slowdown. Higher inventory levels in Building Materials Distribution were primarily the result of the expansion of and additions to our distribution operations, which resulted in those locations carrying higher levels of inventory relative to 2006. Wood Products experienced higher levels of inventories primarily as a result of higher EWP and, to a lesser extent, log inventories. Relative to 2006, the increase in EWP inventories was primarily the result of returning to traditional inventory levels in 2007 from lower-than-usual levels in the prior year. The increase in inventories and lower level of accounts payable and accrued liabilities was partially offset by lower receivables. Partially offsetting the unfavorable changes in working capital was $19.6 million of lower pension and other postretirement benefit contributions in 2007 relative to 2006.

        In 2006, our operating activities provided $253.7 million of cash, compared with $306.7 million provided in 2005. Relative to 2005, the decrease in cash provided by operations relates primarily to lower net income reported in 2006. As discussed under "Results of Operations" above, the 2006 decrease in income was primarily the result of lower segment income in our Wood Products and Building Materials Distribution segments, which was driven primarily by lower commodity prices during the year and lower sales volumes during the second half of 2006 as a result of the sharp falloff in housing starts. Unfavorable changes in working capital used $8.0 million of cash from operations. In 2006, the increase in working capital was primarily attributable to a decrease in accounts payable and accrued liabilities partially offset by a decrease in receivables, reflecting lower trade payables and receivables for Building Materials Distribution due to lower sales levels and lower commodity prices for materials purchased. The lower levels of trade payables and receivables for Building Materials Distribution were partially offset by higher levels of payables and receivables for Packaging & Newsprint due to higher sales levels and higher raw material costs. Additionally, in 2006 we used $20.7 million of cash to make pension contributions, and other postretirement benefit payments, compared with $11.1 million in 2005.

        In 2005, our operating activities provided $306.7 million of cash. Items included in net income provided $328.3 million of cash. Other operating cash expenditures used $22.1 million, primarily for contributions of $11.1 million to our pension and other postretirement benefit plans. Favorable changes in working capital provided $0.5 million of cash from operations. In 2005, the combined use of cash for working capital and other items was primarily attributable to higher receivables and, to a lesser extent, increased inventories, and contributions to our benefit plans, which were significantly offset by increased accounts payable and accrued liabilities and prepaid expenses.

Investment Activities

        Cash investing activities used $186.7 million in 2007, compared with $150.7 million in 2006, and $9.4 million provided in 2005. In all periods, capital expenditures for property and equipment consisted primarily of expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

  2007

        In 2007, investing activities included $188.0 million of capital expenditures for the purchase of property, plant, and equipment. Approximately $45 million of our expenditures for property, plant, and equipment related to the reconfiguration of the paper machine at our pulp and paper mill in Wallula to produce both pressure sensitive paper and commodity uncoated free sheet. Also included in this amount is $10 million of spending related to the installation of a shoe press in our DeRidder mill to reduce our use of energy in producing linerboard. Investing activities also included $27.8 million of proceeds from the sale of assets, which included $10.1 million of net proceeds from the sale of our newly constructed building materials distribution center in Milton, Florida, which we completed during the second quarter. In connection with the sale of our Milton facility, we leased it back over a 15-year lease term. We received approximately $5.2 million (net of cash costs paid to the buyer) from the sale of our paper converting facility in Salem, Washington. Additionally, in 2007 we received approximately $3.7 million and $3.2 million of proceeds from the sale of our Wallula, fiber farm and Jackson sawmill.

        Investing activities in 2007 also used $32.5 million of cash to pay amounts owed to OfficeMax under the Additional Consideration Agreement. As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Under the Additional Consideration Agreement, we could pay to OfficeMax, or OfficeMax could pay to us, a maximum aggregate amount of $125.0 million, in each case net of payments received. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. Based on paper prices during the third anniversary period ended October 29, 2007, we paid OfficeMax $32.5 million. This payment increased goodwill in our Paper segment, which we recorded in "Assets held for sale" on our Consolidated Balance Sheet. If the Aldabra transaction is completed before the fourth anniversary period ended October 29, 2008, the agreement will be terminated and we will neither receive payments from, nor make subsequent payments to, OfficeMax under this agreement. For more information about the Additional Consideration Agreement, see "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Form 10-K.

        Details of 2007 capital investment by segment are included in the table below:

	Year Ended December 31, 2007
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other	Total
	(millions)
Building Materials Distribution	$11.9	$—	$6.2	$18.1
Wood Products	0.3	2.9	20.3	23.5
Paper (b)	50.5	12.5	40.4	103.4
Packaging & Newsprint (c)	9.8	5.8	22.6	38.2
Corporate and Other	—	0.3	4.5	4.8

	$72.5	$21.5	$94.0	$188.0

(a)
Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)
Includes $45 million of spending related to the reconfiguration of an existing paper machine at our pulp and paper mill in Wallula, Washington, to produce both pressure sensitive (label and release) paper and commodity uncoated free sheet paper, which is included under "Acquisition/Expansion" in the table above. In total, we have spent approximately $80 million of capital for the project.

(c)
Includes $10 million of spending related to the installation of a shoe press in our DeRidder, Louisiana, mill to reduce our use of energy in producing linerboard, which is included under "Acquisition/Expansion" in the table above. We estimate approximately $23 million of capital spending for the project. As of December 31, 2007, spending on this project totaled $12 million. We expect to spend the remainder in 2008.

        We expect capital investments in 2008 to total approximately $175 million to $180 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. It would also change if we complete the Aldabra transaction during the year. Our capital spending in 2008 will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. During 2007, we spent $9 million on environmental compliance. We expect to spend approximately $10 million in 2008 for this purpose.

  2006

        In 2006, investing activities included $153.5 million of capital expenditures for the purchase of property and equipment. Investing activities also included approximately $42.6 million of cash paid for the purchase of CTC's assets in Waco, Texas. These expenditures were partially offset by $43.5 million of proceeds from sales of assets. This included $27.2 million of proceeds from the sale of our headquarters building in Boise, Idaho; $11.0 million of proceeds from the sale of our Lakeville, Minnesota, and Rochelle, Illinois, building materials distribution facilities; and $5.3 million of proceeds from other miscellaneous asset sales. In connection with the sale of our headquarters building, we leased back approximately 65% of the building over a staggered lease term of ten to 12 years, and we leased back our building materials distribution facilities over a 15-year lease term plus renewal options.

  2005

        In 2005, investing activities included $157.5 million for collection of a related-party note received from Boise Land & Timber Corp. (Timber Corp) and $18.5 million of proceeds received from sales of assets. Approximately $10.4 million of the proceeds related to the sale of a portion of our fiber farms. These proceeds were substantially offset by $170.3 million used for the purchase of property and equipment.

Financing Activities

        Cash used for financing activities was $51.0 million in 2007, compared with $145.9 million in 2006, and $391.3 million in 2005.

        In 2007, financing activities included $538.9 million of debt prepayments related to our Tranche D term loan, which was paid down primarily with the proceeds from our new $525.0 million Tranche E term loan. Cash used for financing also included $250.0 million for the repayment of our senior unsecured floating-rate notes, which was primarily funded with the proceeds from a $200.0 million delayed-draw term loan. Cash used for financing activities also included a $15.0 million net increase in borrowings under our accounts receivable securitization program, $2.8 million of proceeds from unwinding two of our interest rate swap agreements that were scheduled to begin in 2009, and $2.8 million of cash used to pay one of our equity investors to fund its tax obligations related to its investment in us.

        In 2006, we made $151.9 million of net debt repayments to third parties, which included $96.9 million of prepayments on our Tranche D term loan and a $55.0 million decrease in our borrowings under our accounts receivable securitization program. The debt was paid with $38.2 million of proceeds from asset sales, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay on our interest rate swap agreements, and other cash flows. In addition, in November 2006, we repaid the note payable to Timber Corp. (a subsidiary of Timber Holdings), and immediately thereafter, Timber Holdings merged with and into us. As part of the merger, FPH and OfficeMax (owners of Timber Holdings) used $280.4 million of the loan repayment proceeds to make an additional investment in us, which we recorded as "Capital contributions from members" in our 2006 Consolidated Statement of Cash Flows. After the purchase, OfficeMax continued to own 100% of our Series A equity units, and FPH and OfficeMax continued to hold 80.1% and 19.9%, respectively, of our Series B equity units. In 2006, we used $19.3 million of cash to pay our equity investors amounts to fund their tax obligations related to their investments in us.

        In 2005, financing activities included $1.5 billion of debt repayments, $920.0 million of debt issued to third parties, a $250.3 million related-party note payable to Timber Corp., and $23.1 million of cash paid to our equity investors to fund their tax obligations related to their investments in us. The $1.5 billion of debt repayments consisted of $1.3 billion of debt prepayments related to our Tranche B term loan, which was paid down primarily with the proceeds from our new $840.0 million Tranche D term loan; $157.5 million related to the collection of a loan to Timber Corp., and approximately $250.3 million received in connection with a related-party note payable to Timber Corp., as well as cash flow from operations. In October 2005, we prepaid $200.0 million toward our Tranche D term loan with the net proceeds from the initial sale of receivables under our receivables securitization program. We also made $4.2 million of scheduled principal payments during the year. The $920.0 million of additions to long-term debt included the $840.0 million Tranche D term loan discussed above and $80.0 million of net borrowings outstanding under our accounts receivable securitization program. See discussion under "Borrowings Secured by Receivables" below for more information.

        The following discussion describes our debt transactions in more detail.

Debt Transactions

        At December 31, 2007 and 2006, our short- and long-term debt was as follows:

	December 31
	2007	2006
	(millions)
Revolving credit facility, due 2010	$—	$—
Tranche D term loan, due 2011	—	538.9
Tranche E term loan, due 2014	521.1	—
Senior unsecured floating-rate notes, due 2012	—	250.0
7.125% senior subordinated notes, due 2014	400.0	400.0
Delayed-draw term loan, due 2014	199.5	—
Borrowings secured by receivables	40.0	25.0
Current portion of long-term debt	(47.3)	—

Long-term debt, less current portion	1,113.3	1,213.9
Short-term borrowings	10.5	3.2
Current portion of long-term debt	47.3	—

Total debt	$1,171.1	$1,217.1

Senior Secured Credit Facilities

        On May 3, 2007, we amended and restated the Facilities, which consisted of a $475.0 million revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). Our amended and restated Facilities consist of a $450.0 million revolving credit facility (due in 2010) and a $525.0 million Tranche E term loan (due in 2014). In connection with our amendment and restatement, we repaid all amounts outstanding under our Tranche D term loan. We also obtained a $200 million delayed-draw term loan (due in 2014) that we used to redeem the majority of our existing senior unsecured floating-rate notes (due in 2012) in October 2007.

        Our amended revolving credit facility agreement permits us to borrow up to $450.0 million for general corporate purposes. At December 31, 2007, we had no borrowings outstanding under our revolving credit facility; however, $32.3 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $417.7 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the LIBOR. Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is: (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the years ended December 31, 2007 and 2006, the average interest rates for our borrowings under the revolver were 5.7% and 6.0%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $10.5 million during the year ended December 31, 2007, and zero and $30.0 million during the year ended December 31, 2006. The weighted average amounts of borrowings outstanding under the revolver during the years ended December 31, 2007 and 2006, were $0.1 million and $0.8 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

        At December 31, 2007, $521.1 million was outstanding under the Tranche E term loan amended and restated credit facility (including $5.3 million of current portion), and our borrowing rate was 6.4%. At December 31, 2007, our average effective interest rate, including the effect of interest rate swaps, was 6.1%. Borrowings under the Tranche E term loan are based on (i) the higher of the prime rate plus 0.50% or the federal funds effective rate plus 1.00% or (ii) LIBOR plus 1.50%. We are required to make scheduled principal payments on the Tranche E term loan in the amount of $5.3 million in each of 2008 through 2012, $248.7 million in 2013, and $245.9 million in 2014.

        Borrowings under the Facilities are subject to financial covenants, including a requirement to maintain a minimum interest coverage ratio and a maximum limit on our leverage ratio, as well as customary nonfinancial covenants. The financial maintenance covenants are applicable only to the $450 million revolving credit portion of the agreement and function as debt incurrence covenants with respect to the remainder of the facility. At December 31, 2007, we were in compliance with these covenants.

Senior Notes and Delayed-Draw Term Loan

        In October 2004, Boise Cascade, L.L.C. (Boise Cascade) issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%.

        In October 2007, we redeemed the $250.0 million senior unsecured floating-rate notes primarily with the $200 million of borrowings under the delayed-draw term loan. The interest rate on the loan is the same as for the Tranche E term loan. We are required to make scheduled principal payments on the delayed-draw term loan in the amount of $2.0 million in each of 2008 through 2012, $95.3 million in 2013, and $94.2 million in 2014.

Borrowings Secured by Receivables

        In October 2005, our wholly owned subsidiary, Boise Cascade, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise Cascade sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise Cascade has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At December 31, 2007 and 2006, we had $40.0 million and $25.0 million outstanding under our accounts receivable securitization program. The receivables outstanding are recorded in either "Receivables" or "Assets held for sale" on our Consolidated Balance Sheets, as appropriate. The corresponding debt for these receivables is included in "Current portion of long-term debt" and "Long-term debt" on our 2007 and 2006 Balance Sheets, respectively. We record the financing costs associated with the program in "Interest expense" in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At December 31, 2007 and 2006, the interest rates for borrowings secured by receivables were 5.1% and 5.6%.

        Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and, at December 31, 2007, could not exceed $229.2 million. The accounts receivable securitization program contains financial covenants requiring us to maintain a minimum interest coverage ratio and a specified maximum leverage ratio.

Other

        We have other outstanding letters of credit that are used for trade purchases. At December 31, 2007 and 2006, we had zero and $0.1 million, respectively, of these other outstanding letters of credit. These letters of credit do not reduce our borrowing capacity under our amended revolving credit facility.

        At December 31, 2007 and 2006, we had $23.1 million and $31.5 million of costs recorded in "Deferred financing costs" on our Consolidated Balance Sheets. In connection with the May 2007 amendment and restatement of our Facilities, we capitalized $2.6 million of financing costs and wrote off approximately $1.8 million of deferred financing costs. In fourth quarter 2007, in connection with the repayment of the $250 million senior unsecured floating-rate notes, we wrote off $4.5 million of related deferred financing costs. We recorded the charges in "Interest expense" in our Consolidated Statement of Income for the year ended December 31, 2007.

        We have entered into economic hedges to hedge cash flow risk related to $500 million of variable-rate debt exposure through 2008 and $250 million of exposure through 2009. At December 31, 2007 and 2006, our average effective interest rates, including the effect of our interest rate swaps, on all of our long-term debt (less current portion) were 6.5% and 7.1%.

        For the years ended December 31, 2007, 2006, and 2005, cash payments for interest, net of interest capitalized, were $96.1 million, $95.1 million, and $95.5 million, respectively.

        For additional information on our interest rate swaps, see "Disclosure of Financial Market Risks" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Following the Aldabra Transaction

        As discussed above, Boise Cascade entered into a purchase and sale agreement with Aldabra for the sale of our Paper and Packaging & Newsprint segments and most of our Corporate and Other segment for cash and securities equal to approximately $1.625 billion, plus working capital adjustments. We expect the transaction to close in late February 2008. With the proceeds from the Aldabra transaction, we expect to make approximately $200 million in cash tax distributions to our equity holders based on the net taxable gain recognized in the transaction. We also currently plan to repay a significant portion of our debt, including an asset disposition tender offer for a portion of our 7.125% senior subordinated notes due in 2014. The size of the asset disposition tender offer depends on, among other things, the aggregate amount of cash proceeds from the transaction, the amount of senior debt repaid from the proceeds, the expenses related to the transaction, the aggregate tax liability related to the transaction, and the requirements of the indenture governing the senior subordinated notes. We currently intend to repay the borrowings secured by our receivables and senior secured credit facilities in full on the asset sale closing date and arrange a new $350 million asset-based revolving credit facility. Based on preliminary estimates, we expect the asset disposition tender offer to exceed $150 million.

        In connection with the Aldabra transaction, we expect approximately 75 participants in our Management Equity Plan (Equity Plan) to terminate employment with us. These employees collectively hold 6.7 million Series B and 16.1 million Series C units. Under the terms of the Equity Plan, participants whose employment is terminated as a result of the Aldabra transaction are allowed to "put" their equity units to FPH and require FPH to repurchase vested Series B and C equity units at fair value. As a result, in connection with the transaction, we expect to pay approximately $20 million to participants in the Equity Plan. We also currently expect to pay approximately $4 million under the deferred compensation agreements for employees terminated in connection with the transaction.

        Following the Aldabra transaction, we expect the primary sources of our liquidity to be cash flows from operations. As discussed above, we will also have availability under a new $350 million asset-based revolving credit facility. After the transaction, we expect that our primary liquidity requirements will be for working capital and capital expenditures. If the transaction closes in first quarter 2008, we estimate our capital expenditures will be $60 million to $70 million in 2008, excluding acquisitions.

        As part of the Aldabra transaction, Terrapin Partners Venture Partnership (Aldabra's majority owner) and Boise Cascade (collectively the Grantors) issued contingent value rights (CVRs) to holders of Aldabra stock. In exchange for the CVRs, investors agreed to vote in favor of the transaction and other proposals set forth in Aldabra's proxy statement filed with the SEC on January 23, 2008. The CVRs are governed by a Contingent Value Rights Agreement (Agreement). In order to receive a settlement of the CVRs, the price of Boise Inc.'s common stock for the 30 days prior to February 5, 2009 (Anniversary Price) must be less than $10.50, and the investor must give written notice to the Grantors requesting payment of the CVRs between February 4, 2009, and February 15, 2009. Subject to certain adjustments set forth in the Agreement, the Grantors will pay or transfer to each investor an amount per CVR by which the Anniversary Price is less than $10.50, up to a maximum of $1.00. The Grantors are jointly and severally liable to the investors for the CVR payment, but between the Grantors, each Grantor is individually liable for 50% of the CVR payment. If, prior to February 5, 2009, the closing price of Boise Inc.'s stock is $10.50 or greater for (1) any 20 days out of 30 consecutive trading days or (2) ten consecutive trading days, then the CVRs will automatically be canceled. At closing, we expect to record a liability for the fair value of the CVRs and continually mark the liability for the CVRs to market through our Consolidated Statement of Income (Loss).

Contractual Obligations

        In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2007. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. The obligations would change if we complete the Aldabra transaction during 2008. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2008	2009-2010	2011-2012	Thereafter	Total
	(millions)
Long-term debt (a)	$57.8	$14.5	$14.5	$1,084.3	$1,171.1
Interest (b)	76.7	148.4	146.6	102.8	474.5
Operating leases (c)	22.0	39.7	29.3	60.7	151.7
Purchase obligations
Raw materials and finished goods inventory (d)	149.2	221.7	196.4	179.5	746.8
Utilities (e)	32.1	8.3	0.6	0.5	41.5
Capital spending	8.2	13.6	—	—	21.8
Other	10.8	8.3	0.1	—	19.2
Other long-term liabilities reflected on our Balance Sheet (f)
Compensation and benefits	2.3	16.3	21.2	7.3	47.1
Other	2.9	5.7	1.7	8.2	18.5

	$362.0	$476.5	$410.4	$1,443.3	$2,692.2

(a)
These borrowings are further explained in "Financing Activities" under Liquidity and Capital Resources in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt and short-term borrowings.

(b)
Amounts represent estimated interest payments as of December 31, 2007, and assume our long-term debt is held to maturity.

(c)
We enter into operating leases in the normal course of business. We lease a portion of our property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or we entered into additional operating lease agreements. For more information, see Note 6, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(d)
Included among our raw materials purchase obligations are contracts to purchase approximately $734.0 million of wood fiber. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or first quarter 2008 pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)
We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were based upon prices in effect on December 31, 2007, or upon contract language, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)
Includes current portion and excludes $81.9 million of other long-term liabilities that, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, are recorded in current as "Liabilities related to assets held for sale." Of the $81.9 million, $51.9 million relates to compensation and benefits.

        In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. We expect to make tax distributions to our equity holders based on the greater of either our regular taxable income or our alternative minimum taxable income. The regular taxable income is distributed at 38.9%. The alternative minimum taxable income is distributed at 20% for OfficeMax and 28% for all of our other equity holders. Also, pursuant to an Additional Consideration Agreement between OfficeMax and us, we may be required to make substantial cash payments to, or receive substantial cash payments from, OfficeMax. Under the Additional Consideration Agreement, the purchase price paid for the forest products and paper assets may be adjusted upward or downward based on paper prices during the six years following the Forest Products Acquisition, subject to annual and aggregate caps. Neither party will be obligated to make a payment under the Additional Consideration Agreement in excess of $45 million in any one year. Payments are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. Based on paper prices during the third anniversary period ended October 29, 2007, we paid OfficeMax $32.5 million under the Additional Consideration Agreement. This payment increased goodwill in our Paper segment, which we recorded in "Assets held for sale" on our Consolidated Balance Sheet. If the Aldabra transaction is completed before the fourth anniversary period ended October 29, 2008, the agreement will be terminated and we will neither receive payments from, nor make subsequent payments to, OfficeMax under this agreement. For more information about the Additional Consideration Agreement, see "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Form 10-K.

        The Series A equity units issued to OfficeMax in connection with the Forest Products Acquisition accrue dividends daily at a rate of 8% per annum on OfficeMax's capital contribution (net of any distributions previously received) plus any accumulated dividends. Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2007 and 2006, $12.9 million and $7.2 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units.

Off-Balance-Sheet Activities

        At December 31, 2007 and 2006, we had no off-balance-sheet arrangements with unconsolidated entities.

Guarantees

        Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

        Other than the effects of higher energy costs, which we describe in this Form 10-K, we believe inflation has not had a material effect on our financial condition or results of operations. However, there can be no assurance that we will not be affected by inflation in the future. Seasonal changes in levels of building activity affect our building products businesses, that are dependent on housing starts, repair-and-remodel activity, and light commercial and industrial conversion activities. Declines in building activity that may occur during winter affect our building products businesses. We typically have higher sales and working capital in the second and third quarters because of warmer weather. To a lesser degree, our paper businesses also experience some seasonality, based primarily on buying patterns associated with particular products. For example, the demand for our corrugated container plants is influenced by changes in agricultural shipments in the Pacific Northwest. In addition, seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.

Disclosures of Financial Market Risks

        We are exposed to risks such as changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives' inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

        In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either "Net income (loss)" or "Other comprehensive income," as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in "Other comprehensive income" in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

        Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At December 31, 2007, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $13.3 million less than the amount reported on our Consolidated Balance Sheet.

        At December 31, 2007, we had four interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. The swaps effectively hedge $500 million of our variable-rate debt exposure through 2008 and $250 million of exposure through 2009. At December 31, 2007, these interest rate swaps are considered economic hedges; and accordingly, we recognized $4.6 million of expense related to changes in the fair value of these instruments in "Change in fair value of interest rate swaps" in our Consolidated Statement of Income. During 2007, in connection with the repayment of some of our variable-rate debt, these swaps were de-designated as cash flow hedges and approximately $8.4 million of income related to the change in the fair value of the interest rate swaps was reclassified out of "Accumulated other comprehensive income."

        At December 31, 2007, we had $0.1 million recorded in "Accumulated other comprehensive income" related to unamortized swap gains and losses, which we expect to reclassify to interest expense in 2008.

Energy Risk

        We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of December 31, 2007, we had entered into derivative instruments related to approximately 23% of our forecasted natural gas purchases through March 2008, 3% of our forecasted natural gas purchases from July 2008 through October 2008, and 2% of our forecasted natural gas purchases from November 2008 through March 2009. We have elected to account for these instruments as economic hedges and record the changes in fair value in "Materials, labor, and operating expenses" in our Consolidated Statements of Income.

Foreign Currency Risk

        At December 31, 2007, we had no foreign currency hedges.

Financial Instruments

        The table below provides information as of December 31, 2007, about our financial instruments that are sensitive to changes in interest rates, energy prices, or foreign currency exchange rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates and energy market risk sensitivity, the table sets forth payout amounts based on current rates and does not attempt to project future rates. For foreign currency forward exchange agreements, the table presents notional amounts in the foreign currency and weighted average contractual exchange rate by contractual maturity date. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

							December 31
							2007		2006
	2008	2009	2010	2011	2012	There- after	Total	Fair Value	Total	Fair Value
	(millions)
Debt
Short-term borrowings	$10.5	$—	$—	$—	$—	$—	$10.5	$10.5	$3.2	$3.2
Average interest rate	5.1%	—	—	—	—	—	5.1%	—	6.0%	—
Long-term debt, including current portion
Fixed-rate debt payments (a)
Senior subordinated notes	$—	$—	$—	$—	$—	$400.0	$400.0	$386.7	$400.0	$387.8
Average interest rates	—	—	—	—	—	7.1%	7.1%	—	7.1%	—
Variable-rate debt payments (a)	$47.3	$7.3	$7.3	$7.3	$7.3	$684.1	$760.6	$760.6	$813.9	$813.9
Average interest rates (b)	5.3%	6.4%	6.4%	6.4%	6.4%	6.4%	6.3%	—	7.4%	—
Interest rate swaps
Notional principal amount of interest rate exchange agreements maturing
Variable to fixed (c)	$250.0	$250.0	$—	$—	$—	$—	$500.0	$(5.6)	$500.0	$3.5
Average pay rate	4.75%	4.75%	—	—	—	—	4.75%	—	4.75%	—
Average receive rate	4.83%	5.24%	—	—	—	—	5.04%	—	5.36%	—
Natural gas contracts
Swaps	$—	$—	$—	$—	$—	$—	$—	$—	$(9.7)	$(9.7)
Written call options	$—	$—	$—	$—	$—	$—	$—	$—	$0.5	$0.5
Forward exchange contracts (Receive euro/pay U.S. dollars)
Notional currency amount (in euros)	—	—	—	—	—	—	—	—	1.2	—
Average contractual exchange rate (U.S. dollar to euro)	$—	$—	$—	$—	$—	$—	$—	$—	$1.32	$—
Receive euro/pay U.S. dollars (in U.S. dollars)	$—	$—	$—	$—	$—	$—	$—	$—	$1.6	$0.1
(a)
These obligations are further explained in "Financing Activities" under Liquidity and Capital Resources in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(b)
Does not include the effect of swaps.

(c)
At December 31, 2007, we had four interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. The swaps effectively hedge $500 million of our variable-rate debt exposure through 2008 and $250 million of exposure through 2009. At December 31, 2007, these interest rate swaps are considered economic hedges; and accordingly, the changes in fair value of these instruments are recorded in "Change in fair value of interest rate swaps" in our Consolidated Statement of Income.

Income Taxes

Tax Distributions

        The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes with respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of Boise and affiliates to pay these taxes. For the years ended December 31, 2007, 2006, and 2005, we made $2.8 million, $19.3 million, and $23.1 million of cash distributions, respectively, to permit our equity holders to pay these taxes. Both our senior credit facilities and the indenture governing our notes permit these distributions.

Income Tax (Provision) Benefit

        During the years ended December 31, 2007, 2006, and 2005, our effective tax rates for our separate subsidiaries that are taxed as corporations were 40.3%, 37.3%, and 42.0%. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income. At December 31, 2007 and 2006, we had $625,000 and $376,000, respectively, of deferred tax liability related to these subsidiaries recorded on our Consolidated Balance Sheets.

        For the year ended December 31, 2007, income tax expense was $8.0 million, compared with $3.6 million of expense in 2006 and $2.1 million of income tax benefit in 2005. During the year ended December 31, 2007, the increase primarily related to income tax expense related to our cash flow hedges and the true-up of miscellaneous state income tax items.

        At December 31, 2007 and 2006, our tax basis was $359.9 million and $271.3 million lower than the reported amount of net assets recorded on our Consolidated Balance Sheets, primarily due to accelerated depreciation recorded for tax purposes.

        Boise Building Solutions Manufacturing Holdings Corp., a wholly owned, fully consolidated operating entity, has an investment in foreign subsidiaries. At December 31, 2007 and 2006, the foreign subsidiaries had $26.8 million and $22.3 million, respectively, of deferred tax assets. The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance.

        In May 2005, we converted to a C corporation from a limited liability company. In December 2005, we rescinded our conversion to C corporation status. As a result of rescinding our C corporation status, we received $6.1 million of federal and state income tax refunds in 2006 and $0.1 million of state income tax refunds in 2007. In 2007, 2006, and 2005, we paid $3.3 million, $4.4 million, and $1.2 million of taxes, net of other refunds received.

FIN No. 48

        In January 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, and it did not have a significant impact on our financial position or results of operations. On January 1, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. We recognize interest and penalties on unrecognized tax benefits in "Income tax provision" in the Consolidated Statements of Income. For the years ended December 31, 2007 and 2006, we recognized an insignificant amount of interest and penalties.

        Boise Cascade Holdings, L.L.C., or one of our subsidiaries files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, Idaho, Louisiana, Oregon, Minnesota, Texas, and Washington. We are subject to tax examinations from October 29, 2004 (our inception) to present. In December 2007, the United States Internal Revenue Service notified us that they will audit the Boise Cascade Holdings, L.L.C., 2005 and 2006 tax years. Additionally, in third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006.

Environmental

        Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure you that we will at all times be in full compliance with environmental requirements, and we cannot assure you that we will not incur fines and penalties in the future. In 2007, we paid $4,125 in environmental fines and penalties across all of our segments.

        We incur substantial capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2007, we spent approximately $9 million on capital expenditures to comply with environmental requirements. We anticipate capital expenditures of approximately $10 million in 2008 to comply with environmental requirements, and we expect to spend similar or greater amounts on environmental capital expenditures in the years ahead.

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

Critical Accounting Estimates

        Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. Our current critical accounting estimates are as follows:

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

        In 2006, our St. Helens pulp and paper mill had positive income and earnings before interest, taxes, depreciation, and amortization (EBITDA). However, market forces put pressure on our St. Helens mill. In 2006, St. Helens' fiber costs nearly doubled, and fiber availability was restricted. We temporarily reduced pulp production at the mill, which resulted in approximately 20,000 tons of lost pulp production at St. Helens. The St. Helens mill also faced higher-than-average energy prices. As a result of these factors, in 2006, we tested the St. Helens assets for recoverability. We estimated the mill's future undiscounted cash flows consistent with the test of recoverability discussed above. The results of the test for recoverability indicated that the estimated future undiscounted cash flows exceeded the carrying amount of the long-lived assets, and therefore, no impairment existed. We monitored the mill's progress in 2007 and noted that the mill's cash flows were positive. We continue to monitor the mill's progress and test for recoverability, as appropriate.

        Because the selling price for the Paper and Packaging & Newsprint segments reached in the Purchase and Sale Agreement with Aldabra exceeds the carrying value of the assets held for sale, no impairment exists for these assets. In addition, we currently believe we have adequate support for the carrying value of all of our assets based on anticipated cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. However, should the markets for our products deteriorate significantly or should we decide to invest capital differently and should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges that could have a material impact on our results of operations. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Goodwill and Intangible Asset Impairment

        We account for acquisitions under the purchase method of accounting, typically resulting in goodwill. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. At December 31, 2007, intangible assets with indefinite lives consist of our trade names and trademarks, while finite-lived intangible assets consist of customer relationships and technology.

        At December 31, 2007, we had $54.4 million of goodwill, of which $12.2 million related to our Building Materials Distribution and Wood Products segments and was recorded in "Goodwill" on our Consolidated Balance Sheet. In connection with the Aldabra transaction, we recorded approximately $42.2 million of goodwill related to our Paper and Packaging & Newsprint segments as "Assets held for sale." At December 31, 2007, the net carrying amount of intangible assets with indefinite lives, which represent our trade names and trademarks, was $24.1 million, and the net carrying amount of finite-lived purchased intangible assets, consisting of customer relationships and technology, was $9.5 million. Of the $24.1 million and $9.5 million of indefinite-lived and finite-lived intangible assets, approximately $8.9 million and $0.8 million related to our Building Materials Distribution and Wood Products segments and were recorded in "Intangible assets" on our Consolidated Balance Sheets; $15.2 million and $8.7 million related to our Paper and Packaging & Newsprint Assets and were recorded as "Assets held for sale." See Note 2, Sale of Our Paper and Packaging & Newsprint Assets, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information.

        Because the selling price for the Paper and Packaging & Newsprint segments reached in the Purchase and Sale Agreement with Aldabra exceeds the carrying value of the assets held for sale, no impairment exists for the assets included in these segments. During fourth quarter 2007, we performed our annual impairment assessment of goodwill and indefinite-lived intangible assets for all our segments in accordance with the provisions of SFAS No. 142. We concluded that no impairment existed in any of our segments. We also evaluated the remaining useful lives of our finite-lived purchased intangible assets and determined no adjustments to the useful lives were necessary.

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

        We assessed the finite-lived purchased intangible assets, noting that no impairment indicators were present to suggest that the amortization period needed to be adjusted.

        Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances on these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Valuation of Redeemable Equity Units

Management Equity Agreement

        In April 2006 and December 2004, key managers of Boise purchased, pursuant to the terms of a Management Equity Agreement (Equity Plan), 0.3 million and 18.6 million equity units in Forest Products Holdings, L.L.C. (FPH) at $2.00 and $1.00 per unit, respectively, which was approximately equal to the estimated fair value on the date of purchase. Those who purchased FPH's Series B equity units in April 2006 and December 2004 received grants of 5.3 million and 35.6 million, respectively, of FPH's Series C equity units (profit interests) that represent the right to participate in profits after capital is returned to the holders of FPH's Series B equity units. FPH's Series C equity units participate in equity value appreciation above a specified level. In addition, in April 2006, FPH issued 2.6 million 2006 Series C equity units of FPH to two other key managers and our four nonaffiliated directors for no consideration. During 2007, no purchases or grants were made under the Equity Plan. We account for awards granted under the Equity Plan in our consolidated financial statements in accordance with SFAS No. 123(R), Share-Based Payment.

        FPH's Series B and Series C equity units held by management are redeemable at FPH's option upon termination of the management investor's employment and at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. Our senior secured credit agreement limits the amount of redemptions to $10 million in any year. Except in the event of death or disability, we believe that the redemption of these units is within our control due to the interlocking boards of FPH and Boise and because FPH was organized solely for the purpose of establishing Boise to acquire the forest products and paper assets of OfficeMax. Repurchases under the Equity Plan have been funded by mirror-image redemptions of B units/shares and C units/shares held by FPH in its subsidiaries. Because the redemption of FPH's Series B and Series C equity units and the expected parallel redemptions of our Series B and Series C equity units are a contingent event outside the employee's control, we account for the units using equity plan accounting in accordance with FASB Staff Position (FSP) No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. However, because FPH units are subject to mandatory redemption in an event that is outside of our control (death or disability), we are required to classify these units outside of permanent equity on our Consolidated Balance Sheets at grant-date fair value. Accordingly, at December 31, 2007, we had $26.5 million recorded in "Redeemable equity units" on our Consolidated Balance Sheet.

        As part of the Aldabra transaction, we expect approximately 75 participants in the Equity Plan to terminate employment with us. These employees collectively hold 6.7 million Series B and 16.1 million Series C units. Under the terms of the Equity Plan, participants whose employment is terminated as a result of the Aldabra transaction are allowed to "put" their equity units to FPH and require FPH to repurchase vested Series B and C equity units at fair value. By analogy to EITF 96-05, Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of a Business Combination, the carrying value of management's investment should not be adjusted to redemption value until the sale of the Paper and Packaging & Newsprint assets is completed.

Vesting

        Generally, the appreciation in the value of FPH's Series B equity units issued under the Equity Plan and 50% of its Series C equity units (service condition-vesting units) vest 20% each year on December 31, 2005 through 2009. The other 50% of the Series C equity units (market condition-vesting units) generally vest at the end of 2009 if specific criteria tied to internal rates of return are met. Upon either the sale of the company as defined in the Equity Plan or an initial public offering, vesting is accelerated for all management investors. For management investors whose employment is terminated as a result of a sale of a division (such as the proposed sale of the Paper and Packaging & Newsprint segments), the investor's Series B equity units and service condition-vesting Series C equity units will vest on a pro rata basis from December 31, 2004, through the date of termination. The investor's market condition-vesting Series C equity units will also vest on a pro rata basis as if the units were service condition-vesting. Other events may accelerate vesting for specifically affected management investors, but none of these events are within the control of the investor. The vesting schedules are shortened for those investors who were at least 60 years old as of the grant date, so that the units fully vest by December 31 of the year in which the investor reaches age 65 and at least two vesting periods have been met. Vesting does not trigger a right or obligation on the part of FPH or us to repurchase equity units held by management investors.

Series B Equity Units

        We used a form of income approach known as discounted cash flow analysis and a market approach that used an event analysis and a trend analysis, to estimate the grant-date fair value of the Series B equity units.

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

        SFAS No. 123(R) requires different valuation calculations for equity grants that have a service condition and equity grants that have a market condition. The 50% of the Series C equity units that vest over time are "service condition" awards. Under the requirements of SFAS No. 123(R), the fair value of these awards is measured assuming that all conditions have been met, or as if they were fully vested on the grant date. Compensation expense is recognized over the vesting period and adjusted if the service condition is not met. We determined the average fair value on the date of grant of the Series C equity units granted in 2006 and 2004 that vest over time to be approximately $0.11 and $0.46 per unit, respectively. We made no grants in 2007 or 2005.

        The 50% of Series C equity units that vest based on internal rates of return are "market condition" grants under the requirements of SFAS No. 123(R). The standard requires that the valuation of market condition awards considers the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the internal rate of return represents a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS No. 123(R) for an award regardless of when, if ever, the market condition is satisfied. We determined the average fair value on the date of grant of the Series C equity units granted in 2006 and 2004 that generally vest based on internal rates of return to be approximately $0.08 and $0.24 per unit, respectively. We made no grants in 2007 or 2005.

        At December 31, 2007, we had $2.7 million of unrecognized compensation cost related to the nonvested Series C redeemable equity units granted under the Equity Plan. The cost is expected to be recognized generally over a weighted average period of 2.0 years.

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

Pensions

        We account for pension expense in accordance with SFAS No. 87, Employers' Accounting for Pensions. This statement requires us to calculate pension expense and liabilities using actuarial assumptions, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement rates, mortality rates, expected contributions, and other factors. We based the assumptions used to calculate pension expense on the following factors:

        Discount Rate Assumption.    The discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The plan's projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

        Asset Return Assumption.    We based our expected rate of return on plan assets on the average rate of earnings expected on invested funds. The 2007 expected rate of return on plan assets was 7.25%, which was based on a target allocation of approximately 52.5% U.S. equity securities (which were expected to earn approximately 7.85% in the long term), 15% international equity securities (which were expected to earn approximately 8.0% in the long term), and 32.5% fixed-income securities (which were expected to earn approximately 5.9% in the long term).

        Rate of Compensation Increases.    This assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation.

        Retirement and Mortality Rates.    These rates are developed to reflect actual and projected plan experience.

        Expected Contributions.    Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed, for example, changes we might commit to in future labor contracts. In 2008, we are required to make a $9.0 million minimum contribution to our qualified pension plans. In February 2008, we made a $20 million contribution to our pension plans.

        In accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R), we recognize the funded status of our pension and other postretirement benefit plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of other comprehensive income, net of tax, in our Consolidated Statement of Capital. In 2007 and 2006, we reduced our liabilities $33.7 million and $38.1 million and increased capital by about the same amount. In both periods, the decrease in total liabilities resulted primarily from recording $40.0 million and $43.9 million of actuarial gains, partially offset by prior service costs. The $40.0 million actuarial gain in 2007 resulted primarily from an increase in the discount rate assumption used to measure pension obligations from 5.90% to 6.40% at December 31, 2007. In 2006, the $43.9 million actuarial gain resulted from our plan experiencing a better than expected rate of return on plan assets, an increase in the discount rate assumption used to measure pension benefit obligations from 5.60% to 5.90% at December 31, 2006, and $20 million of voluntary contributions to our qualified pension plans in 2006. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

		Year Ended December 31
	Year Ending December 31, 2008
		2007	2006
	(millions, except for percentages)
Pension expense	$24.8	$25.1	$26.9
Discount rate	6.40%	5.90%	5.60%
Expected rate of return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increases	4.25%	4.25%	4.25%

        A change of 0.25% in either direction to the discount rate, the expected rate of return on plan assets, or the rate of compensation increases would have had the following effect on 2008 and 2007 pension expense. These sensitivities are specific to 2008 and 2007. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25% Increase	0.25% Decrease
	(millions)
2007 Expense
Discount rate	$25.1	$(0.8)	$0.8
Expected rate of return on plan assets	25.1	(1.3)	1.3
Rate of compensation increases	25.1	0.5	(0.4)
2008 Expense
Discount rate	$24.8	$(3.5)	$1.6
Expected rate of return on plan assets	24.8	(1.4)	1.4
Rate of compensation increases	24.8	0.4	(0.8)

New and Recently Adopted Accounting Standards

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these standards on January 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on our consolidated financial statements. However, its impact will be limited to business combinations occurring on or after January 1, 2009.

        In January 2006, we adopted EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty. The consensus identifies circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. We adopted this standard effective January 2006, and it required us to report our inventory buy/sell transactions on a net basis in our Consolidated Statements of Income. Previously, in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and SAB No. 104, Revenue Recognition, we recorded sales and purchases related to our inventory buy/sell arrangements on a gross basis. This consensus had no impact on net income. Had this consensus previously been in effect, it would have reduced sales $76.1 million for the year ended December 31, 2005, and would have reduced "Materials, labor, and other operating expenses" by about the same amount. In accordance with the provisions of EITF 04-13, prior-period financial information has not been recast to conform with the current period's presentation.

Non-GAAP Financial Measures

        EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management's ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

        For a reconciliation of net income (loss) to EBITDA, see "Item 6. Selected Financial Data" of this Form 10-K. The following is a reconciliation of historical income (loss) from operations to EBITDA and the effects of items included in EBITDA for the years ended December 31, 2007, 2006, and 2005:

	December 31, 2007
	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(millions)
Income (loss) from operations	$51.8	$23.6	$132.3	$40.1	$(27.5)	$220.3
Foreign exchange gain	—	—	—	—	4.4	4.4

Segment income (loss)	51.8	23.6	132.3	40.1	(23.1)	224.7
Depreciation, amortization, and depletion (a)	7.4	30.0	45.0	37.7	3.8	123.9

EBITDA	$59.2	$53.7	$177.3	$77.8	$(19.4)	$348.6

EBITDA for the year ended December 31, 2007, includes the effects of the following items:
	(millions)
Gain on changes in retiree healthcare programs (b)	$—	$—	$—	$—	$4.4	$4.4

	$—	$—	$—	$—	$4.4	$4.4

	December 31, 2006
	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(millions)
Income (loss) from operations	$75.3	$37.2	$63.1	$45.3	$(37.5)	$183.4
Foreign exchange gain	—	—	—	—	0.4	0.4

Segment income (loss)	75.3	37.2	63.1	45.3	(37.1)	183.8
Depreciation, amortization, and depletion	9.2	27.6	62.3	50.8	5.4	155.3

EBITDA	$84.6	$64.9	$125.4	$96.1	$(31.9)	$339.1

EBITDA for the year ended December 31, 2006, includes the effects of the following items:
	(millions)
Project costs (c)	$—	$(1.5)	$—	$—	$(3.0)	$(4.5)
Gain on changes in retiree healthcare programs (b)	—	—	—	—	3.7	3.7

	$—	$(1.5)	$—	$—	$0.7	$(0.8)

	December 31, 2005
	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(millions)
Income (loss) from operations	$99.9	$119.4	$58.6	$23.8	$(29.0)	$272.7
Foreign exchange loss	—	—	—	—	(0.3)	(0.3)

Segment income (loss)	99.9	119.4	58.6	23.8	(29.4)	272.3
Depreciation, amortization, and depletion	9.1	23.0	54.0	37.2	5.5	128.8

EBITDA	$109.0	$142.4	$112.6	$61.0	$(23.8)	$401.2

EBITDA for the year ended December 31, 2005, includes the effects of the following items:
	(millions)
Offering costs (d)	$—	$—	$—	$—	$(3.6)	$(3.6)
Gain on changes in retiree healthcare programs (b)	—	—	—	—	9.9	9.9

	$—	$—	$—	$—	$6.3	$6.3

(a)
Included approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in our Paper, Packaging & Newsprint, and Corporate and Other segments as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(b)
2007, 2006, and 2005 include gains of $4.4 million, $3.7 million, and $9.9 million, respectively, for changes to our retiree healthcare programs. For more information, see Note 13, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(c)
Represents expenses for the write-off of special project costs.

(d)
Represents expenses for the write-off of costs incurred in connection with the initial public offering in 2005.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning quantitative and qualitative disclosures about market risk is included under the caption "Disclosures of Financial Market Risks" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income

	Year Ended December 31
	2007	2006	2005
	(thousands)
Sales
Trade	$4,797,795	$5,203,952	$5,345,106
Related parties	615,661	575,913	562,338

	5,413,456	5,779,865	5,907,444

Costs and expenses
Materials, labor, and other operating expenses	4,705,325	5,063,041	5,155,112
Fiber costs from related parties	—	—	17,609
Depreciation, amortization, and depletion	123,909	155,311	128,826
Selling and distribution expenses	285,633	283,636	264,072
General and administrative expenses	84,062	88,364	74,732
Other (income) expense, net	(5,693)	6,089	(5,592)

	5,193,236	5,596,441	5,634,759

Income from operations	220,220	183,424	272,685

Foreign exchange gain (loss)	4,451	401	(340)
Change in fair value of interest rate swaps	3,733	—	9,886
Interest expense	(96,802)	(112,404)	(166,344)
Interest income	4,083	3,781	3,391

	(84,535)	(108,222)	(153,407)

Income before income taxes	135,685	75,202	119,278
Income tax (provision) benefit	(7,988)	(3,631)	2,089

Net income	$127,697	$71,571	$121,367

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Balance Sheets

	December 31
	2007	2006
	(thousands)
ASSETS
Current
Cash and cash equivalents	$57,623	$45,169
Receivables
Trade, less allowances of $1,664 and $1,734	115,209	327,138
Related parties	9	37,986
Other	7,458	19,027
Inventories	342,015	640,826
Assets held for sale	1,853,039	—
Other	5,426	13,027

	2,380,779	1,083,173

Property
Property and equipment, net	313,117	1,462,315
Fiber farms and deposits	24,010	40,492

	337,127	1,502,807

Deferred financing costs	23,074	31,474
Goodwill	12,170	21,846
Intangible assets, net	9,668	37,507
Other assets	11,374	28,390

Total assets	$2,774,192	$2,705,197

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Balance Sheets (continued)

	December 31
	2007	2006
	(thousands)
LIABILITIES AND CAPITAL
Current
Short-term borrowings	$10,500	$3,200
Current portion of long-term debt	47,250	—
Accounts payable	141,502	341,201
Accrued liabilities
Compensation and benefits	36,909	93,287
Interest payable	7,140	11,847
Other	29,959	54,600
Liabilities related to assets held for sale	331,636	—

	604,896	504,135

Debt
Long-term debt, less current portion	1,113,313	1,213,900

Other
Compensation and benefits	46,981	111,676
Other long-term liabilities	17,097	36,642

	64,078	148,318

Redeemable equity units
Series B equity units — 16,622,421 units and 17,107,889 units outstanding	16,992	17,477
Series C equity units — 39,069,411 units and 39,576,540 units outstanding	9,489	6,434

	26,481	23,911

Commitments and contingent liabilities
Capital
Series A equity units — no par value; 66,000,000 units authorized and outstanding	78,463	78,290
Series B equity units — no par value; 550,000,000 units authorized and 530,356,601 units outstanding	876,693	724,988
Series C equity units — no par value; 44,000,000 units authorized	10,268	11,655

Total capital	965,424	814,933

Total liabilities and capital	$2,774,192	$2,705,197

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Cash Flows

	Year Ended December 31
	2007	2006	2005
	(thousands)
Cash provided by (used for) operations
Net income	$127,697	$71,571	$121,367
Items in net income not using (providing) cash
Depreciation, depletion, and amortization of deferred financing costs and other	129,289	157,312	178,677
Related-party interest expense	—	14,070	18,909
Deferred income taxes	4,195	968	(4,788)
Pension and other postretirement benefit expense	25,366	27,447	28,681
Gain on changes in retiree healthcare programs	(4,367)	(3,741)	(9,900)
Change in fair value of interest rate swaps	(3,733)	—	(9,886)
Management equity units expense	3,110	3,514	2,904
(Gain) loss on sales of assets	(2,354)	3,311	—
Other	(3,819)	2,990	2,365
Decrease (increase) in working capital, net of acquisitions
Receivables	34,156	23,558	(61,415)
Inventories	(29,397)	(4,813)	(38,942)
Prepaid expenses	679	(1,650)	4,927
Accounts payable and accrued liabilities	(31,804)	(25,103)	95,897
Pension and other postretirement benefit payments	(1,117)	(20,736)	(11,073)
Current and deferred income taxes	1,077	4,385	(4,466)
Other	1,113	595	(6,518)

Cash provided by operations	250,091	253,678	306,739

Cash provided by (used for) investment
Expenditures for property and equipment	(187,972)	(153,524)	(170,282)
Decrease in restricted cash held for bond redemption	200,000	—	—
Increase in restricted cash held for bond redemption	(200,000)	—	—
Acquisitions of businesses and facilities	—	(42,609)	—
Sales of assets	27,797	43,487	18,536
Additional Consideration Agreement payment	(32,542)	—	—
Repayment of note receivable from related party, net	—	—	157,509
Other	6,065	1,908	3,654

Cash provided by (used for) investment	(186,652)	(150,738)	9,417

Cash provided by (used for) financing
Issuances of long-term debt	1,085,000	373,300	920,000
Payments of long-term debt	(1,138,337)	(525,200)	(1,534,200)
Short-term borrowings	7,300	3,200	—
Note payable to related party, net	—	(283,847)	250,272
Proceeds from changes to interest rate swaps	2,848	25,620	—
Tax distributions to members	(2,753)	(19,269)	(23,143)
Capital contributions from members	—	280,366	—
Other	(5,043)	(112)	(4,259)

Cash used for financing	(50,985)	(145,942)	(391,330)

Increase (decrease) in cash and cash equivalents	12,454	(43,002)	(75,174)
Balance at beginning of the period	45,169	88,171	163,345

Balance at end of the period	$57,623	$45,169	$88,171

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Capital

	Series A Equity Units		Series B Equity Units		Series C Equity Units
	Units	Amount	Units	Amount	Units	Amount	Total Capital
	(thousands)
Balance at December 31, 2004	66,000	$36,868	530,357	$322,718	—	$—	$359,586

Net income (a)	—	—	—	121,367	—	—	121,367
Other comprehensive income, net of tax (a) (b)
Cash flow hedges	—	—	—	7,269	—	—	7,269
Minimum pension liability adjustment	—	—	—	(58)	—	—	(58)
Paid-in-kind dividend	—	3,017	—	(3,017)	—	—	—
Tax distributions to members	—	—	—	(23,143)	—	—	(23,143)
Allocation of profit interest to Series C equity units	—	—	—	(7,535)	—	7,535	—

Balance at December 31, 2005 (c)	66,000	39,885	530,357	417,601	—	7,535	465,021

Net income (a)	—	—	—	71,571	—	—	71,571
Other comprehensive income, net of tax (a) (b)
Cash flow hedges	—	—	—	(10,327)	—	—	(10,327)
Minimum pension liability adjustment	—	—	—	58	—	—	58
Unfunded accumulated benefit obligation	—	—	—	37,263	—	—	37,263
Capital contributions from members	—	34,773	—	237,709	—	—	272,482
Paid-in-kind dividend	—	3,632	—	(3,632)	—	—	—
Tax distributions to members	—	—	—	(22,022)	—	—	(22,022)
Allocation of profit interest to Series C equity units	—	—	—	(4,120)	—	4,120	—
Other	—	—	—	887	—	—	887

Balance at December 31, 2006 (d)	66,000	78,290	530,357	724,988	—	11,655	814,933

Net income (a)	—	—	—	127,697	—	—	127,697
Other comprehensive income, net of tax (a) (b)
Cash flow hedges	—	—	—	(3,070)	—	—	(3,070)
Unfunded accumulated benefit obligation	—	—	—	33,705	—	—	33,705
Paid-in-kind dividend	—	5,770	—	(5,770)	—	—	—
Tax distributions to members	—	(5,597)	—	(1,803)	—	—	(7,400)
Allocation of profit interest from Series C equity units	—	—	—	1,387	—	(1,387)	—
Other	—	—	—	(441)	—	—	(441)

Balance at December 31, 2007 (d)	66,000	$78,463	530,357	$876,693	—	$10,268	$965,424

(a)
Total comprehensive income for the years ended December 31, 2007, 2006, and 2005, was $158.3 million, $98.6 million, and $128.6 million, respectively.

(b)
Total other comprehensive income for the years ended December 31, 2007, 2006, and 2005, was $30.6 million, $27.0 million, and $7.2 million, respectively.

(c)
The Consolidated Statements of Capital do not reflect the effect of our converting to a C corporation on May 9, 2005. As a result of rescinding our C corporation status in December 2005, the Consolidated Statements of Capital roll forward our capital as if we had been a limited liability company during all of 2005.

(d)
Accumulated other comprehensive income at December 31, 2007 and 2006, was $71.1 million and $40.5 million, respectively.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Basis of Presentation

        As used in these consolidated financial statements, the terms "Boise" and "we" refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries and their predecessors in interest. Our operations began on October 29, 2004, when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the names "Boise" and "Boise Cascade" as part of the Forest Products Acquisition. Concurrently with the Forest Products Acquisition, Boise Land & Timber Holdings Corp. (Timber Holdings), an entity that was majority-owned by our majority owner, Forest Products Holdings, L.L.C. (FPH), acquired OfficeMax's timberland operations. In 2005, Timber Holdings sold its timberlands, and in November 2006, Timber Holdings merged with and into us. For more information about the merger, see Note 3, Merger With Boise Land & Timber Holdings Corp.

        We are a diversified North American paper and forest products company. We are headquartered in Boise, Idaho. The consolidated financial statements present the financial results of Boise for the years ended December 31, 2007, 2006, and 2005. See Note 16, Segment Information, for additional information about our reportable segments.

        In September 2007, Boise Cascade, L.L.C. (Boise Cascade), our wholly owned direct subsidiary, entered into a purchase and sale agreement (PSA) with Aldabra 2 Acquisition Corp. (Aldabra) for the sale of our Paper and Packaging & Newsprint segments and most of our Corporate and Other segment for cash and securities equal to approximately $1.625 billion, plus working capital adjustments. As part of the transaction, Aldabra intends to change its name to Boise Inc. Following the transaction, Boise Cascade will maintain 100% of our Building Materials Distribution and Wood Products segments and will own up to 49% of Boise Inc.'s shares. In connection with the transaction, we reclassified the assets and liabilities of our Paper and Packaging & Newsprint segments to "Assets held for sale" and "Liabilities related to assets held for sale" on our Consolidated Balance Sheet and stopped depreciating and amortizing those assets. Accordingly, the balance sheet amounts shown throughout these footnotes reflect the assets and liabilities of our Building Materials Distribution and Wood Products segments, as well as some amounts related to our Corporate and Other segment. See Note 2, Sale of Our Paper and Packaging & Newsprint Assets, for more information.

Consolidation and Use of Estimates

        The consolidated financial statements include the accounts of Boise and its subsidiaries after elimination of intercompany balances and transactions. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of our accounting estimates include the assessment of the recoverability of long-lived assets; the assessment of goodwill and intangible assets; the valuation and recognition of share-based compensation; and the valuation and recognition of pension expense and liabilities. Actual results may differ from management's estimates.

Foreign Currency Translation

        The functional currency for our operations outside the United States is the U.S. dollar. Nonmonetary assets and liabilities and related depreciation and amortization for these foreign operations are remeasured into U.S. dollars using historical exchange rates. Monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the Consolidated Balance Sheet date. Revenue and expense items are remeasured into U.S. dollars using an average exchange rate prevailing during the year. The foreign exchange gains (losses) reported in the Consolidated Statements of Income resulted from the remeasurements into the U.S. dollar.

Revenue Recognition

        We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (f.o.b) shipping point. For sales transactions designated f.o.b destination, revenue is recorded when the product is delivered to the customer's delivery site. Fees for shipping and handling charged to customers for sales transactions are included in "Sales." Costs related to shipping and handling are included in "Materials, labor, and other operating expenses."

        We sell all of the newsprint we produce to AbitibiBowater Inc. (AbitibiBowater) at a price equal to the price AbitibiBowater's mills receive from customers, less associated expenses and a sales and marketing discount. In accordance with Emerging Issues Task Force (EITF) 01-09, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products), the discount is presumed to be a reduction of the selling price of the product and, therefore, is characterized as a reduction of revenue in our Consolidated Statements of Income (Loss).

Equity Compensation

        We account for our Management Equity Agreement (Equity Plan) under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Awards under our Equity Plan vest over periods up to five years. In 2007, 2006, and 2005, we recognized $3.1 million, $3.5 million, and $2.9 million of compensation expense. See Note 14, Redeemable Equity Units, for a discussion of the Equity Plan and the method we use to calculate compensation expense.

Research and Development Costs

        We expense research and development costs as incurred. For both the years ended December 31, 2007 and 2006, research and development expenses were $0.9 million. Research and development expenses were $1.1 million for the year ended December 31, 2005.

Advertising Costs

        We expense the cost of advertising as incurred. For the years ended December 31, 2007, 2006, and 2005, advertising expenses were $9.4 million, $10.7 million, and $9.2 million, respectively. These expenses are generally recorded in "Selling and distribution expenses."

Cash and Cash Equivalents

        Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. Cash equivalents totaled $0.1 million and $2.0 million at December 31, 2007 and 2006, respectively.

Trade Accounts Receivables and Allowance for Doubtful Accounts

        Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. The allowance for doubtful accounts is our best estimate of the losses we expect will result from the inability of our customers to make required payments. We generally determine the allowance based on a combination of actual historical write-off experience and an analysis of specific customer accounts. We periodically review our allowance for doubtful accounts, and adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. We may at times insure or arrange for guarantees on our receivables.

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

        We are exposed to risks such as changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. The fair values of derivative instruments are determined by third parties. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives' inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

Vendor and Customer Rebates and Allowances

        We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2007 and 2006, we had $2.2 million and $4.3 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

        We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. The rebates are recorded as a decrease in sales. At December 31, 2007 and 2006, we had $12.7 million and $23.9 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Inventory Valuation

        Inventories are valued at the lower of cost or market. Cost is based on the average or first-in, first-out (FIFO) method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include the costs of harvesting the timber.

        Inventories include the following:

	December 31
	2007	2006
	(thousands)
Finished goods and work in process	$266,033	$420,620
Logs	56,490	54,326
Other raw materials and supplies	19,492	165,880

	$342,015	$640,826

Property and Equipment

        Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2007, 2006, and 2005, we recognized $1.7 million, $0.5 million, and zero of capitalized interest. Effective January 1, 2007, we began expensing all repair and maintenance costs as incurred in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). In all periods presented, we used the straight-line method of depreciation.

        Additionally, after reviewing the estimated useful lives of some of our depreciable assets, we determined that some of our assets would be used for a shorter period of time than the depreciable lives previously assigned to them. As a result, we revised the depreciation estimates to reflect the remaining expected use of the assets. This change in estimate decreased net income approximately $11 million in 2007 and $12 million in 2006.

        Property and equipment consisted of the following asset classes and the following general range of estimated useful lives:

	Year Ended December 31
			General Range of Estimated Useful Lives in Years
	2007	2006
	(thousands)
Land and land improvements	$37,330	$72,539	10-20
Buildings and improvements	105,835	231,423	15-40
Machinery and equipment	258,333	1,338,894	3-20
Construction in progress	15,382	100,370	N/A

	416,880	1,743,226
Less accumulated depreciation	(103,763)	(280,911)	N/A

	$313,117	$1,462,315

Fiber Farms and Deposits

        The consolidated financial statements include our cottonwood fiber farm in our Paper segment and our eucalyptus plantation land in Brazil in our Wood Products segment. Our cottonwood fiber is a short-rotation fiber that has a growing cycle averaging six to eight years. The eucalyptus in Brazil has a growing cycle averaging 12 to 14 years.

        Costs for activities related to the establishment of a new crop of trees, including planting, thinning, fertilization, pest control, herbicide application, irrigation, and land lease costs, are capitalized, while costs for administration, insurance, and property taxes are expensed. The capitalized costs are accumulated by specifically identifiable farms or irrigation blocks. We charge capitalized costs, excluding land, to "Depreciation, amortization, and depletion" in the accompanying Consolidated Statements of Income at the time the fiber is harvested based on actual accumulated costs associated with fiber cut.

        We are a party to a number of long-term log and fiber supply agreements. At December 31, 2007, our total obligation for log and fiber purchases under contracts with third parties, was approximately $734.0 million. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. The obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals.

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

Goodwill

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We assess goodwill in the fourth quarter of each year using a fair-value-based approach. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2007 and 2006 and determined that there was no impairment.

Deferred Software Costs

        We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $2.8 million and $4.7 million of deferred software costs at December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, 2006, and 2005, amortization of deferred software costs totaled $1.2 million, $1.8 million, and $2.7 million, respectively.

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

Taxes Collected

        We account for taxes collected from customers and remitted to governmental authorities in accordance with EITF 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). We present taxes on a net basis in our Consolidated Statement of Income (Loss).

New and Recently Adopted Accounting Standards

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these standards on January 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on our consolidated financial statements. However, their impact will be limited to business combinations occurring on or after January 1, 2009.

        In January 2006, we adopted EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty. The consensus identifies circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. We adopted this standard effective January 2006, and it required us to report our inventory buy/sell transactions on a net basis in our Consolidated Statements of Income. Previously, in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and SAB No. 104, Revenue Recognition, we recorded sales and purchases related to our inventory buy/sell arrangements on a gross basis. This consensus had no impact on net income. Had this consensus previously been in effect, it would have reduced sales $76.1 million for the year ended December 31, 2005, and would have reduced "Materials, labor, and other operating expenses" by about the same amount. In accordance with the provisions of EITF 04-13, prior-period financial information has not been recast to conform with the current period's presentation.

Reclassifications

        Certain amounts in prior years' consolidated financial statements have been recast to conform with the current year's presentation.

2.    Sale of Our Paper and Packaging & Newsprint Assets

        In September 2007, in connection with the Aldabra transaction, we reclassified the assets and liabilities of our Paper and Packaging & Newsprint segments, as well as some of the assets and liabilities included in our Corporate and Other segment, to "Assets held for sale" and "Liabilities related to assets held for sale" on our Consolidated Balance Sheet and stopped depreciating and amortizing those assets. The year ended December 31, 2007, included approximately $41.8 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale. Of the $41.8 million of lower depreciation and amortization expense, $21.7 million related to our Paper segment, $19.1 million related to our Packaging & Newsprint segment, and $1.0 million related to our Corporate and Other segment. Based on the terms of the PSA and the carrying value of the assets held for sale, no impairment exists. The equity interest that we will own in Boise Inc. after the transaction represents a significant continuing involvement. As a result, the operating results of the Paper and Packaging & Newsprint segments will continue to be included in continuing operations in the Consolidated Statements of Income (Loss) through the date of the transaction. Subsequent to the transaction, we will account for this investment under the equity method of accounting.

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we did not recast the prior-period balance sheet for assets and liabilities held for sale to conform with the current-period presentation. The carrying amounts of the major classes of assets and liabilities classified as "Assets held for sale" and "Liabilities related to assets held for sale" on our December 31, 2007, Consolidated Balance Sheet were as follows:

December 31, 2007
(thousands)
Assets
Accounts receivable, net	$227,291
Inventories	324,679
Property and equipment, net	1,199,618
Fiber farms and deposits	17,843
Goodwill	42,218
Intangible assets, net	23,967
Other	17,423

Assets held for sale	$1,853,039

Liabilities
Accounts payable	$178,733
Accrued compensation and benefits	105,583
Other accrued liabilities	47,320

Liabilities related to assets held for sale	$331,636

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

        As a result of the merger transaction, FPH and OfficeMax were deemed to have used the loan repayment proceeds to make an additional investment in the equity of our company. OfficeMax, the sole holder of our Series A equity units, used approximately $34.8 million to make an additional investment in our Series A equity units. FPH and OfficeMax used an aggregate of $245.6 million to make an additional investment in our Series B equity units. After the purchase, FPH and OfficeMax continued to hold 80.1% and 19.9%, respectively, of our Series B equity units, and the number of equity units held remained the same.

4.    Transactions With Related Parties

Sales

        During each of the periods presented, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the years ended December 31, 2007, 2006, and 2005, sales to OfficeMax were $615.7 million, $575.9 million, and $562.3 million, respectively. These sales are included in "Sales, Related parties" in the Consolidated Statements of Income.

Costs and Expenses

        During the year ended December 31, 2005, we purchased $17.6 million of fiber from Boise Land & Timber Corp., a subsidiary of Timber Holdings. We purchased the fiber at prices that approximated market prices. The costs associated with these purchases are recorded as "Fiber costs from related parties" in the Consolidated Statements of Income. On February 4, 2005, Timber Holdings sold all of its timberlands.

Debt and Interest

        At December 31, 2005, we had a $270.9 million note payable to Boise Land & Timber Corp. In November 2006, we repaid the related-party note in full. For the years ended December 31, 2006 and 2005, interest expense in our Consolidated Statements of Income included $14.1 million and $18.9 million of related-party interest expense.

Equity Distributions

        The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of Boise and affiliates to pay income taxes. During the years ended December 31, 2007, 2006, and 2005, we paid FPH zero, $16.1 million, and $18.4 million. For the years ended December 31, 2006 and 2005, FPH in turn paid $14.2 million and $16.3 million to Madison Dearborn Partners (MDP), our equity sponsor, and $1.9 million and $2.1 million to management investors. During the years ended December 31, 2007, 2006, and 2005, we also paid $2.8 million, $3.2 million, and $4.7 million to OfficeMax. These payments represented cash paid to fund their tax obligations related to their investments in us.

        At the closing of the Forest Products Acquisition, MDP received a fee of $40 million. MDP may be paid additional fees from time to time in the future for providing management, consulting, or advisory services and will be reimbursed for all future expenses incurred in connection with its investment in us.

OfficeMax Indemnifications

        The asset purchase agreement entered into in connection with the purchase of OfficeMax's forest products and paper assets contains customary representations, warranties, and covenants,

including an obligation for OfficeMax to indemnify us for breaches relating to employee and environmental law matters which survives until October 29, 2009. We are also indemnified with respect to certain pre-Forest Products Acquisition liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities.

5.    Other (Income) Expense, Net

        "Other (income) expense, net" includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income are as follows:

	Year Ended December 31
	2007	2006	2005
	(thousands)
Changes in retiree healthcare programs (a)	$(4,367)	$(3,741)	$(9,900)
Sales of assets, net	(2,257)	3,639	585
Offering and project costs (b)	358	4,546	3,600
Other, net	573	1,645	123

	$(5,693)	$6,089	$(5,592)

(a)
2007, 2006, and 2005 included a $4.4 million, $3.7 million, and $9.9 million gain, respectively, for changes in our retiree healthcare programs. See Note 13, Retirement and Benefit Plans, for more information.

(b)
2007 and 2006 included special project costs, and 2005 included the write-off of costs incurred in connection with the canceled initial public offering.

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

	Year Ended December 31
	2007	2006	2005
	(thousands)
Rental expense	$25,913	$23,305	$17,089
Sublease rental income	5	—	70

        For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $22.0 million in 2008, $20.7 million in 2009, $19.0 million in 2010, $15.7 million in 2011, and $13.6 million in 2012, with total payments thereafter of $60.7 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

        Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately six years, with fixed payment terms similar to those in the original lease agreements.

Sale/Lease-Back Transactions

        In second quarter 2007, we sold our newly constructed building materials distribution center in Milton, Florida, for $10.1 million, net of related fees and expenses. The gain recognized on this sale was not material. The proceeds were used to make debt repayments. In connection with the sale, we leased back the facility over a 15-year lease term. The lease is accounted for as an operating lease. The minimum lease payment requirements related to the transaction are included in the minimum lease payments disclosed above.

        In third quarter 2006, we sold and leased back our Lakeville, Minnesota, and Rochelle, Illinois, building materials distribution facilities. We collected $11.0 million of sale proceeds, net of related fees and expenses, which we used to pay down our Tranche D term loan. In connection with the sale, we recorded a $1.5 million deferred gain in "Other long-term liabilities" on our Consolidated Balance Sheet, which we are recognizing as a reduction of lease expense over the life of the lease. The leases are accounted for as operating leases. The minimum lease payment requirements related to the transactions are included in the minimum lease payments disclosed above.

        In first quarter 2006, we sold our headquarters building in Boise, Idaho, for $27.2 million, net of related fees and expenses, and recognized a $1.7 million loss recorded in "Other (income) expense, net" in our Consolidated Statement of Income. The proceeds were used to pay down our Tranche D term loan. In connection with the sale, we leased back approximately 65% of the building over a staggered lease term of ten to 12 years. The lease is accounted for as an operating lease. The minimum lease payment requirements related to the transaction are included in the minimum lease payments disclosed above.

7.    Income Taxes

Tax Distributions

        The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes with respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of Boise and affiliates to pay these taxes. For the years ended December 31, 2007, 2006, and 2005, we made $2.8 million, $19.3 million, and $23.1 million of cash distributions, respectively, to permit our equity holders to pay these taxes. Both our senior credit facilities and the indenture governing our notes permit these distributions.

Income Tax (Provision) Benefit

        During the years ended December 31, 2007, 2006, and 2005, our effective tax rates for our separate subsidiaries that are taxed as corporations were 40.3%, 37.3%, and 42.0%. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income. At December 31, 2007 and 2006, we had $625,000 and $376,000, respectively, of deferred tax liability related to these subsidiaries recorded on our Consolidated Balance Sheets.

        For the year ended December 31, 2007, income tax expense was $8.0 million, compared with $3.6 million of expense in 2006 and $2.1 million of income tax benefit in 2005. During the year ended December 31, 2007, the increase primarily related to income tax expense related to our cash flow hedges and the true-up of miscellaneous state income tax items.

        At December 31, 2007 and 2006, our tax basis was $359.9 million and $271.3 million lower than the reported amount of net assets recorded on our Consolidated Balance Sheets, primarily due to accelerated depreciation recorded for tax purposes.

        Boise Building Solutions Manufacturing Holdings Corp., a wholly owned, fully consolidated operating entity, has an investment in foreign subsidiaries. At December 31, 2007 and 2006, the foreign subsidiaries had $26.8 million and $22.3 million, respectively, of deferred tax assets. The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance.

        In May 2005, we converted to a C corporation from a limited liability company. In December 2005, we rescinded our conversion to C corporation status. As a result of rescinding our C corporation status, we received $6.1 million of federal and state income tax refunds in 2006 and $0.1 million of state income tax refunds in 2007. In 2007, 2006, and 2005, we paid $3.3 million, $4.4 million, and $1.2 million of taxes, net of other refunds received.

FIN No. 48

        In January 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, and it did not have a significant impact on our financial position or results of operations. On January 1, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. We recognize interest and penalties on unrecognized tax benefits in "Income tax provision" in the Consolidated Statements of Income. For the years ended December 31, 2007 and 2006, we recognized an insignificant amount of interest and penalties.

        Boise Cascade Holdings, L.L.C., or one of our subsidiaries files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, Idaho, Louisiana, Oregon, Minnesota, Texas, and Washington. We are subject to tax examinations from October 29, 2004 (our inception) to present. In December 2007, the United States Internal Revenue Service notified us that they will audit the Boise Cascade Holdings, L.L.C., 2005 and 2006 tax years. Additionally, in third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006.

8.    Receivables

        We have a large, diversified customer base. A large portion of our uncoated free sheet and office paper sales volume is sold to OfficeMax. We market our newsprint through AbitibiBowater pursuant to an arrangement whereby AbitibiBowater purchases all of the newsprint we produce at a price equal to the price at which AbitibiBowater sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. Sales to OfficeMax and AbitibiBowater represent concentrations in the volumes of business transacted and concentrations of credit risk. At December 31, 2007, we had $36.0 million and $27.9 million of accounts receivable due from OfficeMax and AbitibiBowater, respectively. These amounts are related to our Paper and Packaging & Newsprint segments and are recorded in "Assets held for sale" on our Consolidated Balance Sheet. See Note 2, Sale of Our Paper and Packaging & Newsprint Assets, for more information. At December 31, 2006, we had $37.2 million and $30.1 million of accounts receivable due from OfficeMax and AbitibiBowater, respectively.

        A large portion of our receivables are used to secure our borrowings under the accounts receivable securitization program described in Note 11, Debt.

9.    Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2007 and 2006 and determined that there was no impairment.

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

        Changes in the carrying amount of our goodwill by segment are as follows:

	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(thousands)
Balance at December 31, 2005	$5,593	$6,577	$1,341	$1,590	$—	$15,101
Goodwill acquired during 2006 (a)	—	—	—	7,046	—	7,046
Purchase price adjustments during 2006	—	—	—	(301)	—	(301)

Balance at December 31, 2006	5,593	6,577	1,341	8,335	—	21,846

Purchase price adjustments during 2007 (b)	—	—	32,542	—	—	32,542
Goodwill reclassified to "Assets held for sale" (Note 2)	—	—	(33,883)	(8,335)	—	(42,218)

Balance at December 31, 2007	$5,593	$6,577	$—	$—	$—	$12,170

(a)
On February 1, 2006, we purchased the assets of Central Texas Corrugated (CTC) in Waco, Texas, for an aggregate purchase price of $43.8 million, including fees and expenses. In connection with the acquisition, we recorded a net $6.7 million of goodwill.

(b)
As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. Based on paper prices during the third anniversary period ended October 29, 2007, we paid OfficeMax $32.5 million. This payment increased goodwill in our Paper segment, which we recorded in "Assets held for sale" on our Consolidated Balance Sheet.

        At December 31, 2007, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademark assets have an indefinite life and are not amortized. Customer relationships are amortized over five years. In September 2007, we stopped amortizing the intangible assets related to the Paper and Packaging & Newsprint segments when the long-lived assets were classified as held for sale. Prior to entering into the Aldabra transaction in September 2007, intangible assets represented the values assigned to trade names and trademarks, customer relationships, noncompete agreements, and technology. The Central Texas Corrugated trade name was amortized over five years. The trade names and trademark assets acquired in the Forest Products Acquisition had an indefinite life and were not amortized. Customer relationships were amortized over five to ten years, noncompete agreements were amortized over four years, and technology was amortized over three to five years.

        Intangible assets consisted of the following:

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,332)	768

	$11,000	$(1,332)	$9,668

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$24,700	$(346)	$24,354
Customer relationships	13,400	(3,887)	9,513
Noncompete agreements	1,200	(281)	919
Technology	5,043	(2,322)	2,721

	$44,343	$(6,836)	$37,507

        Intangible asset amortization expense was $3.9 million, $4.0 million, and $2.6 million for the years ended December 31, 2007, 2006, and 2005. The estimated amortization expense is $0.4 million in both 2008 and 2009. We estimate no amortization expense after 2009.

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

        At December 31, 2007 and 2006, we had $0.8 million and $11.5 million of asset retirement obligations recorded in "Other, Other long-term liabilities," on our Consolidated Balance Sheets. At December 31, 2007, these liabilities related primarily to building lease exit costs and landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the years ended December 31, 2007 and 2006:

	December 31
	2007	2006
	(thousands)
Asset retirement obligation at beginning of year	$11,544	$11,484
Liabilities incurred	—	1,633
Accretion expense	926	1,020
Payments	(37)	(53)
Revisions in estimated cash flows	1,652	(2,540)
Asset retirement obligation reclassified to "Liabilities related to assets held for sale"	(13,303)	—

Asset retirement obligation at end of year	$782	$11,544

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

11.    Debt

        At December 31, 2007 and 2006, our short- and long-term debt were as follows:

	December 31
	2007	2006
	(thousands)
Revolving credit facility, due 2010	$—	$—
Tranche D term loan, due 2011	—	538,900
Tranche E term loan, due 2014	521,063	—
Senior unsecured floating-rate notes, due 2012	—	250,000
7.125% senior subordinated notes, due 2014	400,000	400,000
Delayed-draw term loan, due 2014	199,500	—
Borrowings secured by receivables	40,000	25,000
Current portion of long-term debt	(47,250)	—

Long-term debt, less current portion	1,113,313	1,213,900
Short-term borrowings	10,500	3,200
Current portion of long-term debt	47,250	—

Total debt	$1,171,063	$1,217,100

Senior Secured Credit Facilities

        On May 3, 2007, we amended and restated our senior secured credit facilities (the Facilities), which consisted of a $475.0 million revolving credit facility (due in 2010) and an $840.0 million Tranche D term loan (due in 2011). Our amended and restated Facilities consist of a $450.0 million revolving credit facility (due in 2010) and a $525.0 million Tranche E term loan (due in 2014). In connection with our amendment and restatement, we repaid all amounts outstanding under our Tranche D term loan. We also obtained a $200 million delayed-draw term loan (due in 2014) that we used to redeem the majority of our existing senior unsecured floating-rate notes (due in 2012) in October 2007.

        Our amended revolving credit facility agreement permits us to borrow up to $450.0 million for general corporate purposes. At December 31, 2007, we had no borrowings outstanding under our revolving credit facility; however, $32.3 million of letters of credit were considered a draw on the revolver, reducing our borrowing capacity to $417.7 million. Borrowings under our revolving credit facility are based on the prime rate, the federal funds effective rate, or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the ratio of our total indebtedness to our last four quarters of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The range of borrowing costs under the pricing grid is: (i) the higher of prime plus 0.50% to 1.25% or the federal funds effective rate plus 1.00% to 1.75% or (ii) LIBOR plus 1.50% to 2.25%. For the years ended December 31, 2007 and 2006, the average interest rates for our borrowings under the revolver were 5.7% and 6.0%. Letters of credit are subject to a 0.25% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under our revolving credit facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the revolver were zero and $10.5 million during the year ended December 31, 2007, and zero and $30.0 million during the year ended December 31, 2006. The weighted average amounts of borrowings outstanding under the revolver during the years ended December 31, 2007 and 2006, were $0.1 million and $0.8 million. The revolving credit facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the revolving credit facility. We also have a swingline option under the revolver, which allows us to borrow at negotiated rates up to an aggregate of $40.0 million from individual banks that are parties to the agreement. Swingline borrowings are considered borrowings under the revolving credit facility agreement.

        At December 31, 2007, $521.1 million was outstanding under the Tranche E term loan amended and restated credit facility (including $5.3 million of current portion), and our borrowing rate was 6.4%. At December 31, 2007, our average effective interest rate, including the effect of interest rate swaps, was 6.1%. Borrowings under the Tranche E term loan are based on (i) the higher of the prime rate plus 0.50% or the federal funds effective rate plus 1.00% or (ii) LIBOR plus 1.50%. We are required to make scheduled principal payments on the Tranche E term loan in the amount of $5.3 million in each of 2008 through 2012, $248.7 million in 2013, and $245.9 million in 2014.

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

Senior Notes and Delayed-Draw Term Loan

        In October 2004, Boise Cascade issued $250.0 million of senior unsecured floating-rate notes due in 2012 and $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. The senior unsecured floating-rate notes bear interest at a floating rate equal to LIBOR plus 2.9%.

        In October 2007, we redeemed the $250.0 million senior unsecured floating-rate notes primarily with the $200 million of borrowings under the delayed-draw term loan. The interest rate on the loan is the same as for the Tranche E term loan. We are required to make scheduled principal payments on the delayed-draw term loan in the amount of $2.0 million in each of 2008 through 2012, $95.3 million in 2013, and $94.2 million in 2014.

Borrowings Secured by Receivables

        In October 2005, our wholly owned subsidiary, Boise Cascade, and several of its subsidiaries, including Birch Creek Investments, L.L.C. (Birch Creek), entered into an accounts receivable securitization program with Bank of America National Association and Calyon New York Branch (the Investors). Under this three-year program, Boise Cascade sells its interest in a defined pool of accounts receivable generated by its domestic operations on a revolving basis to Birch Creek, a consolidated, wholly owned, special-purpose subsidiary. In turn, Birch Creek sells the receivables to the affiliates of the Investors. Because Boise Cascade has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing. At December 31, 2007 and 2006, we had $40.0 million and $25.0 million outstanding under our accounts receivable securitization program. The receivables outstanding are recorded in either "Receivables" or "Assets held for sale" on our Consolidated Balance Sheets, as appropriate. The corresponding debt for these receivables is included in "Current portion of long-term debt" and Long-term debt" on our 2007 and 2006 Balance Sheets, respectively. We record the financing costs associated with the program in "Interest expense" in our Consolidated Statements of Income. The cost of funds under this program varies based on changes in interest rates. At December 31, 2007 and 2006, the interest rates for borrowings secured by receivables were 5.1% and 5.6%.

        Under the accounts receivable securitization program, the maximum borrowing amount is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables and, at December 31, 2007, could not exceed $229.2 million. The accounts receivable securitization program contains financial covenants requiring us to maintain a minimum interest coverage ratio and a specified maximum leverage ratio.

Other

        We have other outstanding letters of credit that are used for trade purchases. At December 31, 2007 and 2006, we had zero and $0.1 million, respectively, of these other outstanding letters of credit. These letters of credit do not reduce our borrowing capacity under our amended revolving credit facility.

        At December 31, 2007 and 2006, we had $23.1 million and $31.5 million of costs recorded in "Deferred financing costs" on our Consolidated Balance Sheets. In connection with the May 2007 amendment and restatement of our Facilities, we capitalized $2.6 million of financing costs and wrote off approximately $1.8 million of deferred financing costs. In fourth quarter 2007, in connection with the repayment of the $250 million senior unsecured floating-rate notes, we wrote off $4.5 million of related deferred financing costs. We recorded the charges in "Interest expense" in our Consolidated Statement of Income for the year ended December 31, 2007.

        We have entered into economic hedges to hedge cash flow risk related to $500 million of variable-rate debt exposure through 2008 and $250 million of exposure through 2009. At December 31, 2007 and 2006, our average effective interest rates, including the effect of our interest rate swaps, on all of our long-term debt (less current portion) were 6.5% and 7.1%.

        For the years ended December 31, 2007, 2006, and 2005, cash payments for interest, net of interest capitalized, were $96.1 million, $95.1 million, and $95.5 million, respectively.

        For additional information on our interest rate swaps, see Note 12, Financial Instruments.

12.    Financial Instruments

        We are exposed to risks such as changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions. For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives' inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items. The ineffective portion of hedging transactions is recognized in income (loss).

        In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. The fair value of these instruments is determined by third parties. Changes in the fair value of derivatives are recorded in either "Net income (loss)" or "Other comprehensive income," as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in "Other comprehensive income" in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income

(loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

        Our debt is predominantly variable-rate. We manage interest rate risk on our variable-rate debt by entering into interest rate swaps. At December 31, 2007, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $13.3 million less than the amount reported on our Consolidated Balance Sheet.

        At December 31, 2007, we had four interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. The swaps effectively hedge $500 million of our variable-rate debt exposure through 2008 and $250 million of exposure through 2009. At December 31, 2007, these interest rate swaps are considered economic hedges; and accordingly, we recognized $4.6 million of expense related to changes in the fair value of these instruments in "Change in fair value of interest rate swaps" in our Consolidated Statement of Income. During 2007, in connection with the repayment of some of our variable-rate debt, these swaps were de-designated as cash flow hedges and approximately $8.4 million of income related to the change in the fair value of the interest rate swaps was reclassified out of "Accumulated other comprehensive income."

        At December 31, 2007, we had $0.1 million recorded in "Accumulated other comprehensive income" related to unamortized swap gains and losses, which we expect to reclassify to interest expense in 2008.

Energy Risk

        We enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of December 31, 2007, we had entered into derivative instruments related to approximately 23% of our forecasted natural gas purchases through March 2008, 3% of our forecasted natural gas purchases from July 2008 through October 2008, and 2% of our forecasted natural gas purchases from November 2008 through March 2009. We have elected to account for these instruments as economic hedges and record the changes in fair value in "Materials, labor, and other operating expenses" in our Consolidated Statements of Income.

Foreign Currency Risk

        At December 31, 2007, we had no foreign currency hedges.

13.    Retirement and Benefit Plans

Retirement and Benefit Plans

        Our retirement plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, deferred compensation plans, and postretirement healthcare benefit plans.

        Some of our employees are covered by noncontributory defined benefit pension plans. The salaried defined benefit pension plan is available only to employees who were formerly employed by OfficeMax before November 2003. The pension benefit for salaried employees is based primarily on the employees' years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. We use a December 31 measurement date for our pension plans.

        We also sponsor contributory defined contribution savings plans for most of our salaried and hourly employees. For the years ended December 31, 2007, 2006, and 2005, company matching contributions to the plans were $15.3 million, $14.7 million, and $13.6 million, respectively. Employees that are not eligible to participate in our defined benefit pension plans are eligible for additional discretionary company matching contributions based on a percentage approved by the company each plan year. For the years ended December 31, 2007, 2006, and 2005, we made $0.5 million, $0.2 million, and $0.02 million of discretionary contributions.

        We sponsor a deferred compensation plan, in which our key managers and nonaffiliated directors may irrevocably elect to defer a portion of their base salary and bonus or director's fees until termination of employment or beyond. A participant's account is credited with imputed interest at a rate equal to 130% of Moody's composite average of yields on corporate bonds. In addition, participants other than directors may elect to receive their company matching contributions in our deferred compensation plan in lieu of any matching contribution in our savings plan. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. The total participant deferrals were $2.9 million, $3.1 million, and $1.7 million for the years ended December 31, 2007, 2006, and 2005. For the years ended December 31, 2007, 2006, and 2005, we recognized $0.6 million, $0.3 million, and $0.1 million of interest expense related to the plan. At December 31, 2007 and 2006, we had $9.8 million and $5.9 million of liabilities related to the plans recorded on our Consolidated Balance Sheets.

        We also have postretirement healthcare benefit plans. The type of retiree healthcare benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of our postretirement healthcare plans are unfunded. In 2007, 2006, and 2005, we communicated to our employees changes to our retiree healthcare programs. We discontinued healthcare coverage for most of our post-65 retirees. In addition, we eliminated the company subsidy for some of our pre-65 hourly retirees. This change shifts retiree medical costs to the plan participants. As a result of this change, we recorded a $4.4 million, $3.7 million, and $9.9 million gain in our Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005. We use a December 31 measurement date for our postretirement benefit plans.

Obligations and Funded Status

        In December 2006, we adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R), which required us to recognize the funded status of our pension and other postretirement benefit plans on our Consolidated Balance Sheets. It also required us to recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of other comprehensive income, net of tax, in our Consolidated Statement of Capital. See the Consolidated Statement of Capital and Note 15, Capital, for the adjustments recorded to other comprehensive income as a result of applying this statement. Retrospective application was not permitted. The following table shows the effect of adopting SFAS No. 158 on the line items included on our Consolidated Balance Sheet at December 31, 2006:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(thousands)
Other assets	$29,173	$(783)	$28,390
Total assets	2,705,980	(783)	2,705,197
Other, Compensation and benefits	149,780	(38,104)	111,676
Total liabilities	1,904,457	(38,104)	1,866,353
Series B equity units	687,667	37,321	724,988
Capital	777,612	37,321	814,933

        The following table, which includes only company-sponsored plans, reconciles the beginning and ending balances of our benefit obligation. It also shows the fair value of plan assets and aggregate funded status of our plans. The funded status changes from year to year based on the investment return from plan assets, contributions, and benefit payments and the discount rate used to measure the liability.

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$651,181	$607,284	$7,647	$10,980
Service cost	23,179	24,931	76	213
Interest cost	38,294	33,866	239	378
Amendments	7,472	2,881	—	—
Actuarial gain	(35,745)	(10,122)	(582)	(96)
Closure and curtailment (gain) loss	(181)	1,050	(4,300)	(3,694)
Benefits paid	(12,067)	(8,709)	(270)	(134)

Benefit obligation at end of year	$672,133	$651,181	$2,810	$7,647

Change in plan assets
Fair value of plan assets at beginning of year	$555,396	$480,958	$—	$—
Actual return on plan assets	41,629	62,819	—	—
Employer contributions	255	20,328	—	—
Benefits paid	(12,067)	(8,709)	—	—

Fair value of plan assets at end of year	$585,213	$555,396	$—	$—

Funded status	$(86,920)	$(95,785)	$(2,810)	$(7,647)

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $529.5 million, $466.0 million, and $438.0 million, respectively, as of December 31, 2007, compared with $571.7 million, $504.1 million, and $472.7 million, respectively, as of December 31, 2006.

        The following table shows the amounts recognized on our Consolidated Balance Sheets:

	Pension Benefits		Other Benefits
	2007 (a)	2006	2007 (a)	2006
	(thousands)
Noncurrent assets	$—	$3,229	$—	$—
Liabilities related to assets held for sale	(45,981)	—	(2,644)	—
Current liabilities	(110)	(168)	(15)	(712)
Noncurrent liabilities	(40,829)	(98,846)	(151)	(6,935)

Net amount recognized	$(86,920)	$(95,785)	$(2,810)	$(7,647)

(a)
Pension and other postretirement benefit amounts related to the sale of our Paper and Packaging & Newsprint segments and most of our Corporate and Other segment are recorded in "Liabilities related to assets held for sale" on our Consolidated Balance Sheet. See Note 2, Sale of Our Paper and Packaging & Newsprint Assets, for more information.

Components of Net Periodic Benefit Cost

        The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
	(thousands)
Service cost	$23,179	$24,931	$25,451	$76	$213	$665
Interest cost	38,294	33,866	30,813	239	378	1,213
Expected return on plan assets	(38,386)	(34,221)	(30,338)	—	—	—
Recognized actuarial loss	520	277	374	(34)	—	—
Amortization of prior service costs and other	1,190	597	—	—	—	—
Plan settlement/curtailment expense	(181)	904	—	—	—	—

Company-sponsored plans	24,616	26,354	26,300	281	591	1,878
Multiemployer pension plans	469	502	503	—	—	—

Net periodic benefit cost	$25,085	$26,856	$26,803	$281	$591	$1,878

Assumptions

        The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefit obligations:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Weighted average assumptions as of December 31
Discount rate	6.40%	5.90%	5.50%	5.75%
Rate of compensation increase	4.25%	4.25%	—	—

        The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Weighted average assumptions as of the last day in the presented period
Discount rate	5.90%	5.60%	5.75%	5.75%	5.40%	5.50%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	—	—	—
Rate of compensation increases	4.25%	4.25%	4.25%	—	—	—

        Discount Rate Assumption.    In all years presented, the discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The plan's projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

        Asset Return Assumption.    We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes in which we invest. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights we assign each asset class are based on our investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2008 net periodic benefit cost is 7.25%.

        Rate of Compensation Increases.    This assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation.

        The following table presents our assumed healthcare cost trend rates at December 31, 2007 and 2006.

	2007	2006
Weighted average assumptions as of December 31
Healthcare cost trend rate assumed for next year	9.50%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2008

        Assumed healthcare cost trend rates have an affect on the amounts reported for the healthcare plans. At December 31, 2007, a one-percentage-point change in our assumed healthcare cost trend rates would not significantly affect our total service or interest costs or our postretirement benefit obligation.

Plan Assets

        Our pension plan asset allocations by asset category at December 31, 2007 and 2006, are as follows:

	Plan Assets at December 31
Asset Category
	2007	2006
U.S. equity securities	52%	49%
International equity securities	16%	17%
Fixed-income securities	32%	34%

	100%	100%

        Our Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. We currently invest primarily in U.S. equity securities, international equity securities, and fixed-income securities. We use benefit payments and sponsor contributions as our primary rebalancing mechanisms to maintain our asset class exposures within the guideline ranges established under the investment policy.

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

Cash Flows

        In connection with the Forest Products Acquisition, OfficeMax transferred sufficient assets to fund Boise's accumulated benefit obligation at a 6.25% discount rate, and as a result, we were not required to make any pension plan contributions during 2007, 2006, or 2005. For the years ended December 31, 2007, 2006, and 2005, we made cash contributions and certain benefit payments to our pension and other postretirement benefit plans totaling $1.1 million, $20.7 million, and $11.1 million. In 2008, we are required to make a $9.0 million minimum contribution to our pension plans. In February 2008, we made a $20 million contribution.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Qualified pension benefit payments are paid from plan assets, while nonqualified pension and other benefit payments are paid by the company.

	Pension Benefits	Other Benefits
	(thousands)
2008	$17,404	$655
2009	21,924	703
2010	26,423	421
2011	30,817	305
2012	35,940	235
Years 2013-2017	252,082	562

14.  Redeemable Equity Units

Management Equity Agreement

        In April 2006 and December 2004, key managers of Boise purchased, pursuant to the terms of a Management Equity Agreement (Equity Plan), 0.3 million and 18.6 million equity units in FPH at $2.00 and $1.00 per unit, respectively, which was approximately equal to the estimated fair value on the date of purchase. Those who purchased FPH's Series B equity units in April 2006 and December 2004 received grants of 5.3 million and 35.6 million, respectively, of FPH's Series C equity units (profit interests) that represent the right to participate in profits after capital is returned to the holders of FPH's Series B equity units. FPH's Series C equity units participate in equity value appreciation above a specified level. In addition, in April 2006, FPH issued 2.6 million 2006 Series C equity units of FPH to two other key managers and our four nonaffiliated directors for no consideration. During 2007, no purchases or grants were made under the Equity Plan. We account for awards granted under the Equity Plan in our consolidated financial statements in accordance with SFAS No. 123(R).

        FPH's Series B and Series C equity units held by management are redeemable at FPH's option upon termination of the management investor's employment and at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. Our senior secured credit agreement limits the amount of redemptions to $10 million in any year. Except in the event of death or disability, we believe that the redemption of these units is within our control due to the interlocking boards of FPH and Boise and because FPH was organized solely for the purpose of establishing Boise to acquire the forest products and paper assets of OfficeMax. Repurchases under the Equity Plan have been funded by mirror-image redemptions of B units/shares and C units/shares held by FPH in its subsidiaries. Because the redemption of FPH's Series B and Series C equity units and the expected parallel redemptions of our Series B and Series C equity units are a contingent event outside the employee's control, we account for the units using equity plan accounting in accordance with FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. However, because FPH units are subject to mandatory redemption in an event that is outside of our control (death or disability), we are required to classify these units outside of permanent equity on our Consolidated Balance Sheets at grant-date fair value. Accordingly, at December 31, 2007 and 2006, we had $26.5 million and $23.9 million recorded in "Redeemable equity units" on our Consolidated Balance Sheet.

        As part of the Aldabra transaction, we expect approximately 75 participants in our Equity Plan to terminate employment with us. These employees collectively hold 6.7 million Series B and 16.1 million Series C units. Under the terms of the Equity Plan, participants whose employment is terminated as a result of the Aldabra transaction are allowed to "put" their equity units to FPH and require FPH to repurchase vested Series B and C equity units at fair value. By analogy to EITF 96-05, Recognition of Liabilities for Contractual Termination Benefits or Changing Benefit Plan Assumptions in Anticipation of a Business Combination, the carrying value of management's investment should not be adjusted to redemption value until the sale of the Paper and Packaging & Newsprint assets is completed.

Vesting

        Generally, the appreciation in the value of FPH's Series B equity units issued under the Equity Plan and 50% of its Series C equity units (service condition-vesting units) vest 20% each year on December 31, 2005 through 2009. The other 50% of the Series C equity units (market condition-vesting units) generally vest at the end of 2009 if specific criteria tied to internal rates of return are met. Upon either the sale of the company as defined in the Equity Plan or an initial public offering, vesting is accelerated for all management investors. For management investors whose employment is terminated as a result of a sale of a division (such as the proposed sale of the Paper and Packaging & Newsprint segments), the investor's Series B equity units and service condition-vesting Series C equity units will vest on a pro rata basis from December 31, 2004, through the date of termination. The investor's market condition-vesting Series C equity units will also vest on a pro rata basis as if the units were service condition-vesting. Other events may accelerate vesting for specifically affected management investors, but none of these events are within the control of the investor. The vesting schedules are shortened for those investors who were at least 60 years old as of the grant date, so that the units fully vest by December 31 of the year in which the investor reaches age 65 and at least two vesting periods have been met. Vesting does not trigger a right or obligation on the part of FPH or us to repurchase equity units held by management investors.

Compensation Expense

        We did not recognize compensation expense on the date of grant for the Series B equity units because the fair value of the units issued by FPH was equal to or less than the amount each employee was required to pay. The Series C equity units are accounted for as restricted stock. We accrue compensation expense for the Series C equity units based on the fair value on the date of the grant as described below. Compensation expense is recognized ratably over the vesting period for the Series C equity units that vest over time and ratably over the award period for the units that vest based on internal rates of return. During the years ended December 31, 2007, 2006, and 2005, we recognized $3.1 million, $3.5 million, and $2.9 million of compensation expense. Most of these costs were recorded in "General and administrative expenses" in our Consolidated Statements of Income.

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

        SFAS No. 123(R) requires different valuation calculations for equity grants that have a service condition and equity grants that have a market condition. The 50% of the Series C equity units that vest over time are "service condition" awards. Under the requirements of SFAS No. 123(R), the fair value of these awards is measured assuming that all conditions have been met, or as if they were fully vested on the grant date. Compensation expense is recognized over the vesting period and adjusted if the service condition is not met. We determined the average fair value on the date of grant of the Series C equity units granted in 2006 and 2004 that vest over time to be approximately $0.11 and $0.46 per unit, respectively. We made no grants in 2007 or 2005.

        The 50% of Series C equity units that vest based on internal rates of return are "market condition" grants under the requirements of SFAS No. 123(R). The standard requires that the valuation of market condition awards considers the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the internal rate of return represents a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS No. 123(R) for an award regardless of when, if ever, the market condition is satisfied. We determined the average fair value on the date of grant of the Series C equity units granted in 2006 and 2004 that generally vest based on internal rates of return to be approximately $0.08 and $0.24 per unit, respectively. We made no grants in 2007 or 2005.

Activity of Redeemable Equity Units

        The following summarizes the activity of our outstanding service and market condition equity units awarded under the Equity Plan as of December 31, 2007, 2006, and 2005, and changes during the years ended December 31, 2007 and 2006:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units
Outstanding Units	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)
Outstanding at December 31, 2005 (a) (c)	17,297	$0.55	16,087	$0.46	16,087	$0.24

Granted	335	2.00	3,950	0.11	3,950	0.08
Repurchased	(524)	1.00	(37)	0.46	—	—
Forfeited	—	—	(212)	0.46	(249)	0.15

Outstanding at December 31, 2006 (a)	17,108	1.02	19,788	0.39	19,788	0.21

Granted	—	—	—	—	—	—
Repurchased	(486)	1.00	(118)	0.46	—	—
Forfeited	—	—	(123)	0.46	(266)	0.15

Outstanding at December 31, 2007 (a) (b)	16,622	1.02	19,547	0.39	19,522	0.21

(a)
Outstanding units include both vested and nonvested units, as units outstanding are only reduced through repurchase of units by us or through forfeiture of units by employees.

(b)
The weighted average remaining contractual term is approximately 1.4 years.

(c)
In 2005, the weighted average grant-date fair value at FPH was $1.00, with 55% included in Boise and 45% included in Timber Holdings. In 2006, after Timber Holdings merged with and into us (see Note 3, Merger With Boise Land & Timber Holdings Corp.), 100% of the grant-date fair value at FPH was recorded on our Consolidated Balance Sheet.

        In the event that a management investor's employment with us is terminated, FPH holds an option, pursuant to agreements between it and the management investors, to reacquire its equity units held by departing investors at prices provided for in such agreements. During 2007, 2006, and 2005, FPH voluntarily redeemed the Series B and Series C equity units of departing management investors. Except for the event of a sale of a division, we do not currently expect to redeem immature equity units (units for which the investor has not been subject to the risks and rewards of ownership for at least six months after vesting occurs).

        In 2006, after Timber Holdings merged with Boise, 100% of FPH's equity unit redemptions were funded by redemption by Boise of an identical number of redeemable Series B equity units or redeemable Series C equity units. Prior to the merger, redemptions were funded by redemption by

Boise of an identical number of redeemable Series B equity units or redeemable Series C equity units, as the case may be, from FPH for a consideration equal to 55% of the amount paid by FPH to reacquire its equity units from the departing management investors. A parallel redemption of redeemable Series B shares and redeemable Series C shares was made by Timber Holdings to provide the balance of the funds required by FPH for the redemption of its equity units. The redemption by Timber Holdings of its shares held by FPH was in turn funded by an advance by Boise under the intercompany note between it and Timber Corp. During 2007, 2006, and 2005, Boise redeemed 485,486; 523,735; and 1,346,775 redeemable Series B equity units and 118,487; 37,163; and 360 redeemable Series C equity units. The total cash paid by Boise during 2007, 2006, and 2005 for parallel redemptions of redeemable Series B and Series C shares by FPH was $1.0 million, $0.7 million, and $1.4 million. These amounts included advances made to Timber Holdings and consisted of $1.0 million, $0.5 million, and $0.8 million for Boise and zero, $0.2 million, and $0.6 million for Timber Holdings.

        The following summarizes the activity of our nonvested service and market condition equity units awarded under the Equity Plan as of December 31, 2007, 2006, and 2005, and changes during the years ended December 31, 2007 and 2006:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units
Nonvested Units	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)
Nonvested at December 31, 2005	13,286	$0.55	12,134	$0.46	16,087	$0.24

Granted	335	2.00	3,950	0.11	3,950	0.08
Repurchased	(524)	1.00	(37)	0.46	—	—
Vested	(3,963)	1.03	(5,606)	0.35	(56)	0.41
Forfeited	—	—	(212)	0.46	(249)	0.15

Nonvested at December 31, 2006	9,134	1.02	10,229	0.38	19,732	0.21

Granted	—	—	—	—	—	—
Repurchased	(486)	1.00	(118)	0.46	—	—
Vested	(3,670)	1.02	(4,615)	0.40	(5,991)	0.39
Forfeited	—	—	(123)	0.46	(266)	0.15

Nonvested at December 31, 2007	4,978	1.03	5,373	0.37	13,475	0.13

        At December 31, 2007, we had approximately $2.7 million of total unrecognized compensation cost related to the nonvested Series C redeemable equity units granted under the Equity Plan. The cost is expected to be recognized generally over a weighted average period of 2.0 years. In 2007, we recognized $3.1 million of compensation expense, of which $1.8 million related to the grant-date fair value of service condition awards vested through 2007 and $1.2 million related to the market condition awards that generally vest on December 31, 2009. In addition, per SFAS No. 123(R), we recognized approximately $0.1 million of compensation expense related to nonrefundable tax distributions paid to management investors in connection with their investments in us that we estimate will not vest.

15.  Capital

        Excluding the Series B and Series C redeemable equity units included in "Redeemable equity units" on our Consolidated Balance Sheets at December 31, 2007 and 2006, Boise was capitalized with $965.4 million and $814.9 million of equity capital allocated among three series of equity units as follows:

	Units Outstanding		Amount
Equity Units
	2007	2006	2007	2006
	(thousands)
Series A	66,000	66,000	$78,463	$78,290
Series B	530,357	530,357	876,693	724,988
Series C	—	—	10,268	11,655

        At December 31, 2007 and 2006, OfficeMax owned all of the Series A equity units. FPH and OfficeMax owned 421 million and 109 million Series B equity units at December 31, 2007, reflecting $697 million and $180 million of equity, respectively. FPH and OfficeMax owned 421 million and 109 million Series B equity units at December 31, 2006, reflecting $576 million and $149 million of equity, respectively.

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

        Series A Equity Units.    The Series A equity units have no voting rights. They accrue dividends daily at a rate of 8% per annum, compounded semi-annually, on the holder's capital contributions and accumulated dividends (net of any distributions previously received by such holder). Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2007 and 2006, $12.9 million and $7.2 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Series A equity units participate in distributions as described below. Other than through accrual and receipt of dividends, the Series A equity units do not participate in the earnings of the company.

        Series B Equity Units.    The Series B equity units entitle each holder to one vote on matters to be voted on by the members of Boise. The Series B equity units participate in distributions as described below.

        Series C Equity Units.    The Series C equity units have no voting rights. Series C equity units were issued to FPH in 2004 (the 2004 Series C units) and 2006 (the 2006 Series C units) without capital contributions in accordance with the arrangements described in Note 14, Redeemable Equity Units. The 2004 Series C units have no right to participate in earnings of the company until distributions to the holders of the Series A equity units equal the original capital invested in such units plus accumulated and accrued dividends and distributions to the holders of Series B equity units equal the amount originally invested in them. The 2006 Series C units have no right to participate in the earnings of the company until the total amount distributed to Series B units is equal to or greater than $2.00 per unit. When the relevant threshold for distributions to Series C units has been met, they participate as outlined below. At December 31, 2007 and 2006, we had $10.3 million and $11.7 million of accrued profit interests recorded on our Consolidated Balance Sheets.

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

        In addition, Boise's Operating Agreement provides for tax distributions to be made annually (or quarterly at the discretion of the board of directors) to the holders of its equity units of all classes in an amount equal to the estimated combined federal and state income taxes incurred by such holders on their allocable share of the taxable income of Boise for such period (see Note 7, Income Taxes). Tax distributions are not considered in determining the allocation of other distributions.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) includes the following:

			Unfunded Accumulated Benefit Obligation
	Cash Flow Hedges	Minimum Pension Liability Adjustment	Actuarial Gain (a)	Prior Service Cost (a)	Accumulated Other Comprehensive Income
	(thousands)
Balance at December 31, 2005, net of taxes	$13,530	$(58)	$—	$—	$13,472

Current-period changes, before taxes	(21,944)	58	43,890	(6,627)	15,377
Reclassifications to earnings, before taxes	10,793	—	—	—	10,793
Income taxes	824	—	—	—	824

Balance at December 31, 2006, net of taxes	3,203	—	43,890	(6,627)	40,466

Current-period changes, before taxes	1,527	—	39,503	(7,473)	33,557
Reclassifications to earnings, before taxes	(8,511)	—	485	1,190	(6,836)
Income taxes	3,914	—	—	—	3,914

Balance at December 31, 2007, net of taxes	$133	$—	$83,878	$(12,910)	$71,101

(a)
For all of our qualified pension plans, the actuarial gain recorded as "Unfunded accumulated benefit obligation" in our Consolidated Statement of Capital is within the gain/loss corridor (is less than 10% of the projected benefit obligation and 10% of the market-related value of plan assets). As a result, we do not expect to amortize any amounts of accumulated other comprehensive income (loss) as a reduction of pension expense in 2008 for these plans. We will, however, recognize $0.5 million of the actuarial gain and $1.5 million of prior service cost related to our qualified and nonqualified plans as an increase in 2008 pension expense.

Securityholders Agreement

        In connection with the Forest Products Acquisition, we entered into a Securityholders Agreement with OfficeMax. This agreement describes the rights and responsibilities regarding OfficeMax's equity ownership in Boise Cascade Holdings, L.L.C. Specifically, under the agreement, OfficeMax has the right to appoint one director to our board of directors. The agreement also requires that OfficeMax obtain our consent before transferring its equity interest in our company. The agreement grants "tag-along" rights, which entitle OfficeMax to participate in sales of equity interests to third parties. In addition, the agreement grants "drag-along" rights, which entitle OfficeMax to require the other equity holders to participate in sales of all or substantially all of the equity interests in our company. If we propose to issue additional equity securities, we will generally be required to offer OfficeMax a pro rata portion of the securities issued in such a transaction. The agreement will terminate in a liquidation or dissolution of the company, in an initial public offering, or in a sale of all or substantially all of the company's stock or assets.

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

        Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in new residential and light commercial construction and in residential repair and remodeling. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our own wholesale building materials distribution outlets. During 2007, approximately 43% of the wood products we manufactured, including approximately 62% of our EWP, were sold to our Building Materials Distribution segment.

        Our Paper segment manufactures and sells uncoated free sheet (including cut-size office papers, commercial printing paper, envelope papers, and a wide range of premium and specialty papers), market pulp, and corrugating medium (a component of containerboard). Many of our paper products are commodity products, while others have specialized features that make these products premium and specialty grades. Our premium grades include 100% recycled and colored cut-size office papers, and our specialty grades include custom-developed papers for such uses as label and release and flexible food packaging. We ship to customers both directly from our mills and through distribution centers. In 2007, approximately 44% of our uncoated free sheet paper sales volume, including about 78% of our office papers sales volume, was sold to OfficeMax.

        Our Packaging & Newsprint segment manufactures and sells containerboard (linerboard) and newsprint at our mill in DeRidder, Louisiana. We also operate five corrugated container plants in the Northwest and a sheet feeder plant in Texas. Our corrugated containers are used primarily in the packaging of fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Our Texas plant, known as Central Texas Corrugated, or CTC, produces corrugated sheets that are sold to sheet plants in the Southwest region, where they are converted into corrugated containers for a variety of customers. Our containerboard and corrugated products are sold by our own sales personnel and by brokers.

        We market our newsprint through AbitibiBowater pursuant to an arrangement whereby AbitibiBowater purchases all of the newsprint we produce at a price equal to the price at which AbitibiBowater sells newsprint produced at its mills located in the southern United States, less associated expenses and a sales and marketing discount. The newsprint price is verified through a third-party review. Either party has a one-time option to terminate the agreement on December 31, 2008, by giving notice of termination on or before April 30, 2008.

        Our Corporate and Other segment primarily includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. This segment also includes transportation assets such as rail cars and trucks that we use to transport our products from our manufacturing sites. Rail cars and trucks are generally leased. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. During the years ended December 31, 2007, 2006, and 2005, segment sales related primarily to our rail and truck transportation businesses and were $58.9 million, $60.7 million, and $70.0 million, respectively.

        The segments' profits and losses are measured on operating profits before change in fair value of interest rate swaps, interest expense, and interest income. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

        The segments follow the accounting principles described in Note 1, Summary of Significant Accounting Policies.

        Sales to OfficeMax were $615.7 million, $575.9 million, and $562.3 million in 2007, 2006, and 2005, representing 11%, 10%, and 10% of total sales, respectively. No other single customer accounted for 10% or more of consolidated trade sales or of total sales. Export sales to foreign unaffiliated customers were $237.8 million, $199.3 million, and $217.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        The following table summarizes the origin of our net sales and details of our long-lived assets by geography:

	Year Ended December 31
	2007	2006	2005
	(millions)
Net sales
United States	$5,389.0	$5,730.7	$5,847.9
Foreign	24.5	49.2	59.5

	$5,413.5	$5,779.9	$5,907.4

Long-lived assets
United States	$344.4	$1,573.8	$1,630.8
Foreign	49.0	48.2	47.4

	$393.4	$1,622.0	$1,678.2

        Segment sales to external customers by product line are as follows:

	Year Ended December 31
	2007	2006	2005
	(millions)
Building Materials Distribution
Structural panels	$375.9	$470.1	$674.9
Engineered wood products	375.5	461.0	483.7
Lumber	612.1	726.4	804.7
Particleboard	20.6	26.1	21.2
Building supplies and other	1,179.5	1,266.5	1,067.0

	2,563.6	2,950.1	3,051.5

Wood Products
Plywood and veneer	263.1	282.8	364.9
Engineered wood products	169.4	222.8	237.0
Lumber	101.2	111.8	126.0
Particleboard	48.9	51.4	44.3
Other	15.0	17.7	34.8

	597.6	686.5	807.0

Paper
Uncoated free sheet	1,392.1	1,319.9	1,151.8
Containerboard (medium)	1.5	0.7	10.1
Market pulp and other	139.3	118.5	213.2

	1,532.9	1,439.1	1,375.1

Packaging & Newsprint
Containerboard (linerboard)	104.3	107.4	179.7
Newsprint	217.1	230.4	210.1
Corrugated containers and sheets	364.5	342.3	250.3
Other	19.2	9.4	10.3

	705.1	689.5	650.4

Corporate and Other	14.3	14.7	23.4

	$5,413.5	$5,779.9	$5,907.4

        An analysis of our operations by segment is as follows:

	Sales
	Trade	Related Parties	Inter- segment	Total		Income (Loss) Before Taxes		Depre- ciation, Amorti- zation, and Depletion		EBITDA (k)		Capital Expendi- tures	Assets
	(millions)
Year Ended December 31, 2007
Building Materials Distribution	$2,563.6	$—	$0.4	$2,564.0		$51.8		$7.4		$59.2		$18.1	$374.9
Wood Products	597.6	—	412.6	1,010.2		23.6		30.0		53.7		23.5	463.5
Paper	917.2	615.7	63.3	1,596.2		132.3	(a)	45.0	(a)	177.3		103.4	1,269.8
Packaging & Newsprint	705.1	—	78.0	783.1	(e)	40.1	(a)	37.7	(a)	77.8		38.2	579.0
Corporate and Other	14.3	—	44.6	58.9		(23.1	) (a)(b)	3.8	(a)	(19.4	) (b)	4.8	168.4

	4,797.8	615.7	598.9	6,012.4		224.7		123.9		348.6		188.0	2,855.6

Intersegment eliminations	—	—	(598.9)	(598.9)		—		—		—		—	(81.4)
Change in fair value of interest rate swaps	—	—	—	—		3.7	(c)	—		—		—	—
Interest expense	—	—	—	—		(96.8	) (d)	—		—		—	—
Interest income	—	—	—	—		4.1		—		—		—	—

	$4,797.8	$615.7	$—	$5,413.5		$135.7		$123.9		$348.6		$188.0	$2,774.2

	Sales
	Trade	Related Parties	Inter- segment	Total		Income (Loss) Before Taxes		Depre- ciation, Amorti- zation, and Depletion	EBITDA (k)		Capital Expendi- tures		Assets
	(millions)
Year Ended December 31, 2006
Building Materials Distribution	$2,950.1	$—	$0.2	$2,950.3		$75.3		$9.2	$84.6		$10.5		$395.2
Wood Products	686.5	—	469.4	1,155.9		37.2		27.6	64.9		30.7		466.5
Paper	863.7	575.4	55.6	1,494.7		63.1		62.3	125.4		85.5		1,192.8
Packaging & Newsprint	689.0	0.5	77.0	766.5	(e)	45.3		50.8	96.1		66.1	(g)	578.9
Corporate and Other	14.7	—	46.0	60.7		(37.1	) (f)	5.4	(31.9	) (f)	3.3		171.7

	5,204.0	575.9	648.2	6,428.1		183.8		155.3	339.1		196.1		2,805.1

Intersegment eliminations	—	—	(648.2)	(648.2)		—		—	—		—		(99.9)
Interest expense	—	—	—	—		(112.4)		—	—		—		—
Interest income	—	—	—	—		3.8		—	—		—		—

	$5,204.0	$575.9	$—	$5,779.9		$75.2		$155.3	$339.1		$196.1		$2,705.2

	Sales
	Trade	Related Parties	Inter- segment	Total	Income (Loss) Before Taxes		Depre- ciation, Amorti- zation, and Depletion	EBITDA (k)		Capital Expendi- tures	Assets
	(millions)
Year Ended December 31, 2005
Building Materials Distribution	$3,051.5	$—	$0.8	$3,052.3	$99.9		$9.1	$109.0		$11.7	$433.8
Wood Products	807.0	—	487.4	1,294.4	119.4		23.0	142.4		50.1	499.0
Paper	812.8	562.3	42.7	1,417.8	58.6		54.0	112.6		80.3	1,149.8
Packaging & Newsprint	650.4	—	81.2	731.6	23.8		37.2	61.0		19.5	544.3
Corporate and Other	23.4	—	46.6	70.0	(29.4	) (h)	5.5	(23.8	) (g)	8.7	338.8

	5,345.1	562.3	658.7	6,566.1	272.3		128.8	401.2		170.3	2,965.7

Intersegment eliminations	—	—	(658.7)	(658.7)	—		—	—		—	(152.0)
Change in fair value of interest rate swaps	—	—	—	—	9.9	(i)	—	—		—	—
Interest expense	—	—	—	—	(166.3	) (j)	—	—		—	—
Interest income	—	—	—	—	3.4		—	—		—	—

	$5,345.1	$562.3	$—	$5,907.4	$119.3		$128.8	$401.2		$170.3	$2,813.7

(a)
We had approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in our Paper, Packaging & Newsprint, and Corporate and Other segments as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(b)
Included a $4.4 million gain for changes in our retiree healthcare programs.

(c)
Included approximately $8.4 million of income related to the change in the fair value of interest rate swaps in connection with the repayment of some of our variable-rate debt, partially offset by $4.6 million of expense related to changes in the fair value of our interest rate swaps that we account for as economic hedges. See Note 12, Financial Instruments.

(d)
Included the write-off of $4.5 million of deferred financing costs resulting from the repayment of our $250 million unsecured floating-rate notes and a $1.8 million write-off of deferred financing costs resulting from the repayment of our Tranche D term loan and reduction in borrowing capacity under our revolving credit facility.

(e)
Included the impact of adopting EITF 04-13 effective January 1, 2006, which required us to report our inventory buy/sell transactions with the same counterparty on a net basis.

(f)
Included a $3.7 million gain for changes in our retiree healthcare programs.

(g)
Included $42.6 million of cash paid for the purchase of CTC's assets in Waco, Texas.

(h)
Included a $9.9 million gain for changes in our retiree healthcare programs. For more information about the changes to our retiree healthcare programs, see Note 13, Retirement and Benefit Plans.

(i)
Included a net $9.9 million gain for the change in the fair value of interest rate swaps related to our amended and restated senior credit facilities.

(j)
Included the write-off of $43.0 million of deferred financing costs resulting from the repayment of the Tranche B term loan.

(k)
EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income tax provision (benefit), and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management's ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

  The following is a reconciliation of net income to EBITDA:

	Year Ended December 31
	2007	2006	2005
	(millions)
Net income	$127.7	$71.6	$121.4
Change in fair value of interest rate swaps	(3.7)	—	(9.9)
Interest expense	96.8	112.4	166.3
Interest income	(4.1)	(3.8)	(3.4)
Income tax provision (benefit)	8.0	3.6	(2.1)
Depreciation, amortization, and depletion	123.9	155.3	128.8

EBITDA	$348.6	$339.1	$401.2

17.  Commitments and Guarantees

Commitments

        We have commitments for fiber, leases, and long-term debt that are discussed further in Note 1, Summary of Significant Accounting Policies; Note 6, Leases; and Note 11, Debt. In addition we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

        We are a party to a number of long-term log and fiber supply agreements. At December 31, 2007, our total obligation for log and fiber purchases under contracts with third parties was approximately $734.0 million. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements is set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or first quarter 2008 pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

        We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2007, we had approximately $41.5 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2007, or contract language, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Additional Consideration Agreement

        As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Under the Additional Consideration Agreement, we could pay to OfficeMax, or OfficeMax could pay to us, a maximum aggregate amount of $125.0 million, in each case net of payments received. After each anniversary of the Forest Products Acquisition, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. Based on paper prices during the third anniversary period ended October 29, 2007, we paid OfficeMax $32.5 million under the Additional Consideration Agreement. Pursuant to the Additional Consideration Agreement, we treated the payment as an adjustment to the purchase price; therefore, it was not reported in our Consolidated Statement of Income but is included in EBITDA for purposes of certain covenants under our debt agreements. If the sale of the Paper and Packaging & and Newsprint assets is completed, the Additional Consideration Agreement will terminate. For more information about the Additional Consideration Agreement, see "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Form 10-K.

Guarantees

        We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

        Boise Cascade Holdings, L.L.C. (Boise) and its direct and indirect domestic subsidiaries, excluding foreign subsidiaries and Birch Creek, are parties to a Credit Agreement dated as of May 3, 2007, with JPMorgan Chase Bank, as Administrative Agent, and certain lenders named therein and to a related Guarantee and Collateral Agreement of the same date (collectively the Bank Credit Agreements). Boise Cascade, L.L.C. (Boise Cascade), a wholly owned direct subsidiary of Boise Cascade Holdings, L.L.C., acts as borrower under the Bank Credit Agreements for the $521.1 million Tranche E term loan and a $450.0 million revolving credit facility that had no outstanding balance at December 31, 2007, and contingent reimbursement obligations in respect of $32.3 million of standby letters of credit issued under the revolving facility. Boise Cascade's loans and reimbursement obligations are guaranteed by Boise and each of its domestic subsidiaries (other than Boise Cascade and Birch Creek).

        Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation, have jointly issued $400.0 million of 7.125% senior subordinated notes due in 2014. The subordinated notes are guaranteed on a subordinated basis by Boise and each of its domestic subsidiaries, excluding foreign subsidiaries of Boise and Birch Creek, other than Boise Cascade and Boise Cascade Finance Corporation, which are the issuers of the notes. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than terms relating to registration rights) to the $400.0 million senior subordinated notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices defined in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. For more information, see Note 11, Debt.

        Boise Cascade guarantees the obligations and performance of its wholly owned subsidiary, Boise Cascade do Brasil LTDA., under the terms of the purchase agreements in Brazil. These agreements extend through 2014. Boise Cascade's exposure is effectively limited to the loss of its investment in Boise Cascade do Brasil LTDA., which was approximately $37.1 million at December 31, 2007.

        Boise Cascade has issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Building Solutions Distribution, L.L.C.; Boise Building Solutions Manufacturing, L.L.C.; Boise White Paper, L.L.C.; and Boise Packaging & Newsprint, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. These include guarantees of the obligations of both Boise White Paper, L.L.C., and Boise Building Solutions Manufacturing, L.L.C., in respect to present and future timber sale agreements and several facility leases entered into by such subsidiaries. Boise Cascade also guarantees the performance and payment obligations of Boise Building Solutions Distribution, L.L.C., in respect to several facility leases. Our exposure under these agreements is limited to future timber purchases and the minimum lease payment requirements under the agreements. We also enter into guarantees of various raw material or energy supply agreements arising in the ordinary course of business.

        Boise Cascade provides credit support for its principal operating subsidiaries in the form of reimbursement or indemnity obligations to the issuers of surety bonds and standby letters of credit supporting obligations of its operating subsidiaries arising in the ordinary course of business to suppliers of goods and services and to government entities regulating such subsidiaries' environmental and workers' compensation obligations.

        We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 31, 2007, we were not aware of any material liabilities arising from these indemnifications.

18.  Consolidating Guarantor and Nonguarantor Financial Information

        The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. The senior subordinated notes are guaranteed on a senior subordinated basis jointly and severally by Boise and each of its existing and future subsidiaries (other than the co-issuers, Boise Cascade and Boise Cascade Finance Corporation). The nonguarantors include our foreign subsidiaries and Birch Creek. Other than the consolidated financial statements and footnotes for Boise Cascade Holdings, L.L.C., financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$4,768,083	$29,712	$—	$4,797,795
Intercompany	—	3,607	5	92,411	(96,023)	—
Related parties	—	—	615,661	—	—	615,661

	—	3,607	5,383,749	122,123	(96,023)	5,413,456

Costs and expenses
Materials, labor, and other operating expenses	—	1,704	4,680,178	81,270	(57,827)	4,705,325
Depreciation, amortization, and depletion	—	3,098	116,628	4,183	—	123,909
Selling and distribution expenses	—	—	282,901	2,732	—	285,633
General and administrative expenses	—	30,147	89,412	2,699	(38,196)	84,062
Other (income) expense, net	—	(3,053)	(5,396)	2,756	—	(5,693)

	—	31,896	5,163,723	93,640	(96,023)	5,193,236

Income (loss) from operations	—	(28,289)	220,026	28,483	—	220,220

Foreign exchange gain	—	1,675	1,591	1,185	—	4,451
Change in fair value of interest rate swaps	—	3,733	—	—	—	3,733
Interest expense	—	(89,132)	—	(7,670)	—	(96,802)
Interest expense — intercompany	—	(686)	—	(20,541)	21,227	—
Interest income	—	3,882	162	39	—	4,083
Interest income — intercompany	—	97	21,130	—	(21,227)	—

	—	(80,431)	22,883	(26,987)	—	(84,535)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(108,720)	242,909	1,496	—	135,685
Income tax provision	—	(5,786)	(2,202)	—	—	(7,988)

Income (loss) before equity in net income (loss) of affiliates	—	(114,506)	240,707	1,496	—	127,697
Equity in net income (loss) of affiliates	127,697	242,203	—	—	(369,900)	—

Net income (loss)	$127,697	$127,697	$240,707	$1,496	$(369,900)	$127,697

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$5,147,541	$56,411	$—	$5,203,952
Intercompany	—	4,278	1,241	81,267	(86,786)	—
Related parties	—	—	575,913	—	—	575,913

	—	4,278	5,724,695	137,678	(86,786)	5,779,865

Costs and expenses
Materials, labor, and other operating expenses	—	4,868	5,003,512	110,026	(55,365)	5,063,041
Depreciation, amortization, and depletion	—	3,886	147,171	4,254	—	155,311
Selling and distribution expenses	—	—	281,366	2,270	—	283,636
General and administrative expenses	—	35,071	82,070	2,644	(31,421)	88,364
Other (income) expense, net	—	1,467	1,816	2,806	—	6,089

	—	45,292	5,515,935	122,000	(86,786)	5,596,441

Income (loss) from operations	—	(41,014)	208,760	15,678	—	183,424

Foreign exchange gain (loss)	—	(2,120)	(210)	2,731	—	401
Interest expense	—	(102,418)	—	(9,986)	—	(112,404)
Interest expense — intercompany	—	(545)	—	(20,291)	20,836	—
Interest income	—	3,511	189	81	—	3,781
Interest income — intercompany	—	187	20,649	—	(20,836)	—

	—	(101,385)	20,628	(27,465)	—	(108,222)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(142,399)	229,388	(11,787)	—	75,202
Income tax provision	—	(910)	(2,721)	—	—	(3,631)

Income (loss) before equity in net income (loss) of affiliates	—	(143,309)	226,667	(11,787)	—	71,571
Equity in net income (loss) of affiliates	71,571	214,880	—	—	(286,451)	—

Net income (loss)	$71,571	$71,571	$226,667	$(11,787)	$(286,451)	$71,571

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$5,277,082	$68,024	$—	$5,345,106
Intercompany	—	2,567	11,308	58,394	(72,269)	—
Related parties	—	—	562,338	—	—	562,338

	—	2,567	5,850,728	126,418	(72,269)	5,907,444

Costs and expenses
Materials, labor, and other operating expenses	—	3,084	5,095,067	125,803	(68,842)	5,155,112
Fiber costs from related parties	—	—	17,609	—	—	17,609
Depreciation, amortization, and depletion	—	3,952	121,340	3,534	—	128,826
Selling and distribution expenses	—	—	261,825	2,247	—	264,072
General and administrative expenses	—	34,524	43,607	28	(3,427)	74,732
Other (income) expense, net	—	(6,146)	(2,908)	3,462	—	(5,592)

	—	35,414	5,536,540	135,074	(72,269)	5,634,759

Income (loss) from operations	—	(32,847)	314,188	(8,656)	—	272,685

Foreign exchange gain (loss)	—	4,145	32	(4,517)	—	(340)
Change in fair value of interest rate swaps	—	9,886	—	—	—	9,886
Interest expense	—	(164,807)	(7)	(1,530)	—	(166,344)
Interest expense — intercompany	—	(230)	—	(2,302)	2,532	—
Interest income	—	3,076	257	58	—	3,391
Interest income — intercompany	—	274	2,258	—	(2,532)	—

	—	(147,656)	2,540	(8,291)	—	(153,407)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(180,503)	316,728	(16,947)	—	119,278
Income tax (provision) benefit	4,785	(59)	(2,687)	50	—	2,089

Income (loss) before equity in net income (loss) of affiliates	4,785	(180,562)	314,041	(16,897)	—	121,367
Equity in net income (loss) of affiliates	116,582	297,144	—	—	(413,726)	—

Net income (loss)	$121,367	$116,582	$314,041	$(16,897)	$(413,726)	$121,367

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$1	$56,588	$21	$1,013	$—	$57,623
Receivables
Trade, less allowances	—	—	(1,939)	117,148	—	115,209
Intercompany	—	—	56	—	(56)	—
Related parties	—	9	—	—	—	9
Other	—	995	3,721	2,742	—	7,458
Inventories	—	10	325,804	16,201	—	342,015
Assets held for sale	—	13,118	1,638,706	201,215	—	1,853,039
Other	—	3,072	1,632	722	—	5,426

	1	73,792	1,968,001	339,041	(56)	2,380,779

Property
Property and equipment, net	—	3,280	279,928	29,909	—	313,117
Fiber farms and deposits	—	—	7,976	16,034	—	24,010

	—	3,280	287,904	45,943	—	337,127

Deferred financing costs	—	22,927	—	147	—	23,074
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,668	—	—	9,668
Investments in affiliates	991,904	927,670	—	—	(1,919,574)	—
Other assets	—	5,014	3,261	3,099	—	11,374

Total assets	$991,905	$1,032,683	$2,281,004	$388,230	$(1,919,630)	$2,774,192

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2007 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Short-term borrowings	$—	$10,500	$—	$—	$—	$10,500
Current portion of long-term debt	—	7,250	—	40,000	—	47,250
Accounts payable
Trade	—	30,163	105,550	5,789	—	141,502
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	9,811	26,084	1,014	—	36,909
Interest payable	—	6,604	—	536	—	7,140
Other	—	10,106	17,057	2,796	—	29,959
Liabilities related to assets held for sale	—	87,678	243,958	—	—	331,636

	—	162,112	392,649	50,191	(56)	604,896

Debt
Long-term debt, less current portion	—	1,113,313	—	—	—	1,113,313

Other
Compensation and benefits	—	46,981	—	—	—	46,981
Other long-term liabilities	—	12,704	4,393	—	—	17,097

	—	59,685	4,393	—	—	64,078

Due to (from) affiliates	—	(1,294,331)	1,040,988	253,343	—	—

Redeemable equity units
Series B equity units	16,992	—	—	—	—	16,992
Series C equity units	9,489	—	—	—	—	9,489
Redeemable equity units	—	26,481	—	—	(26,481)	—

	26,481	26,481	—	—	(26,481)	26,481

Commitment and contingent liabilities
Capital
Series A equity units	78,463	—	—	—	—	78,463
Series B equity units	876,693	—	—	—	—	876,693
Series C equity units	10,268	—	—	—	—	10,268
Subsidiary equity	—	965,423	842,974	84,696	(1,893,093)	—

Total capital	965,424	965,423	842,974	84,696	(1,893,093)	965,424

Total liabilities and capital	$991,905	$1,032,683	$2,281,004	$388,230	$(1,919,630)	$2,774,192

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$—	$42,962	$32	$2,175	$—	$45,169
Receivables
Trade, less allowances	—	—	135	327,003	—	327,138
Intercompany	—	—	3,956	1,988	(5,944)	—
Related parties	—	695	3,430	33,861	—	37,986
Other	—	1,447	16,707	873	—	19,027
Inventories	—	17	625,575	15,234	—	640,826
Other	—	6,123	6,258	646	—	13,027

	—	51,244	656,093	381,780	(5,944)	1,083,173

Property
Property and equipment, net	—	8,911	1,421,512	31,892	—	1,462,315
Fiber farms and deposits	—	—	27,008	13,484	—	40,492

	—	8,911	1,448,520	45,376	—	1,502,807

Deferred financing costs	—	31,156	—	318	—	31,474
Goodwill	—	—	21,846	—	—	21,846
Intangible assets, net	—	—	37,507	—	—	37,507
Investments in affiliates	838,844	685,467	—	—	(1,524,311)	—
Other assets	—	10,539	15,043	2,808	—	28,390

Total assets	$838,844	$787,317	$2,179,009	$430,282	$(1,530,255)	$2,705,197

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2006 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Short-term borrowings	$—	$3,200	$—	$—	$—	$3,200
Accounts payable
Trade	—	32,860	303,732	4,609	—	341,201
Intercompany	—	2,752	1,988	1,204	(5,944)	—
Accrued liabilities
Compensation and benefits	—	22,793	69,847	647	—	93,287
Interest payable	—	11,213	—	634	—	11,847
Other	—	16,317	32,155	6,128	—	54,600

	—	89,135	407,722	13,222	(5,944)	504,135

Debt
Long-term debt	—	1,188,900	—	25,000	—	1,213,900

Other
Compensation and benefits	—	111,676	—	—	—	111,676
Other long-term liabilities	—	23,180	13,462	—	—	36,642

	—	134,856	13,462	—	—	148,318

Due to (from) affiliates	—	(1,464,418)	1,155,558	308,860	—	—

Redeemable equity units
Series B equity units	17,477	—	—	—	—	17,477
Series C equity units	6,434	—	—	—	—	6,434
Redeemable equity units	—	23,911	—	—	(23,911)	—

	23,911	23,911	—	—	(23,911)	23,911

Commitment and contingent liabilities
Capital
Series A equity units	78,290	—	—	—	—	78,290
Series B equity units	724,988	—	—	—	—	724,988
Series C equity units	11,655	—	—	—	—	11,655
Subsidiary equity	—	814,933	602,267	83,200	(1,500,400)	—

Total capital	814,933	814,933	602,267	83,200	(1,500,400)	814,933

Total liabilities and capital	$838,844	$787,317	$2,179,009	$430,282	$(1,530,255)	$2,705,197

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$127,697	$127,697	$240,707	$1,496	$(369,900)	$127,697
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(127,697)	(242,203)	—	—	369,900	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	8,305	116,628	4,356	—	129,289
Related-party interest expense	—	686	—	20,541	(21,227)	—
Related-party interest income	—	(97)	(21,130)	—	21,227	—
Deferred income taxes	—	3,954	241	—	—	4,195
Pension and other postretirement benefit expense	—	25,366	—	—	—	25,366
Gain on changes in retiree healthcare programs	—	(4,367)	—	—	—	(4,367)
Change in fair value of interest rate swaps	—	(3,733)	—	—	—	(3,733)
Management equity units expense	—	3,110	—	—	—	3,110
Gain (loss) on sale of assets	—	38	(2,451)	59	—	(2,354)
Other	—	(1,490)	(1,144)	(1,185)	—	(3,819)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(7)	(2,569)	42,620	(5,888)	34,156
Inventories	—	(3)	(28,427)	(967)	—	(29,397)
Prepaid expenses	—	(318)	1,073	(76)	—	679
Accounts payable and accrued liabilities	—	(5,871)	(28,790)	(3,031)	5,888	(31,804)
Pension and other postretirement benefit payments	—	(1,117)	—	—	—	(1,117)
Current and deferred income taxes	—	1,033	367	(323)	—	1,077
Other	—	2,127	(1,008)	(6)	—	1,113

Cash provided by (used for) operations	—	(86,890)	273,497	63,484	—	250,091

Cash provided by (used for) investment
Expenditures for property and equipment	—	(4,584)	(178,965)	(4,423)	—	(187,972)
Decrease in restricted cash held for bond redemption	—	200,000	—	—	—	200,000
Increase in restricted cash held for bond redemption	—	(200,000)	—	—	—	(200,000)
Sales of assets	—	11	27,786	—	—	27,797
Investments in affiliates	3,747	242,203	—	—	(245,950)	—
Additional Consideration Agreement payment	—	—	(32,542)	—	—	(32,542)
Other	—	1,576	3,652	837	—	6,065

Cash provided by (used for) investment	3,747	239,206	(180,069)	(3,586)	(245,950)	(186,652)

Cash provided by (used for) financing
Issuances of long-term debt	—	725,000	—	360,000	—	1,085,000
Payments of long-term debt	—	(793,337)	—	(345,000)	—	(1,138,337)
Short-term borrowings	—	7,300	—	—	—	7,300
Proceeds from changes to interest rate swaps	—	2,848	—	—	—	2,848
Tax distributions to members	(2,753)	—	—	—	—	(2,753)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(2,753)	—	—	2,753	—
Other	(993)	(5,043)	—	—	993	(5,043)

Cash provided by (used for) financing	(3,746)	(65,985)	—	15,000	3,746	(50,985)

Due to (from) affiliates	—	(72,705)	(93,439)	(76,060)	242,204	—

Increase (decrease) in cash and cash equivalents	1	13,626	(11)	(1,162)	—	12,454
Balance at beginning of the year	—	42,962	32	2,175	—	45,169

Balance at end of the year	$1	$56,588	$21	$1,013	$—	$57,623

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$71,571	$71,571	$226,667	$(11,787)	$(286,451)	$71,571
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(71,571)	(214,880)	—	—	286,451	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	5,713	147,171	4,428	—	157,312
Related-party interest expense	—	14,615	—	20,291	(20,836)	14,070
Related-party interest income	—	(187)	(20,649)	—	20,836	—
Deferred income taxes	—	984	(16)	—	—	968
Pension and other postretirement benefit expense	—	27,447	—	—	—	27,447
Gain on changes in retiree healthcare programs	—	(3,741)	—	—	—	(3,741)
Management equity units expense	—	3,514	—	—	—	3,514
Loss on sales of assets	—	1,602	1,709	—	—	3,311
Other	—	2,120	3,601	(2,731)	—	2,990
Decrease (increase) in working capital, net of acquisitions
Receivables	—	2,511	4,568	16,479	—	23,558
Inventories	—	107	(12,927)	8,007	—	(4,813)
Prepaid expenses	—	844	(2,380)	(114)	—	(1,650)
Accounts payable and accrued liabilities	—	(4,242)	(24,582)	3,721	—	(25,103)
Pension and other postretirement benefit payments	—	(20,736)	—	—	—	(20,736)
Current and deferred income taxes	—	6,552	(2,167)	—	—	4,385
Other	—	(2,337)	2,955	(23)	—	595

Cash provided by (used for) operations	—	(108,543)	323,950	38,271	—	253,678

Cash provided by (used for) investment
Expenditures for property and equipment	—	(3,164)	(146,562)	(3,798)	—	(153,524)
Acquisitions of businesses and facilities	—	—	(42,609)	—	—	(42,609)
Sales of assets	—	27,900	15,587	—	—	43,487
Investments in affiliates	(261,008)	214,880	—	—	46,128	—
Other	—	(1,989)	1,940	1,957	—	1,908

Cash provided by (used for) investment	(261,008)	237,627	(171,644)	(1,841)	46,128	(150,738)

Cash provided by (used for) financing
Issuances of long-term debt	—	68,300	—	305,000	—	373,300
Payments of long-term debt	—	(165,200)	—	(360,000)	—	(525,200)
Short-term borrowings	—	3,200	—	—	—	3,200
Note payable to related party, net	—	(283,847)	—	—	—	(283,847)
Proceeds from changes to interest rate swaps	—	25,620	—	—	—	25,620
Tax distributions to members	(19,269)	—	—	—	—	(19,269)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(19,269)	—	—	19,269	—
Capital contribution from members	280,366	280,366	—	—	(280,366)	280,366
Other	(89)	(104)	—	(8)	89	(112)

Cash provided by (used for) financing	261,008	(90,934)	—	(55,008)	(261,008)	(145,942)

Due to (from) affiliates	—	(80,657)	(152,308)	18,085	214,880	—

Decrease in cash and cash equivalents	—	(42,507)	(2)	(493)	—	(43,002)
Balance at beginning of the year	—	85,469	34	2,668	—	88,171

Balance at end of the year	$—	$42,962	$32	$2,175	$—	$45,169

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2005

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$121,367	$116,582	$314,041	$(16,897)	$(413,726)	$121,367
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(116,582)	(297,144)	—	—	413,726	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	53,803	121,340	3,534	—	178,677
Related-party interest expense	—	19,139	—	2,302	(2,532)	18,909
Related-party interest income	—	(274)	(2,258)	—	2,532	—
Deferred income taxes	(4,785)	—	(3)	—	—	(4,788)
Pension and other postretirement benefit expense	—	28,681	—	—	—	28,681
Gain on changes in retiree healthcare programs	—	(9,900)	—	—	—	(9,900)
Change in fair value of interest rate swaps	—	(9,886)	—	—	—	(9,886)
Management equity units expense	—	2,904	—	—	—	2,904
Other	—	(2,120)	(32)	4,517	—	2,365
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(52,592)	358,940	(367,763)	—	(61,415)
Inventories	—	(5,247)	(27,559)	(6,136)	—	(38,942)
Prepaid expenses	—	5,395	(292)	(176)	—	4,927
Accounts payable and accrued liabilities	—	45,781	48,788	1,328	—	95,897
Pension and other postretirement benefit payments	—	(11,073)	—	—	—	(11,073)
Current and deferred income taxes	—	(6,204)	1,745	(7)	—	(4,466)
Other	—	(6,360)	(197)	39	—	(6,518)

Cash provided by (used for) operations	—	(128,515)	814,513	(379,259)	—	306,739

Cash provided by (used for) investment
Expenditures for property and equipment	—	(8,716)	(155,324)	(6,242)	—	(170,282)
Sales of assets	—	1,833	16,703	—	—	18,536
Repayment of note receivable from related party, net	—	157,509	—	—	—	157,509
Investments in affiliates	23,889	297,144	—	—	(321,033)	—
Other	—	16,981	(6,780)	(6,547)	—	3,654

Cash provided by (used for) investment	23,889	464,751	(145,401)	(12,789)	(321,033)	9,417

Cash provided by (used for) financing
Issuances of long-term debt	—	840,000	—	80,000	—	920,000
Payments of long-term debt	—	(1,534,200)	—	—	—	(1,534,200)
Note payable to related party, net	—	250,272	—	—	—	250,272
Tax distributions to members	(23,143)	—	—	—	—	(23,143)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(23,143)	—	—	23,143	—
Other	(746)	(7,902)	—	3,643	746	(4,259)

Cash provided by (used for) financing	(23,889)	(474,973)	—	83,643	23,889	(391,330)

Due to (from) affiliates	—	63,647	(669,117)	308,326	297,144	—

Decrease in cash and cash equivalents	—	(75,090)	(5)	(79)	—	(75,174)
Balance at beginning of the year	—	160,559	39	2,747	—	163,345

Balance at end of the year	$—	$85,469	$34	$2,668	$—	$88,171

19.  Legal Proceedings and Contingencies

        We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

20.  Quarterly Results of Operations (unaudited)

	2007
	First Quarter	Second Quarter (a)	Third Quarter (b)	Fourth Quarter (b)(c)
	(millions)
Net sales	$1,321.0	$1,448.4	$1,402.1	$1,242.0
Income from operations	33.3	48.6	72.0	66.3
Net income	10.5	28.9	49.2	39.1

	2006 (d)
	First Quarter (e)	Second Quarter	Third Quarter	Fourth Quarter
	(millions)
Net sales	$1,470.3	$1,559.8	$1,480.3	$1,269.5
Income from operations	32.4	57.8	64.6	28.7
Net income	2.0	31.2	36.4	2.0
(a)
Included a $4.4 million gain for changes in our retiree healthcare programs.

  Included a $5.4 million change in the fair value of interest rate swaps related to the anticipated repayment of our senior unsecured floating-rate notes in October 2007.

  Included the write-off of $1.8 million of deferred financing costs resulting from the repayment of our Tranche D term loan and reduction in borrowing capacity under our revolving credit facility.

(b)
In third quarter 2007 and fourth quarter 2007, we had approximately $10.4 million and $31.4 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(c)
Included the write-off of $4.5 million of deferred financing costs resulting from the repayment of our $250 million unsecured floating-rate notes.

  Included approximately $3.0 million of income related to the change in the fair value of interest rate swaps in connection with the repayment of the $250 million senior unsecured floating-rate notes, offset by $4.6 million of expense related to changes in the fair value of our interest rate swaps that we account for as economic hedges.

(d)
As a result of adopting FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, we recast our 2006 interim financial information using the direct expense method. As a result, we increased "Income from operations" and "Net income" $1.9 million for the three months ended March 31, 2006; decreased "Income from operations" and "Net income" $2.2 million for the three months ended June 30, 2006; increased "Income from operations" and "Net income" $1.4 million for the three months ended September 30, 2006; and decreased "Income from operations" and "Net income" $1.1 million for the three months ended December 31, 2006. The adoption of this FSP had no impact on our annual results.

(e)
Included a $3.7 million gain for changes in our retiree healthcare programs.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Boise Cascade Holdings, L.L.C.:

We have audited the accompanying consolidated balance sheets of Boise Cascade Holdings, L.L.C., and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Holdings, L.L.C, and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, the Company adopted SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. In addition, as discussed in Note 1, the Company adopted EITF 04-13, Accounting for Purchases and Sales of Inventory With the Same Counterparty, for the year ended December 31, 2006.

/s/ KPMG LLP

Boise, Idaho
February 19, 2008

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

Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including the chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

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

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO. The internal control process is carried out by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

  •
  Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        Our management has evaluated, with the participation of our CEO and CFO, the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this Annual Report on Form 10-K, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on their evaluation and those criteria, our CEO and CFO have concluded that the Company's internal control over financial reporting was effective as of such date.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Changes to Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        Following is a list of our directors and those individuals deemed "executive officers" under Section 16 of the Securities Exchange Act of 1934, along with brief descriptions of their business positions and experience during the past five years and their educational background.

Name	Age	Position
Zaid F. Alsikafi	32	Non-Executive Director
Matthew R. Broad	48	Non-Executive Director
Hank Brown	68	Non-Executive Director
William S. Kirsch	51	Non-Executive Director
John W. Madigan	70	Non-Executive Director
Duane C. McDougall	56	Non-Executive Director
Christopher J. McGowan	36	Non-Executive Director
Samuel M. Mencoff	51	Non-Executive Director
Thomas S. Souleles	39	Non-Executive Director
W. Thomas Stephens	65	Chief Executive Officer and Chairman, Director
Alexander Toeldte	48	Executive Vice President, Paper and Packaging & Newsprint
Stanley R. Bell	61	Senior Vice President, Building Materials Distribution
Thomas E. Carlile	56	Senior Vice President and Chief Financial Officer
Miles A. Hewitt	49	Senior Vice President, Paper
Thomas A. Lovlien	52	Senior Vice President, Wood Products
Samuel K. Cotterell	56	Vice President and Controller

Zaid F. Alsikafi, Director

        Mr. Alsikafi has served as one of our directors since October 2004. Mr. Alsikafi has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 2003 and currently serves as a director. From 2001 to 2003, Mr. Alsikafi attended Harvard Business School. From 1999 to 2001, he was employed by Madison Dearborn Partners as an associate. Mr. Alsikafi received a B.S. from The Wharton School of the University of Pennsylvania and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Alsikafi is also a member of the boards of directors of Univision Communications Inc., UPC Wind Management, L.L.C., and US Power Generating Company. Mr. Alsikafi serves on our board as a designee of our majority owner, Forest Products Holdings (FPH).

Matthew R. Broad, Director

        Mr. Broad has served as one of our directors since November 2006. Mr. Broad became the executive vice president and general counsel of OfficeMax Incorporated (formerly known as Boise Cascade Corporation) in 2004. OfficeMax provides office supplies and paper, print and document services, technology products and solutions, and furniture to large, medium, and small businesses and consumers. From 1989 to 2004, Mr. Broad was associate general counsel of Boise Cascade Corporation and also served as corporate secretary of Boise Cascade Office Products Corporation, a wholly owned subsidiary of Boise Cascade Corporation. Mr. Broad received a B.A. in Business Economics from the University of California, Santa Barbara, and a J.D. from the University of California, Hastings College of Law. Mr. Broad does not hold any public company directorships. Mr. Broad serves on our board as a designee of OfficeMax.

Hank Brown, Director

        Mr. Brown has served as one of our directors since July 2005. Since August 2005, Mr. Brown has been president of the University of Colorado. From 2002 to July 2005, Mr. Brown served as president and chief executive officer of The Daniels Fund in Denver, Colorado. Established in 1997, The Daniels Fund is a foundation that supports programs encouraging personal responsibility and achievement. Prior to his employment with The Daniels Fund, Mr. Brown served as president of the University of Northern Colorado, U.S. Senator from Colorado, U.S. Representative from Colorado, state senator in the Colorado legislature, and vice president of Monfort of Colorado for 11 years prior to entering Congress. Mr. Brown is both an attorney and a certified public accountant and is also a member of the boards of directors of Delta Petroleum Corporation, Sealed Air Corporation, and Sensient Technologies Corporation.

William S. Kirsch, Director

        Mr. Kirsch has served as one of our directors since July 2005. Since December 2006, Mr. Kirsch has been a partner with, and chair of the Global Private Equity Group of, the law firm of Paul, Hastings, Janofsky & Walker. From August 2004 to May 2006, Mr. Kirsch served as a director and president and chief executive officer of Conseco, Inc. Conseco is a provider of supplemental health insurance, life insurance, and annuities. From 1981 to 2004, Mr. Kirsch was with the law firm of Kirkland & Ellis LLP, where he served as a member of the Firmwide Management Committee. While at Kirkland & Ellis, Mr. Kirsch served as general counsel of Madison Dearborn Partners, LLC, from 1999 to 2004. Mr. Kirsch received a B.A. from Northwestern University and a J.D. from Stanford Law School. Mr. Kirsch does not hold any public company directorships.

John W. Madigan, Director

        Mr. Madigan has served as one of our directors since January 2005. Mr. Madigan serves as a special advisor to Madison Dearborn Partners, LLC. In December 2003, Mr. Madigan retired from Tribune Company, where he had served as chairman and chief executive officer since 1996. Tribune Company operates businesses in publishing, interactive, and broadcasting. Mr. Madigan holds Bachelors and Masters degrees in Business Administration from the University of Michigan. Mr. Madigan is also a member of the board of directors of Gilead Sciences, Inc.

Duane C. McDougall, Director

        Mr. McDougall has served as one of our directors since July 2005. Mr. McDougall was president and chief executive officer of Willamette Industries, an international paper and forest products company, until its acquisition in 2002. During his 23-year career with Willamette, Mr. McDougall held numerous operating and finance positions before becoming president and chief executive officer. Mr. McDougall received a B.S. in Accounting from Oregon State University and completed the Stanford Financial Management Program and the Darden Graduate Business Program. Mr. McDougall is also a member of the boards of directors of Cascade Corporation, The Greenbrier Companies, and West Coast Bancorp.

Christopher J. McGowan, Director

        Mr. McGowan has served as one of our directors since October 2004. Mr. McGowan has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1999 and currently serves as a managing director, concentrating on investments in the basic industries sector. Prior to joining Madison Dearborn Partners, Mr. McGowan was with AEA Investors, Inc., and Morgan Stanley & Co. Incorporated. Mr. McGowan received a B.A. from Columbia University and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. McGowan does not hold any public company directorships. Mr. McGowan serves on our board as a designee of our majority owner, FPH.

Samuel M. Mencoff, Director

        Mr. Mencoff has served as one of our directors since October 2004. Mr. Mencoff has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1993 and currently serves as co-CEO. Prior to co-founding Madison Dearborn Partners, Mr. Mencoff was with First Chicago Venture Capital for 11 years. Mr. Mencoff has more than 24 years of experience in private equity investing with a particular focus on investments in the basic industries sector. Mr. Mencoff received an A.B. from Brown University and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Mencoff is also a member of the board of directors of Packaging Corporation of America. Mr. Mencoff serves on our board as a designee of our majority owner, FPH.

Thomas S. Souleles, Director

        Mr. Souleles has served as one of our directors since October 2004. Mr. Souleles has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1995 and currently serves as a managing director, concentrating on investments in the basic industries sector. Prior to joining Madison Dearborn Partners, Mr. Souleles was with Wasserstein Perella & Co., Inc. Mr. Souleles received an A.B. from Princeton University, a J.D. from Harvard Law School, and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Souleles is also a member of the boards of directors of Great Lakes Dredge & Dock Corporation, Packaging Corporation of America, and US Power Generating Company. Mr. Souleles serves on our board as a designee of our majority owner, FPH.

W. Thomas Stephens, Chief Executive Officer and Chairman, Director

        Mr. Stephens has served as our chief executive officer and chairman and a director since October 2004 following a period of retirement. Mr. Stephens served as president and chief executive officer of MacMillan Bloedel, a Canadian forest products company, from 1997 until his retirement in 1999. From 1986 to 1996, Mr. Stephens served as the president and chief executive officer of Manville Corporation. From 1982 to 1985, Mr. Stephens served as the chief executive officer of Riverwood Corporation. Mr. Stephens received a B.S. in Engineering from the University of Arkansas and a Master of Engineering from the University of Arkansas. Mr. Stephens is also a member of the board of directors of TransCanada Pipelines Limited and currently serves as a trustee of The Putnam Funds. Mr. Stephens serves on our board pursuant to an agreement between FPH, OfficeMax, and us.

Alexander Toeldte, Executive Vice President, Paper and Packaging & Newsprint

        Mr. Toeldte has served as our executive vice president, paper and packaging and newsprint segments, since October 28, 2005. Since October 1, 2005, he had served as president of the company's packaging and newsprint segment. From 2004 to 2006, Mr. Toeldte served as chair of Algonac Limited, a private management and consulting firm based in Auckland, New Zealand. From 2001 to 2003, Mr. Toeldte served as executive vice president of Fonterra Co-operative Group, Ltd., and chief executive officer of Fonterra Enterprises. Fonterra, based in New Zealand, is a global dairy company. From 1999 to 2001, Mr. Toeldte served in various capacities with Fletcher Challenge Limited, which was formerly one of the largest companies in New Zealand with holdings in paper, forestry, building materials, and energy. From 2000 to 2001, he was chief executive officer of Fletcher Challenge Building and from 1999 to 2000, he was chief executive officer of Fletcher Challenge Paper. Prior to 1999, Mr. Toeldte was a partner at McKinsey & Company, where he had served since 1986 in Toronto, Brussels, Montreal, and Stockholm. Mr. Toeldte completed his undergraduate studies in economics at the Albert-Ludwigs-Universitat in Freiburg, Germany, and received a Master of Business Administration from McGill University in Montreal.

Stanley R. Bell, Senior Vice President, Building Materials Distribution

        Mr. Bell became our senior vice president, Building Materials Distribution, in October 2004 following Madison Dearborn Partners' acquisition of the forest products assets from OfficeMax. From 2000 to 2004, Mr. Bell served as senior vice president and general manager, Boise Building Solutions, Distribution, of Boise Cascade Corporation. Mr. Bell received a B.A. in Economics from the University of Utah and an M.B.A. from the University of Utah.

Thomas E. Carlile, Senior Vice President and Chief Financial Officer

        Mr. Carlile became our senior vice president and chief financial officer in October 2004 following Madison Dearborn Partners' acquisition of the forest products assets from OfficeMax. From 1994 to 2004, Mr. Carlile served as vice president and controller of Boise Cascade Corporation. Mr. Carlile received a Bachelors degree in Accounting from Boise State University and completed the Stanford Executive Program.

Miles A. Hewitt, Senior Vice President, Paper

        Mr. Hewitt became our senior vice president, Paper, in October 2004 following Madison Dearborn Partners' acquisition of the forest products assets from OfficeMax. From 2001 to 2004, Mr. Hewitt served as vice president and general manager, Boise Paper Solutions, of Boise Cascade Corporation. From 1999 to 2001, Mr. Hewitt served as vice president, Boise Paper Solutions — Minnesota Operations, of Boise Cascade Corporation. Mr. Hewitt received a B.S. in Pulp and Paper Technology from the University of Washington and a B.S. in Chemical Engineering from the University of Washington.

Thomas A. Lovlien, Senior Vice President, Wood Products

        Mr. Lovlien became our senior vice president, Wood Products, in October 2004 following Madison Dearborn Partners' acquisition of the forest products assets from OfficeMax. From 2000 to 2004, Mr. Lovlien served as vice president of operations, Boise Building Solutions, Manufacturing, of Boise Cascade Corporation. Mr. Lovlien received a Bachelors degree in Accounting from Oregon State University and a Masters degree in Wood Technology from Oregon State University.

Samuel K. Cotterell, Vice President and Controller

        Mr. Cotterell became our vice president and controller in October 2004 following Madison Dearborn Partners' acquisition of the forest products assets from OfficeMax. From 1999 to 2004, Mr. Cotterell served as director of financial reporting of Boise Cascade Corporation. Mr. Cotterell received a B.A. in Spanish from the University of Idaho, a B.S. in Accounting from Boise State University, and a Masters of International Business from the American Graduate School of International Management. Mr. Cotterell is a certified public accountant.

        Messrs. Alsikafi, McGowan, Mencoff, and Souleles serve on our board of directors as designees of FPH pursuant to the Securityholders Agreement dated October 29, 2004, as amended on November 10, 2006, among FPH, OfficeMax, and us (the Securityholders Agreement). Mr. Broad serves on our board of directors as a designee of OfficeMax pursuant to the Securityholders Agreement. Mr. Stephens serves on our board of directors as our chief executive officer pursuant to the Securityholders Agreement. We have further described the Securityholders Agreement in "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Form 10-K. There are no other arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

        Each of our directors will serve until such person's successor is elected and qualified or until such person's death, resignation, or removal. Our board of directors has the power to appoint our officers. Each officer will hold office for the term determined by the board of directors and until such person's successor is chosen and qualified or until such person's death, resignation, or removal.

        In 2007, we purchased a variety of goods and services from companies for which our directors serve as officers or directors. None of these purchases were material to the selling entity or to our business. In 2007, we also sold a variety of goods and services to companies for which our directors serve as officers or directors. Except for our sale of paper to OfficeMax under the paper supply agreement described in "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Form 10-K, none of these sales were material to the purchasing entity or to our business.

        There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

        Our board of directors currently has an audit committee and a compensation committee. The composition, duties, and responsibilities of these committees are set forth in written charters that our board has adopted for each committee.

Audit Committee

        Our audit committee currently consists of Messrs. Souleles (chair), Alsikafi, Madigan, McDougall, McGowan, and Mencoff. Mr. Souleles is an "audit committee financial expert" as such term is defined in Item 407(d)(5) of Regulation S-K.

        The audit committee is responsible for:

  •
  Selecting the independent auditor;

  •
  Approving the overall scope of the audit;

  •
  Discussing the annual audited financial statements and quarterly financial statements, including matters required to be reviewed under applicable legal and regulatory requirements, with management and the independent auditor;

  •
  Discussing earnings press releases and other financial information provided to the public with management and the independent auditor, as appropriate;

  •
  Discussing with management and the independent auditor, as appropriate, any audit problems or difficulties and management's response;

  •
  Discussing the company's risk assessment and risk management policies;

  •
  Reviewing the company's financial reporting and accounting standards and principles, significant changes in such standards or principles, and the key accounting decisions affecting the company's financial statements;

  •
  Reviewing and approving the internal corporate audit staff functions;

  •
  Reviewing the company's internal system of audit, financial, and disclosure controls and the results of internal audits;

  •
  Annually reviewing the independent auditor's written report describing the auditing firm's internal quality-control procedures and any material issues raised by the auditing firm's internal quality-control review or peer reviews of the auditing firm;

  •
  Reviewing and investigating matters pertaining to the integrity of management;

  •
  Establishing procedures concerning the treatment of complaints and concerns regarding accounting, internal accounting controls, or audit matters;

  •
  Meeting separately with management, the corporate audit staff, and the independent auditor;

  •
  Handling such other matters that are specifically delegated to the audit committee by the board of directors from time to time; and

  •
  Reporting regularly to the full board of directors.

        During 2007, our audit committee held four meetings.

Compensation Committee

        Our compensation committee currently consists of Messrs. Mencoff (chair), Kirsch, Madigan, McDougall, and Souleles, none of whom are our former or current officers or employees.

        The compensation committee is responsible for:

  •
  Reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and annually evaluating the chief executive officer's performance in light of these goals;

  •
  Reviewing and approving the compensation and incentive opportunities of our executive officers;

  •
  Reviewing and approving employment contracts, severance arrangements, incentive arrangements, change-in-control arrangements, and other similar arrangements between us and our executive officers;

  •
  Receiving periodic reports on the company's compensation programs as they affect all employees;

  •
  Reviewing executive succession plans for business and staff organizations; and

  •
  Handling such other matters that are specifically delegated to the compensation committee by the board of directors from time to time.

        During 2007, our compensation committee held five meetings.

Compensation Committee Interlocks and Insider Participation

        No member of our compensation committee was an officer or employee of the company during 2007. Messrs. Mencoff and Souleles each served as initial officers of the company when it was formed in 2004. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

        Messrs. Mencoff and Souleles, both members of our compensation committee, have relationships with our equity sponsor, Madison Dearborn Partners, LLC (MDP). From time to time, we may pay fees to MDP for providing management, consulting, or other advisory services. As such, Messrs. Mencoff and Souleles may be indirect beneficiaries of the relationship between MDP and us. For more information about these relationships, please refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Form 10-K.

Compensation Committee Report

        Our compensation committee has reviewed and discussed with our management the Compensation Discussion and Analysis set forth below. Based on the review and discussion, our compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in the company's annual report on Form 10-K for the fiscal year ended December 31, 2007.

  By the compensation committee:

  Samuel M. Mencoff, Chair
  William S. Kirsch
  John W. Madigan
  Duane C. McDougall
  Thomas S. Souleles

Other Committees

        Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Governance and Nominating Committee

        Our board of directors had originally established a governance and nominating committee in anticipation of the company being a publicly traded entity; however, since the company is expected to remain a privately held entity for the foreseeable future, our board dissolved the governance and nominating committee effective November 2, 2007.

Code of Ethics

        We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer, and principal accounting officer. Copies of our Code of Ethics are available, free of charge, on our website at www.bc.com by clicking on About Boise and then Code of Ethics. You may also obtain copies of our Code of Ethics by contacting our Investor Relations Department, 1111 West Jefferson Street, Boise, Idaho, 83728, or by calling 208/384-4803. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose such amendments or waivers by posting the required information on our website at the above address.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation Program Objectives

        Our compensation committee's overall compensation objectives applicable to our executive officers are to provide a compensation package intended to:

  •
  Closely align compensation with the company's performance on both a short-term and long-term basis;

  •
  Link each executive officer's compensation to his or her performance and the areas for which he or she is responsible;

  •
  Attract, motivate, reward, and retain the broad-based management talent critical to achieving the company's business goals; and

  •
  Encourage executive officers to own the company's management equity units.

        Although we anticipate executive compensation and benefits may be altered to reflect the company's business strategies, the objectives of our compensation and benefits should remain substantially the same over time. To ensure that compensation levels remain competitive, the committee surveys and analyzes information on executive compensation practices and data from a wide variety of sources, including compensation practices and data for executives holding comparable positions throughout general industry and in the forest products industry.

        The committee and management use information, surveys, and data compiled by outside human resource consulting firms to assist them in structuring the company's compensation programs. In 2007, we used services provided by Hewitt Associates and the Forest Products Industry Compensation Association (FPICA) to obtain market rates of compensation for base salary and annual incentives for all officer positions.

        We target total compensation for executive officers (the sum of base salary, annual variable incentive compensation, and long-term incentive compensation) at the 50th percentile of our surveyed companies. We believe our annual variable incentive compensation component links executive compensation directly to the company's financial performance, and the long-term incentive compensation component links executive compensation to changes in the company's equity value.

Executive Compensation Program Elements

        The four elements of the company's executive compensation program are:

  •
  Base salary;

  •
  Annual variable incentive compensation (Incentive and Performance Plan);

  •
  Long-term incentive compensation (Management Equity Plan); and

  •
  Other compensation and benefit plans.

        The company's compensation plans reflect the committee's intent and general practice to pay compensation that the company can deduct for purposes of federal income tax. Executive compensation decisions, however, necessarily involve some subjective judgment. From time to time, we may pay amounts that are not tax-deductible to meet the design goals of our executive compensation program.

Base Salary

        The committee reviews base salaries for executive officers annually and at the time of promotions or other changes in responsibilities. Almost all salaried positions, including each executive officer position, have an established salary guideline. The midpoint of each salary guideline approximates the median salary, adjusted for company size (in sales), of equivalent positions at our surveyed companies. While the salary target range for our executive officers is the midpoint of the salary guideline, an individual's salary may fall above or below the midpoint based on a subjective evaluation of factors such as the individual's level of responsibility, performance, and years of experience.

        The company is paying Mr. Stephens pursuant to an Employment Agreement dated October 29, 2004, as amended February 6, 2008. For a description of the material terms of Mr. Stephens' Employment Agreement, please refer to the Agreements With, and Potential Payments to, Named Executive Officers section of this Compensation Discussion and Analysis. The committee reviews Mr. Stephens' performance against a performance plan.

Annual Variable Incentive Compensation (Incentive and Performance Plan)

        For 2007, each of the Named Executive Officers (as defined below) earned an incentive award pursuant to our Incentive and Performance Plan. These awards were based on the attainment of annual financial goals at corporate and business unit levels and for achieving individual annual performance objectives. Awards were calculated as a percentage of base salary, based on the extent to which the financial goals and performance objectives were met during the year. The 2007 target incentive awards for Messrs. Carlile, Stephens, and Toeldte were 65% of their base salary. The 2007 target incentive awards for Messrs. Bell and Lovlien were 55% of their base salary. The Named Executive Officers' 2007 target incentive percentages are the same as their 2006 and 2005 target incentive percentages. Depending on the achievement of their predetermined financial goals and performance objectives, the annual incentive awards for the Named Executive Officers may be less than or greater than the target incentive amounts. In 2007, all incentive award payouts were also subject to an incentive compensation cap based on the company's financial performance.

Long-Term Incentive Compensation (Management Equity Plan)

        Pursuant to an equity incentive program established shortly after Madison Dearborn acquired the forest products assets from OfficeMax, our management-level employees were given the opportunity to purchase, at fair market value, Series B equity units in Forest Products Holdings, L.L.C. (FPH), our majority owner. Purchasers of Series B equity units in this program also received, at no additional cost, Series C equity units (2004 Series C equity units), representing the right to participate in the company's profits after the holders of the Series B equity units have received a return of all of their invested capital. The 2004 Series C equity units have no value to the holder until equity value appreciates above a specified level.

        On April 3, 2006, shortly after joining the company, Mr. Toeldte purchased, at fair market value, Series B equity units for $560,000 and also received, at no additional cost, a new series of Series C equity units (2006 Series C equity units). The 2006 Series C equity units have a higher threshold for participation in the company's profits than did the 2004 Series C equity units. Like the 2004 Series C equity units, Mr. Toeldte's 2006 Series C equity units have no value until equity value appreciates above a specified level.

        Set forth below are the numbers of shares of Series B equity units, 2004 Series C equity units, and 2006 Series C equity units held by the Named Executive Officers as of December 31, 2007:

Name	Series B Equity Units	2004 Series C Equity Units	2006 Series C Equity Units
W. Thomas Stephens	4,000,000	11,183,000	—
Thomas E. Carlile	850,000	2,396,000	—
Alexander Toeldte	280,000	—	4,500,000
Stanley R. Bell	740,000	1,917,000	—
Thomas A. Lovlien	400,000	851,000	—

Other Compensation and Benefit Plans

        The company's executive officers receive additional compensation in the form of payments, allocations, or accruals under various other compensation and benefit plans. Among these plans and benefits are:

  •
  Supplemental pension plans;

  •
  A deferred compensation plan;

  •
  A severance pay policy that provides severance benefits if an officer is terminated involuntarily or, in the case of Messrs. Stephens and Toeldte, formalized agreements that cover their potential severance benefits; and

  •
  A supplemental life insurance plan.

        These plans are further described below and are an important part of the company's executive compensation program. The company believes that providing attractive retirement and savings benefits to its executive officers and key managers helps us remain competitive in the market for top talent.

Summary Compensation Table

        The following table presents compensation information for the fiscal years ended December 31, 2007 and 2006, for Mr. Stephens, our chairman of the board and chief executive officer, Mr. Carlile, our senior vice president and chief financial officer, and Messrs. Toeldte, Bell, and Lovlien, our three most highly compensated executive officers other than Messrs. Stephens and Carlile. We refer to these executives as "Named Executive Officers" elsewhere in this Form 10-K.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)		Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)		All Other Compensation ($) (6)	Total ($)
W. Thomas Stephens Chairman of the Board and Chief Executive Officer	2007 2006	$1,000,000 1,000,000	$	— —	$1,621,535 1,621,535	$604,110 560,000	$	— —	$47,503 9,741	$3,273,148 3,191,276
Thomas E. Carlile Senior Vice President and Chief Financial Officer	2007 2006	451,250 425,000		— —	146,156 146,156	277,891 240,000		412,353 579,687	41,659 47,316	1,329,309 1,438,159
Alexander Toeldte Executive Vice President, Paper and Packaging & Newsprint	2007 2006	500,000 500,000		— —	85,500 171,000	314,876 410,000		4,375 725	49,321 151,945	954,072 1,233,670
Stanley R. Bell Senior Vice President, Building Materials Distribution	2007 2006	377,500 370,000		46,000 —	116,937 116,937	154,000 286,528		372,061 659,985	45,142 63,806	1,111,640 1,497,256
Thomas A. Lovlien Senior Vice President, Wood Products	2007 2006	372,500 341,667		6,096 69,910	51,911 51,911	193,904 90,090		238,793 375,728	38,416 42,556	901,620 971,862
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

(2)
The 2007 amounts reported for Messrs. Bell and Lovlien represent discretionary bonuses paid to them for their exemplary leadership in the very difficult building materials and wood products markets during the past year. The 2006 amount reported for Mr. Lovlien represents a discretionary bonus paid to him for his exemplary work in exploring strategic alternatives for the company's Wood Products business and support on intracompany log supply issues.

(3)
In connection with the purchase of their Series B equity units on November 29, 2004, Messrs. Stephens, Carlile, Bell, and Lovlien were granted, at no additional cost, 11,183,000, 2,396,000, 1,917,000, and 851,000 2004 Series C equity units, respectively. In connection with Mr. Toeldte's purchase of Series B equity units on April 3, 2006, he was granted, at no additional cost, 4,500,000 2006 Series C equity units. For further information on the terms of these awards, please refer to the Compensation Discussion and Analysis — Long-Term Incentive Compensation (Management Equity Plan) section above.

The amounts reported for the 2004 Series C equity units and 2006 Series C equity units reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.

(4)
Represents payments awarded under our annual variable Incentive and Performance Plan. The specific financial goals and performance objectives at corporate and business unit levels used to calculate these payments were as follows:

Name	2007 Financial Goals and Performance Objectives	2006 Financial Goals and Performance Objectives
W. Thomas Stephens	100% corporate incentive cash flow Less 10% safety adjustment if corporate recordable incident rate (RIR) not met	100% corporate incentive cash flow Less 10% safety adjustment if corporate RIR not met
Thomas E. Carlile	100% corporate incentive cash flow Less 10% safety adjustment if corporate RIR not met	100% corporate incentive cash flow Less 10% safety adjustment if corporate RIR not met
Alexander Toeldte	25% corporate incentive cash flow 50% Paper incentive cash flow 25% Packaging & Newsprint incentive cash flow Less 10% safety adjustment if corporate RIR not met	25% corporate incentive cash flow 32.5% Paper incentive cash flow 19.5% Packaging & Newsprint incentive cash flow 13% Central Texas Corrugated EBITDA and volume 10% safety based on corporate RIR
Stanley R. Bell
20% corporate incentive cash flow
40% division Pretax Return on Net Working Capital (PRONWC)
40% division Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)
	Less 10% safety adjustment if corporate RIR not met	20% corporate incentive cash flow 40% division PRONWC 40% division EBITDA Less 10% safety adjustment if corporate RIR not met
Thomas A. Lovlien	20% corporate incentive cash flow Less 10% safety adjustment if corporate RIR not met 80% division incentive cash flow Less 10% safety adjustment if division RIR not met	20% corporate incentive cash flow Less 10% safety adjustment if corporate RIR not met 80% division cash flow Less 10% safety adjustment if division RIR not met
(5)
Amounts disclosed in this column include the following:

Name	Year	Change in Pension Value (a)		Nonqualified Deferred Compensation Earnings (b)
W. Thomas Stephens	2007 2006	$	— —	$	— —
Thomas E. Carlile	2007 2006		407,581 577,978		4,772 1,709
Alexander Toeldte	2007 2006		— —		4,375 725
Stanley R. Bell	2007 2006		360,458 655,796		11,603 4,189
Thomas A. Lovlien	2007 2006		233,258 373,684		5,535 2,044
  (a)
  The amounts reported for Messrs. Carlile, Bell, and Lovlien reflect the actuarial increase in the present value of their benefits under all pension plans established by the company using interest rate and mortality rate assumptions consistent with those used in the company's financial statements and include amounts that such officers may not be currently entitled to receive because such amounts are not vested. Messrs. Stephens and Toeldte are not eligible to participate in the company's pension plans.

  (b)
  The amounts reported for Messrs. Carlile, Toeldte, Bell, and Lovlien reflect the above-market portion of the interest they earned on their deferred compensation. Mr. Stephens did not participate in the company's Deferred Compensation Plan during 2007 or 2006.

(6)
Amounts disclosed in this column include the following:

Name	Year	Company-Matching Contributions to Savings and Deferred Compensation Plans (a)	Company-Paid Portion of Executive Officer Life Insurance	Reportable Perquisites (b)
W. Thomas Stephens	2007 2006	$11,430 4,620	$22,630 —	$13,443 5,121
Thomas E. Carlile	2007 2006	29,033 29,400	12,626 12,425	— 5,491
Alexander Toeldte	2007 2006	48,961 22,535	360 360	— 129,050
Stanley R. Bell	2007 2006	27,889 32,592	17,253 18,553	— 12,661
Thomas A. Lovlien	2007 2006	22,365 26,950	16,051 15,606	— —
  (a)
  The company's Savings Plan is a defined contribution plan intended to be qualified under Section 401(a) of the Internal Revenue Code that contains a cash or deferred arrangement meeting the requirements of Section 401(k) of the code. The Deferred Compensation Plan is a nonqualified savings plan offered to a select group of management and key employees. Participants in the Deferred Compensation Plan may choose to have matching contributions made under the Deferred Compensation Plan in lieu of receiving matching contributions under the Savings Plan.

  (b)
  The company's costs in 2007 for various perquisites provided to Messrs. Carlile, Toeldte, Bell, and Lovlien are not reflected because the total amount for each officer did not exceed $10,000. The company's costs in 2006 for various perquisites provided to Mr. Lovlien are not reflected because the total amount did not exceed $10,000. Amounts disclosed in this column for various other perquisites provided to the Named Executive Officers in 2007 and 2006 include the following:

Name	Year	Use of Corporate Aircraft	Nonbusiness Memberships	Supplemental Healthcare	Financial Counseling		Legal Fees		Relocation Expenses
W. Thomas Stephens	2007 2006	$8,881 —	$4,562 5,121	$ * *	$	— —	$	— —	$	— —
Thomas E. Carlile	2007 2006	— —	— —	* *		— 5,491		— —		— —
Alexander Toeldte	2007 2006	— —	— 20,160	* *		— —		— 14,621		— 94,269
Stanley R. Bell	2007 2006	— —	— 4,471	* *		— 8,190		— —		— —
Thomas A. Lovlien	2007 2006	— —	— —	* *		— —		— —		— —
*
Pursuant to federal healthcare privacy regulations, amounts incurred by the Named Executive Officers under the company's Supplemental Healthcare Plan for Executive Officers have not been reflected. None of the Named Executive Officers incurred costs under the plan in excess of $10,000 in either year. After reviewing competitive plans of our surveyed companies and as a result of changes in our salaried healthcare plan, we terminated the Supplemental Healthcare Plan for Executive Officers on December 31, 2006.

Grants of Plan-Based Awards

        The following table reflects the 2007 target incentive awards for the Named Executive Officers under our annual variable Incentive and Performance Plan. For further information on the terms of these incentive awards, please refer to the Compensation Discussion and Analysis—Annual Variable Incentive Compensation (Incentive and Performance Plan) section above. The Named Executive Officers' actual 2007 incentive awards were paid in February 2008 and are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. The company did not grant any equity incentive plan awards to the Named Executive Officers in 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Target ($)
W. Thomas Stephens	3/13/07	$650,000
Thomas E. Carlile	3/13/07	299,000
Alexander Toeldte	3/13/07	325,000
Stanley R. Bell	3/13/07	209,000
Thomas A. Lovlien	3/13/07	209,000

Outstanding Equity Awards at Fiscal Year-End

        The following table reflects the number of the Named Executive Officers' 2004 Series C equity units and 2006 Series C equity units that had not vested as of December 31, 2007:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested ($) (1)
W. Thomas Stephens	—	$—
Thomas E. Carlile	1,677,200	400,132
Alexander Toeldte	3,150,000	279,000
Stanley R. Bell	1,341,900	320,139
Thomas A. Lovlien	595,700	142,117
(1)
Because these units are not publicly traded, there was no ascertainable market value for the units. Accordingly, the values shown reflect the fair value of these units on the grant date.

Option Exercises and Stock Vested

        The following table reflects the number of the Named Executive Officers' 2004 Series C equity units and 2006 Series C equity units that vested during 2007:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
W. Thomas Stephens (2)	7,455,333	$3,149,878
Thomas E. Carlile	239,600	110,216
Alexander Toeldte	450,000	49,500
Stanley R. Bell	191,700	88,182
Thomas A. Lovlien	85,100	39,146
(1)
Because these units are not publicly traded, there was no ascertainable market value for the units on the vesting date. Accordingly, the values shown reflect the fair value of these units on the grant date.

(2)
On December 31, 2007, all of Mr. Stephens' 2004 Series C equity units were fully vested. Pursuant to the terms of the Management Equity Plan, the vesting schedule was shortened for investors, like Mr. Stephens, who were at least 60 years old as of the grant date. For such investors, units fully vest by December 31 following the investor's 65th birthday. Vesting does not trigger a right or obligation on the part of FPH or us to repurchase equity units.

Pension Benefits

        We maintain a defined benefit pension plan, referred to as the Salaried Pension Plan, as well as supplemental pension plans for certain salaried employees, including three of the Named Executive Officers — Messrs. Carlile, Bell, and Lovlien. The Salaried Pension Plan is available only to employees who were formerly employed by OfficeMax before November 2003. Accordingly, Messrs. Stephens and Toeldte are not eligible to participate in the company's pension plans.

        Our Salaried Pension Plan entitles each vested employee to receive a pension benefit at normal retirement age equal to 1.25% of the average of the highest five consecutive years of compensation out of the last ten years of employment multiplied by the participant's years of service through December 31, 2003, plus 1% of the average of the highest five consecutive years of compensation out of the last ten years of employment multiplied by the participant's years of service after December 31, 2003. Under the Salaried Pension Plan, "compensation" is defined as the employee's base salary plus any amounts earned under our variable incentive compensation programs. Benefits are computed on a straight-life annuity basis and are not offset by Social Security or other retirement-type benefits. An employee is 100% vested in his or her pension benefit after five years of service, except for breaks in service.

        If an employee is entitled to a greater benefit under the Salaried Pension Plan formula than the Internal Revenue Code allows for tax-qualified plans, the excess benefits will be paid from the company's general assets under our unfunded Supplemental Pension Plan, referred to as the SUPP. The SUPP will also provide payments to the extent that participation in the deferred compensation plans has the effect of reducing an individual's pension benefit under the qualified plan.

        Under our Supplemental Early Retirement Plan, referred to as the SERP, an officer who was an officer of OfficeMax immediately prior to Madison Dearborn Partner's acquisition of the forest products assets from OfficeMax, who is 55 years old or older, has ten or more years of service, has served as an officer for at least five full years, and retires before the age of 65 is eligible for benefits under the plan. Eligible officers receive an early retirement benefit prior to the age of 65 equal to the benefit calculated under the Salaried Pension Plan without reduction due to the officer's early retirement. Benefits payable under the SERP are offset by benefits payable under a similar plan maintained by OfficeMax. Messrs. Carlile and Bell are currently eligible for early retirement under the SERP.

        The following table reflects the present value of accumulated benefits payable to Messrs. Carlile, Bell, and Lovlien, including the number of years of service credited to each of them, under the Salaried Pension Plan, the SUPP, and the SERP. Messrs. Carlile, Bell, and Lovlien did not receive any payments under any of our pension plans during 2007.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($)
W. Thomas Stephens	Salaried Pension Plan SUPP SERP	— — —	$	— — —
Thomas E. Carlile	Salaried Pension Plan SUPP SERP	35 35 35		862,516 706,635 625,584
Alexander Toeldte	Salaried Pension Plan SUPP SERP	— — —		— — —
Stanley R. Bell	Salaried Pension Plan SUPP SERP	37 37 37		1,217,003 837,601 336,343
Thomas A. Lovlien	Salaried Pension Plan SUPP SERP (2)	29 29 29		425,952 339,192 410,026
(1)
Number of years credited service for Messrs. Carlile, Bell, and Lovlien include amounts attributable to employment with OfficeMax prior to Madison Dearborn Partner's acquisition of the forest products assets from OfficeMax.

(2)
Assumes Mr. Lovlien remains employed with the company until age 55 and becomes vested in the SERP.

Nonqualified Deferred Compensation

        With the exception of Mr. Stephens, all of the Named Executive Officers participated in our Deferred Compensation Plan during 2007. Our Deferred Compensation Plan is an unfunded plan. Under the plan, officers may irrevocably elect to defer receipt of a portion of their base salary and incentive compensation. A participant's account is credited with imputed interest at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. In addition, participants may elect to receive their company-matching contribution in our Deferred Compensation Plan in lieu of any matching contribution in our 401(k) Savings Plan. For Messrs. Carlile, Bell, and Lovlien (who participate in our defined benefit pension plan), the matching contribution is equal to $0.70 on the dollar up to the first 6% of eligible compensation. For Mr. Toeldte (who does not participate in our defined benefit pension plan), the matching contribution is equal to $0.70 on the dollar up to the first 6% of eligible compensation, plus an additional discretionary match that may vary from year to year. In 2007, the discretionary match was equal to $0.30 on the dollar up to the first 6% of eligible compensation. Participants elect the form and timing of distributions of their deferred compensation balances. Participants may receive payment in cash in a lump sum or in monthly installments over a specified period of years following the termination of their employment with the company.

        None of the Named Executive Officers had withdrawals or distributions under our Deferred Compensation Plan during 2007.

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Balance at Last FYE ($)
W. Thomas Stephens	$—	$—	$—	$—
Thomas E. Carlile	41,475	29,033	12,890	206,304
Alexander Toeldte	79,200	47,220	11,791	202,075
Stanley R. Bell	136,989	27,889	31,340	480,749
Thomas A. Lovlien	53,250	22,365	14,954	238,120
(1)
These amounts are included in the 2007 Salary column of the Summary Compensation Table.

(2)
These amounts are included in the 2007 All Other Compensation column of the Summary Compensation Table.

(3)
The above-market portion of these amounts is included in the 2007 Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table.

Agreements With, and Potential Payments to, Named Executive Officers

        The following summaries provide a description of the agreements the company has entered into with the Named Executive Officers. The following tables reflect an estimate of the compensation the company would have been required to pay in the event of termination of these employees with the company due to:

  •
  Voluntary termination with good reason;

  •
  Involuntary termination without cause;

  •
  For cause termination or voluntary termination without good reason;

  •
  Involuntary termination due to employment agreement not being renewed;

  •
  Death; or

  •
  Disability.

        The amounts shown assume that such termination was effective as of December 31, 2007, and thus include amounts earned by the executive officer through that time. The actual amounts the company would have been required to pay could only have been determined at the time of separation from the company.

W. Thomas Stephens

        The company entered into an Employment Agreement with Mr. Stephens on October 29, 2004, as amended on February 6, 2008, pursuant to which he serves as our chairman and chief executive officer. Pursuant to the terms of the agreement, Mr. Stephens received an initial annual base salary of $1,000,000, which is subject to adjustment at the discretion of our board of directors. In addition to base salary, Mr. Stephens is eligible to receive an annual incentive award up to a maximum of 146% of his annual salary, based upon the achievement of financial and other objective targets as determined by the compensation committee of our board of directors or the board itself. This agreement had an initial expiration date of October 29, 2007. It would then be automatically extended each year thereafter unless either party gave the other party 60 days' written notice prior to the extension date. Neither party gave notice of termination to the other party during 2007, so the term of the agreement was extended to October 29, 2008. Should the company choose not to extend this agreement, Mr. Stephens will be entitled to receive his base salary through the date of expiration, the value of his unused and accrued time off less any advanced time off, and severance in accordance with the company's Executive Officer Severance Pay Policy.

        If Mr. Stephens voluntarily terminates employment with good reason or if he is involuntarily terminated without cause, as defined in the agreement, and subject to his execution of a valid release of employment-related claims, he will be entitled to receive severance pay equal to two times his annual base salary plus his target annual incentive for the year in which the termination occurs. To the extent not already paid, he will receive a lump sum amount equal to the value of his unused and accrued time off less any advanced time off. Mr. Stephens will also receive a lump sum payment equal to (a) 36 times the monthly group premium for healthcare, disability, and accident insurance plans plus (b) three times the annual allowance for financial counseling services. We will also be required to increase Mr. Stephens' total payments under the agreement to cover any excise taxes imposed by the Internal Revenue Service as a result of such payments. Additionally, if Mr. Stephens' employment terminates for any reason other than cause, we will be required to purchase real property in Boise, Idaho, from him for its appraised fair market value, which as of July 2005 was estimated to be $850,000. We also maintain a term life insurance policy on Mr. Stephens' life with a $2,000,000 face amount, which policy is payable to Mr. Stephens' designated beneficiaries.

        Mr. Stephens has the right under the agreement to hold a position on our board of directors for so long as he is employed under the terms of the agreement. The agreement also imposes on Mr. Stephens a permanent confidentiality obligation and a noncompete and nonsolicitation obligation that will continue to be in effect for two years after his employment terminates.

W. Thomas Stephens

Benefit	Voluntary Termination With Good Reason (1)	Involuntary Termination Without Cause (1)	For Cause Termination or Voluntary Termination Without Good Reason (1)	Involuntary Termination Due to Employment Agreement Not Being Renewed (1)	Death (1)	Disability (1)
Base salary (2 × base salary of $1,000,000)	$2,000,000	$2,000,000	$—	$—	$—	$—
Incentive and Performance Plan (2 × target 65% award)	1,300,000	1,300,000	—	—	—	—
Insurance Premiums — Term Life (for 24 months)	24,750	24,750	—	—	—	—
Insurance — Healthcare, Disability, and Accident (for 24 months) (2)	13,449	13,449	—	—	—	—
Financial Counseling (2 × annual allowance) (2)	10,000	10,000	—	—	—	—
Real Property (3)	—	70,143	—	—	—	—
Unused vacation time — 288 hours	138,462	138,462	138,462	138,462	138,462	138,462
Severance — one year (per Executive Officer Severance Pay Policy)	—	—	—	1,000,000	—	—
Excise Tax and Gross Up	1,962,128	1,962,128	—	—	—	—

TOTAL (4)	$5,448,789	$5,518,932	$138,462	$1,138,462	$138,462	$138,462

(1)
Mr. Stephens would have received his base salary through the date of termination.

(2)
Assumes Mr. Stephens' termination was effective as of December 31, 2007, and thus would include amounts owed to Mr. Stephens under his Employment Agreement as it existed at that time.

(3)
Assumes Mr. Stephens' termination was effective as of December 31, 2007, and thus would include amounts owed to Mr. Stephens under his Employment Agreement as it existed at that time. This amount is the incremental cost to the company based on a purchase from Mr. Stephens for $850,000 (appraised fair market value as of July 2005) and a resale to an independent third-party purchaser within six months, minus brokerage fees.

(4)
Total amounts shown are in addition to payments Mr. Stephens would have received under the company's Management Equity Plan and Savings Plan.

Alexander Toeldte

        The company entered into an Offer of Future Employment with Mr. Toeldte on October 1, 2005. Pursuant to the terms of the agreement, Mr. Toeldte is subject to regular performance reviews and is eligible to receive an annual incentive award with a target value of 65% of his base pay. Mr. Toeldte is also eligible for standard benefits offered to officers, which include an annual financial counseling allowance of $5,000 and participation in the company's Deferred Compensation Plan. Mr. Toeldte is eligible to receive the maximum paid time off available to our salaried employees, which is currently 31 days annually. If Mr. Toeldte is involuntarily terminated (other than for disciplinary reasons), he will be eligible to receive the severance benefits set forth in his severance agreement described below.

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

        The company entered into a severance agreement with Mr. Toeldte on October 1, 2005, which was superseded by a new severance agreement dated February 6, 2008. Pursuant to the terms of the agreement, if Mr. Toeldte voluntarily terminates employment with good reason or if he is involuntarily terminated without cause, as defined in the agreement, and subject to his execution of a valid release of employment-related claims, he will be entitled to severance pay equal to two times his annual base salary plus his target annual incentive for the year in which the termination occurs. To the extent not already paid, he will receive a lump sum amount equal to the value of his unused and accrued time off less any advanced time off. Mr. Toeldte will also receive a lump sum payment equal to (a) 36 times the monthly group premium for healthcare, disability, and accident insurance plans plus (b) three times the annual allowance for financial counseling services. The agreement also imposes on Mr. Toeldte confidentiality and nondisparagement provisions, as well as a nonsolicitation provision that will continue to be in effect for one year after his employment terminates.

Alexander Toeldte

Benefit	Voluntary Termination With Good Reason (1)	Involuntary Termination Without Cause (1)	For Cause Termination or Voluntary Termination Without Good Reason (1)	Death (1)	Disability (1)
Base salary (2 × base salary of $500,000)	$1,000,000	$1,000,000	$—	$—	$—
Incentive and Performance Plan (2 × target 65% award)	650,000	650,000	—	—	—
Insurance — Healthcare, Disability, and Accident (for 24 months) (2)	20,901	20,901	—	—	—
Financial Counseling (2 × annual allowance) (2)	10,000	10,000	—	—	—
Unused vacation time — 328 hours	78,846	78,846	78,846	78,846	78,846

TOTAL (3)	$1,759,747	$1,759,747	$78,846	$78,846	$78,846

(1)
Mr. Toeldte would have received his base salary through the date of termination.

(2)
Assumes Mr. Toeldte's termination was effective as of December 31, 2007, and thus would include amounts owed to Mr. Toeldte under his severance agreement as it existed at that time.

(3)
Total amounts shown are in addition to payments Mr. Toeldte would have received under the company's Management Equity Plan, Savings Plan, and Deferred Compensation Plan.

Thomas E. Carlile, Stanley R. Bell, Thomas A. Lovlien

        Prior to Madison Dearborn Partner's acquisition of the forest products assets from OfficeMax in 2004, OfficeMax had entered into agreements with Messrs. Carlile, Bell, and Lovlien to provide for severance benefits if they were terminated after the acquisition. These agreements expired in

October 2007, and new severance agreements have not yet been entered into with these executive officers.

        Following the termination of these severance agreements, Messrs. Carlile, Bell, and Lovlien became subject to the company's Executive Officer Severance Pay Policy. Under the policy, if the executive officer's employment is involuntarily terminated, except if terminated for disciplinary reasons, such executive officer is entitled to receive severance pay equal to one year's base salary. The severance payment is to be made in a lump sum. Also, group insurance coverage will be continued for up to 12 months following the date of termination.

Thomas E. Carlile

Benefit	Voluntary Termination With Good Reason (1)	Involuntary Termination Without Cause (1)	For Cause Termination or Voluntary Termination Without Good Reason (1)	Death (1)	Disability (1)
Base salary (1 × base salary of $460,000)	$—	$460,000	$—	$—	$—
Insurance — Healthcare, Disability, and Accident (for 12 months)	—	6,899	—	—	—
Unused vacation time — 128 hours	28,308	28,308	28,308	28,308	28,308

TOTAL (2)	$28,308	$495,207	$28,308	$28,308	$28,308

(1)
Mr. Carlile would have received his base salary through the date of termination.

(2)
Total amounts shown are in addition to payments Mr. Carlile would have received under the company's Management Equity Plan, Salaried Pension Plan, SUPP, Savings Plan, and Deferred Compensation Plan.

Stanley R. Bell

Benefit	Voluntary Termination With Good Reason (1)	Involuntary Termination Without Cause (1)	For Cause Termination or Voluntary Termination Without Good Reason (1)	Death (1)	Disability (1)
Base salary (1 × base salary of $380,000)	$—	$380,000	$—	$—	$—
Insurance — Healthcare, Disability, and Accident (for 12 months)	—	6,899	—	—	—
Unused vacation time — 232 hours	42,385	42,385	42,385	42,385	42,385

TOTAL (2)	$42,385	$429,284	$42,385	$42,385	$42,385

(1)
Mr. Bell would have received his base salary through the date of termination.

(2)
Total amounts shown are in addition to payments Mr. Bell would have received under the company's Management Equity Plan, Salaried Pension Plan, SUPP, Savings Plan, and Deferred Compensation Plan.

Thomas A. Lovlien

Benefit	Voluntary Termination With Good Reason (1)	Involuntary Termination Without Cause (1)	For Cause Termination or Voluntary Termination Without Good Reason (1)	Death (1)	Disability (1)
Base salary (1 × base salary of $380,000)	$—	$380,000	$—	$—	$—
Insurance — Healthcare, Disability, and Accident (for 12 months)	—	6,287	—	—	—
Unused vacation time — 144 hours	26,308	26,308	26,308	26,308	26,308

TOTAL (2)	$26,308	$412,595	$26,308	$26,308	$26,308

(1)
Mr. Lovlien would have received his base salary through the date of termination.

(2)
Total amounts shown are in addition to payments Mr. Lovlien would have received under the company's Management Equity Plan, Salaried Pension Plan, SUPP, Savings Plan, and Deferred Compensation Plan.

Other Elected Officers

        Prior to Madison Dearborn Partner's acquisition of the forest products assets from OfficeMax in 2004, OfficeMax had entered into agreements with certain of our other elected officers to provide for severance benefits if they were terminated after the acquisition. These agreements expired in October 2007, and new severance agreements have not yet been entered into with these officers.

        Following the termination of these severance agreements, these officers became subject to the company's Executive Officer Severance Pay Policy. Under the policy, if the officer's employment is involuntarily terminated, except if terminated for disciplinary reasons, such officer is entitled to receive severance pay equal to one year's base salary. The severance payment is to be made in a lump sum. Also, group insurance coverage will be continued for up to 12 months following the date of termination.

Supplemental Life Plan

        Messrs. Carlile, Bell, and Lovlien participate in the company's Supplemental Life Plan, which provides them with an insured death benefit during their employment with the company. Officers who participate in the plan may purchase a life insurance policy from a designated insurance carrier, with policy premiums to be paid by the company as described in the plan. The plan provides the officer with a target death benefit equal to two times his or her base salary while employed with the company and a target postretirement death benefit equal to one times his or her final base salary, both of which are less any amount payable under the company's group term life insurance policy.

Compensation of Directors

        Directors who are neither employees of the company nor representatives of the company's two investors, FPH and OfficeMax, receive compensation for their board service. In 2007, that compensation included:

Annual Retainer:	$50,000
Committee Chair Stipend:	$15,000 annually for audit committee chair $10,000 annually for all other committee chairs
Attendance Fees:	$1,500 for each board and committee meeting (attended in person, conducted by telephone, or written consent in lieu of meeting)
Expenses related to attendance

        The following table reflects the fees our four paid directors earned for their service on our board during 2007. None of our four paid directors served as committee chairs during 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)	Total ($)
Hank Brown	$63,500	$14,667	$—	$—	$78,167
William S. Kirsch	71,000	7,600	—	—	78,600
John W. Madigan	69,500	14,667	2,917	—	87,084
Duane C. McDougall	77,000	7,600	—	—	84,600
(1)
On April 3, 2006, Messrs. Brown, Kirsch, Madigan, and McDougall were each granted, at no cost, 400,000 2006 Series C equity units. The 2006 Series C equity units represent the right to participate in the company's profits after the holders of the Series B equity units and 2004 Series C equity units have received a specified threshold return on their investment capital. The terms of these grants are further described in the Director Equity Agreement dated April 3, 2006, and filed with the SEC on April 6, 2006, as Exhibit 99.2 to the company's report on Form 8-K. The amounts shown for Messrs. Brown and Madigan are higher because they were age 65 or older as of December 31, 2006, which resulted in different vesting provisions being applied to their units. In addition, because of this, their performance units were valued at $0.11/unit, while the performance units of Messrs. Kirsch and McDougall were valued at $0.08/unit. The amounts reported for these 2006 Series C equity units reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS No. 123(R), Share-Based Payment. As calculated under SFAS No. 123(R), the grant date fair values of these units were: Hank Brown — $44,000; William S. Kirsch — $38,000; John W. Madigan — $44,000; and Duane C. McDougall — $38,000.

(2)
We do not provide our directors with pension benefits. The amount reported in this column reflects the above-market portion of the interest Mr. Madigan earned on his 2007 deferred compensation.

Directors Deferred Compensation Plan

        We maintain a Directors Deferred Compensation Plan, which allows each director who receives compensation for board service to defer all or a portion of such compensation in a calendar year. Amounts deferred are credited with imputed interest at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. Participants elect the form and timing of distributions of their deferred compensation balances. Participants may receive payment in cash in a lump sum or in annual installments following their service on the board. Mr. Madigan deferred 100% of his 2007 fees under this plan, and he is the only director who has elected to participate in the plan in 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information as of January 31, 2008, regarding the beneficial ownership of our equity units held by:

  •
  Each person that is a beneficial owner of more than 5% of each series of our equity units;

  •
  Each of our Named Executive Officers;

  •
  Each of our directors; and

  •
  All executive officers and directors as a group.

        Beneficial ownership of the equity units listed in the table for Madison Dearborn Partners and members of our management represents such person's proportional interest in our total outstanding equity units of the series shown. Except as noted in the preceding sentence, beneficial ownership of the equity units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each equity holder identified in the table possesses sole voting and investment power over all equity units shown as beneficially owned by such equity holder. Percentage of beneficial ownership is based on our total equity units outstanding of each series as follows:

  •
  Series B equity units — 546,979,022

  •
  2004 Series C equity units — 31,169,411

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

	Series B Equity Units		2004 Series C Equity Units		2006 Series C Equity Units
Name of Beneficial Owner	Number	Percent of Series	Number	Percent of Series	Number	Percent of Series
Principal Equity Holders:
Forest Products Holdings, L.L.C. (1)	437,979,022	80.1%	31,169,411	100%	7,900,000	100%
Madison Dearborn Partners (1)	419,556,601	76.7	—	—	—	—
OfficeMax Incorporated (2)	109,000,000	19.9	—	—	—	—
Named Executive Officers and Directors:
W. Thomas Stephens	4,000,000	*	11,183,000	35.9	—	—
Thomas E. Carlile	850,000	*	2,396,000	7.7	—	—
Alexander Toeldte	280,000	*	—	—	4,500,000	57.0
Stanley R. Bell	740,000	*	1,917,000	6.2	—	—
Thomas A. Lovlien	400,000	*	851,000	2.7	—	—
Zaid F. Alsikafi (3)	—	—	—	—	—	—
Matthew R. Broad (2)	—	—	—	—	—	—
Hank Brown (4)	—	—	—	—	400,000	5.1
William S. Kirsch (5)	250,000	*	—	—	400,000	5.1
John W. Madigan (6)	1,000,000	*	—	—	400,000	5.1
Duane C. McDougall (7)	—	—	—	—	400,000	5.1
Christopher J. McGowan (3)	—	—	—	—	—	—
Samuel M. Mencoff (8)	419,556,601	76.7	—	—	—	—
Thomas S. Souleles (8)	419,556,601	76.7	—	—	—	—
All Executive Officers and Directors as a Group (16 Persons)	427,886,601	78.2	18,256,000	58.6	6,100,000	77.2
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

(4)
The address for Mr. Brown is c/o University of Colorado, 1800 Grant Street, 35 UCA, Denver, Colorado 80203.

(5)
Mr. Kirsch holds the Series B equity units through Provident Mortgage Partners, L.L.C., in which Mr. Kirsch and other family members are the controlling shareholder. Mr. Kirsch's address is c/o Paul, Hastings, Janofsky & Walker, LLP, 191 North Wacker Drive, 30th Floor, Chicago, Illinois 60606.

(6)
Mr. Madigan is an investor in FPH, and the Series B equity units listed in the table represent Mr. Madigan's proportionate ownership interest in the units held by FPH. Mr. Madigan does not exercise voting or investment power over any of the units held by FPH. Mr. Madigan's address is 435 North Michigan Avenue, Suite 702, Chicago, Illinois 60611.

(7)
The address for Mr. McDougall is 876 Northshore Road, Lake Oswego, Oregon 97034.

(8)
Mr. Mencoff is a co-CEO and Mr. Souleles is a managing director of MDP, which is the ultimate sole general partner of MDP IV, which controls FPH. As a result, Messrs. Mencoff and Souleles may be deemed to share beneficial ownership of the units owned by FPH. Messrs. Mencoff and Souleles expressly disclaim beneficial ownership of the units owned by FPH except to the extent of their pecuniary interest therein. The address of Messrs. Mencoff and Souleles is

  c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 3800, 70 West Madison Street, Chicago, Illinois 60602.

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

        Under the Asset Purchase Agreement, OfficeMax indemnifies us for specified pre-Forest Products Acquisition liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities. The agreement also contains customary representations, warranties, and covenants, including an obligation by OfficeMax to indemnify us for any breaches of its representations, warranties, and covenants. OfficeMax's indemnification obligations with respect to such breaches generally survived until April 29, 2006, with indemnification obligations with respect to breaches relating to employee and environmental law matters surviving until October 29, 2009. OfficeMax's indemnification obligations for breaches of representations, warranties, and covenants are, with certain exceptions, subject to a deductible of $20.7 million and an aggregate cap of $248.9 million. To date, neither the deductible nor the aggregate cap has been depleted materially.

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

Additional Consideration Agreement With OfficeMax

        In connection with the Forest Products Acquisition, we entered into a six-year agreement with OfficeMax. Under the agreement, OfficeMax will pay us $710,000 for each dollar by which the average market price per ton of a specified benchmark grade of cut-size office paper during each 12-month period ending on the anniversary of the closing of the Forest Products Acquisition, or the annual paper price, is less than $800 per ton. In addition, we will pay $710,000 to OfficeMax for each dollar by which the annual paper price exceeds $920 per ton. Neither party will be obligated to make payments under the agreement (i) in excess of $45.0 million in any one year or (ii) in excess of $125.0 million in the aggregate during the first four years following the closing, $115.0 million in the aggregate if the determination is made during the fifth year following the closing, and $105.0 million in the aggregate if the determination is made during the sixth year following the closing, in each case net of payments received (the Maximum Aggregate Consideration). If a party has paid the Maximum Aggregate Consideration during the first four years following the closing, the party will not be entitled to recoup in years five or six the amount previously paid in excess of the Maximum Aggregate Consideration applicable in years five and six. This agreement will expire as of the earliest of (i) six years after the closing, (ii) the sale of 50% or more of the outstanding common equity (as measured on October 29, 2004) of Boise Cascade, L.L.C., our subsidiary, in an underwritten public offering, (iii) the sale or transfer by Boise Cascade, L.L.C., of more than 50% of its common equity in Boise White Paper, L.L.C. (the subsidiary that operates our Paper business), and (iv) termination by either party upon a payment default by the other party not cured within 30 days. If the Aldabra transaction is consummated, the Additional Consideration Agreement will be terminated by its terms; and consequently, we will neither receive payments from, nor make payments to, OfficeMax under this agreement.

        After each anniversary of the closing, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. Based on paper prices during the third anniversary period ended October 29, 2007, we paid OfficeMax $32.5 million under the Additional Consideration Agreement, which increased goodwill in our Paper segment. Pursuant to the Additional Consideration Agreement, the payment was treated as an adjustment to the purchase price and, therefore, was not be reported in our Consolidated Statement of Income but will be included in EBITDA for purposes of certain covenants under our debt agreements.

Securityholders Agreement With OfficeMax

        In connection with the Forest Products Acquisition, we entered into a Securityholders Agreement with OfficeMax. This agreement describes the rights and responsibilities regarding OfficeMax's equity ownership in Boise Cascade Holdings, L.L.C. Specifically, under the agreement, OfficeMax has the right to appoint one director to our board of directors. The agreement also requires that OfficeMax obtain our consent before transferring its equity interest in our company. The agreement grants "tag-along" rights, which entitle OfficeMax to participate in sales of equity interests to third parties. In addition, the agreement grants "drag-along" rights, which entitle OfficeMax to require the other equity holders to participate in sales of all or substantially all of the equity interests in our company. If we propose to issue additional equity securities, we will generally be required to offer OfficeMax a pro rata portion of the securities issued in such a transaction. The agreement will terminate in a liquidation or dissolution of the company, in an initial public offering, or in a sale of all or substantially all of the company's stock or assets.

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

        As a result of the merger transaction, FPH and OfficeMax were deemed to have used the loan repayment proceeds to make an additional investment in the equity of our company. OfficeMax, the sole holder of our Series A equity units, used approximately $34.8 million to make an additional investment in our Series A equity units. FPH and OfficeMax used an aggregate of $245.6 million to make an additional investment in our Series B equity units. After the purchase, FPH and OfficeMax continued to hold 80.1% and 19.9%, respectively, of our Series B equity units, and the number of equity units held remained the same.

Amounts Paid to Madison Dearborn

        At the closing of the Forest Products Acquisition, Madison Dearborn received a fee of $40 million. Madison Dearborn may be paid additional fees from time to time in the future for providing management, consulting, or advisory services and will be reimbursed for all future expenses incurred in connection with its investment in us.

Other

        For a description of other relationships the company has with its directors and executive officers, refer to "Item 10. Directors, Executive Officers, and Corporate Governance" of this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        KPMG LLP (KPMG) provides our audit committee with an engagement letter outlining the scope of proposed audit services for the fiscal year. The audit committee reviews the engagement letter and, if agreed to by the committee members, accepts it at the committee's February meeting.

        In addition to its audit services for the annual financial statements, KPMG provides the company with other audit-related services (such as financial assurance agreed-upon procedure reports and technical accounting research and consultation). Management submits to the audit committee a list of proposed audit-related and other nonaudit services and associated fees that it recommends be provided by KPMG for the fiscal year. Management and KPMG each confirm to the committee that all the services on the list are permissible under applicable legal requirements. The committee reviews the proposed services and fees and, if agreed to by committee members, approves those services and associated fees. KPMG periodically informs the audit committee of the services it provides pursuant to this approval process.

        KPMG must ensure that the audit committee has preapproved all audit and nonaudit services. Our vice president and controller is responsible for tracking KPMG's audit fees against the budget for such services and reports at least annually to the audit committee.

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

        Based on this review, the committee believes that KPMG's provision of nonaudit services is compatible with maintaining its independence.

        The following table sets out the various fees for services provided by KPMG. The audit committee preapproved all of these services.

Fees Paid to the Independent Accountant

	Amounts
Description	2007	2006
Audit fees (a)	$2,082,000	$2,430,000
Audit-related fees (b)	33,000	323,000
Tax fees (c)	—	—
All other fees (d)	—	—
(a)
Professional audit services include KPMG's audit of the company's annual consolidated financial statements for 2007 and 2006; its review of the consolidated financial statements included in the company's Forms 10-Qs; its audit of the company's subsidiary annual consolidated financial statements; assistance with registration statements, comfort letters, consents, and other services pertaining to SEC matters; and consultation on accounting standards.

(b)
Audit-related fees include attestation and other services traditionally performed by the registrants' independent accountants (such as audits of employee benefit plans of the company and certain agreed-upon procedures reports for environmental assurance letters).

(c)
None.

(d)
None.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this Form 10-K:

(1)
Consolidated Financial Statements

    The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm are presented in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

    •
    Consolidated Balance Sheets as of December 31, 2007 and 2006.

    •
    Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005.

    •
    Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005.

    •
    Consolidated Statements of Capital for the years ended December 31, 2007, 2006, and 2005.

    •
    Notes to Consolidated Financial Statements.

    •
    Report of Independent Registered Public Accounting Firm.

  (2)
  Financial Statement Schedules

    All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Dated: February 19, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Capacity
(i)	Principal Executive Officer:
	/s/ W. Thomas Stephens W. Thomas Stephens	Chief Executive Officer
(ii)	Principal Financial Officer:
	/s/ Thomas E. Carlile Thomas E. Carlile	Senior Vice President and Chief Financial Officer
(iii)	Principal Accounting Officer:
	/s/ Samuel K. Cotterell Samuel K. Cotterell	Vice President and Controller
(iv)	Directors:
	/s/ W. Thomas Stephens W. Thomas Stephens	/s/ John W. Madigan John W. Madigan
	/s/ Zaid F. Alsikafi Zaid F. Alsikafi	/s/ Duane C. McDougall Duane C. McDougall
	/s/ Matthew R. Broad Matthew R. Broad	/s/ Christopher J. McGowan Christopher J. McGowan
	/s/ Hank Brown Hank Brown	/s/ Samuel M. Mencoff Samuel M. Mencoff
	/s/ William S. Kirsch William S. Kirsch	/s/ Thomas S. Souleles Thomas S. Souleles

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed or Furnished With the Annual Report on Form 10-K for the Year Ended December 31, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C., and Boise Land & Timber Corp., as amended by First Amendment to Asset Purchase Agreement dated October 23, 2004, and as further amended by Second Amendment to Asset Purchase Agreement dated October 28, 2004	S-1 Amend. No. 3	333-122770	2.1	5/2/05
2.2	Purchase and Sale Agreement dated December 21, 2004, between Boise Land & Timber Corp., Boise Cascade, Meriwether Investments LLC, Forest Products Holdings, L.L.C., and Forest Capital Partners, LLC	S-1 Amend. No. 3	333-122770	2.2	5/2/05
2.3	Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	2.1	9/13/07
2.4	Amendment No. 1 (dated October 18, 2007) to Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	2.1	10/24/07
2.5	Certificate of Conversion from a Domestic Corporation to a Limited Liability Company	8-K	333-122770	2.1	12/27/05
3.1	Certificate of Formation of Boise Cascade Holdings, L.L.C., dated December 20, 2005	8-K	333-122770	3.1	12/27/05
3.2	Second Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C., dated as of November 10, 2006	8-K	333-122770	3.1	11/16/06
3.3	Certificate of Formation of Boise Cascade, L.L.C., dated July 26, 2004	S-4	333-125768	3.3	6/13/05
3.4	Operating Agreement of Boise Cascade, L.L.C., effective September 20, 2004	S-4	333-125768	3.4	6/13/05

3.5	Certificate of Incorporation of Boise Cascade Finance Corporation dated September 15, 2004	S-4	333-125768	3.5	6/13/05
3.6	Bylaws of Boise Cascade Finance Corporation	S-4	333-125768	3.6	6/13/05
3.7	Certificate of Incorporation of Boise Land & Timber Corp. dated July 26, 2004	S-4	333-125768	3.9	6/13/05
3.8	Bylaws of Boise Land & Timber Corp.	S-4	333-125768	3.10	6/13/05
3.9	Certificate of Formation of Boise White Paper, L.L.C.	S-4	333-125768	3.11	6/13/05
3.10	Operating Agreement of Boise White Paper, L.L.C., effective September 20, 2004	S-4	333-125768	3.12	6/13/05
3.11	Certificate of Formation of Boise Packaging & Newsprint, L.L.C., dated August 6, 2004	S-4	333-125768	3.13	6/13/05
3.12	Operating Agreement of Boise Packaging & Newsprint, L.L.C., effective September 20, 2004	S-4	333-125768	3.14	6/13/05
3.13	Certificate of Formation of Boise Building Solutions Manufacturing, L.L.C., dated August 6, 2004	S-4	333-125768	3.15	6/13/05
3.14	Operating Agreement of Boise Building Solutions Manufacturing, L.L.C., effective September 20, 2004	S-4	333-125768	3.16	6/13/05
3.15	Certificate of Formation of Boise Building Solutions Distribution, L.L.C., dated August 26, 2004	S-4	333-125768	3.17	6/13/05
3.16	Operating Agreement of Boise Building Solutions Distribution, L.L.C., effective September 20, 2004	S-4	333-125768	3.18	6/13/05
3.17	Certificate of Amendment to the Certificate of Incorporation of Boise Aviation Holdings, Inc., dated September 8, 2004 (changing name to Boise Building Solutions Manufacturing Holdings Corp.)	S-4	333-125768	3.19	6/13/05
3.18	Bylaws of Boise Building Solutions Manufacturing Holdings Corp.	S-4	333-125768	3.20	6/13/05
3.19	Amended and Restated Certificate of Incorporation of BC Chile Investment Corporation dated October 27, 2004	S-4	333-125768	3.21	6/13/05
3.20	Amended and Restated Bylaws of BC Chile Investment Corporation	S-4	333-125768	3.22	6/13/05

3.21	Amended and Restated Certificate of Incorporation of BC Brazil Investment Corporation dated October 27, 2004	S-4	333-125768	3.23	6/13/05
3.22	Amended and Restated Bylaws of BC Brazil Investment Corporation	S-4	333-125768	3.24	6/13/05
3.23	Certificate of Amendment to the Certificate of Incorporation of Boise Cascade Transportation, Inc., dated September 8, 2004 (changing name to Boise White Paper Holdings Corp.)	S-4	333-125768	3.25	6/13/05
3.24	Bylaws of Boise White Paper Holdings Corp.	S-4	333-125768	3.26	6/13/05
3.25	Amended and Restated Articles of Incorporation to the Certificate of Amendment of Minnesota, Dakota & Western Railway Company dated October 27, 2004	S-4	333-125768	3.27	6/13/05
3.26	Amended and Restated Bylaws of Minnesota, Dakota & Western Railway Company	S-4	333-125768	3.28	6/13/05
3.27	Amended and Restated Certificate of Incorporation of International Falls Power Company dated October 27, 2004	S-4	333-125768	3.29	6/13/05
3.28	Amended and Restated Bylaws of International Falls Power Company	S-4	333-125768	3.30	6/13/05
3.29	Amended and Restated Certificate of Incorporation of BC China Corporation dated October 27, 2004	S-4	333-125768	3.31	6/13/05
3.30	Amended and Restated Bylaws of BC China Corporation	S-4	333-125768	3.32	6/13/05
3.31	Certificate of Incorporation of Boise Cascade Transportation Holdings Corp. dated September 1, 2004	S-4	333-125768	3.33	6/13/05
3.32	Bylaws of Boise Cascade Transportation Holdings Corp.	S-4	333-125768	3.34	6/13/05
3.33	Amended and Restated Certificate of Incorporation of BCT, Inc., dated October 27, 2004	S-4	333-125768	3.35	6/13/05
3.34	Amended and Restated Bylaws of BCT, Inc.	S-4	333-125768	3.36	6/13/05
3.35	Certificate of Incorporation of Bemis Corporation dated July 25, 2006	10-K	333-122770	3.35	3/1/07
3.36	Bylaws of Bemis Corporation	10-K	333-122770	3.36	3/1/07

3.37	Certificate of Amendment to the Certificate of Incorporation of Birch Creek Funding Corporation dated December 12, 2006 (changing name to Boise White Paper Sales Corp.)	10-K	333-122770	3.37	3/1/07
3.38	Bylaws of Boise White Paper Sales Corp. (formerly Birch Creek Funding Corporation)	10-K	333-122770	3.38	3/1/07
4	Indenture dated October 29, 2004, between Boise Cascade, L.L.C., Boise Cascade Finance Corporation, Boise Cascade Holdings, L.L.C., as Guarantor, the other Guarantors named therein, and U.S. Bank National Association, as Trustee	S-1	333-122770	4.3	2/11/05
9	None
10.1	Additional Consideration Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated) and Boise Cascade	S-1	333-122770	10.1	2/11/05
10.2(a)	Amended and Restated Paper Purchase Agreement dated April 28, 2004, between Boise White Paper, L.L.C., and Boise Cascade Corporation (now OfficeMax Incorporated), together with the Assignment Assumption and Consent Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	S-1 Amend. No. 1	333-122770	10.2	4/4/05
10.3	Registration Rights Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	S-1	333-122770	10.5	2/11/05
10.4	Rescission Agreement dated December 20, 2005, between Boise Cascade, Boise Land & Timber Holdings Corp., OfficeMax Incorporated, Kooskia Investment Corporation, and Forest Products Holdings, L.L.C.	8-K	333-122770	99.1	12/27/05

10.5	Amendment and Restatement Agreement dated as of May 3, 2007, between Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent; Including form of Third Amended and Restated Credit Agreement dated as of May 3, 2007, between Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	333-122770	10.2	5/9/07
10.6	Guarantee and Collateral Agreement dated October 29, 2004, between Boise Cascade Holdings, L.L.C., Boise Land & Timber Holdings Corp., Boise Cascade, L.L.C., Boise Land & Timber Corp., certain of the subsidiaries of Boise Cascade, L.L.C., and Boise Land & Timber Corp. as identified therein, and JPMorgan Chase Bank, as Collateral Agent	S-1	333-122770	10.7	2/11/05
10.7	Intercompany Promissory Note dated February 4, 2005, in the original principal amount of $264,798,660.05 made by Boise Cascade in favor of Boise Land & Timber Corp.	S-1	333-122770	10.9	2/11/05
10.8	Installment Notes dated October 29, 2004, in original principal amounts totaling $1,635,000,000 made by Boise Land & Timber, L.L.C., and Boise Land & Timber II, L.L.C., each a wholly-owned subsidiary of Boise Land & Timber Corp., in favor of each of Boise Cascade Corporation (now OfficeMax Incorporated) and Boise Southern Company	S-1	333-122770	10.10	2/11/05
10.9	Securityholders Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	8-K	333-122770	10.2	8/2/05
10.10	Restructuring Agreement and Amendment No. 1 to Securityholders Agreement dated as of November 10, 2006, between Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., Boise Land & Timber Holdings Corp., Boise Land & Timber Corp., OfficeMax Incorporated, Kooskia Investment Corporation, and Forest Products Holdings, L.L.C.	8-K	333-122770	99.1	11/16/06

10.11	Transfer and Administration Agreement (for securitization of receivables) dated October 26, 2005, between Boise Cascade, several of its subsidiaries including Birch Creek Investments, L.L.C., Bank of America, National Association, Calyon New York Branch, and certain other investors named in such Agreement	8-K	333-122770	10.1	11/1/05
10.12	Form of Contingent Value Rights Agreement among Terrapin Partners Venture Partnership, Boise Cascade, L.L.C., Aldabra 2 Acquisition Corp., and Certain Institutional Shareholders	8-K	333-122770	99.1	2/7/08
10.13+	Employment Agreement dated October 29, 2004, between Boise Cascade and W. Thomas Stephens	S-1	333-122770	10.11	2/11/05
10.14+	First Amendment to Employment Agreement dated February 6, 2008, between Boise Cascade and W. Thomas Stephens					X
10.15+	Offer of Future Employment dated October 1, 2005, by Boise Cascade to Alexander Toeldte	8-K	333-122770	10.1	10/6/05
10.16+	Foreign Service Policy (Relocation) Agreement dated October 1, 2005, between Boise Cascade and Alexander Toeldte	8-K	333-122770	10.2	10/6/05
10.17+	Severance Agreement dated February 6, 2008, between Boise Cascade and Alexander Toeldte					X
10.18+	Executive Officer Severance Pay Policy, as amended through November 1, 2007	8-K	333-122770	99.1	11/2/07
10.19+	Boise Cascade Supplemental Pension Plan, as amended through December 12, 2007	8-K	333-122770	99.2	12/18/07
10.20+	Boise Cascade Supplemental Early Retirement Plan for Executive Officers, as amended through December 12, 2007	8-K	333-122770	99.3	12/18/07
10.21+	Boise Cascade Supplemental Life Plan, as amended December 19, 2006	10-K	333-122770	10.20	3/1/07
10.22+	Boise Cascade Supplemental Healthcare Plan for Executive Officers, effective October 29, 2004	S-1	333-122770	10.19	2/11/05
10.23+	Boise Cascade Financial Counseling Program, as amended through December 12, 2007	8-K	333-122770	99.4	12/18/07
10.24+	Boise Incentive and Performance Plan, effective October 29, 2004	S-1	333-122770	10.16	2/11/05

10.25+	2007 Annual Incentive Award Notifications with respect to Boise Incentive and Performance Plan	10-Q	333-122770	10.1	5/9/07
10.26+	Boise Cascade 2004 Deferred Compensation Plan, as amended through December 12, 2007	8-K	333-122770	99.1	12/18/07
10.27+	Boise Cascade Directors Deferred Compensation Plan, as amended through December 12, 2007					X
10.28+	Management Equity Agreement dated November 29, 2004, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	S-1 Amend. No. 3	333-122770	10.25	5/2/05
10.29+	Management Equity Agreement dated April 3, 2006, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K	333-122770	99.1	4/6/06
10.30+	Director Equity Agreement dated April 3, 2006, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K	333-122770	99.2	4/6/06
10.31+	Directors Compensation Summary Sheet	8-K	333-122770	10.1	8/2/05
11	Inapplicable
12	Ratio of Earnings to Fixed Charges					X
13	None
14(b)	Boise Cascade Code of Ethics
16	None
18	None
21	Boise Cascade Subsidiaries					X
22	Inapplicable
23	Inapplicable
24	Inapplicable
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Inapplicable
33	Inapplicable
34	Inapplicable
35	Inapplicable
99	None
100	Inapplicable
+
Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

(a)
Confidential information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 406 of the Securities Act of 1933, as amended.

(b)
Our Code of Ethics can be found on our website (www.bc.com) by clicking on "About Boise" and then "Code of Ethics."

QuickLinks

Boise Cascade Holdings, L.L.C. Consolidated Statements of Income
Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets
Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (continued)
Boise Cascade Holdings, L.L.C. Consolidated Statements of Cash Flows
Boise Cascade Holdings, L.L.C. Consolidated Statements of Capital
  1. Summary of Significant Accounting Policies
  2. Sale of Our Paper and Packaging & Newsprint Assets
  3. Merger With Boise Land & Timber Holdings Corp.
  4. Transactions With Related Parties
  5. Other (Income) Expense, Net
  6. Leases
  7. Income Taxes
  8. Receivables
  9. Goodwill and Intangible Assets
  10. Asset Retirement Obligations
  11. Debt
  12. Financial Instruments
  13. Retirement and Benefit Plans
Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Income (Loss) For the Year Ended December 31, 2007
Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Income (Loss) For the Year Ended December 31, 2006
Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Income (Loss) For the Year Ended December 31, 2005
Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2007
Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2007 (continued)
Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2006
Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2006 (continued)
Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2007
Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2006
Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2005
Report of Independent Registered Public Accounting Firm
W. Thomas Stephens
Alexander Toeldte
Thomas E. Carlile
Stanley R. Bell
Thomas A. Lovlien
SIGNATURES
BOISE CASCADE HOLDINGS, L.L.C. INDEX TO EXHIBITS Filed or Furnished With the Annual Report on Form 10-K for the Year Ended December 31, 2007