Form 10-Q
period 2008-03-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2008-05-08
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number:  333-122770

Boise Cascade Holdings, L.L.C. (Exact name of registrant as specified in its charter)

Delaware	20-1478587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Jefferson Street Suite 300 Boise, Idaho 83702-5389 (Address of principal executive offices) (Zip Code)

(208) 384-6161
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The registrant, a limited liability company, has no voting or nonvoting equity held by nonaffiliates and no common stock outstanding. Equity units issued and outstanding on April 30, 2008, were as follows:

Series	Units Outstanding as of April 30, 2008
Series A Common Units	66,000,000
Series B Common Units	540,178,763
Series C Common Units	22,784,727

These units are neither registered nor publicly traded.

Table of Contents

PART I—FINANCIAL INFORMATION

ii

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

iii

PART 1—FINANCIAL INFORMATION

ITEM 1.             CONSOLIDATED FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended March 31
	2008	2007

	(thousands)
Sales
Trade	$880,800	$1,163,173
Related parties	95,782	157,795
	976,582	1,320,968

Costs and expenses
Materials, labor, and other operating expenses	886,838	1,156,899
Depreciation, amortization, and depletion	10,035	40,360
Selling and distribution expenses	63,365	68,408
General and administrative expenses	15,630	19,495
Gain on sale of Paper and Packaging & Newsprint Assets	(8,063)	—
Other (income) expense, net	(942)	2,546
	966,863	1,287,708

Income from operations	9,719	33,260

Equity in net loss of affiliate	(8,552)	—
Foreign exchange gain (loss)	(613)	242
Change in fair value of contingent value rights	(4,773)	—
Change in fair value of interest rate swaps	(6,284)	—
Interest expense	(15,381)	(22,343)
Interest income	2,601	601
	(33,002)	(21,500)

Income (loss) before income taxes	(23,283)	11,760
Income tax provision	(1,155)	(1,223)
Net income (loss)	$(24,438)	$10,537

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	March 31, 2008	December 31, 2007

	(thousands)
ASSETS

Current
Cash and cash equivalents	$151,100	$57,623
Restricted cash	183,290	—
Receivables
Trade, less allowances of $1,906 and $1,664	161,764	115,209
Related parties	7,172	9
Other	9,107	7,458
Inventories	334,906	342,015
Assets held for sale	—	1,853,039
Other	7,803	5,426
	855,142	2,380,779

Property
Property and equipment, net	306,417	313,117
Fiber farms and deposits	25,890	24,010
	332,307	337,127

Investment in equity affiliate	268,873	—
Note receivable from related party	58,793	—
Deferred financing costs	11,703	23,074
Goodwill	12,170	12,170
Intangible assets, net	9,563	9,668
Other assets	9,057	11,374
Total assets	$1,557,608	$2,774,192

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

(unaudited)

	March 31, 2008	December 31, 2007

	(thousands)
LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$10,500
Current portion of long-term debt	160,000	47,250
Accounts payable
Trade	154,902	141,459
Related parties	9,587	43
Accrued liabilities
Compensation and benefits	36,464	36,909
Interest payable	13,418	7,140
Other	83,977	29,959
Liabilities related to assets held for sale	—	331,636
	458,348	604,896

Debt
Long-term debt, less current portion	304,224	1,113,313

Other
Compensation and benefits	43,508	46,981
Other long-term liabilities	10,587	17,097
	54,095	64,078

Redeemable equity units
Series B equity units – 9,822,162 units and 16,622,421 units outstanding	9,891	16,992
Series C equity units – 22,784,727 units and 39,069,411 units outstanding	6,317	9,489
	16,208	26,481

Commitments and contingent liabilities

Capital
Series A equity units – no par value; 66,000,000 units authorized and outstanding	76,332	78,463
Series B equity units – no par value; 550,000,000 units authorized and 530,356,601 units outstanding	648,401	876,693
Series C equity units – no par value; 44,000,000 units and 44,000,000 units authorized	—	10,268
Total capital	724,733	965,424

Total liabilities and capital	$1,557,608	$2,774,192

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31
	2008	2007
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(24,438)	$10,537
Items in net income (loss) not using (providing) cash
Equity in net loss of affiliate	8,552	—
Depreciation, depletion, and amortization of deferred financing costs and other	10,378	40,084
Related-party interest income	(986)	—
Deferred income taxes	54	493
Pension and other postretirement benefit expense	5,007	6,066
Change in fair value of contingent value rights	4,773	—
Change in fair value of interest rate swaps	6,284	—
Management equity units expense	347	822
(Gain) loss on sale of assets, net	(10,972)	999
Other	579	194
Decrease (increase) in working capital, net of dispositions
Receivables	(75,192)	(56,662)
Inventories	12,765	(20,309)
Prepaid expenses	(1,646)	4,234
Accounts payable and accrued liabilities	21,143	19,466
Pension and other postretirement benefit payments	(20,716)	(339)
Current and deferred income taxes	1,403	771
Other	(155)	4,397
Cash provided by (used for) operations	(62,820)	10,753

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	1,227,327	3,384
Expenditures for property and equipment	(18,219)	(47,242)
Increase in restricted cash	(183,290)	—
Other	(1,019)	166
Cash provided by (used for) investment	1,024,799	(43,692)

Cash provided by (used for) financing
Issuances of long-term debt	229,224	100,000
Payments of long-term debt	(925,563)	(40,000)
Short-term borrowings	(10,500)	(3,200)
Tax distributions to members	(127,342)	(2,753)
Repurchase of management equity units	(18,289)	(94)
Cash paid for termination of interest rate swaps	(11,918)	—
Other	(4,114)	(7)
Cash provided by (used for) financing	(868,502)	53,946

Increase in cash and cash equivalents	93,477	21,007

Balance at beginning of the period	57,623	45,169

Balance at end of the period	$151,100	$66,176

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2006	66,000	$78,290	530,357	$724,988	—	$11,655	$814,933

Net income (a)	—	—	—	127,697	—	—	127,697
Other comprehensive income (loss), net of tax (a) (b)
Cash flow hedges	—	—	—	(3,070)	—	—	(3,070)
Unfunded accumulated benefit obligation	—	—	—	33,705	—	—	33,705
Paid-in-kind dividend	—	5,770	—	(5,770)	—	—	—
Tax distributions to members	—	(5,597)	—	(1,803)	—	—	(7,400)
Allocation of profit interest to Series C equity units	—	—	—	1,387	—	(1,387)	—
Fair market value adjustment of mature equity units
Other	—	—	—	(441)	—	—	(441)
Balance at December 31, 2007 (c)	66,000	$78,463	530,357	$876,693	—	$10,268	$965,424

Net loss (a)	—	—	—	(24,438)	—	—	(24,438)
Other comprehensive loss, net of tax (a) (b)
Cash flow hedges	—	—	—	(133)	—	—	(133)
Unfunded accumulated benefit obligation	—	—		(35,980)	—	—	(35,980)
Paid-in-kind dividend	—	1,559	—	(1,559)	—	—	—
Tax distributions to members	—	(3,690)	—	(172,561)	—	—	(176,251)
Allocation of profit interest from Series C equity units	—	—	—	10,268	—	(10,268)	—
Fair market value adjustment of mature equity units	—	—	—	(6,272)	—	—	(6,272)
Other	—	—	—	2,383	—	—	2,383
Balance at March 31, 2008 (c)	66,000	$76,332	530,357	$648,401	—	$—	$724,733

(a)                                  Total comprehensive income (loss) for the three months ended March 31, 2008 and 2007, was $(60.6) million and $16.5 million, respectively.

(b)                                 Total other comprehensive income (loss) for the three months ended March 31, 2008 and 2007, was $(36.1) million and $6.0 million, respectively.

(c)                                  Accumulated other comprehensive income (loss) at March 31, 2008, and December 31, 2007, was $35.0 million and $71.1 million, respectively.

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the name “Boise Cascade” as part of the Forest Products Acquisition.

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold the Paper and Packaging & Newsprint assets and most of our Corporate and Other assets (the Sale), to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. With the Sale, we are now a focused wood products manufacturing and building products distribution company that remains headquartered in Boise, Idaho. We produce quality wood products and manage a nationwide building materials distribution network. After the Sale, we operate our business in the following three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. See Note 19, Segment Information, for additional information about our reportable segments.

As used in these consolidated financial statements, the terms “BC Holdings” and “we” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. The 49% equity interest that we own in Boise Inc. represents a significant continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the financial data in this report includes the results of the Paper and Packaging & Newsprint segments through February 21, 2008, and we did not define the sold assets as discontinued operations.

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. Net income for the three months ended March 31, 2008 and 2007, involved estimates and accruals. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year.

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation.

2.                                      Sale of Our Paper and Packaging & Newsprint Assets

On February 22, 2008, Boise Cascade, L.L.C., completed the Sale for $1,277.2 million of cash consideration, $277.4 million of net stock consideration, and a $41.0 million promissory note receivable. After the Sale, the note receivable from Boise Inc. increased $16.8 million for preliminary working capital adjustments. Final working capital adjustments will be made in second quarter 2008. To the extent that interest on the note is not paid in cash, the interest accumulates and is added to the principal amount of the note. For more information, see Note 4, Transactions With Related Parties. In connection with the Sale, we generated a $15.8 million gain, of which we recognized $8.1 million in our Consolidated Statement of Loss, and in accordance with Emerging Issues Task Force (EITF) No. 01-02, Interpretations of Accounting Principles Board (APB) Opinion No. 29, we deferred $7.7 million of the gain as a reduction of our investment in Boise Inc.

Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we are a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. We account for our interest in Boise Inc. using the equity method of accounting. We valued the stock consideration received based on the February 21, 2008, closing Boise Inc. stock price of $8.56. We reduced the value of the stock consideration received by a 12% discount for a lack of marketability since the stock delivered as consideration was not registered for resale and by a $7.7 million gain deferred in connection with the Sale. We will realize the deferred gain when we reduce our investment in Boise Inc. See Note 12, Investment in Equity Affiliate, for more information.

Any future disposition of the shares of Boise Inc. and the promissory note received as partial consideration for the Sale is governed by the terms of our senior subordinated notes indenture, including the asset disposition provisions, which may require us to repay senior indebtedness, reinvest the proceeds in our business, or tender for all, or a portion of, the outstanding notes at par.

Use of Transaction Proceeds

With the proceeds from the Sale, we repaid $925.6 million of our debt. In addition, we initiated a tender offer for $160 million of our 7.125% senior subordinated notes. At March 31, 2008, the $160 million was recorded as “Restricted cash” on our Consolidated Balance Sheet. On April 15, 2008, we redeemed the $160 million of notes. In addition to repaying a substantial amount of our indebtedness, in first quarter 2008, we paid $11.9 million to unwind all of our interest rate swaps.

We make cash distributions to permit the members of BC Holdings and affiliates to pay their taxes. On February 22, 2008, we accrued $200 million for estimated tax distributions payable to our equity holders related to the estimated net taxable gain on the Sale. In connection with the Sale, we distributed $120 million of tax distributions to our equity holders. We expect to make additional gain-related tax distributions during the remainder of the year or first quarter 2009.

In connection with the transaction, approximately 75 participants in our Management Equity Plan terminated employment with us. These employees collectively held 6.6 million Series B and 16.1 million Series C units. After the transaction, we paid $18.3 million to repurchase their equity units. In addition, we also currently expect to pay approximately $4.2 million under the deferred compensation agreements for employees terminated in connection with the transaction. Of the $4.2 million, we recorded $2.6 million in “Accrued liabilities, Compensation and benefits” and $1.6 million in “Other, Compensation and benefits” on our Consolidated Balance Sheet at March 31, 2008.

Pro Forma

The following pro forma financial information was derived from the unaudited quarterly financial statements of BC Holdings. The pro forma financial information gives effect to the Sale as if it were consummated on January 1, 2007. The pro forma financial information is intended for informational purposes only and is not necessarily indicative of the results of operations that may have actually occurred if the Sale had been consummated on January 1, 2007, or the operating results that may be obtained in the future.

	Three Months Ended March 31
	2008	2007
	(thousands)

Sales	$630,032	$771,288

Net income (loss) (a)	$(45,733)	$3,607

(a)                                  The pro forma net loss for the three months ended March 31, 2008, includes $13.2 million of pro forma losses related to our 49% equity interest in Boise Inc.; $6.3 million of expense related to changes in the fair value of our interest rate swaps, which were terminated in February 2008; and $4.8 million of expense related to the fair value of the contingent value rights that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors.

3.                                      Assets and Liabilities Held for Sale

In September 2007, in anticipation of the Sale, we reclassified the assets and liabilities of our Paper and Packaging & Newsprint segments, as well as some of the assets and liabilities included in our Corporate and Other segment, to “Assets held for sale” and “Liabilities related to assets held for sale” on our Consolidated Balance Sheet and stopped depreciating and amortizing those assets. As discussed above, we sold these assets to Boise Inc. on February 22, 2008. The three months ended March 31, 2008, included approximately $16.7 million of lower depreciation and amortization expense as a result of discontinuing depreciation and amortization on the assets recorded as held for sale. Of the $16.7 million of lower depreciation and amortization expense, $9.4 million related to our Paper segment, $6.9 million related to our Packaging & Newsprint segment, and $0.4 million related to our Corporate and Other segment.

The carrying amounts of the major classes of assets and liabilities classified as “Assets held for sale” and “Liabilities related to assets held for sale” on our December 31, 2007, Consolidated Balance Sheet were as follows:

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

4.                                      Transactions With Related Parties

Sales

During each of the periods presented, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the three months ended March 31, 2008 and 2007, sales to OfficeMax were $90.1 million and $157.8 million, respectively. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

During the three months ended March 31, 2008, we sold $4.2 million and $1.5 million of fiber to Boise Inc. and Louisiana Timber Procurement Company L.L.C., an unconsolidated entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. at prices designed to approximate market. Most of these sales relate to chip sales from our Wood Products segment. These sales are included in “Sales, Related parties” in the Consolidated Statement of Loss.

Costs and Expenses

During the three months ended March 31, 2008, we purchased $5.5 million of fiber from Louisiana Timber Procurement Company L.L.C. In addition, we purchased $0.5 million of transportation services from Boise Inc. We purchased the fiber and transportation services at prices that approximated market prices. For the three months ended March 31, 2008, these costs are recorded in “Materials, labor, and other operating expenses” in our Consolidated Statement of Loss.

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days notice, subject to payment of an absorption fee. The absorption fee of $5.0 million is allocated among the services provided under the contract and declines to zero in total and on an allocable basis over the initial three-year term of the agreement. During the three months ended March 31, 2008, we recognized $1.5 million of costs related to this agreement, which we recorded in “General and administrative expenses” in our Consolidated Statement of Loss.

Note Receivable

In connection with the Sale, we received a $41.0 million promissory note from Boise Inc. After the transaction, the note receivable increased $16.8 million for estimated working capital adjustments, the amount by which the working capital of our Paper and Packaging & Newsprint segments exceeded $329.0 million. We will record final working capital adjustments in second quarter 2008. The note bears interest at 15.75%, compounded quarterly. To the extent that interest is not paid in cash, the interest is added to the principal amount of the note. The note matures on August 21, 2015, provided that if such date is more than 181 days after the scheduled maturity date of the indebtedness under Boise Inc.’s credit agreements, then the maturity date shall automatically be deemed to be 181 days after the latest maturity date of any such indebtedness. Boise Inc. may prepay the note at any time in whole or in part, subject to restrictions contained in its credit agreements. During the three months ended March 31, 2008, we recorded approximately $1.0 million of interest income in our Consolidated Statement of Loss, and at March 31, 2008, we had $58.8 million recorded in “Note receivable from related party” on our Consolidated Balance Sheet.

Tax Distributions

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of BC Holdings and affiliates to pay income taxes. During the three months ended March 31, 2008 and 2007, we made $127.3 million and $2.8 million of cash tax distributions, of which $120.0 million of the 2008 tax distribution related to the net taxable gain on the Sale. See Note 2, Sale of Our Paper and Packaging & Newsprint Assets, for more information. During the three months ended March 31, 2008 and 2007, we paid $104.3 million and no distributions to Forest Products Holdings (FPH), our majority owner. FPH in turn paid $93.9 million to Madison Dearborn Partners, our equity sponsor, $10.0 million to management investors, and $0.4 million to nonmanagement affiliates. For the three months ended March 31, 2008 and 2007, we paid $23.0 million and $2.8 million to OfficeMax to fund their tax obligations related to their investments in us.

5.                                      Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2008, and December 31, 2007, we had $1.7 million and $2.2 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. The rebates are recorded as a decrease in sales. At March 31, 2008, and December 31, 2007, we had $7.3 million and $12.7 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

6.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended March 31
	2008	2007
	(thousands)

Sales of assets, net	$(1,122)	$999
Other, net	180	1,547
	$(942)	$2,546

7.                                      Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $5.4 million and $6.3 million for the three months ended March 31, 2008 and 2007. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $7.9 million for the remainder of 2008, $10.1 million in 2009, $9.4 million in 2010, $7.9 million in 2011, $7.1 million in 2012, and $6.2 million in 2013, with total payments thereafter of $34.3 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately four years, with fixed payment terms similar to those in the original lease agreements.

8.                                      Income Taxes

Tax Distributions

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes in respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of BC Holdings and affiliates to pay these taxes. For the three months ended March 31, 2008 and 2007, we made $127.3 million and $2.8 million of cash distributions, respectively, to permit our equity holders to pay these taxes. Relative to the three months ended March 31, 2007, the increase in 2008 distributions related to the net taxable gain on the Sale. See Note 2, Sale of Our Paper and Packaging & Newsprint Assets, for more information. Both our senior credit facilities and the indenture governing our notes permit these distributions.

Income Tax (Provision) Benefit

For each of the three months ended March 31, 2008 and 2007, income tax expense was $1.2 million. During the three months ended March 31, 2008 and 2007, our effective tax rates for our separate subsidiaries that are taxed as corporations were 35.4% and 35.0%. At March 31, 2008, and December 31, 2007, we had a zero and $0.6 million deferred tax liability related to our taxable subsidiaries recorded on our Consolidated Balance Sheets. The deferred tax liability was reduced to zero at March 31, 2008, as the taxable subsidiaries that held the deferred tax liabilities were part of the Sale.

During the three months ended March 31, 2008, we received $0.4 million of tax refunds, net of income taxes paid. We paid $0.2 million of income taxes, net of refunds received during the three months ended March 31, 2007.

BC Holdings or one of our subsidiaries files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, Idaho, Louisiana, Oregon, Minnesota, Texas, and Washington. We are subject to tax examinations from October 29, 2004 (our inception), to present. In December 2007, the United States Internal Revenue Service notified us that they will audit the BC Holdings returns for the 2005 and 2006 tax years. Additionally, in third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006.

9.                                      Inventories

Inventories include the following:

	March 31, 2008	December 31, 2007
	(thousands)

Finished goods and work in process	$272,408	$266,033
Logs	43,024	56,490
Other raw materials and supplies	19,474	19,492
	$334,906	$342,015

10.                               Property and Equipment, Net

Property and equipment consisted of the following asset classes:

	March 31, 2008	December 31, 2007
	(thousands)

Land and land improvements	$36,146	$37,330
Buildings and improvements	106,396	105,835
Machinery and equipment	263,415	258,333
Construction in progress	12,759	15,382
	418,716	416,880
Less accumulated depreciation	(112,299)	(103,763)
	$306,417	$313,117

11.                               Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2007 and determined that there was no impairment.

Changes in the carrying amount of our goodwill by segment are as follows:

	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(thousands)

Balance at December 31, 2006	$5,593	$6,577	$1,341	$8,335	$—	$21,846

Purchase price adjustments during 2007 (a)	—	—	32,542	—	—	32,542
Goodwill reclassified to “Assets held for sale” (b)	—	—	(33,883)	(8,335)	—	(42,218)
Balance at December 31, 2007, and March 31, 2008	$5,593	$6,577	$—	$—	$—	$12,170

(a)                                  As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Based on paper prices during the third anniversary period ended October 29, 2007, we paid OfficeMax $32.5 million. This payment increased goodwill in our Paper segment, which we recorded in “Assets held for sale” on our December 31, 2007, Consolidated Balance Sheet. This agreement terminated as a result of the sale of our Paper and Packaging & Newsprint assets.

(b)                                 See Note 3, Assets and Liabilities Held for Sale, for more information.

At March 31, 2008, and December 31, 2007, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademark assets have an indefinite life and are not amortized. Customer relationships are amortized over five years.

Intangible assets consisted of the following:

	March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,437)	663
	$11,000	$(1,437)	$9,563

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,332)	768
	$11,000	$(1,332)	$9,668

Intangible asset amortization expense was $0.1 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively. The estimated amortization expense is $0.3 million for the remainder of 2008 and $0.4 million in 2009. We estimate no amortization expense after 2009.

12.                               Investment in Equity Affiliate

In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. This ownership interest and three seats we hold on Boise Inc.’s board does provide us with the ability to exercise significant influence. Accordingly, we account for our investment under the equity method of accounting.

We measured our 49% ownership in Boise Inc. based on Boise Inc.’s February 21, 2008, closing stock price, adjusted for a 12% discount for lack of marketability since the stock delivered as consideration was not registered for resale. In addition, in accordance with EITF No. 01-02, Interpretations of APB Opinion No. 29, the value of the stock consideration received was further reduced by the $7.7 million gain on the Sale that we deferred as a reduction of our investment. We will realize the deferred gain as we reduce our investment in Boise Inc. The investment is adjusted monthly for our proportionate share of Boise Inc.’s net income or loss based on the most recently available financial statements. For the three months ended March 31, 2008, we recorded an $8.6 million loss related to our investment in Boise Inc. in “Equity in net loss of affiliate” in our Consolidated Statement of Loss.

On the date of the Sale, the carrying value of our investment in Boise Inc. was approximately $6.1 million less than our share of Boise Inc.’s underlying equity in net assets. The $6.1 million represents negative equity method goodwill. We periodically review the recoverability of our equity method investments.

13.                               Asset Retirement Obligations

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

At March 31, 2008, and December 31, 2007, we had $0.6 million and $0.8 million of asset retirement obligations recorded in “Other, Other long-term liabilities” on our Consolidated Balance Sheets. At March 31, 2008, and December 31, 2007, these liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the three months ended March 31, 2008, and the year ended December 31, 2007:

	March 31,	December 31,
	2008	2007
	(thousands)

Asset retirement obligation at beginning of period	$782	$11,544
Liabilities incurred	—	—
Accretion expense	166	926
Payments	—	(37)
Revisions in estimated cash flows	—	1,652
Asset retirement obligation reclassified to “Liabilities related to assets held for sale” (See Note 3)	(380)	(13,303)
Asset retirement obligation at end of period	$568	$782

We have additional asset retirement obligations with indeterminate settlement dates. The fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate the settlement dates of the obligations. These asset retirement obligations include, for example, (i) removal and disposal of potentially hazardous materials on equipment and/or an operating facility if the equipment and/or facility were to undergo major maintenance, renovation, or demolition; (ii) wastewater treatment ponds that may be required to be drained and/or cleaned if the related operating facility is closed; and (iii) storage sites or owned facilities for which removal and/or disposal of chemicals and other related materials are required if the operating facility is closed. We will recognize a liability in the period in which sufficient information becomes available to reasonably estimate the fair value of these obligations.

14.                               Debt

At March 31, 2008, and December 31, 2007, our short- and long-term debt was as follows:

	March 31,	December 31,
	2008	2007
	(thousands)

Revolving credit facility, due 2013	$64,224	$—
Tranche E term loan, due 2014	—	521,063
7.125% senior subordinated notes, due 2014	400,000	400,000
Delayed-draw term loan, due 2014	—	199,500
Borrowings secured by receivables	—	40,000
Current portion of long-term debt	(160,000)	(47,250)
Long-term debt, less current portion	304,224	1,113,313
Short-term borrowings	—	10,500
Current portion of long-term debt	160,000	47,250
Total debt	$464,224	$1,171,063

As discussed in Note 2, Sale of Our Paper and Packaging & Newsprint Assets, with the proceeds from the Sale, we repaid $925.6 million of debt, including all of the borrowings under the revolving credit facility, Tranche E term loan, and delayed-draw term loan and the borrowings secured by our receivables. For more information related to these borrowings prior to us repaying them, see Note 11, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our 2007 Annual Report on Form 10-K. In addition to these repayments, we initiated a tender offer for $160 million of our 7.125% senior subordinated notes. See “Senior Notes” below for more information.

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into a new five-year $350 million senior secured asset-based revolving credit facility with Bank of America (the Original Agreement). As part of the syndication process, the agreement was amended in April 2008 to revise the pricing and incorporate additional covenants (the Amended Facility). At March 31, 2008, we had $64.2 million of borrowings outstanding under the Original Agreement. Borrowings under the Amended Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Amended Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the period of February 22, 2008, through March 31, 2008, the average interest rate for our borrowings under the Original Agreement was 5.5%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Amended Facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the Original Agreement were $64.1 million and $64.2 million between February 22, 2008, and March 31, 2008. The weighted average amount of borrowings outstanding under the Original Agreement during the period from February 22, 2008 through March 31, 2008, was $64.2 million. The Amended Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Amended Facility.

The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment. Borrowings under the Amended Facility require compliance with a borrowing base formula, which sets advance rates against eligible accounts receivable and inventory. As of March 31, 2008, we had availability of $234.2 million above the amount we had borrowed. If excess availability under the Amended Facility falls below the greater of $45 million or 15% of the borrowing base, we would be required to maintain a minimum fixed charge coverage ratio. The Amended Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At March 31, 2008, we had $23.3 million of letters of credit outstanding supported by restricted cash investments. The issuing bank for the letters of credit became a participating lender in the Amended Facility in April 2008 and released the $23.3 million of cash collateral back to us.

Senior Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes.

In connection with the Sale, we made an asset disposition tender offer for $160 million of the $400 million 7.125% senior subordinated notes. At March 31, 2008, the $160 million was held by the note trustee in restricted cash investments and was recorded in “Restricted cash” on our Consolidated Balance Sheet. Because of the outstanding tender offer, we reclassified the $160 million to “Current portion of long-term debt” on our Consolidated Balance Sheet at March 31, 2008. We redeemed $160 million of the notes on April 15, 2008.

Other

At March 31, 2008, and December 31, 2007, we had $11.7 million and $23.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. With the proceeds from the Sale, we repaid a significant portion of our debt. In connection with repaying the debt, we expensed approximately $14.5 million of deferred financing costs. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint assets” in our Consolidated Statement of Loss for the three months ended March 31, 2008. In addition, we incurred approximately $3.7 million of financing costs related to our new asset-based revolving credit facility, which we recorded in “Deferred financing costs” on our March 31, 2008, Consolidated Balance Sheet.

For the three months ended March 31, 2008 and 2007, cash payments for interest, net of interest capitalized, were $8.8 million and $15.8 million, respectively.

15.                               Financial Instruments

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

Interest Rate Risk

After the Sale, our debt is predominantly fixed-rate. At March 31, 2008, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $18.1 million less than the amount reported on our Consolidated Balance Sheet.

With the proceeds from the Sale, we significantly decreased our variable-rate debt. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million. The interest rate swaps were considered economic hedges. During the three months ended March 31, 2008, we recorded the fair value of the interest rate swaps, or $6.3 million of expense, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss.

Energy Risk

Occasionally, we enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of March 31, 2008, we had no material derivative instruments related to our forecasted natural gas purchases.

Foreign Currency Risk

At March 31, 2008, we had no material foreign currency hedges.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership (Boise Inc.’s majority owner prior to the Sale) and Boise Cascade, L.L.C. (collectively the Grantors), issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc.’s stock. The CVRs are governed by a Contingent Value Rights Agreement (Agreement). The term of the Agreement is from February 5, 2008, through February 5, 2009, and allows investors to receive payments in cash, shares of common stock, or a combination of cash and shares as elected by us, based upon the performance of Boise Inc.’s stock. If at any time during the year, Boise Inc.’s stock price is at least $10.50 for (1) any 20 days of any period of 30 consecutive days, or (2) any 10 consecutive trading days, then the CVRs have no value. If neither of the preceding conditions is met over the one-year period, the holder receives a value equal to the lesser of $1.00 or the amount by which the $10.50 exceeds the average stock price for the 30-day period ending February 5, 2009 (the “Anniversary Price”). If we elect to settle our obligation under the Agreement using Boise Inc. shares, the Agreement provides that our shares will be valued at the greater of the Anniversary Price or $9.00 per share. As a result, the maximum number of Boise Inc. shares we would be required to deliver to the rights holders would be 2.4 million assuming Terrapin Partners Venture Partnership failed to perform its obligations.

We recorded the fair value of the liability on the grant date based on a simulation analysis that considered the likelihood of Boise Inc. investors receiving payment under the Agreement. We update the simulation model each quarter and revalue the liability based on its results. The Grantors are jointly and severally liable to the investors for the CVR payment, but between the Grantors, each Grantor is individually liable for 50% of the CVR payment. Because we are jointly and severally liable to investors, at March 31, 2008, we recorded a liability for 100% of the fair value of the CVRs, or $9.5 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. We also recorded $4.8 million of expense in “Change in fair value of contingent value rights” on our Consolidated Statement of Loss and a $4.8 million receivable in “Receivables, Other” on our Consolidated Balance Sheet.

Financial Instrument Fair Value Reconciliation

The following table reconciles the beginning and ending balances of the instruments for which we measured the fair value using unobservable inputs (Level 3 in the fair value hierarchy) as of March 31, 2008:

	Contingent Value Rights	Interest Rate Swaps	Total
	(thousands)

Beginning balance	$—	$5,634	$5,634

Losses included in earnings	4,773	6,284	11,057
Receivable from Terrapin Partners	4,773	—	4,773
Termination of interest rate swaps	—	(11,918)	(11,918)
Ending balance	$9,546	$—	$9,546

Total losses included in earnings attributable to the change in unrealized gains or losses relating to assets held at March 31, 2008	$4,773	$—	$4,773

16.                               New and Recently Adopted Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these standards on January 1, 2009. Earlier adoption is prohibited. The impact of adopting these standards will be limited to business combinations occurring on or after January 1, 2009.

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position of results of operations. The statement established a framework for measuring fair value and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 15, Financial Instruments, we expanded our disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. We will adopt FSP No. 157-2 in January 2009. We do not expect the adoption to have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in 2009. Early adoption of SFAS No. 161 is permitted. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.

17.                               Retirement and Benefit Plans

Effective January 1, 2008, we spun off the portion of each benefit plan attributable to employees or retirees of the Paper and Packaging & Newsprint businesses. Effective February 22, 2008, under the terms of the Purchase and Sale Agreement with Boise Inc., we transferred sponsorship of the spun-off plans to Boise Paper Holdings, L.L.C., a subsidiary of Boise Inc., and only those employees, terminated vested participants, and retirees whose employment was with our Wood Products, Building Materials Distribution, and some corporate and discontinued operations continue to be covered under the plans remaining with us.

The following table presents the pension and postretirement benefit costs as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2008	2007	2008	2007
	(thousands)

Service cost	$4,316	$5,747	$1	$54
Interest cost	8,069	9,506	20	105
Expected return on plan assets	(7,994)	(9,597)	—	—
Recognized actuarial (gain) loss	(112)	130	—	—
Amortization of prior service costs and other	226	174	(13)	—
Curtailment (gain) loss	404	(181)	—	—
Company-sponsored plans	4,909	5,779	8	159
Multiemployer pension plans	90	128	—	—
Net periodic benefit cost	$4,999	$5,907	$8	$159

In February 2008, we made a $20 million contribution to our pension plans, which was included in the pension assets for purposes of determining the spin-off amounts. During the remainder of 2008, we are not required to make any additional minimum contributions to our pension plans; however, we may elect to make additional voluntary contributions.

18.                               Redeemable Equity Units

In connection with the Sale, approximately 75 participants in our Management Equity Plan terminated employment with us. These employees collectively held 6.6 million Series B and 16.1 million Series C units. In March 2008, we paid $18.3 million to repurchase their equity units.

During the three months ended March 31, 2008, we recorded $3.1 million of expense to adjust the value of the immature equity units (units that have not been at risk for at least six months) to redemption value and $1.9 million of expense related to nonrefundable tax distributions paid to management investors in connection with their investments in us that will not vest. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint Assets” in our Consolidated Statement of Loss. In addition, we recorded a $6.3 million adjustment to the value of the mature equity units (vested units and units that had been at risk for at least six months) to reflect redemption value in the capital section of our Consolidated Balance Sheet and Consolidated Statement of Capital. For more information related to the Management Equity Plan, see Note 14, Redeemable Equity Units, of the Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements” in our 2007 Annual Report on Form 10-K.

19.                         Segment Information

Prior to the Sale, we operated our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. Following the Sale, we now operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 16, Segment Information, of the Notes to Consolidated Financial Statements and Supplementary Data in “Item 8. Consolidated Financial Statements and Supplementary Data” in our 2007 Annual Report on Form 10-K. The 49% equity interest we own in Boise Inc. after the Sale represents a significant continuing involvement as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we continue to show the results of the Paper and Packaging & Newsprint segments through February 21, 2008, and we do not define the sold assets as discontinued operations.

An analysis of our operations by segment is as follows:

						Depre-
						ciation,
					Income	Amorti-
	Sales				(Loss)	zation,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Depletion	(e)
	(millions)
Three Months Ended March 31, 2008
Building Materials Distribution	$503.7	$—	$0.2	$503.9	$(1.2)	$1.9	$0.7
Wood Products	118.7	5.7	74.3	198.7	(17.1)	7.5	(9.6)
Paper (a)	154.4	90.1	9.0	253.5	20.7	0.3	21.1
Packaging & Newsprint (a)	102.2	—	11.3	113.5	5.7	0.1	5.7
Corporate and Other (b)	1.8	—	6.8	8.6	1.0	0.2	1.2
	880.8	95.8	101.6	1,078.2	9.1	10.0	19.1
Intersegment eliminations	—	—	(101.6)	(101.6)	—	—	—
Equity in net loss of affiliate (c)	—	—	—	—	(8.6)	—	(8.6)
Change in fair value of contingent value rights (d)	—	—	—	—	(4.8)	—	—
Change in fair value of interest rate swaps (d)	—	—	—	—	(6.3)	—	—
Interest expense	—	—	—	—	(15.4)	—	—
Interest income	—	—	—	—	2.6	—	—
	$880.8	$95.8	$—	$976.6	$(23.3)	$10.0	$10.6

						Depre-
						ciation,
					Income	Amorti-
	Sales				(Loss)	zation,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Depletion	(e)
	(millions)
Three Months Ended March 31, 2007
Building Materials Distribution	$608.7	$—	$—	$608.7	$10.5	$1.9	$12.3
Wood Products	151.6	—	102.3	253.9	3.7	7.3	11.0
Paper	222.9	157.8	14.3	395.0	18.0	16.6	34.6
Packaging & Newsprint	176.7	—	17.3	194.0	8.1	13.4	21.5
Corporate and Other	3.3	—	10.6	13.9	(6.8)	1.2	(5.5)
	1,163.2	157.8	144.5	1,465.5	33.5	40.4	73.9
Intersegment eliminations	—	—	(144.5)	(144.5)	—	—	—
Interest expense	—	—	—	—	(22.3)	—	—
Interest income	—	—	—	—	0.6	—	—
	$1,163.2	$157.8	$—	$1,321.0	$11.8	$40.4	$73.9

(a)                                  As a result of the Sale, the three months ended March 31, 2008, include the results of the Paper and Packaging & Newsprint segments through February 21, 2008.

(b)                                 Included an $8.1 million gain on the Sale. See Note 2, Sale of Our Paper and Packaging & Newsprint Assets, for more information.

(c)                                  Included an $8.6 million loss related to our 49% equity investment in Boise Inc. See Note 12, Investment in Equity Affiliate, for more information related to our investment in Boise Inc.

(d)                                 Included approximately $6.3 million of expense related to the change in the fair value of our interest rate swaps, which we terminated in February 2008, and $4.8 million of expense related to the fair value of the CVRs that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors. See Note 15, Financial Instruments, for more information.

(e)                                  EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps and contingent value rights), income tax provision, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies with substantial financial leverage. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and change in fair value of interest rate swaps and contingent value rights, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended March 31
	2008	2007
	(millions)

Net income (loss)	$(24.4)	$10.5
Change in fair value of contingent value rights	4.8	—
Change in fair value of interest rate swaps	6.3	—
Interest expense	15.4	22.3
Interest income	(2.6)	(0.6)
Income tax provision	1.2	1.2
Depreciation, amortization, and depletion	10.0	40.4
EBITDA	$10.6	$73.9

20.                               Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Leases, and Note 14, Debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At March 31, 2008, our total obligation for log and fiber purchases under contracts with third parties was approximately

$599.6 million. Under most of the log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or current quarter pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At March 31, 2008, we had approximately $8.0 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2007, or contract language, if available. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements” in our 2007 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. Except as noted below and as described in Note 14, Debt, there have been no material changes to the guarantees disclosed in our 2007 Annual Report on Form 10-K.

Our new Loan and Security Agreement described in Note 14, Debt, is guaranteed by each of our domestic subsidiaries (except those which act as co-borrowers).

The proceeds of the initial borrowing under the Loan and Security Agreement, along with proceeds from the sale of our Paper and Packaging & Newsprint assets, were used to repay the Bank Credit Agreement referred to in Note 17 of “Item 8. Financial Statements and Supplementary Data” of our 2007 Annual Report on Form 10-K. The Bank Credit Agreement was terminated, and all guarantees associated with it were likewise terminated and released.

Boise Cascade, L.L.C., and its wholly owned subsidiary, Boise Cascade Finance Corporation, have jointly issued $400.0 million of 7.125% senior subordinated notes due in 2014. The subordinated notes are guaranteed on a subordinated basis by each of our domestic subsidiaries, other than Boise Cascade, L.L.C., and Boise Cascade Finance Corporation. We redeemed $160 million of the notes on April 15, 2008. This repurchase reduced, but did not eliminate, our domestic subsidiaries’ exposure under the guarantees extended in respect of the subordinated notes. See Note 14, Debt, for more information.

In connection with the sale of our Paper and Packaging & Newsprint businesses, we amended the lease of our headquarters facility to eliminate all but one floor of the building from the lease. The portion of the building eliminated from the lease is the subject of a new lease entered into by a subsidiary of Boise Inc. (Boise Paper Holdings, L.L.C.). As a condition to the amendment, we extended to the landlord our guaranty of the obligations of Boise Paper Holdings, L.L.C., under the new lease for the first two years of its term. At March 31, 2008, our exposure under the guarantee was $6.1 million, and it decreases on a pro rata basis over the lease term as rent is paid.

Boise Cascade, L.L.C., issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Building Solutions Distribution, L.L.C.; Boise Building Solutions Manufacturing, L.L.C.; Boise White Paper, L.L.C.; and Boise Packaging & Newsprint, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. These included guarantees of the obligations of both Boise White Paper, L.L.C., and Boise Building Solutions Manufacturing, L.L.C., in respect to present and future timber sale agreements and several facility and rolling stock leases entered into by such subsidiaries. Boise Cascade, L.L.C., also guarantees the performance and payment obligations of Boise Building Solutions Distribution, L.L.C., in respect to several facility leases. Our exposure under these agreements is limited to future timber purchases and the minimum lease payment requirements under the agreements. We also enter into guarantees of various raw material or energy supply agreements arising in the ordinary course of business. Under the terms of the Purchase and Sale Agreement governing our sale of our Paper and Packaging & Newsprint assets, the purchaser is obligated to use reasonable best efforts to obtain a release of our obligations under guarantees of obligations of the entities sold in such transaction or to indemnify us for all liability incurred as a result of any such guarantee not so released. Efforts are underway to obtain such releases but are not complete at this time.

All letters of credit and most surety bonds supporting obligations of subsidiaries sold or liabilities assumed by the purchaser in connection with our sale of our Paper and Packaging & Newsprint assets have been replaced by new letters of credit or surety bonds issued without our credit support. The principal exception is letters of credit supporting workers' compensation obligations assumed by the purchaser, which as a matter of state law must remain in our name even though the underlying liabilities and exposures have been assumed by the purchaser. Again, we are entitled to an indemnification from the purchaser for liabilities in respect of such letters of credit arising from workers' compensation claims assumed by the purchaser and for our costs of maintaining the purchaser's share of any such letter of credit.

21.          Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. The senior notes are guaranteed on a senior basis jointly and severally by Boise Cascade, L.L.C., and each of its existing and future subsidiaries (other than the co-issuers, Boise Cascade, L.L.C., and Boise Cascade Finance Corporation). The nonguarantors include our foreign subsidiaries and Birch Creek Investments, L.L.C., that was dissolved on March 31, 2008. Other than the consolidated financial statements and footnotes for Boise Cascade Holdings, L.L.C., financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$875,552	$5,248	$—	$880,800
Intercompany	—	—	2	10,868	(10,870)	—
Related parties	—	—	95,782	—	—	95,782
	—	—	971,336	16,116	(10,870)	976,582

Costs and expenses
Materials, labor, and other operating expenses	—	1,386	876,728	14,668	(5,944)	886,838
Depreciation, amortization, and depletion	—	177	9,095	763	—	10,035
Selling and distribution expenses	—	—	62,751	614	—	63,365
General and administrative expenses	1	5,170	15,179	206	(4,926)	15,630
Gain on sale of Paper and Packaging & Newsprint assets	—	(8,063)	—	—	—	(8,063)
Other (income) expense, net	—	220	(1,559)	397	—	(942)
	1	(1,110)	962,194	16,648	(10,870)	966,863

Income (loss) from operations	(1)	1,110	9,142	(532)	—	9,719

Equity in net loss of affiliate (Boise Inc.)	(8,552)	—	—	—	—	(8,552)
Foreign exchange gain (loss)	—	(443)	(3)	(167)	—	(613)
Change in fair value of contingent value rights	—	(4,773)	—	—	—	(4,773)
Change in fair value of interest rate swaps	—	(6,284)	—	—	—	(6,284)
Interest expense	—	(14,536)	—	(845)	—	(15,381)
Interest expense—intercompany	—	(158)	(2)	(1,399)	1,559	—
Interest income	986	1,546	62	7	—	2,601
Interest income—intercompany	—	32	1,527	—	(1,559)	—
	(7,566)	(24,616)	1,584	(2,404)	—	(33,002)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(7,567)	(23,506)	10,726	(2,936)	—	(23,283)
Income tax provision	—	(915)	(235)	(5)	—	(1,155)

Income (loss) before equity in net income (loss) of affiliates	(7,567)	(24,421)	10,491	(2,941)	—	(24,438)

Equity in net income (loss) of affiliates	(16,871)	7,550	—	—	9,321	—
Net income (loss)	$(24,438)	$(16,871)	$10,491	$(2,941)	$9,321	$(24,438)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,156,357	$6,816	$—	$1,163,173
Intercompany	—	855	—	22,640	(23,495)	—
Related parties	—	—	157,795	—	—	157,795
	—	855	1,314,152	29,456	(23,495)	1,320,968

Costs and expenses
Materials, labor, and other operating expenses	—	418	1,151,658	19,426	(14,603)	1,156,899
Depreciation, amortization, and depletion	—	906	38,394	1,060	—	40,360
Selling and distribution expenses	—	—	67,725	683	—	68,408
General and administrative expenses	—	6,858	20,912	617	(8,892)	19,495
Other (income) expense, net	—	405	1,333	808	—	2,546
	—	8,587	1,280,022	22,594	(23,495)	1,287,708

Income (loss) from operations	—	(7,732)	34,130	6,862	—	33,260

Foreign exchange gain (loss)	—	1,570	83	(1,411)	—	242
Interest expense	—	(20,677)	—	(1,666)	—	(22,343)
Interest expense—intercompany	—	(127)	—	(4,892)	5,019	—
Interest income	—	540	42	19	—	601
Interest income—intercompany	—	15	5,004	—	(5,019)	—
	—	(18,679)	5,129	(7,950)	—	(21,500)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(26,411)	39,259	(1,088)	—	11,760
Income tax provision	—	(496)	(727)	—	—	(1,223)

Income (loss) before equity in net income (loss) of affiliates	—	(26,907)	38,532	(1,088)	—	10,537

Equity in net income (loss) of affiliates	10,537	37,444	—	—	(47,981)	—
Net income (loss)	$10,537	$10,537	$38,532	$(1,088)	$(47,981)	$10,537

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at March 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$149,427	$21	$1,652	$—	$151,100
Restricted cash	—	183,290	—	—	—	183,290
Receivables
Trade, less allowances	—	—	159,029	2,735	—	161,764
Intercompany	—	—	56	—	(56)	—
Related parties	—	2,324	4,848	—	—	7,172
Other	—	4,643	2,466	1,998	—	9,107
Inventories	—	—	319,133	15,773	—	334,906
Other	—	6,172	1,233	398	—	7,803
	—	345,856	486,786	22,556	(56)	855,142

Property
Property and equipment, net	—	2,442	274,664	29,311	—	306,417
Fiber farms and deposits	—	—	9,231	16,659	—	25,890
	—	2,442	283,895	45,970	—	332,307

Investment in equity affiliate (Boise Inc.)	268,873	—	—	—	—	268,873
Note receivable from related party	58,793	—	—	—	—	58,793
Deferred financing costs	—	11,703	—	—	—	11,703
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,563	—	—	9,563
Other assets	—	190	8,723	144	—	9,057
Investments in affiliates	413,275	935,220	—	—	(1,348,495)	—
Total assets	$740,941	$1,295,411	$801,137	$68,670	$(1,348,551)	$1,557,608

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at March 31, 2008 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Current portion of long-term debt	$—	$160,000	$—	$—	$—	$160,000
Accounts payable
Trade	—	9,694	142,496	2,712	—	154,902
Intercompany	—	—	—	56	(56)	—
Related parties	—	1,907	7,680	—	—	9,587
Accrued liabilities
Compensation and benefits	—	16,955	18,743	766	—	36,464
Interest payable	—	13,418	—	—	—	13,418
Other	—	69,853	13,464	660	—	83,977
	—	271,827	182,383	4,194	(56)	458,348

Debt
Long-term debt, less current portion	—	304,224	—	—	—	304,224

Other
Compensation and benefits	—	43,508	—	—	—	43,508
Other long-term liabilities	—	6,472	4,115	—	—	10,587
	—	49,980	4,115	—	—	54,095

Due to (from) affiliates	—	256,105	(238,826)	(17,279)	—	—

Redeemable equity units
Series B equity units	9,891	—	—	—	—	9,891
Series C equity units	6,317	—	—	—	—	6,317
Redeemable equity units	—	16,208	—	—	(16,208)	—
	16,208	16,208	—	—	(16,208)	16,208

Commitments and contingent liabilities

Capital
Series A equity units	76,332	—	—	—	—	76,332
Series B equity units	648,401	—	—	—	—	648,401
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	397,067	853,465	81,755	(1,332,287)	—
Total capital	724,733	397,067	853,465	81,755	(1,332,287)	724,733
Total liabilities and capital	$740,941	$1,295,411	$801,137	$68,670	$(1,348,551)	$1,557,608

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$56,588	$21	$1,013	$—	$57,623
Receivables
Trade, less allowances	—	—	(1,939)	117,148	—	115,209
Intercompany	—	—	56	—	(56)	—
Related parties	—	9	—	—	—	9
Other	—	995	3,721	2,742	—	7,458
Inventories	—	10	325,804	16,201	—	342,015
Assets held for sale	—	13,118	1,638,706	201,215	—	1,853,039
Other	—	3,072	1,632	722	—	5,426
	1	73,792	1,968,001	339,041	(56)	2,380,779

Property
Property and equipment, net	—	3,280	279,928	29,909	—	313,117
Fiber farms and deposits	—	—	7,976	16,034	—	24,010
	—	3,280	287,904	45,943	—	337,127

Deferred financing costs	—	22,927	—	147	—	23,074
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,668	—	—	9,668
Investments in affiliates	991,904	927,670	—	—	(1,919,574)	—
Other assets	—	5,014	3,261	3,099	—	11,374
Total assets	$991,905	$1,032,683	$2,281,004	$388,230	$(1,919,630)	$2,774,192

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2007 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$10,500	$—	$—	$—	$10,500
Current portion of long-term debt	—	7,250	—	40,000	—	47,250
Accounts payable
Trade	—	30,120	105,550	5,789	—	141,459
Related parties	—	43	—	—	—	43
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	9,811	26,084	1,014	—	36,909
Interest payable	—	6,604	—	536	—	7,140
Other	—	10,106	17,057	2,796	—	29,959
Liabilities related to assets held for sale	—	87,678	243,958	—	—	331,636
	—	162,112	392,649	50,191	(56)	604,896

Debt
Long-term debt, less current portion	—	1,113,313	—	—	—	1,113,313

Other
Compensation and benefits	—	46,981	—	—	—	46,981
Other long-term liabilities	—	12,704	4,393	—	—	17,097
	—	59,685	4,393	—	—	64,078

Due to (from) affiliates	—	(1,294,331)	1,040,988	253,343	—	—

Redeemable equity units
Series B equity units	16,992	—	—	—	—	16,992
Series C equity units	9,489	—	—	—	—	9,489
Redeemable equity units	—	26,481	—	—	(26,481)	—
	26,481	26,481	—	—	(26,481)	26,481

Commitment and contingent liabilities

Capital
Series A equity units	78,463	—	—	—	—	78,463
Series B equity units	876,693	—	—	—	—	876,693
Series C equity units	10,268	—	—	—	—	10,268
Subsidiary equity	—	965,423	842,974	84,696	(1,893,093)	—
Total capital	965,424	965,423	842,974	84,696	(1,893,093)	965,424
Total liabilities and capital	$991,905	$1,032,683	$2,281,004	$388,230	$(1,919,630)	$2,774,192

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months ended March 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(24,438)	$(16,871)	$10,491	$(2,941)	$9,321	$(24,438)
Items in net income (loss) not using (providing) cash
Equity in net loss of affiliate (Boise Inc.)	8,552	—	—	—	—	8,552
Equity in net (income) loss of affiliates	16,871	(7,550)	—	—	(9,321)	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	506	9,095	777	—	10,378
Related-party interest expense	—	158	2	1,399	(1,559)	—
Related-party interest income	(986)	(32)	(1,527)	—	1,559	(986)
Deferred income taxes	—	43	11	—	—	54
Pension and other postretirement benefit expense	—	5,007	—	—	—	5,007
Change in fair value of contingent rights	—	4,773	—	—	—	4,773
Change in fair value of interest rate swaps	—	6,284	—	—	—	6,284
Management equity units expense	—	347	—	—	—	347
(Gain) loss on sale of assets, net	—	(8,063)	(2,909)	—	—	(10,972)
Other	—	443	(31)	167	—	579
Decrease (increase) in working capital, net of dispositions
Receivables	—	(9,269)	(382,295)	316,372	—	(75,192)
Inventories	—	5,611	6,726	428	—	12,765
Prepaid expenses	—	(3,790)	1,820	324	—	(1,646)
Accounts payable and accrued liabilities	—	(208)	27,348	(5,997)	—	21,143
Pension and other postretirement benefit payments	—	(20,716)	—	—	—	(20,716)
Current and deferred income taxes	—	348	(1,919)	2,974	—	1,403
Other	—	3,640	(3,776)	(19)	—	(155)
Cash provided by (used for) operations	(1)	(39,339)	(336,964)	313,484	—	(62,820)

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	—	1,205,391	21,936	—	—	1,227,327
Expenditures for property and equipment	—	(638)	(16,539)	(1,042)	—	(18,219)
Increase in restricted cash	—	(183,290)	—	—	—	(183,290)
Investments in affiliates	145,960	7,550	—	—	(153,510)	—
Other	—	217	(812)	(424)	—	(1,019)
Cash provided by (used for) investment	145,960	1,029,230	4,585	(1,466)	(153,510)	1,024,799

Cash provided by (used for) financing
Issuances of long-term debt	—	64,224	—	165,000	—	229,224
Payments of long-term debt	—	(720,563)	—	(205,000)	—	(925,563)
Short-term borrowings	—	(10,500)	—	—	—	(10,500)
Tax distributions to members	(127,342)	—	—	—	—	(127,342)
Tax distributions to Boise Cascade Holdings, L.L.C.	—	(127,342)	—	—	127,342	—
Repurchase of management equity units	(18,289)	(18,289)	—	—	18,289	(18,289)
Cash paid for termination of interest rate swaps	—	(11,918)	—	—	—	(11,918)
Other	(329)	(4,114)	—	—	329	(4,114)
Cash provided by (used for) financing	(145,960)	(828,502)	—	(40,000)	145,960	(868,502)

Due to (from) affiliates	—	(68,550)	332,379	(271,379)	7,550	—

Increase (decrease) in cash and cash equivalents	(1)	92,839	—	639	—	93,477
Balance at beginning of the period	1	56,588	21	1,013	—	57,623
Balance at end of the period	$—	$149,427	$21	$1,652	$—	$151,100

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$10,537	$10,537	$38,532	$(1,088)	$(47,981)	$10,537
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(10,537)	(37,444)	—	—	47,981	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	586	38,394	1,104	—	40,084
Related-party interest expense	—	127	—	4,892	(5,019)	—
Related-party interest income	—	(15)	(5,004)	—	5,019	—
Deferred income taxes	—	472	21	—	—	493
Pension and other postretirement benefit expense	—	6,066	—	—	—	6,066
Management equity units expense	—	822	—	—	—	822
(Gain) loss on sales of assets, net	—	(1)	940	60	—	999
Other	—	(1,570)	353	1,411	—	194
Decrease (increase) in working capital
Receivables	—	(3,205)	(6,707)	(46,750)	—	(56,662)
Inventories	—	5	(20,209)	(105)	—	(20,309)
Prepaid expenses	—	(581)	4,761	54	—	4,234
Accounts payable and accrued liabilities	—	1,979	18,771	(1,284)	—	19,466
Pension and other postretirement benefit payments	—	(339)	—	—	—	(339)
Current and deferred income taxes	—	304	467	—	—	771
Other	—	2,255	2,139	3	—	4,397
Cash provided by (used for) operations	—	(20,002)	72,458	(41,703)	—	10,753

Cash provided by (used for) investment
Expenditures for property and equipment	—	(1,483)	(44,972)	(787)	—	(47,242)
Sales of assets	—	2	3,375	7	—	3,384
Investments in affiliates	2,855	37,344	—	—	(40,199)	—
Other	—	1,587	(167)	(1,254)	—	166
Cash provided by (used for) investment	2,855	37,450	(41,764)	(2,034)	(40,199)	(43,692)

Cash provided by (used for) financing
Issuances of long-term debt	—	—	—	100,000	—	100,000
Payments of long-term debt	—	—	—	(40,000)	—	(40,000)
Short-term borrowings		(3,200)				(3,200)
Tax distributions to members	(2,753)	—	—	—	—	(2,753)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(2,753)	—	—	2,753	—
Repurchase of management equity units	(94)	(94)	—	—	94	(94)
Other	(6)	(7)	—	—	6	(7)
Cash provided by (used for) financing	(2,853)	(6,054)	—	60,000	2,853	53,946

Due to (from) affiliates	—	10,230	(30,697)	(16,879)	37,346	—

Increase (decrease) in cash and cash equivalents	2	21,624	(3)	(616)	—	21,007
Balance at beginning of the year	—	42,962	32	2,175	—	45,169
Balance at end of the year	$2	$64,586	$29	$1,559	$—	$66,176

22.        Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. We begin this discussion and analysis with a general background related to our company and an overview of the effects of the recent “Sale of Our Paper and Packaging & Newsprint Assets.” “Recent Trends and Operational Outlook” and “Factors That Affect Our Operating Results” are intended to give the reader context that may be helpful in understanding the opportunities and challenges our businesses face as we compete in the marketplace. The analysis then reviews “Our Operating Results” for the three months ended March 31, 2008, compared with the same period in 2007. Following the analysis of our results, relevant merger activity in our industry is discussed in “Industry Mergers and Acquisitions,” as well as in “Acquisitions” and “Divestitures.”

We discuss our balance sheet, cash flows, and financial commitments in the section entitled “Liquidity and Capital Resources.” The analysis then addresses our “Contractual Obligations” and is followed by a discussion of the “Critical Accounting Estimates” that our management believes are important to understanding the assumptions and judgments incorporated in our reported financial results.

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part II, Item 1A. Risk Factors” of this Form 10-Q.

We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background and Executive Overview

Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the name “Boise Cascade” as part of the Forest Products Acquisition.

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we are a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. We account for our interest in Boise Inc. using the equity method of accounting. Boise Cascade, L.L.C., is now solely focused on wood products manufacturing and building products distribution and remains headquartered in Boise, Idaho. After the Sale, we operate our business in the following three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. See Note 19, Segment Information, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” of this Form 10-Q, for additional information about our reportable segments.

Recent results for our business segments remain weak, compared with those we achieved in the periods of 2004 through the first half of 2007, when single-family housing starts were more robust. We do not expect housing starts to return to more normalized levels during 2008. As weather improves seasonally over the next few months, we will gain a better sense of the impact of the mortgage market dislocations, housing pricing trends, housing vacancy rates, and consumer confidence on housing construction demand; however, at this point, our outlook is for relatively weak end-product demand in the near term. See additional comments below in “Recent Trends and Operational Outlook.”

Sale of Our Paper and Packaging & Newsprint Assets

On February 22, 2008, Boise Cascade, L.L.C., completed the Sale for $1,277.2 million of cash consideration, $277.4 million of net stock consideration, and a $41.0 million promissory note receivable. After the Sale, the note receivable from Boise Inc. increased $16.8 million for preliminary working capital adjustments. Final working capital adjustments will be made in second quarter 2008. To the extent that interest on the note is not paid in cash, the interest accumulates and is added to the principal amount of the note. See Note 4, Transactions With Related Parties, in “Item 1. Consolidated Financial Statements” of this Form 10-Q for more information. In connection with the Sale, we generated a $15.8 million gain, of which we recognized $8.1 million in our Consolidated Statement of Loss, and in accordance with Emerging Issues Task Force (EITF) No. 01-02, Interpretations of Accounting Principles Board (APB) Opinion No. 29, we deferred $7.7 million of the gain as a reduction of our investment in Boise Inc.

Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we are a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. We account for our interest in Boise Inc. using the equity method of accounting. We valued the stock consideration received based on the February 21, 2008, closing Boise Inc. stock price of $8.56. We reduced the value of the stock consideration received by a 12% discount for a lack of marketability since the stock delivered as consideration was not registered for resale and by a $7.7 million gain deferred in connection with the Sale. We will realize the deferred gain when we reduce our investment in Boise Inc. See Note 12, Investment in Equity Affiliate, in “Item 1. Consolidated Financial Statements” of this Form 10-Q for more information.

Any future disposition of the shares of Boise Inc. and the promissory note received as partial consideration for the Sale is governed by the terms of our senior subordinated notes indenture, including the asset disposition provisions, which may require us to either reinvest the proceeds in our business or tender for all or a portion of the outstanding notes at par.

Use of Transaction Proceeds

With the proceeds from the Sale, we repaid $925.6 million of our debt. In addition, we initiated a tender offer for $160 million of our 7.125% senior subordinated notes. At March 31, 2008, the $160 million was recorded as “Restricted cash” on our Consolidated Balance Sheet. On April 15, 2008, we redeemed the $160 million of notes. In addition to repaying a substantial amount of our indebtedness, in first quarter 2008, we paid $11.9 million to unwind all of our interest rate swaps related to the floating-rate debt repaid.

We make cash distributions to permit the members of Boise Cascade Holdings, L.L.C. (BC Holdings) and affiliates to pay their taxes. On February 22, 2008, we accrued $200 million for estimated tax distributions payable to our equity holders related to the estimated net taxable gain on the Sale. In connection with the Sale, we distributed $120 million of tax distributions to our equity holders. We expect to make additional gain-related tax distributions during the remainder of the year or first quarter 2009.

In connection with the transaction, approximately 75 participants in our Management Equity Plan terminated employment with us. These employees collectively held 6.6 million Series B and 16.1 million Series C units. After the transaction, we paid $18.3 million to repurchase their equity units. In addition, we also currently expect to pay approximately $4.2 million under the deferred compensation agreements for employees terminated in connection with the transaction. Of the $4.2 million, we recorded $2.6 million in “Accrued liabilities, Compensation and benefits” and $1.6 million in “Other, Compensation and benefits” on our Consolidated Balance Sheet at March 31, 2008.

Pro Forma

The following pro forma financial information was derived from the unaudited quarterly financial statements of BC Holdings. The pro forma financial information gives effect to the Sale as if it were consummated on January 1, 2007. The pro forma financial information is intended for informational purposes only and is not necessarily indicative of the results of operations that may have actually occurred if the Sale had been consummated on January 1, 2007, or the operating results that may be obtained in the future.

	Three Months Ended March 31
	2008	2007
	(millions)
Sales	$630.0	$771.3

Net income (loss) (a)	$(45.7)	$3.6

(a)           The pro forma net loss for the three months ended March 31, 2008, includes $13.2 million of pro forma losses related to our 49% equity interest in Boise Inc.; $6.3 million of expense related to changes in the fair value of our interest rate swaps, which were terminated in February 2008; and $4.8 million of expense related to the fair value of the contingent value rights that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors.

Effects of the Sale

Outsourcing Agreement

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days notice, subject to payment of an absorption fee. The absorption fee of $5.0 million is allocated among the services provided under the contract and declines to zero in total and on an allocable basis over the initial three-year term of the agreement. During the three months ended March 31, 2008, we recognized $1.5 million of costs related to this agreement, which we recorded in “General and administrative expenses” in our Consolidated Statement of Loss.

Decreased Leverage

In connection with the Sale, we repaid $925.6 million of long-term debt, including all of the borrowings under the revolving credit facility, Tranche E term loan, and delayed-draw term loan and the borrowings secured by our receivables. We repaid the amounts primarily with the proceeds from the Sale and, to a lesser extent, with borrowings under our new $350 million senior secured asset-based revolving credit facility. After these repayments and completion of the tender of our 7.125% senior subordinated notes on April 15, 2008, we had $304.0 million of debt outstanding. For more information, see “Financing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Segments

Prior to the Sale, we operated our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. Following the Sale, we now operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements and Supplementary Data” in our 2007 Annual Report on Form 10-K. The 49% equity interest we own in Boise Inc. after the Sale represents a significant continuing involvement as defined in Statement of Financial Accounting

Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we continue to show the results of the Paper and Packaging & Newsprint segments through February 21, 2008, and we do not define the sold assets as discontinued operations.

Pension and Benefit Plans

Effective January 1, 2008, we spun off the portion of each benefit plan attributable to employees or retirees of the Paper and Packaging & Newsprint businesses. Effective February 22, 2008, under the terms of the Purchase and Sale Agreement with Boise Inc., we transferred sponsorship of the spun-off plans to Boise Paper Holdings, L.L.C., a subsidiary of Boise Inc., and only those employees, terminated vested participants, and retirees whose employment was with our Wood Products, Building Materials Distribution, and some corporate and discontinued operations continue to be covered under the plans remaining with us. As a result of the Sale, our annual pension expense and contributions to the plans going forward will be less than the amounts included in prior periods.

Recent Trends and Operational Outlook

As of April 2008, the Blue Chip Economic consensus forecast for 2008 housing starts in the U.S. was approximately 1.0 million units, which is significantly below historical trends of approximately 1.7 million units over the prior ten years. Housing starts in 2004 and 2005 were approximately 2.0 million per year, with 2006 coming in around 1.8 million. This above-trend period was fueled by low mortgage rates, a strong economy with low unemployment, and the growth of the subprime mortgage market and the various mortgage securitization mechanisms developed by financial institutions. In the second half of 2007, turbulence in the mortgage market and a significant oversupply of homes for sale led to a sharp drop-off in housing construction and demand for our products. The inventory of unsold homes is elevated relative to the number of homes being sold, and foreclosure rates have increased as home prices have declined in many parts of the United States. Housing markets across the country have been affected negatively by recent events. As a general rule, those markets that experienced the highest growth and price appreciation are now experiencing the biggest declines in price and resulting declines in housing starts.

While our products are used in repair-and-remodel activities, as well as light commercial construction, our results are principally driven by new single-family home construction. In many parts of the country — the Southeast, Midwest, and California — demand for building products continues to be weak and there is ongoing pricing pressure as suppliers compete for the limited business available. In other markets, such as Texas and the Pacific Northwest, business has slowed, but not as dramatically as in the areas mentioned above.

Input costs are another key factor of our recent results. Energy costs, including natural gas and diesel fuel, continue to be higher than historical norms. This raises our freight and manufacturing costs both directly and indirectly by raising key variable cost inputs, such as glues and resins. Global supply and demand factors, as well as the weak U.S. dollar, appear to be contributing to the persistence of the recent higher energy price trends. Our log costs have started to decline, but have not fallen as sharply as we have experienced in prior periods of weak industry manufacturing output. Some of this is a result of higher cutting and hauling costs due to the energy issues mentioned above.

We expect 2008 to be a difficult year, but we are fortunate to have an excellent workforce and management team that produced relatively strong results in 2007 against a challenging backdrop. During first quarter 2008, we took rolling curtailments at a number of our Wood Products operations to maintain appropriate inventory levels, while trying to minimize the negative impact of the curtailments on our employees and our operating results. We decided to permanently close our White City, Oregon, lumber operation in January 2008 and our Guaiba, Brazil, veneer operation in April 2008. We are pursuing a sale of our Brazilian assets. It is likely that we will need to continue our practice of rolling curtailments at a number of our facilities, doing so in a manner that allows us to retain our skilled workforce and keep our inventories in balance with demand. We will continue to focus on supporting our customers, vendors, and employees during these difficult times. This has allowed us to modestly grow market share in this downturn and will prepare us to take full advantage of a recovery in demand when it arrives.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•      General economic conditions, including but not limited to housing starts, repair-and-remodel activity and nonresidential construction, and relative currency values;

•      Mortgage pricing and availability, as well as other consumer financing mechanisms, that ultimately impact demand for our products;

•      Volatility in raw material costs, including energy prices and log costs;

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

•      Actions of suppliers, customers, and competitors, including merger and acquisition activities;

•      Financial results of Boise Inc., which we account for under the equity method of accounting;

•      Boise Inc.’s performance under the administrative services outsourcing agreement; and

•      The other factors described in “Part II, Item 1A. Risk Factors.”

Commodity and Differentiated Products and Services

Many of the products we manufacture and distribute are widely available and can be readily produced or distributed by our competitors. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is primarily based on price, which is determined by supply relative to demand. Generally, market conditions beyond our control determine the price for our commodity products, and the price for any one or more of these products may fall below our cash production costs or our cost of procurement. Therefore, our profitability with respect to these products depends on managing our cost structure, particularly raw material and energy costs, which also exhibit commodity characteristics.

Not all of our products are viewed as commodities in the marketplace. Our engineered wood products (EWP) are differentiated from competing products based on quality and product design, as well as related customer service. In the case of EWP products, we are generally able to influence price based on the strength of differentiation and levels of customer service and are generally able to sell these products at higher margins than our commodity products. In order to reduce our sensitivity to price cyclicality and improve our margins, a fundamental component of our strategy is to increase production of EWP as a share of our total Wood Products segment sales. We believe this product is less susceptible to commodity pricing dynamics.

Comparing first quarter 2008 with the same period in 2007, sales of EWP from our Wood Products segment decreased from approximately 43% of segment sales in 2007 to 34% of sales in 2008. The ongoing weakness in new residential construction has impeded our ability to grow our EWP sales. Comparing the three months ended March 31, 2008, with the same period in 2007, our laminated veneer lumber (LVL) and I-joist sales volumes decreased 29% and 38%, respectively.

Our Building Materials Distribution segment distributes a significant number of commodity and branded building materials. While we must be competitive on price, our associates and management team understand the positive impact excellent customer service, process innovation, and local market adaptation can have on differentiating our function in the marketplace and generating superior returns on invested capital.

Demand

Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, immigration rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors. Industry supply is influenced primarily by operating rates of existing facilities, but is also influenced over time by the introduction of new product technologies and capacity additions. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada.

U.S. housing starts have fallen dramatically over the last 24 months, resulting in much lower building products shipments and pricing for us and many others in the industry. The length and magnitude of industry cycles have varied over time, and we are uncertain as to how long the current supply-demand imbalances will persist. Many of the wood products we produce or distribute, including oriented strand board (OSB), plywood, lumber, and particleboard, are commodities that are widely available from other producers or distributors. Even our noncommodity products, such as EWP, are impacted by commodity prices since the cost of producing EWP is impacted by veneer and OSB prices. Commodity products have few distinguishing qualities from producer to producer, and as a result, competition for these products is based primarily on price, which is determined by supply relative to demand.

Demand for building products also depends on light commercial construction and residential repair-and-remodeling activity, which are affected by demographic trends, interest rate levels, weather, and general economic conditions.

Supply

Industry supply of commodity wood products is affected by the number of operational or idled facilities, the building of new capacity, and the shutting down of existing capacity. Capacity also tends to increase gradually over time without significant capital expenditures, as manufacturers improve production efficiencies. Generally, more capacity is added or employed when supply is tight and margins are relatively high, and capacity is idled or eliminated when capacity significantly exceeds demand and margins are poor.

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

Industry supply of commodity wood products is also influenced by the level of imports and overseas production capacity, which has grown in recent years. The weakening of the U.S. dollar has mitigated the level of imports in recent years.

Operating Costs

Our major costs of production are labor, wood fiber, energy, and chemicals. The relative importance of these costs varies by segment. Given the significance of raw material and energy costs to our total operating expenses and our limited ability to control these costs, volatility in these costs can materially affect our margins. In addition, the timing and degree of price cycles of raw materials and energy differ with respect to each type of raw material and energy we use.

Labor.  Our labor costs tend to increase steadily due to inflation in healthcare and wage costs. Labor costs are not as volatile as our energy and wood fiber costs.

As of March 31, 2008, we had approximately 5,200 employees. Approximately 1,900, or 37%, of these employees work pursuant to collective bargaining agreements. The labor agreement at our St. Jacques, New Brunswick, Canada, I-joist plant that covers approximately 120 workers expired December 31, 2006. The contract remains in place while the parties continue negotiations. Our Northwest wood products facilities will be opening negotiations on May 9, 2008, to bargain eight contracts covering approximately 950 employees at the following locations:  St. Helens, Oregon, veneer, LaGrande, Oregon, sawmill, LaGrande, Oregon, particleboard, Elgin, Oregon, plywood plant and stud mill, Emmett, Idaho, specialties, Kettle Falls, Washington, plywood and small log mill, and Woodinville, Washington, building materials distribution center. We are also in negotiations at our Billings, Montana, building materials distribution center with the Teamsters covering 27 drivers and material handlers. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Wood fiber.  Our primary raw material is wood fiber. For the three months ended March 31, 2008 and 2007, wood fiber accounted for 43% of materials, labor, and other operating expenses in our Wood Products segment.

Our primary sources of logs and wood fiber are timber and byproducts of timber, such as wood chips, wood shavings, and sawdust. Our wood fiber costs also include purchases of semifinished materials, such as OSB and lumber, for use in EWP production. We acquire substantially all of our fiber from outside sources. In our Wood Products segment, we convert logs into lumber and veneer, and in turn, we convert veneer into EWP and plywood. Logs are a lower percentage of the total cost of materials, labor, and other operating expenses in producing EWP than commodity products, such as lumber and plywood. While log costs are still a significant component of costs, as we continue to produce more EWP relative to commodity products, direct-log costs decline as a percentage of the total cost of materials, labor, and other operating expenses. We also convert residual wood fiber from our operations, as well as from third parties, into particleboard.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Further curtailments of solid wood manufacturing in the Northwest industry has led to limited availability and higher prices for residual fiber in 2008.

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

Our costs for raw materials are influenced by increases in energy costs. Specifically, some of our key chemicals, including glues and resins consumed in our Wood Products segment, are heavily influenced by energy costs. A number of our major suppliers have obtained price increases tied to their increased energy costs. For our commodity products, the relationship between industry supply and demand, rather than changes in the cost of raw materials, determines our ability to increase prices. Consequently, we may be unable to pass increases in our operating costs to our customers in the short term.

Energy.  Prices for energy, particularly electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical averages. In addition, we have limited flexibility to switch between fuel sources in the short term; accordingly, we have significant exposure to natural gas price changes. For the three months ended March 31, 2008 and 2007, energy costs represented approximately 5% and 4% of materials, labor, and other operating expenses in our Wood Products segment. Relative to the prior year, fuel costs increased in our Building Materials Distribution segment.

Chemicals. Important chemicals we use in the production of our products are resins and glues. For the three months ended March 31, 2008 and 2007, purchases of chemicals represented 7% and 6% of materials, labor, and other operating expenses in our Wood Products segment. We experienced higher chemical costs during first quarter 2008, compared with the same period a year ago, due primarily to chemical market supply-demand dynamics.

Inflationary and seasonal influences.  Our major costs of production are labor, wood fiber, energy, and chemicals. Fiber markets in the Pacific Northwest are still relatively high by historical standards. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years and currently exceed historical standards. We have also seen higher chemical costs in the current year, compared with historical standards, due primarily to chemical market supply and demand dynamics. Seasonal changes in levels of building activity affect our building products businesses. We typically have higher sales and working capital in the second and third quarters because of warmer weather. In addition, seasonally cold weather increases costs, especially energy consumption, at our manufacturing facilities.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
	(millions)
Sales
Trade	$880.8	$1,163.2
Related parties	95.8	157.8
	976.6	1,321.0

Costs and expenses
Materials, labor, and other operating expenses	886.9	1,156.9
Depreciation, amortization, and depletion	10.0	40.4
Selling and distribution expenses	63.4	68.4
General and administrative expenses	15.6	19.5
Gain on sale of Paper and Packaging & Newsprint assets	(8.1)	—
Other (income) expense, net	(0.9)	2.5
	966.9	1,287.7

Income from operations	$9.7	$33.3

	(percentage of sales)
Sales
Trade	90.2%	88.1%
Related parties	9.8	11.9
	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	90.8%	87.6%
Depreciation, amortization, and depletion	1.0	3.0
Selling and distribution expenses	6.5	5.2
General and administrative expenses	1.6	1.5
Gain on sale of Paper and Packaging & Newsprint assets	(0.8)	—
Other (income) expense, net	(0.1)	0.2
	99.0%	97.5%

Income from operations	1.0%	2.5%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31
	2008	2007
	(millions)
Building Materials Distribution
Sales dollars	$503.9	$608.7

	(percentage of Building Materials Distribution sales)
Product Line Sales
Commodity	44.5%	43.8%
Engineered wood products	12.0	14.7
General line items	43.5	41.5

	(millions)
Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	1.9	2.7
I-joists (equivalent lineal feet)	29	47
Plywood (sq. ft.) (3/8” basis)	313	310
Lumber (board feet)	50	56
Particleboard (sq. ft.) (3/4” basis)	27	37

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,619	$1,749
I-joists (1,000 equivalent lineal feet)	970	1,044
Plywood (1,000 sq. ft.) (3/8” basis)	242	244
Lumber (1,000 board feet)	387	448
Particleboard (1,000 sq. ft.) (3/4” basis)	343	321

Set forth below are our segment sales volumes and average net selling prices for the Paper and Packaging & Newsprint segments we sold on February 22, 2008.

	(thousands of short tons, except corrugated containers)
Sales Volumes
Paper (a)
Uncoated free sheet	236	380
Containerboard (medium)	19	32
Market pulp	20	23
	275	435

Packaging & Newsprint (a)
Containerboard (linerboard)	36	65
Newsprint	56	107
Corrugated containers and sheets (mmsf)	914	1,634

	(dollars per short ton, except
	corrugated containers and sheets)
Average Net Selling Prices
Paper (a)
Uncoated free sheet	$868	$846
Containerboard (medium)	454	423
Market pulp	535	516

Packaging & Newsprint (a)
Containerboard (linerboard)	$399	$375
Newsprint	494	524
Corrugated containers and sheets ($/msf)	55	51

(a)                                  As a result of the Sale, the three months ended March 31, 2008, includes the results of the Paper and Packaging & Newsprint segments through February 21, 2008.

Operating Results

Sales

For the three months ended March 31, 2008, total sales decreased $344.4 million, or 26%, to $1.0 billion from $1.3 billion during the three months ended March 31, 2007. The decrease reflects the fact that we operated our Paper and Packaging & Newsprint segments from January 1 through February 21 of the current year prior to selling them to Boise Inc. (formerly Aldabra 2 Acquisition Corp.), whereas those segments were operated and had sales for the full quarter of the prior year. In addition, sales decreased in our Building Materials Distribution and Wood Products segments due to weaker product demand and prices as U.S. new residential housing demand declined.

Building Materials Distribution.  Sales decreased $104.8 million, or 17%, to $503.9 million for the three months ended March 31, 2008, from $608.7 million for the three months ended March 31, 2007. The decrease in sales was the result of a 12% decline in the volume of product sold in combination with sale prices falling about 6%. The reduced volumes and prices were the result of decreased demand in new residential construction markets.

Wood Products.  Sales decreased $55.2 million, or 22%, to $198.7 million for the three months ended March 31, 2008, from $253.9 million for the three months ended March 31, 2007. Lower sales were the result of lower sales volumes and prices for most of our products. The largest contributor to the decrease in sales was the decline in sales volumes and prices for our EWP products. Relative to the three months ended March 31, 2007, sales volumes for LVL and I-joists declined 29% and 38%, respectively, while sales prices for both LVL and I-joists decreased 7%. The reduction in sales volumes and sales prices was the result of lower demand in new residential construction markets.

Paper.  Sales decreased $141.5 million, or 36%, to $253.5 million for the three months ended March 31, 2008, from $395.0 million for the three months ended March 31, 2007. Relative to the three months ended March 31, 2007, sales prices improved.  Despite the increase in prices, segment sales decreased as a result of the sale of the business on February 22, 2008.

Packaging & Newsprint.  Sales decreased $80.5 million, or 41%, to $113.5 million for the three months ended March 31, 2008, from $194.0 million for the three months ended March 31, 2007. The decrease from the same quarter a year ago was driven primarily by the sale of this segment on February 22, 2008.

Costs and Expenses

Materials, labor, and other operating expenses decreased $270.0 million, or 23%, to $0.9 billion for the three months ended March 31, 2008, compared with $1.2 billion during the same period in the prior year. The decrease was driven primarily by operating our Paper and Packaging & Newsprint segments fewer days in the current quarter versus the same quarter a year ago. The decrease also resulted from lower purchased materials costs in our Building Materials Distribution segment due to lower sales volumes. In addition, relative to the three months ended March 31, 2007, energy costs decreased $34.7 million in our manufacturing businesses. The decrease in energy costs was attributable to fewer operating days in our Paper and Packaging & Newsprint segments, partially offset by higher costs per ton for energy in the Paper segment. Compared with the three months ended March 31, 2007, fiber costs decreased approximately $39.2 million, $11.8 million, and $14.8 million in our Paper, Packaging & Newsprint, and Wood Products segments, respectively. The decrease in fiber costs for Paper and Packaging & Newsprint was primarily attributable to fewer operating days, partially offset by higher costs per ton in both of these segments. Fiber costs in our Wood Products segment declined primarily due to lower log prices and lower log consumption. Relative to the three months ended March 31, 2007, chemical costs decreased $16.7 million and $0.3 million in our Paper and Packaging & Newsprint segments. The decreases were primarily the result of fewer operating days, partially offset by higher per ton costs. Chemical costs in Wood Products declined $1.8 million primarily due to lower production volumes for EWP and plywood.

Depreciation, amortization, and depletion expenses decreased $30.4 million, or 75%, to $10.0 million for the three months ended March 31, 2008, compared with $40.4 million for the same period in the prior year. The three months ended March 31, 2007, included $30.8 million of depreciation expense related to the Paper, Packaging & Newsprint, and Corporate and Other segments that was not included in the three months ended March 31, 2008, because the assets were sold on February 22, 2008, and because, prior to the Sale, we had discontinued depreciation on the assets as a result of classifying them as held for sale.

Selling and distribution expenses decreased $5.0 million, or 7%, to $63.4 million for the three months ended March 31, 2008, compared with $68.4 million for the same period in the prior year. The primary reason for the decline was fewer operating days for our Paper and Packaging & Newsprint segments. Selling and distribution expenses were essentially flat in our Building Materials Distribution and Wood Products segments.

General and administrative expenses decreased $3.9 million, or 20%, to $15.6 million for the three months ended March 31, 2008, compared with $19.5 million for the same period in the prior year. The decrease related primarily to lower compensation costs and professional fees.

Other (income) expense, net, includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows:

	Three Months Ended March 31
	2008	2007
	(millions)

Sales of assets, net	$(1.1)	$1.0
Other, net	0.2	1.5
	$(0.9)	$2.5

Income (Loss) From Operations

Income from operations decreased $23.6 million, or 71%, to $9.7 million for the three months ended March 31, 2008, from $33.3 million in the same period a year ago. The decrease was primarily the result of lower income in the Building Materials Distribution and Wood Products segments.

Building Materials Distribution.  Segment income decreased $11.7 million, or 112%, to a loss of $1.2 million for the three months ended March 31, 2008, from income of $10.5 million for the three months ended March 31, 2007. The decrease was driven by lower gross margin dollars available to cover relatively fixed expenses such as occupancy, payroll, and distribution costs, as sales volumes declined from the same quarter a year ago. The lower gross margin dollars resulted primarily from lower wood product prices.

Wood Products.  Segment income decreased $20.8 million, or 561%, to a loss of $17.1 million for the three months ended March 31, 2008, compared with income of $3.7 million for the three months ended March 31, 2007. The decrease was driven primarily by lower sales volumes and prices for most of our products, coupled with higher conversion costs. These negatives were slightly offset by lower log costs and higher log byproducts income.

Paper.  Segment income increased $2.7 million to $20.7 million for the three months ended March 31, 2008, compared with $18.0 million of income for the three months ended March 31, 2007. The increase was driven primarily by the fact that we did not record depreciation and amortization expense for the period we owned this segment in first quarter 2008, as the assets were recorded as “held for sale.”

Packaging & Newsprint.  Segment income decreased $2.4 million to $5.7 million for the three months ended March 31, 2008, compared with $8.1 million for the three months ended March 31, 2007. The decrease in segment income was driven by lower newsprint pricing and higher per-ton manufacturing costs, partially offset by higher linerboard prices and the fact that we did not record depreciation and amortization expense for the period we owned this segment in first quarter 2008, as the assets were recorded as “held for sale.”

Other

Equity in net income (loss) of affiliate. In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. We recorded the investment in “Investment in equity affiliate” on our

Consolidated Balance Sheet. This ownership interest and the three seats we hold on Boise Inc.’s. board provide us with the ability to exercise significant influence. Accordingly, we account for our investment under the equity method of accounting.

We measured our 49% ownership in Boise Inc. based on Boise Inc.’s February 21, 2008, closing stock price, adjusted for a 12% discount for lack of marketability since the stock delivered as consideration was not registered for resale. In addition, in accordance with EITF No. 01-2, Interpretations of APB Opinion No. 29, the value of the stock consideration received was further reduced by the $7.7 million gain on the Sale that we deferred as a reduction of our investment. We will realize the deferred gain as we reduce our investment in Boise Inc. The investment is adjusted monthly for our proportionate share of Boise Inc.’s net income or loss based on the most recently available financial statements. For the three months ended March 31, 2008, we recorded an $8.6 million loss related to our investment in Boise Inc. in “Equity in net loss of affiliate” in our Consolidated Statement of Loss.

Change in fair value of contingent value rights.  The three months ended March 31, 2008, included $4.8 million of expense related to the fair value of the contingent value rights (CVRs) that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors. For more information related to the CVRs, see Note 15, Financial Instruments, in “Item 1. Consolidated Financial Statements” of this Form 10-Q.

Change in fair value of interest rate swaps. The three months ended March 31, 2008, included $6.3 million of expense related to changes in the fair value of our interest rate swaps, which were terminated in February 2008.

Interest expense.  For the three months ended March 31, 2008, interest expense was $15.4 million, compared with $22.3 million in the same period a year ago. The decrease in interest expense is primarily attributable to the significant reduction in our long-term debt. At March 31, 2008, our long-term debt was $464.2 million, compared with $1.3 billion a year ago. The decrease in long-term debt is primarily attributable to the use of the majority of the proceeds from the sale of the Paper and Packaging & Newsprint assets to reduce debt. For more information, see “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax provision.  Income tax expense was $1.2 million for each of the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008, our effective tax rate for our separate subsidiaries that are taxed as corporations was 35.4%, compared with 35.0% for the same period in 2007.

Industry Mergers and Acquisitions

We have not seen significant merger and acquisition activity in the building products area other than the acquisition of International Paper’s wood products facilities by Georgia-Pacific in 2007. However, with continued weakness in the U.S. housing markets and the difficult credit environment for leveraged borrowers, we expect merger and acquisition activity to increase during 2008, as a number of companies face liquidity pressures and find additional credit resources uneconomic or unavailable.

The value of our investment in Boise Inc. will likely be influenced by the individual performance of that company, as well as the pricing environment for its products, many of which are commodities. The merger of Abitibi-Consolidated, Inc. and Bowater Incorporated in 2007 resulted in AbitibiBowater Inc. becoming by far the largest newsprint producer in North America. This may lead to further consolidation in the newsprint industry. The recent announcement from International Paper that it will purchase Weyerhaeuser’s packaging-related paper mills and conversion facilities will likewise make them by far the largest packaging player in North America and may trigger further industry consolidation in packaging-related grades.

Acquisitions

We account for acquisitions using the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition.

Divestitures

We may engage in divestiture discussions, including those entered into during the year, as discussed in “Sale of Our Paper and Packaging & Newsprint Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with other companies and make divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. We decided to permanently close our White City, Oregon, lumber operation in January 2008 and our Guaiba, Brazil, veneer operation in April 2008. We are pursuing a sale of our Brazilian assets.

Liquidity and Capital Resources

We believe that funds generated from operations and available borrowing capacity will be adequate to fund debt service requirements, capital expenditures, and working capital requirements for the next 12 months. However, our ability to continue to fund these items may be affected by general economic, financial, competitive, legislative, and regulatory factors and as a result, we cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories, compensation, fiber, energy, and interest. For the three months ended March 31, 2008 and 2007, our operating activities used $62.8 million and provided $10.8 million of cash, respectively. Relative to the three months ended March 31, 2007, the decrease in cash provided by operations relates primarily to the following:

•                  Reporting a $24.4 million net loss during the three months ended March 31, 2008, compared with $10.5 million of income during the same period in 2007.  As discussed under “Operating Results” above, the loss reported for the three months ended March 31, 2008, was the result of lower income in our Building Materials Distribution and Wood Products segments. This lower income was driven primarily by lower sales activity, resulting in fewer gross margin dollars being generated to cover cash operating costs, in our Building Materials Distribution segment and by pricing and sales volume declines in our Wood Products segment.

•                  Changes in working capital.  Unfavorable changes in working capital used $42.9 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. In first quarter 2008, the increase in working capital was attributable to higher receivables in Building Materials Distribution, partially offset by higher overall accounts payable and accrued liabilities and, to a lesser extent, a decrease in overall inventory levels. Higher receivables in Building Materials Distribution reflect increased sales of approximately 25%, comparing March 2008 sales with December 2007 sales.

•                  More cash contributions to our pension and postretirement benefit plans.  During the three months ended March 31, 2008, we used $20.7 million of cash to make pension contributions and other postretirement benefit payments, compared with $0.3 million during the three months ended March 31, 2007. The 2008 contribution was included in the pension assets prior to the Sale.

For the three months ended March 31, 2007, our operating activities provided $10.8 million of cash. In 2007, unfavorable changes in working capital used $53.3 million of cash from operations. In first quarter 2007, the increase in working capital was primarily attributable to higher receivables in Building Materials Distribution and, to a lesser extent, increased inventory levels in that segment. These increases were partially offset by higher overall accounts payable and accrued liabilities. Higher receivables in Building Materials Distribution reflect increased sales of approximately 34%, comparing March 2007 sales with December 2006 sales. The increase in inventories primarily reflects seasonal inventory changes.

Investment Activities

During the three months ended March 31, 2008, we received approximately $1,227.3 million of net cash from the sale of assets as follows:

(millions)

Proceeds from sale of Paper and Packaging & Newsprint assets	$1,277.2
Selling expenses	(33.8)
Cash contributed to Boise Inc.	(38.0)
Sales proceeds, net of selling expenses and cash contributed	1,205.4
Net proceeds from other asset sales	21.9
$1,227.3

In connection with the sale of our Paper and Packaging & Newsprint assets, we received approximately $1,205.4 million, which is net of $38.0 million of cash contributed to Boise Inc. and $33.8 million of selling expenses, which included $24.9 million of financing costs that we agreed to pay for Boise Inc. We also received approximately $21.9 million of cash for the sale of our Vancouver, Washington, and Independence, Oregon, mill sites, and other miscellaneous assets.

During the three months ended March 31, 2008, cash investing activities also included a $183.3 million increase in restricted cash, of which $160 million was invested in preparation for the repayment of $160 million of our $400 million 7.125% senior subordinated notes in April 2008 and $23.3 million related to letters of credit outstanding that were supported by restricted cash investments. In April 2008, the issuing bank for the letters of credit became a participating lender in our revolving credit facility and released the $23.3 million of cash collateral back to us. Cash investing activities also used $18.2 million of cash for purchases of property, plant, and equipment ($10.2 million of which was invested in the Paper and Packaging & Newsprint businesses we sold on February 22, 2008).

In 2007, investing activities were primarily for purchases of property, plant, and equipment, which used $47.2 million of cash. Approximately $33.0 million of these expenditures related to the Paper and Packaging & Newsprint businesses we sold on February 22, 2008.

We expect capital investments for the remainder of 2008 to total approximately $25 million to $35 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2008 will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. During 2007, we spent $9 million on environmental compliance and expect to spend approximately the same amount in 2008.

Financing Activities

Cash used for financing activities was $868.5 million for the three months ended March 31, 2008, compared with $53.9 million of cash provided from financing activities during the same period in 2007. In 2008, cash used for financing activities related primarily to the repayment of long-term debt.

During the period of January 1 to February 21, 2008, we borrowed $125.0 million under our receivables securitization facility and $40.0 million under our revolving credit facility to make $7.4 million of tax distributions to our equity holders, contribute $20.0 million to our pension plans, and fund working capital and other operating requirements. On February 22, 2008, we repaid all of the borrowings under the revolving credit facility, Tranche E term loan, delayed-draw term loan, and the borrowings secured by our receivables, which totaled $925.6 million, and we terminated those credit facilities. The debt repayments were funded with proceeds from the Sale and an initial borrowing of $64.1 million under our new $350.0 million senior secured asset-based revolving credit facility.

As a result of the significant decrease in our variable-rate debt, we terminated all of our interest rate swap agreements for approximately $11.9 million. Late in the quarter, we also made $120.0 million of tax distributions to our equity holder, and paid $18.3 million to repurchase the equity units of employees terminated in connection with the Sale. On April 15, 2008, we used $160.0 million of cash proceeds of the Sale set aside in a restricted account to redeem, at par, $160.0 million of our 7.125% senior subordinated notes. Our senior subordinated note indenture limits our ability to make certain restricted payments as defined in the agreement. As of March 31, 2008, we had the ability to make restricted payments of $83.2 million under the general restricted payment basket calculated based on cumulative net income (loss) since the date the notes were issued.

In 2007, the cash provided by financing activities was primarily the result of a net $60.0 million of borrowings under our accounts receivable securitization program, which was partially offset by $2.8 million of cash tax distributions to our equity holders and the repayment of $3.2 million of short-term borrowings.

The following discussion describes our debt transactions in more detail.

Debt Transactions

At March 31, 2008, and December 31, 2007, our short- and long-term debt was as follows:

	March 31,	December 31,
	2008	2007
	(millions)

Revolving credit facility, due 2013	$64.2	$—
Tranche E term loan, due 2014	—	521.1
7.125% senior subordinated notes, due 2014	400.0	400.0
Delayed-draw term loan, due 2014	—	199.5
Borrowings secured by receivables	—	40.0
Current portion of long-term debt	(160.0)	(47.3)
Long-term debt, less current portion	304.2	1,113.3
Short-term borrowings	—	10.5
Current portion of long-term debt	160.0	47.3
Total debt	$464.2	$1,171.1

As discussed in “Sale of Our Paper and Packaging & Newsprint Assets” above, with the proceeds from the Sale, we repaid $925.6 million of debt, including all of the borrowings under the revolving credit facility, Tranche E term loan, and delayed-draw term loan and the borrowings secured by our receivables. For more information related to these borrowings prior to us repaying them, see Note 11, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our 2007 Annual Report on Form 10-K. In addition to these repayments, we initiated a tender offer for $160 million of our 7.125% senior subordinated notes. See “Senior Notes” below for more information.

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into a new five-year $350 million senior secured asset-based revolving credit facility with Bank of America (the Original Agreement). As part of the syndication process, the agreement was amended in April 2008 to revise the pricing and incorporate additional covenants (the Amended Facility). At March 31, 2008, we had $64.2 million of borrowings outstanding under the Original Agreement. Borrowings under the Amended Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Amended Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the period of February 22, 2008, through March 31, 2008, the average interest rate for our borrowings under the Original Agreement was 5.5%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Amended Facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the Original Agreement were $64.1 million and $64.2 million between February 22, 2008, and March 31, 2008. The weighted average amount of borrowings outstanding under the Original Agreement during the period from February 22, 2008 through March 31, 2008, was $64.2 million. The Amended Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Amended Facility.

The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment. Borrowings under the Amended Facility require compliance with a borrowing base formula, which sets advance rates against eligible accounts receivable and inventory. As of March 31, 2008, we had availability of $234.2 million above the amount we had borrowed. If excess availability under the Amended Facility falls below the greater of $45 million or 15% of the borrowing base, we would be required to maintain a minimum fixed charge coverage ratio. The Amended Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At March 31, 2008, we had $23.3 million of letters of credit outstanding supported by restricted cash investments. The issuing bank for the letters of credit became a participating lender in the Amended Facility in April 2008 and released the $23.3 million of cash collateral back to us.

Senior Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes.

In connection with the Sale, we made an asset disposition tender offer for $160 million of the $400 million 7.125% senior subordinated notes. At March 31, 2008, the $160 million was held by the note trustee in restricted cash investments and was recorded in “Restricted cash” on our Consolidated Balance Sheet. Because of the outstanding tender offer, we reclassified the $160 million to “Current portion of long-term debt” on our Consolidated Balance Sheet at March 31, 2008. We redeemed $160 million of the notes on April 15, 2008.

Other

At March 31, 2008, and December 31, 2007, we had $11.7 million and $23.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. With the proceeds from the Sale, we repaid a significant portion of our debt. In connection with repaying the debt, we expensed approximately $14.5 million of deferred financing costs. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint assets” in our Consolidated Statement of Loss for the three months ended March 31, 2008. In addition, we incurred approximately $3.7 million of financing costs related to our new asset-based revolving credit facility, which we recorded in “Deferred financing costs” on our March 31, 2008, Consolidated Balance Sheet.

For the three months ended March 31, 2008 and 2007, cash payments for interest, net of interest capitalized, were $8.8 million and $15.8 million, respectively.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of March 31, 2008. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	Remainder of 2008	2009-2010	2011-2012	Thereafter	Total
	(millions)

Long-term debt (a)	$160.0	$—	$—	$304.2	$464.2
Interest (b)	12.1	40.5	40.6	34.7	127.9
Operating leases (c)	7.9	19.5	15.0	40.5	82.9
Purchase obligations
Raw materials and finished goods inventory (d)	80.9	195.5	172.9	157.4	606.7
Utilities (e)	6.0	2.0	—	—	8.0
Other	1.2	0.4	—	—	1.6
Other long-term liabilities reflected on our Balance Sheet
Compensation and benefits (f)	0.1	17.5	19.3	9.7	46.6
Other (g)	0.8	11.5	1.7	8.3	22.3
	$269.0	$286.9	$249.5	$554.8	$1,360.2

(a)                                  These borrowings are further explained in “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt and short-term borrowings.

(b)                                 Amounts represent estimated interest payments as of March 31, 2008, and assume our long-term debt is held to maturity.

(c)                                  We enter into operating leases in the normal course of business. We lease a portion of our distribution centers as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or we entered into additional operating lease agreements. For more information, see Note 7, Leases, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

(d)                                 Included among our raw materials purchase obligations are contracts to purchase approximately $599.6 million of wood fiber. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. The prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or current quarter pricing. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

(f)            Amounts consist primarily of pension and other postretirement benefit obligations, including current portion.

(g)                                 Includes a $9.5 million liability for 100% of the fair market value of the liability related to the contingent value rights (CVRs) we and Terrapin Partners Venture Partnership (collectively the Grantors) issued in connection with the Sale. We are jointly and severally liable to investors for the CVR payment, but between the Grantors, each Grantor is individually liable for 50% of the CVR payment. In addition to the liability, we also recorded a $4.8 million receivable in “Receivables, Other” on our Consolidated Balance Sheet. See Note 15, Financial Instruments, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” of this Form 10-Q for more information related to the CVRs.

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

The Series A equity units issued to OfficeMax in connection with the Forest Products Acquisition accrue dividends daily at a rate of 8% per annum on OfficeMax’s capital contribution (net of any distributions previously received) plus any accumulated dividends. Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At March 31, 2008, and December 31, 2007, $14.5 million and $12.9 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units.

Off-Balance-Sheet Activities

At March 31, 2008, and December 31, 2007, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 20, Commitments and Guarantees, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” of this Form 10-Q describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Environmental

For information on environmental issues, see Environmental in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K.

As of March 31, 2008, there have been no changes to our critical accounting estimates, except for the amounts disclosed for our 2008 expected pension expense and related sensitivities. As a result of the Sale, our expected annual pension expense decreased, and a 0.25% change in either direction to the discount rate, the expected rate of return on plan assets, or the rate of compensation increases would have the following effect on 2008 pension expense:

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
		(millions)

2008 Expense
Discount rate	$12.8	$(1.9)	$1.0
Expected rate of return on plan assets	12.8	(0.7)	0.7
Rate of compensation increases	12.8	0.2	(0.4)

New and Recently Adopted Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these standards on January 1, 2009. Earlier adoption is prohibited. The impact of adopting these standards will be limited to business combinations occurring on or after January 1, 2009.

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 15, Financial Instruments, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, we expanded our disclosures about fair value measurements. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. We will adopt FSP No. 157-2 in January 2009. We do not expect the adoption to have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in 2009. Early adoption of SFAS No. 161 is permitted. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.

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

Interest Rate Risk

After the Sale, our debt is predominantly fixed-rate. At March 31, 2008, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $18.1 million less than the amount reported on our Consolidated Balance Sheet.

With the proceeds from the Sale, we significantly decreased our variable-rate debt. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million. The interest rate swaps were considered economic hedges. During the three months ended March 31, 2008, we recorded the fair value of the interest rate swaps, or $6.3 million of expense, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss.

Energy Risk

Occasionally, we enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of March 31, 2008, we had no material derivative instruments related to our forecasted natural gas purchases.

Foreign Currency Risk

At March 31, 2008, we had no material foreign currency hedges.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership (Boise Inc.’s majority owner prior to the Sale) and Boise Cascade, L.L.C. (collectively the Grantors), issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc.’s stock. The CVRs are governed by a Contingent Value Rights Agreement (Agreement). The term of the Agreement is from February 5, 2008, through February 5, 2009, and allows investors to receive payments in cash, shares of common stock, or a combination of cash and shares as elected by us, based upon the performance of Boise Inc.’s stock. If at any time during the year, Boise Inc.’s stock price is at least $10.50 for (1) any 20 days of any period of 30 consecutive days, or (2) any 10 consecutive trading days, then the CVRs have no value. If neither of the preceding conditions are met over the one-year period, the holder receives a value equal to the lesser of $1.00 or the amount by which the $10.50 exceeds the average stock price for the 30-day period ending February 5, 2009 (the “Anniversary Price”). If we elect to settle our obligation under the Agreement using Boise Inc. shares, the Agreement provides that our shares will be valued at the greater of the Anniversary Price or $9.00 per share. As a result, the maximum number of Boise Inc. shares we would be required to deliver to the rights holders would be 2.4 million assuming Terrapin Partners Venture Partnership failed to perform its obligations.

We recorded the fair value of the liability on the grant date based on a simulation analysis that considered the likelihood of Boise Inc. investors receiving payment under the Agreement. We update the simulation model each quarter and revalue the liability based on its results. The Grantors are jointly and severally liable to the investors for the CVR payment, but between the Grantors, each Grantor is individually liable for 50% of the CVR payment. Because we are jointly and severally liable to investors, at March 31, 2008, we recorded a liability for 100% of the fair value of the CVRs, or $9.5 million, in Accrued liabilities, Other” on our Consolidated Balance Sheets. We also recorded $4.8 million of expense in “Change in fair value of contingent value rights” on our Consolidated Statement of Loss and a $4.8 million receivable in “Receivables, Other” on our Consolidated Balance Sheet.

Financial Instrument Fair Value Reconciliation

The following table reconciles the beginning and ending balances of the instruments for which we measured the fair value using unobservable inputs (Level 3 in the fair value hierarchy) as of March 31, 2008:

	Contingent Value Rights	Interest Rate Swaps	Total
		(millions)

Beginning balance	$—	$5.6	$5.6

Losses included in earnings	4.8	6.3	11.1
Receivable from Terrapin Partners	4.8	—	4.8
Termination of interest rate swaps	—	(11.9)	(11.9)
Ending balance	$9.5	$—	$9.5

Total losses included in earnings attributable to the change in unrealized gains or losses relating to assets held at March 31, 2008	$4.8	$—	$4.8

ITEM 4T.	CONTROLS AND PROCEDURES

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

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. A number of key components in our internal control system assist us in these evaluations. Since the company’s inception, we have had a disclosure committee. The committee meets regularly and includes input from our senior management, general counsel, internal audit staff, and independent accountants. This committee is charged with considering and evaluating the materiality of information and reviewing the company’s disclosure obligations on a timely basis. Our internal audit department also evaluates components of our internal controls on an ongoing basis. To assist in its evaluations, the internal audit staff identifies, documents, and tests our controls and procedures. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change.

During the three months ended March 31, 2008, there were no material changes in our internal controls over financial reporting, except that in conjunction with the sale of our Paper and Packaging & Newsprint assets, we entered into an Outsourcing Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Agreement, as of the end of the quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

This Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement.

The markets in which we operate are cyclical. Fluctuations in the prices of and the demand for our products could result in smaller profit margins and lower sales volumes.  Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, immigration rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors. Industry supply is influenced primarily by operating rates of existing facilities, but is also influenced over time by the introduction of new product technologies and capacity additions. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada. While the weak U.S. dollar is mitigating the pressure from imports, there can be no assurance that the current situation will not reverse in the future.

U.S. housing starts have fallen dramatically over the last 24 months, resulting in much lower building products shipments and pricing for us and many others in the industry. The length and magnitude of industry cycles have varied over time, and we are uncertain as to how long the current supply-demand imbalances will persist. Many of the wood products we produce or distribute, including oriented strand board, plywood, lumber, and particleboard, are commodities that are widely available from other producers or distributors. Even our noncommodity products, such as engineered wood products (EWP), are impacted by commodity prices since the cost of producing EWP is impacted by veneer and OSB prices. Commodity products have few distinguishing qualities from producer to producer, and as a result, competition for these products is based primarily on price, which is determined by supply relative to demand.

Demand for building products also depends on light commercial construction and residential repair-and-remodeling activity, which are impacted by demographic trends, interest rate levels, weather, and general economic conditions.

Prices for all of our products are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Market conditions beyond our control determine the prices for our commodity products, and as a result, the price for any one or more of these products may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these products depends on managing our cost structure, particularly raw materials and energy prices, which represent the largest components of our operating costs and can fluctuate based upon factors beyond our control, as described below. If the prices for our products decline, or if our raw materials or energy costs increase, or both, demand for our products may decline and our sales and profitability could be materially and adversely affected.

Our business is vulnerable to the recent volatility in the credit markets.  Credit markets have recently experienced difficult conditions and volatility, including the concerns in the well-publicized subprime mortgage market as well as related financings. Market uncertainty has increased dramatically and expanded into other credit markets. The lack of credit has dampened the housing market, reducing the demand for the building products we manufacture and distribute. It is difficult to predict how long these conditions will exist; however, these factors have and will continue to adversely affect our financial performance in our Building Materials Distribution and Wood Products segments.

We face strong competition in our markets.  The forest products industry is highly competitive. We face competition from numerous competitors, domestic as well as foreign. A few of our competitors in each of our businesses are larger companies that have greater financial and other resources, greater manufacturing economies of scale, and/or lower operating costs than we do. This competition will continue to pressure our financial results during the various stages of the business cycle and the current cyclical downturn. Future merger and acquisition activity by our competitors, suppliers, or customers could negatively impact our competitive position in the market.

Current adverse conditions may increase the credit risk from our customers.  Our Building Materials Distribution and Wood Products segments extend credit to numerous customers who are heavily exposed to the effect of the downturn in the housing market. Current housing market conditions could result in financial failures of one or more of our significant customers, which could impair our ability to fully collect receivables from such customers.

Our manufacturing businesses may have difficulty obtaining logs and fiber at favorable prices or at all.  Wood fiber is our principal raw material, which accounted for approximately 43% of the aggregate amount of materials, labor, and other operating expenses for our Wood Products segment in 2007 and 43% in the first quarter of 2008. Wood fiber is a commodity, and prices have historically been cyclical. Availability of residual wood fiber for our particleboard operation has been negatively affected by significant mill closures and curtailments that have occurred among solid-wood product producers.

Future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health, and the response to and prevention of catastrophic wildfires can also affect log and fiber supply. Availability of harvested logs and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. In addition, since a number of our manufacturing facilities use wood-based biomass as an alternative energy source, an increase in wood fiber costs or a reduction in availability can increase the price of or reduce the total usage of biomass, which could result in higher energy costs.

Some of our wood products are vulnerable to long-term declines in demand due to competing technologies or materials.  In particular, demand for plywood may decline as customers continue to shift to oriented strand board, a product we do not manufacture. Any substantial shift in demand from our products to competing technologies or materials could result in a material decrease in sales of our products.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively impact our net income.  Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•                  Maintenance outages;

•                  Prolonged power failures;

•                  An equipment failure, particularly a press at one of our major EWP production facilities;

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

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements.  Our manufacturing businesses are capital-intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency, and comply with environmental laws. During 2007, our total capital expenditures, excluding acquisitions, were approximately $188 million, including approximately $142 million related to the Paper and Packaging & Newsprint businesses we sold on February 22, 2008. We expect to spend approximately $25 million to $35 million, excluding acquisitions, on capital expenditures during the remainder of 2008.

We are subject to significant environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.  We are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Our capital expenditures for environmental compliance were approximately $9 million in 2007 and 2006 and approximately $17 million in 2005, and we expect to incur approximately $9 million in 2008. We expect to continue to incur significant capital and operating expenditures in order to maintain compliance with applicable environmental laws and regulations. If we fail to comply with applicable environmental laws and regulations, we may face civil or criminal fines, penalties, or enforcement actions, including orders limiting our operations or requiring corrective measures, installation of pollution control equipment, or other remedial actions.

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures. In addition, we may be affected negatively if carbon emission laws are enacted that require the company to install additional equipment or pay for existing emissions.

Labor disruptions or increased labor costs could adversely affect our business.  We could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise, any of which could prevent us from meeting customer demand or increase costs, thereby reducing our sales and profitability. As of March 31, 2008, we had approximately 5,200 employees. Approximately 1,900, or 37%, of these employees work pursuant to collective bargaining agreements. The labor agreement at our St. Jacques, New Brunswick, Canada, I-joist plant that covers approximately 120 workers expired December 31, 2006. The contract remains in place while the parties continue negotiations. Our Northwest wood products facilities will be opening negotiations on May 9, 2008, to bargain eight contracts covering approximately 950 employees at the following locations:  St. Helens, Oregon, veneer, LaGrande, Oregon, sawmill, LaGrande, Oregon, particleboard, Elgin, Oregon, plywood plant and stud mill, Emmett, Idaho, specialties, Kettle Falls, Washington, plywood and small log mill, and Woodinville, Washington, building materials distribution center. We are also in negotiations at our Billings, Montana, building materials distribution center with the

Teamsters covering 27 drivers and material handlers. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Further increases in the cost of our purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing our margins.  Energy accounted for approximately 4% of the aggregate amount of materials, labor, and other operating expenses for our Wood Products segment in 2007 and 5% in the first quarter of 2008. Prices for energy, particularly natural gas, diesel fuel, and electricity, have been volatile in recent years and currently exceed historical averages. These fluctuations affect our manufacturing costs and contribute to earnings volatility. Increased demand (which could be driven by cold weather) or further supply constraints could drive prices higher. The rates we are charged are affected by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and regulatory situation.

Other raw materials we use include various chemical compounds, primarily resins and glues. Purchases of chemicals accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses for our Wood Products segment in 2007 and 7% in the first quarter of 2008. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond our control.

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

The terms of our new asset-based lending facility (Credit Agreement) and the indenture governing our notes restrict our ability to operate our business and to pursue our business strategies.  Our Credit Agreement and the indenture governing our notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose customary operating and financial restrictions on us. Our Credit Agreement and the indenture governing our notes limit our ability, among other things, to:

•                  Make material acquisitions;

•                  Incur additional indebtedness;

•                  Make distributions to our equity holders;

•                  Enter into transactions with our affiliates;

•                  Incur liens;

•                  Enter into new lines of business; and

•                  Engage in consolidations, mergers, or sales of substantially all of our assets.

Our indebtedness also requires periodic interest payments, which reduces the cash we have available to fund our operations or make capital expenditures. While we do not anticipate any liquidity issues at this time, our ability to meet future cash interest requirements will depend on our results of operations, as well as maintaining sufficient borrowing availability under our Credit Agreement. A portion of the interest on our indebtedness is based on floating interest rates. An increase in the London Interbank Offered Rate (LIBOR) or the prime rate may increase our interest expense.

The value of the Boise Inc. common stock and the note we received in the Sale will depend on the future financial performance of Boise Inc. and on conditions in the capital markets generally and may differ from the values recorded on our balance sheet.  We hold a 49% equity interest in Boise Inc., which we account for using the equity method. The future value of this common stock will depend upon Boise Inc.’s future financial performance as well as conditions in the capital markets. Although we have registration rights that allow us to require Boise Inc. to register our common stock, the common stock is not currently registered, which impacts the liquidity of this investment. In addition, Boise Inc. has no obligation to pay us cash dividends. Protracted weakness in Boise Inc.’s common stock share price due to its financial performance or to weakness in the capital markets generally could result in a substantial reduction in the value of our investment in its securities. This investment is recorded on our balance sheet based upon the closing price at the time of the Sale, less a 12% discount for a lack of marketability and a $7.7 million deferred gain, and is adjusted monthly based upon our proportionate share of Boise Inc.’s net income or loss. Although we periodically review the recoverability of this investment, the value of the investment on our balance sheet is not marked to market and does not reflect the amount for which we could sell the common stock in the market at any given time.

In addition, in connection with the Sale, Boise Inc. issued us a structurally subordinated paid-in-kind note valued at $58.8 million as of March 31, 2008. We do not expect to receive cash interest payments on the note. The future value of the note and our ability to obtain liquidity from the note prior to its maturity in 2015 will depend on Boise Inc.’s financial performance. There is currently no market for the note; it has not been registered with the Securities and Exchange Commission; and we do not have registration rights with regard to the note. There can be no assurance that the note will become marketable prior to maturity.

Because we account for our investment in Boise Inc. under the equity method, Boise Inc.’s reported earnings will materially impact our reported financial results.  Our reported earnings may be impacted materially by recording a proportionate share of Boise Inc.’s net income or loss in our income statement. Although Boise Inc. has no obligation to pay us dividends, a proportionate share of Boise Inc.’s net income or loss will flow through our income statement. Boise Inc. has significant financial leverage and its operating earnings have been cyclical historically. This may result in volatility in our reported results of operations.

As a result of the Sale, we now rely on Boise Inc. for many of our administrative services.  In conjunction with the Sale, we entered into an Outsourcing Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. Most of the Boise Inc. staff who provide these services are providing the same services they provided when they were our employees. Nevertheless, we cannot be assured that these employees will remain with Boise Inc. or that there will not be a disruption in the continuity or level of service provided. If Boise Inc. is unwilling or unable to provide services at the same quality levels as those services have been provided in the past, our business and compliance activities and results of operations could be substantially and negatively impacted.

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Bernadette Madarieta
Bernadette Madarieta Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  May 8, 2008

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008

Number	Description

10	2008 Annual Incentive Award Notifications with respect to Boise Cascade, L.L.C., Incentive and Performance Plan

10.1*

Promissory Note payable to Boise Cascade, L.L.C. in aggregate principal amount of $41 million issued by Boise Inc., a Delaware corporation f/k/a Aldabra 2 Acquisition Corp., and each Subsidiary Obligor party thereto and related Subordinated Guaranty, each dated as of February 22, 2008

10.2*	Investor Rights Agreement, dated as of February 22, 2008, by and between Aldabra 2 Acquisition Corp., Boise Cascade, L.L.C., Boise Cascade Holdings, L.L.C., and the other shareholders party thereto

10.3*	Intellectual Property License Agreement, dated as of February 22, 2008, by and between Boise Cascade, L.L.C. and Boise Paper Holdings, L.L.C.

10.4*	Outsourcing Agreement, dated as of February 22, 2008, by and between Boise Cascade, L.L.C. and Boise Paper Holdings, L.L.C.

10.5*

Amendment No. 2 to Purchase and Sale Agreement, dated February 22, 2008, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise White Paper, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp. and Aldabra Sub LLC

10.6*

Loan and Security Agreement, dated as of February 22, 2008, by and among Boise Cascade, L.L.C., Boise Building Solutions Distribution, L.L.C. and Boise Building Solutions Manufacturing, L.L.C., as borrowers, Boise Building Solutions Manufacturing Holdings Corp., BC Chile Investment Corporation and BC Brazil Investment Corporation, as guarantors, the Lenders from time to time party thereto and Bank of America, NA., as Agent

10.7*	First Amendment to Employment Agreement, dated February 22, 2008, by and between Boise Cascade, L.L.C. and W. Thomas Stephens

10.8*	Form of Officer Severance Agreement (with all elected officers excluding the Chief Executive Officer)

10.9*	Subordinated Guaranty, dated as of February 22, 2008, by the subsidiary guarantors of Boise Inc. party thereto

10.10**	Second Amendment to Employment Agreement between Boise Cascade, L.L.C. and W. Thomas Stephens dated March 12, 2008.

10.11***	First Amendment to Loan and Security Agreement dated April 17, 2008

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Current Report on Form 8-K dated February 28, 2008.

**	Incorporated by reference to Current Report on Form 8-K dated March 18, 2008.

***	Incorporated by reference to Current Report on Form 8-K dated April 21, 2008.