Form 10-Q
period 2008-06-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2008-08-07
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The registrant, a limited liability company, has no voting or nonvoting equity held by nonaffiliates and no common stock outstanding. Equity units issued and outstanding on July 31, 2008, were as follows:

Series	Units Outstanding as of July 31, 2008

Series A Common Units	66,000,000
Series B Common Units	535,375,934
Series C Common Units	22,662,180

These units are neither registered nor publicly traded.

ii

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Submission of Matters to a Vote of Securityholders	58

Item 5.	Other Information	58

Item 6.	Exhibits	58

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

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended June 30
	2008	2007
	(thousands)
Sales
Trade	$743,402	$1,288,921
Related parties	13,786	159,477
	757,188	1,448,398

Costs and expenses
Materials, labor, and other operating expenses	649,886	1,270,294
Materials, labor, and other operating expenses from related parties	23,009	—
Depreciation, amortization, and depletion	8,684	40,722
Selling and distribution expenses	57,600	73,620
General and administrative expenses	7,859	20,210
General and administrative expenses from related party	2,526	—
Loss on sale of Paper and Packaging & Newsprint assets	3,328	—
Other (income) expense, net	8,635	(5,091)
	761,527	1,399,755

Income (loss) from operations	(4,339)	48,643

Equity in net loss of affiliate	(8,845)	—
Foreign exchange gain	890	2,020
Change in fair value of contingent value rights	743	—
Change in fair value of interest rate swaps	—	5,395
Interest expense	(6,427)	(24,352)
Interest income	2,559	642
	(11,080)	(16,295)

Income (loss) before income taxes	(15,419)	32,348
Income tax (provision) benefit	23	(3,450)
Net income (loss)	$(15,396)	$28,898

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)

(unaudited)

	Six Months Ended June 30
	2008	2007
	(thousands)
Sales
Trade	$1,624,202	$2,452,094
Related parties	109,568	317,272
	1,733,770	2,769,366

Costs and expenses
Materials, labor, and other operating expenses	1,530,544	2,427,193
Materials, labor, and other operating expenses from related parties	29,189	—
Depreciation, amortization, and depletion	18,719	81,082
Selling and distribution expenses	120,965	142,028
General and administrative expenses	22,511	39,705
General and administrative expenses from related party	3,504	—
Gain on sale of Paper and Packaging & Newsprint assets	(4,735)	—
Other (income) expense, net	7,693	(2,545)
	1,728,390	2,687,463

Income from operations	5,380	81,903

Equity in net loss of affiliate	(17,397)	—
Foreign exchange gain	277	2,262
Change in fair value of contingent value rights	(4,030)	—
Change in fair value of interest rate swaps	(6,284)	5,395
Interest expense	(21,808)	(46,695)
Interest income	5,160	1,243
	(44,082)	(37,795)

Income (loss) before income taxes	(38,702)	44,108
Income tax provision	(1,132)	(4,673)
Net income (loss)	$(39,834)	$39,435

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2008	2007
	(thousands, except unit data)
ASSETS

Current
Cash and cash equivalents	$240,679	$57,623
Receivables
Trade, less allowances of $2,216 and $1,664	165,480	115,209
Related parties	5,905	9
Other	9,364	7,458
Inventories	310,179	342,015
Assets held for sale	40,528	1,853,039
Other	7,917	5,426
	780,052	2,380,779

Property
Property and equipment, net	292,027	313,117
Fiber farms and deposits	9,058	24,010
	301,085	337,127

Investment in equity affiliate	263,476	—
Deferred financing costs	8,548	23,074
Goodwill	12,170	12,170
Intangible assets, net	9,458	9,668
Other assets	7,287	11,374
Total assets	$1,382,076	$2,774,192

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

(unaudited, except unit data)

	June 30,	December 31,
	2008	2007
	(thousands, except unit data)
LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$10,500
Current portion of long-term debt	—	47,250
Accounts payable
Trade	161,036	141,459
Related parties	4,249	43
Accrued liabilities
Compensation and benefits	37,768	36,909
Interest payable	3,979	7,140
Other	69,943	29,959
Liabilities related to assets held for sale	766	331,636
	277,741	604,896

Debt
Long-term debt, less current portion	315,000	1,113,313

Other
Compensation and benefits	46,544	46,981
Other long-term liabilities	11,157	17,097
	57,701	64,078

Redeemable equity units
Series B equity units – 5,082,599 units and 16,622,421 units outstanding	5,082	16,992
Series C equity units – 22,769,364 units and 39,069,411 units outstanding	7,500	9,489
	12,582	26,481

Commitments and contingent liabilities

Capital
Series A equity units – no par value; 66,000,000 units authorized and outstanding	78,140	78,463
Series B equity units – no par value; 550,000,000 units authorized and 530,356,601 units outstanding	640,912	876,693
Series C equity units – no par value; 44,000,000 units authorized	—	10,268
Total capital	719,052	965,424

Total liabilities and capital	$1,382,076	$2,774,192

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30
	2008	2007
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(39,834)	$39,435
Items in net income (loss) not using (providing) cash
Equity in net loss of affiliate	17,397	—
Depreciation, depletion, and amortization of deferred financing costs and other	19,456	82,260
Related-party interest income	(2,760)	—
Deferred income taxes	54	1,913
Pension and other postretirement benefit expense	7,787	12,538
Gain on changes in retiree healthcare programs	—	(4,367)
Change in fair value of contingent value rights	4,030	—
Change in fair value of interest rate swaps	6,284	(5,395)
Management equity units expense	1,086	1,550
Gain on sale of assets, net	(8,399)	(799)
Loss on sale of note receivable from related party	8,313	—
Other	(311)	(1,520)
Decrease (increase) in working capital, net of dispositions
Receivables	(80,234)	(73,658)
Inventories	34,555	(365)
Prepaid expenses	(2,324)	(1,456)
Accounts payable and accrued liabilities	17,137	22,336
Pension and other postretirement benefit payments	(20,775)	(524)
Current and deferred income taxes	(1,129)	1,712
Other	303	3,959
Cash provided by (used for) operations	(39,364)	77,619

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	1,226,698	16,903
Proceeds from sale of note receivable from related party	52,781	—
Expenditures for property and equipment	(27,869)	(89,913)
Increase in restricted cash	(183,290)	—
Decrease in restricted cash	183,290	—
Other	(742)	1,291
Cash provided by (used for) investment	1,250,868	(71,719)

Cash provided by (used for) financing
Issuances of long-term debt	240,000	705,000
Payments of long-term debt	(1,085,563)	(675,212)
Short-term borrowings	(10,500)	(3,200)
Tax distributions to members	(127,884)	(2,753)
Repurchase of management equity units	(28,398)	(249)
Cash paid for termination of interest rate swaps	(11,918)	—
Proceeds from changes to interest rate swaps	—	2,848
Other	(4,185)	(2,666)
Cash provided by (used for) financing	(1,028,448)	23,768

Increase in cash and cash equivalents	183,056	29,668

Balance at beginning of the period	57,623	45,169

Balance at end of the period	$240,679	$74,837

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2006	66,000	$78,290	530,357	$724,988	—	$11,655	$814,933

Net income (a)	—	—	—	127,697	—	—	127,697
Other comprehensive income (loss), net of tax (a) (b)
Cash flow hedges	—	—	—	(3,070)	—	—	(3,070)
Unfunded accumulated benefit obligation	—	—	—	33,705	—	—	33,705
Paid-in-kind dividend	—	5,770	—	(5,770)	—	—	—
Tax distributions to members	—	(5,597)	—	(1,803)	—	—	(7,400)
Allocation of profit interest to Series C equity units	—	—	—	1,387	—	(1,387)	—
Other	—	—	—	(441)	—	—	(441)
Balance at December 31, 2007 (c)	66,000	$78,463	530,357	$876,693	—	$10,268	$965,424

Net loss (a)	—	—	—	(39,834)	—	—	(39,834)
Other comprehensive loss, net of tax (a) (b)
Cash flow hedges	—	—	—	(133)	—	—	(133)
Unfunded accumulated benefit obligation	—	—	—	(36,049)	—	—	(36,049)
Equity in other comprehensive income of equity affiliate	—	—	—	250	—	—	250
Paid-in-kind dividend	—	3,068	—	(3,068)	—	—	—
Tax distributions to members	—	(3,391)	—	(158,800)	—	—	(162,191)
Allocation of profit interest from Series C equity units	—	—	—	10,268	—	(10,268)	—
Fair market value adjustment of redeemable equity units	—	—	—	(11,236)	—	—	(11,236)
Other	—	—	—	2,821	—	—	2,821
Balance at June 30, 2008 (c)	66,000	$78,140	530,357	$640,912	—	$—	$719,052

(a)                                  Total comprehensive income (loss) for the three and six months ended June 30, 2008, was $(15.2) million and $(75.8) million, compared with $23.9 million and $40.4 million for the three and six months ended June 30, 2007.

(b)                                 Total other comprehensive income (loss) for the three and six months ended June 30, 2008, was $0.2 million and $(35.9) million, compared with $(5.0) million and $1.0 million for the three and six months ended June 30, 2007.

(c)                                  Accumulated other comprehensive income (loss) at June 30, 2008, and December 31, 2007, was $35.2 million and $71.1 million, respectively.

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

As used in these consolidated financial statements, the terms “BC Holdings” and “we” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. The equity interest that we own in Boise Inc. represents a significant continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the financial data in this report includes the results of the Paper and Packaging & Newsprint segments through February 21, 2008, and we did not define the sold assets as discontinued operations.

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. Net income (loss) for the three and six months ended June 30, 2008 and 2007, involved estimates and accruals. Some of our accounting estimates include the assessment of the recoverability of long-lived assets; the assessment of goodwill and intangible assets; the valuation and recognition of share-based compensation; the valuation and recognition of pension expense and liabilities; and the evaluation of our investment in Boise Inc. for other-than-temporary impairment. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year.

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation.

2.                                      Sale of Our Paper and Packaging & Newsprint Assets

On February 22, 2008, Boise Cascade, L.L.C., completed the Sale for $1,277.2 million of cash consideration, $277.4 million of net stock consideration, and a $41.0 million paid-in-kind promissory note receivable. After the Sale, the note receivable from Boise Inc. increased $17.3 million for working capital adjustments. For more information, see Note 4, Transactions With Related Parties. In connection with the Sale, we generated a $9.3 million gain, of which we recognized $4.7 million in our Consolidated Statement of Loss during the six months ended June 30, 2008. In accordance with Emerging Issues Task Force (EITF) No. 01-02, Interpretations of Accounting Principles Board (APB) Opinion No. 29, we deferred $4.6 million of the gain as a reduction of our investment in Boise Inc.

Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we became a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. We account for our interest in Boise Inc. using the equity method of accounting. We valued the stock consideration received based on the February 21, 2008, closing Boise Inc. stock price of $8.56. We reduced the value of the stock consideration received by a 12% discount for a lack of marketability since the stock delivered as consideration was not registered for resale and by a $4.6 million gain deferred in connection with the Sale. We will realize the deferred gain when we reduce our investment in Boise Inc. See Note 12, Investment in Equity Affiliate, for more information.

The net proceeds of any disposition of the shares of Boise Inc., and the net proceeds received from the sale of the note receivable from Boise Inc. (see Note 4, Transactions With Related Parties), are governed by the terms of our senior subordinated notes indenture, including the asset disposition provisions, which may require us to repay senior indebtedness, reinvest the proceeds in our business, or tender for all, or a portion of, the outstanding notes at par.

Use of Transaction Proceeds

With the proceeds from the Sale and an initial borrowing under our asset-based revolving credit facility, we repaid $1,085.6 million of our debt. In addition to repaying a substantial amount of our indebtedness, in first quarter 2008, we paid $11.9 million to unwind all of our interest rate swaps.

We make cash distributions to permit the members of BC Holdings and affiliates to pay their taxes. On February 22, 2008, we accrued $200 million for estimated tax distributions payable to our equity holders related to the estimated net taxable gain on the Sale. During the three and six months ended June 30, 2008, we made $0.5 million and $127.9 million of tax distributions to our equity holders. We expect to make additional gain-related tax distributions during the remainder of the year or first quarter 2009. Our tax distribution payable to members will include the gain on the Sale and will increase or decrease for 2008 taxable income (loss).

In connection with the transaction, approximately 75 participants in our Management Equity Plan terminated employment with us. These employees collectively held 6.6 million Series B and 16.1 million Series C units. After the transaction, we paid $18.3 million to repurchase their equity units. In addition, we also currently expect to pay approximately $4.2 million under the deferred compensation agreements for employees terminated in connection with the transaction. Of the $4.2 million, we recorded $2.6 million in “Accrued liabilities, Compensation and benefits” and $1.6 million in “Other, Compensation and benefits” on our Consolidated Balance Sheet at June 30, 2008.

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

	Three Months Ended June 30				Six Months Ended June 30
	2008		2007		2008		2007
	(thousands)

Sales	$757,188		$895,729		$1,385,287		$1,667,017

Net income (loss)	$(12,811	)(a)	$23,491	(b)	$(54,676	)(a)	$27,577	(b)

(a)                                  The pro forma net loss for the three and six months ended June 30, 2008, included pro forma losses of $8.9 million and $22.1 million related to our equity interest in Boise Inc.; included zero and $6.3 million  of expense related to changes in the fair value of our interest rate swaps, which we terminated in February 2008; included $1.8 million and $4.1 million of related-party interest income from the note receivable from Boise Inc., which was sold in June 2008; excluded $0.7 million of income and $4.0 million of expense related to the fair value of contingent value rights that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors; and excluded $3.3 million of expense and $4.7 million of gain on the Sale.

(b)                                 Pro forma net income for the three and six months ended June 30, 2007, included pro forma losses of $8.9 million and $12.1 million related to our equity interest in Boise Inc.; included $2.3 million and $4.6 million of related-party interest income from the note receivable from Boise Inc.; both periods included a $4.4 million gain related to changes in our retiree healthcare programs and $5.4 million of income related to changes in the fair value of our interest rate swaps.

3.                                      Assets and Liabilities Held for Sale

Brazil Operations

In April 2008, our board of directors authorized management to pursue the divestiture of our plywood and veneer mill and eucalyptus plantations we owned or controlled in Brazil. Accordingly, we reclassified the assets and liabilities of our Brazil operations, which are part of our Wood Products segment, to “Assets held for sale” and “Liabilities related to assets held for sale” on our Consolidated Balance Sheet and stopped depreciating the assets. We did not record the results of its operations as discontinued because the business is part of a larger cash-flow generating group and on its own is not a component of an entity as defined in SFAS No. 144. We tested the recoverability of the long-lived assets in accordance with SFAS No. 144 and recorded no impairment.

On July 1, 2008, we sold our indirect wholly owned subsidiary in Brazil, Boise Cascade do Brasil, Ltda., to Aracruz Celulose, S.A., for an aggregate price of $47.1 million, and we expect to record a gain of approximately $6 million on the sale, net of estimated selling expenses.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we did not recast the prior-period balance sheet for assets and liabilities held for sale related to the Brazil operations to conform with the current-period presentation. The carrying amounts of the major classes of assets and liabilities classified as “Assets held for sale” and “Liabilities related to assets held for sale” on our June 30, 2008, Consolidated Balance Sheet were as follows:

June 30,
2008
(thousands)
Assets
Cash	$1,091
Accounts receivable, net	199
Inventories	2,937
Property and equipment, net	14,598
Fiber farms and deposits	17,935
Other	3,768
Assets held for sale	$40,528

Liabilities
Accounts payable	$513
Accrued compensation and benefits	189
Other accrued liabilities	64
Liabilities related to assets held for sale	$766

Paper and Packaging & Newsprint Assets

In September 2007, in anticipation of the Sale, we reclassified the assets and liabilities of our Paper and Packaging & Newsprint segments, as well as some of the assets and liabilities included in our Corporate and Other segment, to “Assets held for sale” and “Liabilities related to assets held for sale” on our Consolidated Balance Sheet and stopped depreciating and amortizing those assets. As discussed in Note 2, Sale of Our Paper and Packaging & Newsprint Assets, we sold these assets to Boise Inc. on February 22, 2008. The three and six months ended June 30, 2008, included approximately $30.8 million and $61.6 million of lower depreciation and amortization expense as a result of recording no depreciation and amortization expense for the Paper and Packaging & Newsprint assets in 2008. Of the $30.8 million of lower depreciation and amortization expense recorded during the three months ended June 30, 2008, $16.1 million related to our Paper segment, $13.9 million related to our Packaging & Newsprint segment, and $0.8 million related to our Corporate and Other segment. During the six months ended June 30, 2008, $32.7 million related to our Paper segment, $27.3 million related to our Packaging & Newsprint segment, and $1.6 million related to our Corporate and Other segment.

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

4.                                      Transactions With Related Parties

Sales

Prior to the Sale, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the three months ended June 30, 2007, sales to OfficeMax were $159.5 million. Sales to OfficeMax were $90.1 million and $317.3 million for the six months ended June 30, 2008 and 2007, respectively. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

During the three and six months ended June 30, 2008, we sold $10.5 million and $14.7 million of fiber to Boise Inc. and $3.3 million and $4.8 million of fiber to Louisiana Timber Procurement Company, L.L.C., an unconsolidated entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc., at prices designed to approximate market. Most of these sales relate to chip sales from our Wood Products segment. These sales are included in “Sales, Related parties” in the Consolidated Statements of Loss.

Costs and Expenses

During the three and six months ended June 30, 2008, we purchased $21.2 million and $26.7 million of fiber from Louisiana Timber Procurement Company, L.L.C. In addition, we purchased $1.3 million and $1.8 million of transportation services from Boise Inc. We purchased the fiber and transportation services at prices that approximated market prices. For the three and six months ended June 30, 2008, these costs are recorded in “Materials, labor, and other operating expenses from related parties” in our Consolidated Statements of Loss.

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee. The absorption fee of $5.0 million is allocated among the services provided under the contract and declines to zero in total and on an allocable basis over the initial three-year term of the agreement. During the three and six months ended June 30, 2008, we recognized $3.8 million and $5.2 million of costs related to this agreement, of which we recorded $0.6 million and $0.7 million in “Materials, labor, and other operating expenses from related parties,” $0.7 million and $1.0 million in “Selling and distribution expenses,” and $2.5 million and $3.5 million in “General and administrative expenses from related party” in our Consolidated Statements of Loss.

Note Receivable

In connection with the Sale, we received a 15.75%, $41.0 million paid-in-kind promissory note receivable from Boise Inc. that compounded quarterly and was scheduled to mature in August 2015. After the transaction, the note receivable increased $17.3 million for working capital adjustments, the amount by which the working capital of our Paper and Packaging & Newsprint segments exceeded $329.0 million. During the three and six months ended June 30, 2008, we recorded approximately $1.8 million and $2.8 million of interest income in our Consolidated Statements of Loss.

In June 2008, we sold the note receivable for $52.8 million, after selling expenses. We recorded an $8.3 million loss on the sale of the note receivable in “Other (income) expense, net” in our Consolidated Statements of Loss for the three and six months ended June 30, 2008. We are obligated under the indenture for our 7.125% senior subordinated notes due 2014 to use the net proceeds of the sale of the note receivable within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. As we evaluate potential uses for the funds, the net cash proceeds received are invested in high-quality, short-term investments, which we record in “Cash and cash equivalents.”

Tax Distributions

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of BC Holdings and affiliates to pay income taxes. During the six months ended June 30, 2008, we made $127.9 million of cash tax distributions, of which $120.5 million of the tax distributions related to the net taxable gain on the Sale. During the six months ended June 30, 2008, we paid $104.9 million to Forest Products Holdings (FPH), our majority owner. FPH in turn paid $94.2 million to Madison Dearborn Partners, our equity sponsor, $10.3 million to management investors, and $0.4 million to nonmanagement affiliates, respectively. For the six months ended June 30, 2007, we did not make any distributions to FPH. For the six months ended June 30, 2008 and 2007, we paid $23.0 million and $2.8 million to OfficeMax to fund their tax obligations related to their investments in us.

5.                                      Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2008, and December 31, 2007, we had $1.4 million and $2.2 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. The rebates are recorded as a decrease in sales. At June 30, 2008, and December 31, 2007, we had $9.8 million and $12.7 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

6.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(thousands)

Loss on sale of note receivable from related party (a)	$8,313	$—	$8,313	$—
Changes in retiree healthcare programs	—	(4,367)	—	(4,367)
Sales of assets, net	268	(1,700)	(730)	(701)
Other, net (b)	54	976	110	2,523
	$8,635	$(5,091)	$7,693	$(2,545)

(a)	In June 2008, we sold the note receivable from Boise Inc. for $52.8 million, after selling expenses, and recorded an $8.3 million loss on the sale in “Other (income) expense, net.”

(b)	The three and six months ended June 30, 2007, included $0.7 million and $2.0 million of expense related to the closure of our paper converting facility in Salem, Oregon.

7.                                      Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $3.3 million and $6.3 million for the three months ended June 30, 2008 and 2007, and $8.7 million and $12.6 million for the six months ended June 30, 2008 and 2007. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $5.8 million for the remainder of 2008, $10.8 million in 2009, $10.1 million in 2010, $8.8 million in 2011, $8.1 million in 2012, and $6.9 million in 2013, with total payments thereafter of $34.8 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

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

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately two years, with fixed payment terms similar to those in the original lease agreements.

8.                                      Income Taxes

Tax Distributions

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes in respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of BC Holdings and affiliates to pay these taxes. For the three and six months ended June 30, 2008, we made $0.5 million and $127.9 million of cash distributions, and zero and $2.8 million for the three and six months ended June 30, 2007. Relative to the six months ended June 30, 2007, the increase in 2008 distributions related to the net taxable gain on the Sale. See Note 2, Sale of Our Paper and Packaging & Newsprint Assets, for more information. Both our senior credit facilities and the indenture governing our notes permit these distributions.

Income Tax (Provision) Benefit

For the three months ended June 30, 2008, we recorded a small tax benefit, compared with $3.5 million of income tax expense during the same period in the prior year. Income tax expense was $1.1 million and $4.7 million for the six months ended June 30, 2008 and 2007. Our income tax provision consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders as well as income taxes payable by our separate subsidiaries that are taxed as corporations. During the three months ended June 30, 2008 and 2007, our effective tax rates for our separate subsidiaries that are taxed as corporations were 34.0% and 34.4%. Our effective tax rates were 35.4% and 34.7% for the six months ended June 30, 2008 and 2007. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income. At June 30, 2008, and December 31, 2007, we had zero and $0.6 million of deferred tax liabilities related to our taxable subsidiaries recorded on our Consolidated Balance Sheets. In February 2008, the deferred tax liability was reduced to zero, as the taxable subsidiaries that held the deferred tax liabilities were part of the Sale.

During the three months ended June 30, 2008, we paid $0.9 million of tax, net of income taxes refunded. We paid $1.1 million, $0.5 million, and $1.3 million of income taxes, net of refunds received, during the three months ended June 30, 2007, and the six months ended June 30, 2008 and 2007, respectively.

BC Holdings or one of our subsidiaries files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, Idaho, Louisiana, Oregon, Minnesota, Texas, and Washington. We are subject to tax examinations from October 29, 2004 (our inception) to present. In the second quarter 2008, the United States Internal Revenue Service began an audit of the BC Holdings returns for the 2005 and 2006 tax years. Additionally, in third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006.

9.                                      Inventories

Inventories include the following:

	June 30, 2008	December 31, 2007
	(thousands)

Finished goods and work in process	$266,511	$266,033
Logs	26,516	56,490
Other raw materials and supplies	17,152	19,492
	$310,179	$342,015

10.                               Property and Equipment, Net

                                                Property and equipment consisted of the following asset classes:

	June 30, 2008	December 31, 2007
	(thousands)

Land and land improvements	$36,089	$37,330
Buildings and improvements	103,024	105,835
Machinery and equipment	245,969	258,333
Construction in progress	17,732	15,382
	402,814	416,880
Less accumulated depreciation	(110,787)	(103,763)
	$292,027	$313,117

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

Changes in the carrying amount of our goodwill by segment are as follows:

	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(thousands)

Balance at December 31, 2006	$5,593	$6,577	$1,341	$8,335	$—	$21,846

Purchase price adjustments during 2007 (a)	—	—	32,542	—	—	32,542
Goodwill reclassified to “Assets held for sale” (b)	—	—	(33,883)	(8,335)	—	(42,218)
Balance at December 31, 2007, and June 30, 2008	$5,593	$6,577	$—	$—	$—	$12,170

(a)                                  As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Based on paper prices during the third anniversary period ended October 29, 2007, we paid OfficeMax $32.5 million. This payment increased goodwill in our Paper segment, which we recorded in “Assets held for sale” on our December 31, 2007, Consolidated Balance Sheet. This agreement terminated in February 2008 with the sale of our Paper and Packaging & Newsprint assets.

(b)                                 See Note 3, Assets and Liabilities Held for Sale, for more information.

At June 30, 2008, and December 31, 2007, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademark assets have an indefinite life and are not amortized. Customer relationships are amortized over five years.

Intangible assets consisted of the following:

	June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,542)	558
	$11,000	$(1,542)	$9,458

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,332)	768
	$11,000	$(1,332)	$9,668

Intangible asset amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2008, and $1.2 million and $2.3 million for the same periods in 2007. The estimated amortization expense is $0.2 million for the remainder of 2008 and $0.4 million in 2009. We estimate no amortization expense after 2009.

12.                               Investment in Equity Affiliate

In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. This ownership interest and the three seats we hold on Boise Inc.’s board provide us with the ability to exercise significant influence. Accordingly, we account for our investment under the equity method of accounting.

We measured our ownership in Boise Inc. based on Boise Inc.’s February 21, 2008, closing stock price, adjusted for a 12% discount for lack of marketability since the stock delivered as consideration was not registered for resale. In addition, in accordance with EITF No. 01-02, Interpretations of APB Opinion No. 29, the value of the stock consideration received was further reduced by the $4.6 million gain on the Sale that we deferred as a reduction of our investment. We will realize the deferred gain as we reduce our investment in Boise Inc. The investment is adjusted monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. For the three and six months ended June 30, 2008, we recorded an $8.8 million and $17.4 million loss related to our investment in Boise Inc. in “Equity in net loss of affiliate” in our Consolidated Statements of Loss.

We closely monitor Boise Inc.’s common stock share price and publicly reported financial performance. At June 30, 2008, Boise Inc.’s stock closed at $3.85 and the fair value of the 37.9 million shares we hold in Boise Inc. was, based on such trading price, $145.8 million, compared with the $263.5 million value recorded on our Consolidated Balance Sheet. In accordance with APB 18, The Equity Method of Accounting For Investments in Common Stock, we evaluated whether the investment was other than temporarily impaired and concluded that it was not.

The carrying value of our investment in Boise Inc. is approximately $2.8 million less than our share of Boise Inc.’s underlying equity in net assets. The $2.8 million difference represents negative equity method goodwill. Since Boise Inc. did not record any goodwill in its purchase price allocation, we allocated the excess carrying amount to long-lived assets and we amortize the difference on a straight-line basis over the weighted-average useful life of Boise Inc.’s assets.

13.          Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143. We accrue for asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

At June 30, 2008, and December 31, 2007, we had $0.6 million and $0.8 million of asset retirement obligations recorded in “Other, Other long-term liabilities” on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the six months ended June 30, 2008, and the year ended December 31, 2007:

	June 30,	December 31,
	2008	2007
	(thousands)

Asset retirement obligation at beginning of period	$782	$11,544
Accretion expense	176	926
Payments	—	(37)
Revisions in estimated cash flows	—	1,652
Asset retirement obligation reclassified to “Liabilities related to assets held for sale” (See Note 3)	(380)	(13,303)
Asset retirement obligation at end of period	$578	$782

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

14.          Debt

At June 30, 2008, and December 31, 2007, our short- and long-term debt were as follows:

	June 30,	December 31,
	2008	2007
	(thousands)

Revolving credit facility, due 2013	$75,000	$—
Tranche E term loan, due 2014	—	521,063
7.125% senior subordinated notes, due 2014	240,000	400,000
Delayed-draw term loan, due 2014	—	199,500
Borrowings secured by receivables	—	40,000
Current portion of long-term debt	—	(47,250)
Long-term debt, less current portion	315,000	1,113,313
Short-term borrowings	—	10,500
Current portion of long-term debt	—	47,250
Total debt	$315,000	$1,171,063

As discussed in Note 2, Sale of Our Paper and Packaging & Newsprint Assets, with the proceeds from the Sale and an initial borrowing under our asset-based revolving credit facility, we repaid $1,085.6 million of debt, including all of the borrowings under the previous revolving credit facility, Tranche E term loan, delayed-draw term loan, borrowings secured by our receivables, and $160.0 million of our 7.125% senior subordinated notes. For more information related to these borrowings prior to our repaying them, see Note 11, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our 2007 Annual Report on Form 10-K.

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into a five-year $350 million senior secured asset-based revolving credit facility with Bank of America (the Agreement). As part of the syndication process, the Agreement was amended in April 2008 to revise the pricing and incorporate additional covenants. At June 30, 2008, we had $75.0 million of borrowings outstanding under the Agreement. Borrowings under the Agreement are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Agreement during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the period of February 22, 2008, through June 30, 2008, the average interest rate for our borrowings under the Agreement was 5.2%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Agreement and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the Agreement were $64.1 million and $75.0 million between February 22, 2008, and June 30, 2008. The weighted average amount of borrowings outstanding under the Agreement during the period from February 22, 2008, through June 30, 2008, was $69.5 million. The Agreement provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Agreement.

The revolving credit facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment. Borrowings under the Agreement require compliance with a borrowing base formula, which sets advance rates against eligible accounts receivable and inventory. As of June 30, 2008, we had availability of $191.1 million above the amount we had borrowed, including letters of credit outstanding. If excess availability under the Agreement falls below the greater of $45 million or 15% of the borrowing base, we would be required to maintain a minimum fixed charge coverage ratio. The Agreement also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At June 30, 2008, we had $13.7 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under our asset-based revolving credit facility.

Senior Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. In connection with the Sale, we repurchased $160.0 million of the notes on April 15, 2008.

Other

At June 30, 2008, and December 31, 2007, we had $8.5 million and $23.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. With the proceeds from the

Sale, we repaid a significant portion of our debt. In connection with repaying the debt, we expensed approximately $3.0 million and $17.6 million of deferred financing costs for the three and six months ended June 30, 2008. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint assets” in our Consolidated Statements of Loss. In addition, we incurred approximately $4.1 million of financing costs related to our new asset-based revolving credit facility, which we recorded in “Deferred financing costs” on our June 30, 2008, Consolidated Balance Sheet.

For the six months ended June 30, 2008 and 2007, cash payments for interest, net of interest capitalized, were $24.2 million and $45.6 million, respectively.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income (loss),” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income (loss)” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

After the Sale, our debt is predominantly fixed-rate. At June 30, 2008, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $49.0 million less than the amount reported on our Consolidated Balance Sheet.

With the proceeds from the Sale, we significantly decreased our variable-rate debt. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million. The interest rate swaps were considered economic hedges. During the six months ended June 30, 2008 and 2007, we recorded the fair value of the interest rate swaps, or $6.3 million of expense and $5.4 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statements of Income (Loss).

Energy Risk

Occasionally, we enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of June 30, 2008, we had no material derivative instruments related to our forecasted natural gas purchases.

Foreign Currency Risk

At June 30, 2008, we had no material foreign currency hedges.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership (Boise Inc.’s majority owner prior to the Sale) and Boise Cascade, L.L.C. (collectively the Grantors) issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc.’s stock. The CVRs are governed by a Contingent Value Rights Agreement (the CVR Agreement). The term of the CVR Agreement is from February 5, 2008, through February 5, 2009, and allows investors to receive payments in cash, shares of common stock, or a combination of cash and shares as elected by us, based upon the performance of Boise Inc.’s stock. If at any time during the year, Boise Inc.’s stock price is at least $10.50 for (1) any 20 days of any period of 30 consecutive days or (2) any 10 consecutive trading days, then the CVRs have no value. If neither of the preceding conditions is met over the one-year period, the holder receives a value equal to the lesser of $1.00 or the amount by which the $10.50 exceeds the average stock price for the 30-day period ending February 5, 2009 (the Anniversary Price). If we elect to settle our obligation under the CVR Agreement using Boise Inc. shares, the CVR Agreement provides that our shares will be valued at the greater of the Anniversary Price or $9.00 per share. As a result, the maximum number of Boise Inc. shares we would be required to deliver to the rights holders would be 2.4 million, assuming Terrapin Partners Venture Partnership failed to perform its obligations.

We recorded the fair value of the liability on the grant date based on a simulation analysis that considered the likelihood of Boise Inc. investors receiving payment under the Agreement. We update the simulation model each quarter and revalue the liability based on its results. The Grantors are jointly and severally liable to the investors for the CVR payment, but between the Grantors, each Grantor is individually liable for 50% of the CVR payment. Because we are jointly and severally liable to investors, at June 30, 2008, we recorded a liability for 100% of the fair value of the CVRs, or $8.1 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. We also recorded $0.7 million of income and $4.0 million of expense in “Change in fair value of contingent value rights” on our Consolidated Statements of Loss for the three and six months ended June 30, 2008, and a $4.0 million receivable in “Receivables, Other” on our Consolidated Balance Sheet at June 30, 2008.

Financial Instrument Fair Value Reconciliation

The following table reconciles the beginning and ending balances of the instruments for which we measured the fair value using unobservable inputs (Level 3 in the fair value hierarchy) as of June 30, 2008:

	Contingent Value Rights	Interest Rate Swaps	Total
	(thousands)

Beginning balance at December 31, 2007	$—	$5,634	$5,634

Losses included in earnings	4,030	6,284	10,314
Receivable from Terrapin Partners	4,030	—	4,030
Termination of interest rate swaps	—	(11,918)	(11,918)
Ending balance at June 30, 2008	$8,060	$—	$8,060

Total losses included in earnings attributable to the change in unrealized gains or losses relating to assets held at June 30, 2008	$4,030	$—	$4,030

16.          New and Recently Adopted Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the approval by the Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 15, Financial Instruments, we expanded our disclosures about fair value measurements. In accordance with the provisions of FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, we elected to defer adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. We are required to adopt SFAS Nos. 141(R) and 160 simultaneously on January 1, 2009. Earlier adoption is prohibited. The impact of adopting these standards will be limited to business combinations occurring on or after January 1, 2009.

17.          Retirement and Benefit Plans

Effective January 1, 2008, we spun off the portion of each benefit plan attributable to employees or retirees of the Paper and Packaging & Newsprint businesses. Effective February 22, 2008, under the terms of the Purchase and Sale Agreement with Boise Inc., we transferred sponsorship of the spunoff plans to Boise Paper Holdings, L.L.C., a subsidiary of Boise Inc., and only those employees, terminated vested participants, and retirees whose employment was with our Wood Products, Building Materials Distribution, and some corporate and discontinued operations continue to be covered under the plans remaining with us.

The following table presents the pension and postretirement benefit costs as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007
	(thousands)

Service cost	$2,753	$5,615	$—	$30
Interest cost	4,615	9,301	3	122
Expected return on plan assets	(4,542)	(9,217)	—	—
Recognized actuarial (gain) loss	(92)	130	—	—
Amortization of prior service costs and other	30	371	—	—
Company-sponsored plans	2,764	6,200	3	152
Multiemployer pension plans	13	120	—	—
Net periodic benefit cost	$2,777	$6,320	$3	$152

	Pension Benefits		Other Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(thousands)

Service cost	$7,069	$11,362	$1	$84
Interest cost	12,684	18,807	23	227
Expected return on plan assets	(12,536)	(18,814)	—	—
Recognized actuarial (gain) loss	(204)	260	(13)	—
Amortization of prior service costs and other	256	545	—	—
Curtailment (gain) loss	404	(181)	—	—
Company-sponsored plans	7,673	11,979	11	311
Multiemployer pension plans	103	248	—	—
Net periodic benefit cost	$7,776	$12,227	$11	$311

In February 2008, we made a $20 million contribution to our pension plans, which was included in the pension assets for purposes of determining the spinoff amounts. During the remainder of 2008, we are not required to make any additional minimum contributions to our pension plans; however, we may elect to make additional voluntary contributions.

18.          Redeemable Equity Units

In connection with the Sale, approximately 75 participants in our Management Equity Plan terminated employment with us. These employees collectively held 6.6 million Series B and 16.1 million Series C units. In March 2008, we paid $18.3 million to repurchase their equity units.

In connection with the Sale, for the six months ended June 30, 2008, we recorded $3.1 million of expense to adjust the value of the immature equity units (units that have not been at risk for at least six months) to redemption value and $1.9 million of expense related to nonrefundable tax distributions paid to management investors in connection with their investments in us that will not vest. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint Assets” in our Consolidated Statement of Loss. In addition, during the six months ended June 30, 2008, pursuant to the Sale we recorded a $6.3 million adjustment to the value of the mature equity units (vested units and units that had been at risk for at least six months) to reflect redemption value in the capital section of our Consolidated Balance Sheet and Consolidated Statement of Capital.

Repurchase and Amendment

In May 2008, our parent company, Forest Products Holdings (FPH), entered into a Repurchase Agreement and Amendment No. 1 to our Management Equity Agreement (the Repurchase and Amendment Agreements) with each member of management holding Series B and Series C equity units.

Under the redemption provisions of the Repurchase and Amendment Agreements, FPH repurchased 48.5% of each management investor’s Series B units for an amount equal to such manager’s original investment in FPH totaling $9.7 million of cash. The repurchase was at the election of the individual participant and was offered for a short period of time. Accordingly, we accounted for the repurchase as a “short-term inducement” under SFAS No. 123(R), under the equity method accounting. During the six months ended June 30, 2008, we recognized $0.4 million of compensation expense for the amount that the repurchase exceeded the fair value of the awards.

FPH amended the Management Equity Agreement (the Plan) such that:  (i) 62.9% of the market-condition Series C equity units were converted to time-vesting units and vest on a daily basis from February 22, 2008, through December 31, 2010, (ii) 37.1% of the market-condition Series C equity units remain subject to the Plan’s internal rate of return formula, but the vesting period was extended one year to December 2010, and (iii) the vesting period for the unvested time-vesting Series C equity units was extended one year to December 2010. The amendments had no impact on the Series B units. In accordance with SFAS No. 123(R), we measured the value of the award before and after the modification and, as a result, will be required to recognize an incremental $2.0 million of compensation expense resulting from the modification. Of the $2.0 million of incremental compensation expense, we recognized approximately $0.2 million during the three and six months ended June 30, 2008, and we will recognize the remaining $1.8 million prospectively over the remaining vesting period.

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

An analysis of our operations by segment is as follows:

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Party	segment	Total	Taxes	Depletion	(d)
	(millions)
Three Months Ended June 30, 2008
Building Materials Distribution	$609.9	$—	$0.1	$610.0	$15.3	$1.9	$17.3
Wood Products	133.5	13.8	78.7	226.0	(3.4)	6.7	3.3
Corporate and Other (a)	—	—	—	—	(15.3)	0.1	(15.4)
	743.4	13.8	78.8	836.0	(3.4)	8.7	5.2
Intersegment eliminations	—	—	(78.8)	(78.8)	—	—	—
Equity in net loss of affiliate	—	—	—	—	(8.8)	—	(8.8)
Change in fair value of contingent value rights	—	—	—	—	0.7	—	—
Interest expense	—	—	—	—	(6.4)	—	—
Interest income	—	—	—	—	2.6	—	—
	$743.4	$13.8	$—	$757.2	$(15.4)	$8.7	$(3.6)

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Party	segment	Total	Taxes	Depletion	(d)
	(millions)
Three Months Ended June 30, 2007
Building Materials Distribution	$723.6	$—	$0.1	$723.7	$20.4	$1.9	$22.2
Wood Products	161.8	—	116.9	278.7	15.7	7.6	23.3
Paper	226.1	159.5	15.5	401.1	13.2	16.1	29.3
Packaging & Newsprint	173.9	—	19.0	192.9	2.3	13.9	16.2
Corporate and Other (b)	3.5	—	10.9	14.4	(0.9)	1.2	0.4
	1,288.9	159.5	162.4	1,610.8	50.7	40.7	91.4
Intersegment eliminations	—	—	(162.4)	(162.4)	—	—	—
Change in fair value of interest rate swaps	—	—	—	—	5.4	—	—
Interest expense	—	—	—	—	(24.4)	—	—
Interest income	—	—	—	—	0.6	—	—
	$1,288.9	$159.5	$—	$1,448.4	$32.3	$40.7	$91.4

	Sales				Income (Loss)	Depreciation, Amortization,
	Trade	Related Party	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (d)
	(millions)
Six Months Ended June 30, 2008
Building Materials Distribution	$1,113.6	$—	$0.3	$1,113.9	$14.1	$3.9	$18.0
Wood Products	252.2	19.5	153.1	424.8	(20.5)	14.2	(6.3)
Paper (c)	154.4	90.1	9.0	253.5	20.7	0.3	21.1
Packaging & Newsprint (c)	102.2	—	11.3	113.5	5.7	0.1	5.7
Corporate and Other (a)	1.8	—	6.8	8.6	(14.3)	0.2	(14.1)
	1,624.2	109.6	180.5	1,914.3	5.7	18.7	24.4
Intersegment eliminations	—	—	(180.5)	(180.5)	—	—	—
Equity in net loss of affiliate	—	—	—	—	(17.4)	—	(17.4)
Change in fair value of contingent value rights	—	—	—	—	(4.0)	—	—
Change in fair value of interest rate swaps	—	—	—	—	(6.3)	—	—
Interest expense	—	—	—	—	(21.8)	—	—
Interest income	—	—	—	—	5.2	—	—
	$1,624.2	$109.6	$—	$1,733.8	$(38.7)	$18.7	$7.0

	Sales				Income (Loss)	Depreciation, Amortization,
	Trade	Related Party	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (d)
				(millions)
Six Months Ended June 30, 2007
Building Materials Distribution	$1,332.3	$—	$0.1	$1,332.4	$30.8	$3.7	$34.6
Wood Products	313.4	—	219.2	532.6	19.4	14.9	34.3
Paper	449.0	317.3	29.8	796.1	31.2	32.7	63.9
Packaging & Newsprint	350.7	—	36.2	386.9	10.4	27.3	37.7
Corporate and Other (b)	6.7	—	21.6	28.3	(7.6)	2.5	(5.3)
	2,452.1	317.3	306.9	3,076.3	84.2	81.1	165.2
Intersegment eliminations	—	—	(306.9)	(306.9)	—	—	—
Change in fair value of interest rate swaps	—	—	—	—	5.4	—	—
Interest expense	—	—	—	—	(46.7)	—	—
Interest income	—	—	—	—	1.2	—	—
	$2,452.1	$317.3	$—	$2,769.4	$44.1	$81.1	$165.2

(a)                                  Included an $8.3 million loss on the sale of the note receivable from Boise Inc. See Note 4, Transactions With Related Parties, for more information.

                                                The six months ended June 30, 2008, included a $4.7 million gain on the Sale. The three months ended June 30, 2008, included $3.3 million of expenses related to the Sale. See Note 2, Sale of Our Paper and Packaging & Newsprint Assets, for more information.

(b)                                 Included a $4.4 million gain for changes in our retiree healthcare programs.

(c)                                  The six months ended June 30, 2008, included the results of the Paper and Packaging & Newsprint segments through February 21, 2008.

(d)                                 EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps and contingent value rights), income tax provision, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of a wide range of companies. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and change in fair value of interest rate swaps and contingent value rights, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(millions)

Net income	$(15.4)	$28.9	$(39.8)	$39.4
Change in fair value of contingent value rights	(0.7)	—	4.0	—
Change in fair value of interest rate swaps	—	(5.4)	6.3	(5.4)
Interest expense	6.4	24.4	21.8	46.7
Interest income	(2.6)	(0.6)	(5.2)	(1.2)
Income tax provision	—	3.5	1.1	4.7
Depreciation, amortization, and depletion	8.7	40.7	18.7	81.1
EBITDA	$(3.6)	$91.4	$7.0	$165.2

20.          Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Leases, and Note 14, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 20, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At June 30, 2008, there have been no material changes to our commitments.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 20, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2008, there have been no material changes to the guarantees disclosed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. However, in July 2008, in connection with the sale of our Brazil operations, the buyer agreed to indemnify us against any and all claims under the Guarantee, Marketing, and Take if Required Agreement, as amended, with Global Forest Partners.

21.          Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. The senior notes are guaranteed on a senior basis jointly and severally by Boise Cascade, L.L.C., and each of its existing and future subsidiaries (other than the co-issuers, Boise Cascade, L.L.C., and Boise Cascade Finance Corporation). The nonguarantors include our foreign subsidiaries and Birch Creek Investments, L.L.C., which was dissolved on March 31, 2008. Other than the consolidated financial statements and footnotes for Boise Cascade Holdings, L.L.C., financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended June 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$738,153	$5,249	$—	$743,402
Intercompany	—	—	—	5,276	(5,276)	—
Related parties	—	—	13,786	—	—	13,786
	—	—	751,939	10,525	(5,276)	757,188

Costs and expenses
Materials, labor, and other operating expenses	—	425	642,372	12,365	(5,276)	649,886
Materials, labor, and other operating expenses from related parties	—	—	23,009	—	—	23,009
Depreciation, amortization, and depletion	—	83	7,986	615	—	8,684
Selling and distribution expenses	—	—	56,632	968	—	57,600
General and administrative expenses	—	1,570	6,259	30	—	7,859
General and administrative expenses from related party	—	2,526	—	—	—	2,526
Loss on sale of Paper and Packaging & Newsprint assets	—	3,328	—	—	—	3,328
Other (income) expense, net	8,313	42	(1,659)	1,939	—	8,635
	8,313	7,974	734,599	15,917	(5,276)	761,527

Income (loss) from operations	(8,313)	(7,974)	17,340	(5,392)	—	(4,339)

Equity in net loss of Boise Inc.	(8,845)	—	—	—	—	(8,845)
Foreign exchange gain (loss)	—	246	(139)	783	—	890
Change in fair value of contingent value rights	—	743	—	—	—	743
Interest expense	—	(6,427)	—	—	—	(6,427)
Interest expense—intercompany	—	—	—	(20)	20	—
Interest income	1,774	719	59	7	—	2,559
Interest income—intercompany	—	20	—	—	(20)	—
	(7,071)	(4,699)	(80)	770	—	(11,080)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(15,384)	(12,673)	17,260	(4,622)	—	(15,419)
Income tax (provision) benefit	—	20	(2)	5	—	23

Income (loss) before equity in net income (loss) of affiliates	(15,384)	(12,653)	17,258	(4,617)	—	(15,396)

Equity in net income (loss) of affiliates	(12)	12,641	—	—	(12,629)	—
Net income (loss)	$(15,396)	$(12)	$17,258	$(4,617)	$(12,629)	$(15,396)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended June 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,280,960	$7,961	$—	$1,288,921
Intercompany	—	883	1	22,589	(23,473)	—
Related parties	—	—	159,477	—	—	159,477
	—	883	1,440,438	30,550	(23,473)	1,448,398

Costs and expenses
Materials, labor, and other operating expenses	—	397	1,264,231	22,785	(17,119)	1,270,294
Depreciation, amortization, and depletion	—	992	38,697	1,033	—	40,722
Selling and distribution expenses	—	—	72,946	674	—	73,620
General and administrative expenses	—	7,190	18,632	742	(6,354)	20,210
Other (income) expense, net	—	(4,027)	(1,904)	840	—	(5,091)
	—	4,552	1,392,602	26,074	(23,473)	1,399,755

Income (loss) from operations	—	(3,669)	47,836	4,476	—	48,643

Foreign exchange gain (loss)	—	13,789	911	(12,680)	—	2,020
Change in fair value of interest rate swaps	—	5,395	—	—	—	5,395
Interest expense	—	(22,094)	—	(2,258)	—	(24,352)
Interest expense—intercompany	—	(155)	—	(4,490)	4,645	—
Interest income	—	592	36	14	—	642
Interest income—intercompany	—	17	4,628	—	(4,645)	—
	—	(2,456)	5,575	(19,414)	—	(16,295)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(6,125)	53,411	(14,938)	—	32,348
Income tax provision	—	(2,815)	(635)	—	—	(3,450)

Income (loss) before equity in net income (loss) of affiliates	—	(8,940)	52,776	(14,938)	—	28,898

Equity in net income (loss) of affiliates	28,898	37,838	—	—	(66,736)	—
Net income (loss)	$28,898	$28,898	$52,776	$(14,938)	$(66,736)	$28,898

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Six Months Ended June 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)

Sales
Trade	$—	$—	$1,613,705	$10,497	$—	$1,624,202
Intercompany	—	—	2	16,144	(16,146)	—
Related parties	—	—	109,568	—	—	109,568
	—	—	1,723,275	26,641	(16,146)	1,733,770

Costs and expenses
Materials, labor, and other operating expenses	—	1,811	1,512,920	27,033	(11,220)	1,530,544
Materials, labor, and other operating expenses from related parties	—	—	29,189	—	—	29,189
Depreciation, amortization, and depletion	—	260	17,081	1,378	—	18,719
Selling and distribution expenses	—	—	119,383	1,582	—	120,965
General and administrative expenses	1	5,762	21,438	236	(4,926)	22,511
General and administrative expenses from related party	—	3,504	—	—	—	3,504
Gain on sale of Paper and Packaging & Newsprint assets	—	(4,735)	—	—	—	(4,735)
Other (income) expense, net	8,313	262	(3,218)	2,336	—	7,693
	8,314	6,864	1,696,793	32,565	(16,146)	1,728,390

Income (loss) from operations	(8,314)	(6,864)	26,482	(5,924)	—	5,380

Equity in net loss of Boise Inc.	(17,397)	—	—	—	—	(17,397)
Foreign exchange gain (loss)	—	(197)	(142)	616	—	277
Change in fair value of contingent value rights	—	(4,030)	—	—	—	(4,030)
Change in fair value of interest rate swaps	—	(6,284)	—	—	—	(6,284)
Interest expense	—	(20,963)	—	(845)	—	(21,808)
Interest expense—intercompany	—	(158)	(2)	(1,419)	1,579	—
Interest income	2,760	2,265	121	14	—	5,160
Interest income—intercompany	—	52	1,527	—	(1,579)	—
	(14,637)	(29,315)	1,504	(1,634)	—	(44,082)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(22,951)	(36,179)	27,986	(7,558)	—	(38,702)
Income tax provision	—	(895)	(237)	—	—	(1,132)

Income (loss) before equity in net income (loss) of affiliates	(22,951)	(37,074)	27,749	(7,558)	—	(39,834)

Equity in net income (loss) of affiliates	(16,883)	20,191	—	—	(3,308)	—
Net income (loss)	$(39,834)	$(16,883)	$27,749	$(7,558)	$(3,308)	$(39,834)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Six Months Ended June 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$2,437,317	$14,777	$—	$2,452,094
Intercompany	—	1,738	1	45,229	(46,968)	—
Related parties	—	—	317,272	—	—	317,272
	—	1,738	2,754,590	60,006	(46,968)	2,769,366

Costs and expenses
Materials, labor, and other operating expenses	—	815	2,415,889	42,211	(31,722)	2,427,193
Depreciation, amortization, and depletion	—	1,898	77,091	2,093	—	81,082
Selling and distribution expenses	—	—	140,671	1,357	—	142,028
General and administrative expenses	—	14,048	39,544	1,359	(15,246)	39,705
Other (income) expense, net	—	(3,622)	(571)	1,648	—	(2,545)
	—	13,139	2,672,624	48,668	(46,968)	2,687,463

Income (loss) from operations	—	(11,401)	81,966	11,338	—	81,903

Foreign exchange gain (loss)	—	15,359	994	(14,091)	—	2,262
Change in fair value of interest rate swaps	—	5,395	—	—	—	5,395
Interest expense	—	(42,771)	—	(3,924)	—	(46,695)
Interest expense—intercompany	—	(282)	—	(9,382)	9,664	—
Interest income	—	1,132	78	33	—	1,243
Interest income—intercompany	—	32	9,632	—	(9,664)	—
	—	(21,135)	10,704	(27,364)	—	(37,795)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(32,536)	92,670	(16,026)	—	44,108
Income tax provision	—	(3,311)	(1,362)	—	—	(4,673)

Income (loss) before equity in net income (loss) of affiliates	—	(35,847)	91,308	(16,026)	—	39,435

Equity in net income (loss) of affiliates	39,435	75,282	—	—	(114,717)	—
Net income (loss)	$39,435	$39,435	$91,308	$(16,026)	$(114,717)	$39,435

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at June 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$240,514	$21	$143	$—	$240,679
Receivables
Trade, less allowances	—	—	163,349	2,131	—	165,480
Intercompany	—	—	56	—	(56)	—
Related parties	—	234	5,671	—	—	5,905
Other	—	6,880	964	1,520	—	9,364
Inventories	—	—	299,348	10,831	—	310,179
Assets held for sale	—	—	—	40,528	—	40,528
Other	—	2,742	4,714	461	—	7,917
	1	250,370	474,123	55,614	(56)	780,052

Property
Property and equipment, net	—	2,383	275,389	14,255	—	292,027
Fiber farms and deposits	—	—	9,058	—	—	9,058
	—	2,383	284,447	14,255	—	301,085

Investment in equity affiliate (Boise Inc.)	263,476	—	—	—	—	263,476
Deferred financing costs	—	8,548	—	—	—	8,548
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,458	—	—	9,458
Other assets	—	40	7,142	105	—	7,287
Investments in affiliates	468,238	947,861	—	—	(1,416,099)	—
Total assets	$731,715	$1,209,202	$787,340	$69,974	$(1,416,155)	$1,382,076

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at June 30, 2008 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$81	$12,711	$146,751	$1,493	$—	$161,036
Intercompany	—	—	—	56	(56)	—
Related parties	—	1,713	2,536	—	—	4,249
Accrued liabilities
Compensation and benefits	—	16,091	21,135	542	—	37,768
Interest payable	—	3,979	—	—	—	3,979
Other	—	52,916	16,428	599	—	69,943
Liabilities related to assets held for sale	—	—	—	766	—	766
	81	87,410	186,850	3,456	(56)	277,741

Debt
Long-term debt	—	315,000	—	—	—	315,000

Other
Compensation and benefits	—	46,544	—	—	—	46,544
Other long-term liabilities	—	6,947	4,210	—	—	11,157
	—	53,491	4,210	—	—	57,701

Due to (from) affiliates	—	285,063	(274,443)	(10,620)	—	—

Redeemable equity units
Series B equity units	5,082	—	—	—	—	5,082
Series C equity units	7,500	—	—	—	—	7,500
Redeemable equity units	—	12,582	—	—	(12,582)	—
	12,582	12,582	—	—	(12,582)	12,582

Commitments and contingent liabilities

Capital
Series A equity units	78,140	—	—	—	—	78,140
Series B equity units	640,912	—	—	—	—	640,912
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	455,656	870,723	77,138	(1,403,517)	—
Total capital	719,052	455,656	870,723	77,138	(1,403,517)	719,052
Total liabilities and capital	$731,715	$1,209,202	$787,340	$69,974	$(1,416,155)	$1,382,076

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$56,588	$21	$1,013	$—	$57,623
Receivables
Trade, less allowances	—	—	(1,939)	117,148	—	115,209
Intercompany	—	—	56	—	(56)	—
Related parties	—	9	—	—	—	9
Other	—	995	3,721	2,742	—	7,458
Inventories	—	10	325,804	16,201	—	342,015
Assets held for sale	—	13,118	1,638,706	201,215	—	1,853,039
Other	—	3,072	1,632	722	—	5,426
	1	73,792	1,968,001	339,041	(56)	2,380,779

Property
Property and equipment, net	—	3,280	279,928	29,909	—	313,117
Fiber farms and deposits	—	—	7,976	16,034	—	24,010
	—	3,280	287,904	45,943	—	337,127

Deferred financing costs	—	22,927	—	147	—	23,074
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,668	—	—	9,668
Investments in affiliates	991,904	927,670	—	—	(1,919,574)	—
Other assets	—	5,014	3,261	3,099	—	11,374
Total assets	$991,905	$1,032,683	$2,281,004	$388,230	$(1,919,630)	$2,774,192

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2007 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$10,500	$—	$—	$—	$10,500
Current portion of long-term debt	—	7,250	—	40,000	—	47,250
Accounts payable
Trade	—	30,120	105,550	5,789	—	141,459
Related parties	—	43	—	—	—	43
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	9,811	26,084	1,014	—	36,909
Interest payable	—	6,604	—	536	—	7,140
Other	—	10,106	17,057	2,796	—	29,959
Liabilities related to assets held for sale	—	87,678	243,958	—	—	331,636
	—	162,112	392,649	50,191	(56)	604,896

Debt
Long-term debt, less current portion	—	1,113,313	—	—	—	1,113,313

Other
Compensation and benefits	—	46,981	—	—	—	46,981
Other long-term liabilities	—	12,704	4,393	—	—	17,097
	—	59,685	4,393	—	—	64,078

Due to (from) affiliates	—	(1,294,331)	1,040,988	253,343	—	—

Redeemable equity units
Series B equity units	16,992	—	—	—	—	16,992
Series C equity units	9,489	—	—	—	—	9,489
Redeemable equity units	—	26,481	—	—	(26,481)	—
	26,481	26,481	—	—	(26,481)	26,481

Commitment and contingent liabilities

Capital
Series A equity units	78,463	—	—	—	—	78,463
Series B equity units	876,693	—	—	—	—	876,693
Series C equity units	10,268	—	—	—	—	10,268
Subsidiary equity	—	965,423	842,974	84,696	(1,893,093)	—
Total capital	965,424	965,423	842,974	84,696	(1,893,093)	965,424
Total liabilities and capital	$991,905	$1,032,683	$2,281,004	$388,230	$(1,919,630)	$2,774,192

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(39,834)	$(16,883)	$27,749	$(7,558)	$(3,308)	$(39,834)
Items in net income (loss) not using (providing) cash
Equity in net loss of Boise Inc.	17,397	—	—	—	—	17,397
Equity in net (income) loss of affiliates	16,883	(20,191)	—	—	3,308	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	982	17,081	1,393	—	19,456
Related-party interest expense	—	158	2	1,419	(1,579)	—
Related-party interest income	(2,760)	(52)	(1,527)	—	1,579	(2,760)
Deferred income taxes	—	43	11	—	—	54
Pension and other postretirement benefit expense	—	7,787	—	—	—	7,787
Change in fair value of contingent rights	—	4,030	—	—	—	4,030
Change in fair value of interest rate swaps	—	6,284	—	—	—	6,284
Management equity units expense	—	1,086	—	—	—	1,086
(Gain) loss on sale of assets, net	—	(4,734)	(3,666)	1	—	(8,399)
Loss on sale of note receivable from related party	8,313	—	—	—	—	8,313
Other	—	197	108	(616)	—	(311)
Decrease (increase) in working capital, net of dispositions
Receivables	—	(11,495)	(385,936)	317,197	—	(80,234)
Inventories	—	5,611	26,511	2,433	—	34,555
Prepaid expenses	—	(866)	(1,661)	203	—	(2,324)
Accounts payable and accrued liabilities	81	(7,543)	31,415	(6,735)	(81)	17,137
Pension and other postretirement benefit payments	—	(20,775)	—	—	—	(20,775)
Current and deferred income taxes	—	(644)	173	(658)	—	(1,129)
Other	—	4,712	(4,409)	—	—	303
Cash provided by (used for) operations	80	(52,293)	(294,149)	307,079	(81)	(39,364)
Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	—	1,204,078	22,620	—	—	1,226,698
Proceeds from sale of note receivable from related party	52,781	52,781	—	—	(52,781)	52,781
Expenditures for property and equipment	—	(693)	(24,713)	(2,463)	—	(27,869)
Increase in restricted cash	—	(183,290)	—	—	—	(183,290)
Decrease in restricted cash	—	183,290	—	—	—	183,290
Investments in affiliates	103,554	20,191	—	—	(123,745)	—
Other	—	527	(483)	(786)	—	(742)
Cash provided by (used for) investment	156,335	1,276,884	(2,576)	(3,249)	(176,526)	1,250,868
Cash provided by (used for) financing
Issuances of long-term debt	—	115,000	—	125,000	—	240,000
Payments of long-term debt	—	(920,563)	—	(165,000)	—	(1,085,563)
Short-term borrowings	—	(10,500)	—	—	—	(10,500)
Tax distributions to members	(127,884)	—	—	—	—	(127,884)
Tax distributions to Boise Cascade Holdings, L.L.C.	—	(127,884)	—	—	127,884	—
Repurchase of management equity units	(28,398)	(28,398)	—	—	28,398	(28,398)
Cash paid for termination of interest rate swaps	—	(11,918)	—	—	—	(11,918)
Other	(133)	(4,185)	—	—	133	(4,185)
Cash provided by (used for) financing	(156,415)	(988,448)	—	(40,000)	156,415	(1,028,448)
Due to (from) affiliates	—	(52,216)	296,725	(264,700)	20,191	—
Increase (decrease) in cash and cash equivalents	—	183,927	—	(870)	(1)	183,056
Balance at beginning of the period	1	56,588	21	1,013	—	57,623
Balance at end of the period	$1	$240,515	$21	$143	$(1)	$240,679

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$39,435	$39,435	$91,308	$(16,026)	$(114,717)	$39,435
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(39,435)	(75,282)	—	—	114,717	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	2,989	77,091	2,180	—	82,260
Related-party interest expense	—	282	—	9,382	(9,664)	—
Related-party interest income	—	(32)	(9,632)	—	9,664	—
Deferred income taxes	—	1,854	59	—	—	1,913
Pension and other postretirement benefit expense	—	12,538	—	—	—	12,538
Gain on changes in retiree healthcare programs	—	(4,367)	—	—	—	(4,367)
Change in fair value of interest rate swaps	—	(5,395)	—	—	—	(5,395)
Management equity units expense	—	1,550	—	—	—	1,550
(Gain) loss on sale of assets, net	—	(5)	(853)	59	—	(799)
Other	—	(15,210)	(401)	14,091	—	(1,520)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	595	(1,789)	(68,088)	(4,376)	(73,658)
Inventories	—	1	(767)	401	—	(365)
Prepaid expenses	—	4,159	(5,432)	(183)	—	(1,456)
Accounts payable and accrued liabilities	—	(13,109)	28,133	2,936	4,376	22,336
Pension and other postretirement benefit payments	—	(524)	—	—	—	(524)
Current and deferred income taxes	—	1,491	305	(84)	—	1,712
Other	—	2,741	1,217	1	—	3,959
Cash provided by (used for) operations	—	(46,289)	179,239	(55,331)	—	77,619

Cash provided by (used for) investment
Expenditures for property and equipment	—	(2,424)	(85,991)	(1,498)	—	(89,913)
Sales of assets	—	6	16,897	—	—	16,903
Investments in affiliates	3,002	75,282	—	—	(78,284)	—
Other	—	15,365	(50)	(14,024)	—	1,291
Cash provided by (used for) investment	3,002	88,229	(69,144)	(15,522)	(78,284)	(71,719)
Cash provided by (used for) financing
Issuances of long-term debt	—	525,000	—	180,000	—	705,000
Payments of long-term debt	—	(540,212)	—	(135,000)	—	(675,212)
Short-term borrowings	—	(3,200)	—	—	—	(3,200)
Proceeds from changes to interest rate swaps	—	2,848	—	—	—	2,848
Tax distributions to members	(2,753)	—	—	—	—	(2,753)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(2,753)	—	—	2,753	—
Repurchase of management equity units	(249)	(249)	—	—	249	(249)
Other	1	(2,667)	—	—	—	(2,666)
Cash provided by (used for) financing	(3,001)	(21,233)	—	45,000	3,002	23,768
Due to (from) affiliates	—	10,340	(110,097)	24,475	75,282	—
Increase (decrease) in cash and cash equivalents	1	31,047	(2)	(1,378)	—	29,668
Balance at beginning of the period	—	42,962	32	2,175	—	45,169
Balance at end of the period	$1	$74,009	$30	$797	$—	$74,837

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

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. We begin this discussion and analysis with a general background related to our company and an overview of the effects of the “Sale of Our Paper and Packaging & Newsprint Assets.” “Recent Trends and Operational Outlook” and “Factors That Affect Our Operating Results” are intended to give the reader context that may be helpful in understanding the opportunities and challenges our businesses face as we compete in the marketplace. The analysis then reviews “Our Operating Results” for the three and six months ended June 30, 2008, compared with the same periods in 2007. Following the analysis of our results, relevant merger activity in our industry is discussed in “Industry Mergers and Acquisitions,” as well as in “Acquisitions” and “Divestitures.”

We discuss our balance sheet, cash flows, and financial commitments in the section entitled “Liquidity and Capital Resources.” The analysis then refers you to “Contractual Obligations” and “Critical Accounting Estimates” that are discussed in detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Critical accounting estimates are those estimates that our management believes are important to understanding the assumptions and judgments incorporated in our reported financial results.

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as well as the factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the three months ended June 30, 2008, from those listed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background and Executive Overview

Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the name “Boise Cascade” as part of the Forest Products Acquisition.

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we became a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. We account for our interest in Boise Inc. using the equity method of accounting. Boise Cascade, L.L.C., is now solely focused on wood products manufacturing and building products distribution and remains headquartered in Boise, Idaho. After the Sale, we operate our business in the following three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. See Note 19, Segment Information, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” of this Form 10-Q for additional information about our reportable segments.

Recent results for our business segments remain weak, compared with those we achieved in the periods of 2004 through the first half of 2007, when single-family housing starts were more robust. We do not expect housing starts to meaningfully improve over the next several quarters. At this point, our outlook is for relatively weak end-product demand in the near term. See additional comments below in “Recent Trends and Operational Outlook.”

Sale of Our Paper and Packaging & Newsprint Assets

On February 22, 2008, Boise Cascade, L.L.C., completed the Sale for $1,277.2 million of cash consideration, $277.4 million of net stock consideration, and a $41.0 million paid-in-kind promissory note receivable. After the Sale, the note receivable from Boise Inc. increased $17.3 million for working capital adjustments. For more information, see Note 4, Transactions With Related Parties in “Item . Consolidated Financial Statements” of this Form 10-Q. In connection with the Sale, we generated a $9.3 million gain, of which we recognized $4.7 million in our Consolidated Statement of Loss during the six months ended June 30, 2008. In accordance with Emerging Issues Task Force (EITF) No. 01-02, Interpretations of Accounting Principles Board (APB) Opinion No. 29, we deferred $4.6 million of the gain as a reduction of our investment in Boise Inc.

Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we became a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. We account for our interest in Boise Inc. using the equity method of accounting. We valued the stock consideration received based on the February 21, 2008, closing Boise Inc. stock price of $8.56. We reduced the value of the stock consideration received by a 12% discount for a lack of marketability since the stock delivered as consideration was not registered for resale and by a $4.6 million gain deferred in connection with the Sale. We will realize the deferred gain when we reduce our investment in Boise Inc. See Note 12, Investment in Equity Affiliate, in “Item 1. Consolidated Financial Statements” of this Form 10-Q for more information.

The net proceeds of any disposition of the shares of Boise Inc., and the net proceeds received from the sale of the note receivable from Boise Inc. (see Note 4, Transactions With Related Parties in “Item 1. Consolidated Financial Statements” of this Form 10-Q for more information), are governed by the terms of our senior subordinated notes indenture, including the asset disposition provisions, which may require us to repay senior indebtedness, reinvest the proceeds in our business, or tender for all, or a portion of, the outstanding notes at par.

Use of Transaction Proceeds

With the proceeds from the Sale and an initial borrowing under our asset-based revolving credit facility, we repaid $1,085.6 million of our debt. In addition to repaying a substantial amount of our indebtedness, in first quarter 2008, we paid $11.9 million to unwind all of our interest rate swaps.

We make cash distributions to permit the members of Boise Cascade Holdings, L.L.C., (BC Holdings) and affiliates to pay their taxes. On February 22, 2008, we accrued $200 million for estimated tax distributions payable to our equity holders related to the estimated net taxable gain on the Sale. During the three and six months ended June 30, 2008, we made $0.5 million and $127.9 million of tax distributions to our equity holders. We expect to make additional gain-related tax distributions during the remainder of the year or first quarter 2009. Our tax distribution payable to members will include the gain on the Sale and will increase or decrease for 2008 taxable income (loss).

In connection with the transaction, approximately 75 participants in our Management Equity Plan terminated employment with us. These employees collectively held 6.6 million Series B and 16.1 million Series C units. After the transaction, we paid $18.3 million to repurchase their equity units. In addition, we also currently expect to pay approximately $4.2 million under the deferred compensation agreements for employees terminated in connection with the transaction. Of the $4.2 million, we recorded $2.6 million in “Accrued liabilities, Compensation and benefits” and $1.6 million in “Other, Compensation and benefits” on our Consolidated Balance Sheet at June 30, 2008.

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

	Three Months Ended				Six Months Ended
	June 30				June 30
	2008		2007		2008		2007
	(millions)
Sales	$757.2		$895.7		$1,385.3		$1,667.0

Net income (loss)	$(12.8	)(a)	$23.5	(b)	$(54.7	)(a)	$27.6	(b)

(a)                                  The pro forma net loss for the three and six months ended June 30, 2008, included pro forma losses of $8.9 million and $22.1 million related to our equity interest in Boise Inc.; included zero and $6.3 million  of expense related to changes in the fair value of our interest rate swaps, which we terminated in February 2008; included $1.8 million and $4.1 million of related-party interest income from the note receivable from Boise Inc., which was sold in June 2008; excluded $0.7 million of income and $4.0 million of expense related to the fair value of contingent value rights that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors; and excluded $3.3 million of expense and $4.7 million of gain on the Sale.

(b)                                 Pro forma net income for the three and six months ended June 30, 2007, included pro forma losses of $8.9 million and $12.1 million related to our equity interest in Boise Inc.; included $2.3 million and $4.6 million of related-party interest income from the note receivable from Boise Inc.; both periods included a $4.4 million gain related to changes in our retiree healthcare programs and $5.4 million of income related to changes in the fair value of our interest rate swaps.

Effects of the Sale

Outsourcing Agreement

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee. The absorption fee of $5.0 million is allocated among the services provided under the contract and declines to zero in total and on an allocable basis over the initial three-year term of the agreement. During the three and six months ended June 30, 2008, we recognized $3.8 million and $5.2 million of costs related to this agreement, of which we recorded $0.6 million and $0.7 million in “Materials, labor, and other operating expenses from related parties,” $0.7 million and $1.0 million in “Selling and distribution expenses,” and $2.5 million and $3.5 million in “General and administrative expenses from related party” in our Consolidated Statements of Loss.

Decreased Leverage

With the proceeds from the Sale and an initial borrowing under our asset-based revolving credit facility, we repaid $1,085.6 million of long-term debt, including all of the borrowings under the previous revolving credit facility, Tranche E term loan, delayed-draw term loan, borrowings secured by our receivables, and $160.0 million of our 7.125% senior subordinated notes. We repaid the amounts primarily with the proceeds from the Sale and, to a lesser extent, with borrowings under our $350 million senior secured asset-based revolving credit facility. At June 30, 2008, we had $315.0 million of debt outstanding. For more information, see “Financing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Segments

Prior to the Sale, we operated our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. Following the Sale, we now operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements and Supplementary Data” in our 2007 Annual Report on Form 10-K. The equity interest we own in Boise Inc. after the Sale represents a significant continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we continue to show the results of the Paper and Packaging & Newsprint segments through February 21, 2008, and we do not define the sold assets as discontinued operations.

Pension and Benefit Plans

Effective January 1, 2008, we spun off the portion of each benefit plan attributable to employees or retirees of the Paper and Packaging & Newsprint businesses. Effective February 22, 2008, under the terms of the Purchase and Sale Agreement with Boise Inc., we transferred sponsorship of the spunoff plans to Boise Paper Holdings, L.L.C., a subsidiary of Boise Inc., and only those employees, terminated vested participants, and retirees whose employment was with our Wood Products, Building Materials Distribution, and some corporate and discontinued operations continue to be covered under the plans remaining with us. As a result of the Sale, our annual pension expense and contributions to the plans going forward will be less than the amounts included in prior periods.

Recent Trends and Operational Outlook

As of July 2008, the Blue Chip Economic consensus forecast for 2008 housing starts in the U.S. was approximately 0.96 million units, which is significantly below historical trends of approximately 1.7 million units per year over the prior ten years. Housing starts in 2004 and 2005 were approximately 2.0 million per year, with 2006 coming in around 1.8 million per year. This above-trend period was fueled by low mortgage rates, a strong economy with low unemployment, and the growth of the subprime mortgage market and the various mortgage securitization mechanisms developed by financial institutions. In the second half of 2007, turbulence in the mortgage market and a significant oversupply of homes for sale led to a sharp drop-off in housing construction and demand for our products. Housing starts in 2007 were approximately 1.3 million units per year. The inventory of unsold homes is elevated relative to historical levels, and foreclosure rates have increased as home prices have declined in many parts of the United States. Housing markets across the country have been affected negatively by recent events. As a general rule, those markets that experienced the highest growth and price appreciation are now experiencing the biggest declines in price and resulting declines in housing starts.

While our products are used in repair-and-remodel activities, as well as light commercial construction, our results are principally driven by new single-family home construction. In many parts of the country — the Southeast, Midwest, and California — demand for building products continues to be weak, and there is ongoing pricing pressure as suppliers compete for the limited business available. In other markets, such as Texas and the Pacific Northwest, business has slowed, but not as dramatically as in the areas mentioned above.

Input costs are another key factor of our recent results. Energy costs, including electricity, natural gas, and diesel fuel, continue to be higher than historical norms. This raises our freight and manufacturing costs both directly and indirectly by raising key variable-cost inputs, such as glues and resins. Global supply and demand factors, as well as the weak U.S. dollar, appear to be contributing to the persistence of the recent higher energy and other commodity price trends. Our log costs have started to decline, but have not fallen as sharply as we have experienced in prior periods of weak industry manufacturing output. Some of this is a result of higher cutting and hauling costs due to the energy issues mentioned above.

We expect 2008 to continue to be a difficult year. During the first and second quarters of 2008, we took rolling curtailments at a number of our Wood Products operations to maintain appropriate inventory levels, while trying to minimize the negative impact of the curtailments on our employees and our operating results. Earlier in the year, we permanently closed our White City, Oregon, lumber operation, and in July 2008, we sold our plywood and veneer mill in Brazil. It is likely that we will need to continue our practice of rolling curtailments at a number of our facilities, doing so in a manner that allows us to retain our skilled workforce and keep our inventories in balance with demand. We will continue to focus on supporting our customers, vendors, and employees during these difficult times. This has allowed us to modestly grow market share in this downturn and will prepare us to take full advantage of a recovery in demand when it arrives.

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

•                  Boise Inc.’s performance under the administrative services outsourcing agreement; and

•                  The other factors described in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

Not all of our products are viewed as commodities in the marketplace. Our engineered wood products (EWP) are differentiated from competing products based on quality and product design, as well as related customer service. In the case of EWP products, we are generally able to influence price based on the strength of differentiation and levels of customer service and are generally able to sell these products at higher margins than our commodity products. A fundamental component of our strategy is to grow EWP as a share of our total Wood Products segment sales. We believe this product is less susceptible to commodity pricing dynamics.

Comparing second quarter 2008 with the same period in 2007, sales of EWP from our Wood Products segment decreased from approximately 49% of segment sales in 2007 to 37% of sales in 2008. The ongoing weakness in new residential construction has impeded our ability to grow our EWP sales. Comparing the three months ended June 30, 2008, with the same period in 2007, our laminated veneer lumber (LVL) and I-joist sales volumes decreased 27% and 36%, respectively.

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

Demand

Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, immigration rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors. Industry supply is influenced primarily by operating rates of existing facilities but is also influenced over time by the introduction of new product technologies and capacity additions. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada.

U.S. housing starts have fallen dramatically since early 2006, resulting in much lower building products shipments and pricing for us and many others in the industry. The length and magnitude of industry cycles have varied over time, and we are uncertain as to how long the current supply-demand imbalances will persist. Many of the wood products we produce or distribute, including oriented strand board (OSB), plywood, lumber, and particleboard, are commodities that are widely available from other producers or distributors. Even our noncommodity products, such as EWP, are impacted by commodity prices since the cost of producing EWP is impacted by veneer and OSB prices. Commodity products have few distinguishing qualities from producer to producer, and as a result, competition for these products is based primarily on price, which is determined by supply relative to demand.

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

Some major OSB producers have announced indefinite shutdowns or permanent closures of existing facilities, and others have announced delays in previously announced capacity additions. A number of OSB producers have announced the intention to produce a strand lumber product that is intended to be a substitute for EWP in some applications. Some of the strand lumber mills have announced that production will commence in 2008. Their ability to produce such a product and its impact on the EWP market are uncertain.

Industry supply of commodity wood products is also influenced by the level of imports and overseas production capacity, which has grown in recent years. The weakening of the U.S. dollar has mitigated the level of imports in recent years.

Operating Costs

Our major costs in our Wood Products segment are labor, wood fiber, energy, and chemicals. Given the significance of raw material and energy costs to our total operating expenses and our limited ability to control these costs, volatility in these costs can materially affect our margins. In addition, the timing and degree of price cycles of raw materials and energy differ with respect to each type of raw material and energy we use.

In our Building Materials Distribution segment, the primary cost is for products procured for resale, which typically represents over 90% of our total costs.  Occupancy, labor, and delivery costs are also important factors that impact our earnings in this segment.

Labor.  Our labor costs tend to increase steadily due to inflation in healthcare and wage costs. Labor costs are not as volatile as our energy and wood fiber costs.

As of June 30, 2008, we had approximately 5,100 employees. Approximately 1,900, or 37%, of these employees work pursuant to collective bargaining agreements. Our Northwest wood products facilities opened negotiations on May 9, 2008, to bargain eight contracts covering approximately 950 employees at the following locations:  St. Helens, Oregon, veneer; LaGrande, Oregon, sawmill and particleboard; Elgin, Oregon, plywood plant and stud mill; Emmett, Idaho, laminated beam; Kettle Falls, Washington, plywood and small log mill; and Woodinville, Washington, building materials distribution center. The labor agreement at our St. Jacques, New Brunswick, Canada, I-joist plant that covers approximately 120 workers was ratified on July 10, 2008, following a ten-day strike. This contract runs through December 2011. We also ratified a three-year contract, expiring in 2011, at our Billings, Montana, building materials distribution center that covers 27 drivers and material handlers. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Wood fiber.  Our primary raw material is wood fiber. For the six months ended June 30, 2008 and 2007, wood fiber accounted for 40% and 42% of materials, labor, and other operating expenses, including related parties, in our Wood Products segment.

Our primary sources of logs and wood fiber are timber and byproducts of timber, such as wood shavings and sawdust. Our wood fiber costs also include purchases of semifinished materials, such as OSB and lumber, for use in EWP production. We acquire substantially all of our fiber from outside sources. In our Wood Products segment, we convert logs into lumber and veneer, and in turn, we convert veneer into EWP and plywood. Logs are a lower percentage of the total cost of materials, labor, and other operating expenses in producing EWP than commodity products, such as lumber and plywood. While log costs are still a significant component of costs, as we continue to produce more EWP relative to commodity products, direct-log costs decline as a percentage of the total cost of materials, labor, and other operating expenses. We also convert residual wood fiber from our operations, as well as from third parties, into particleboard.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Further curtailments of solid wood manufacturing in the Northwest have led to limited availability and higher prices for residual fiber in 2008, which raises input costs to our particleboard operations, but also results in higher realizations on our byproducts sales of wood chips from our lumber, veneer, and plywood operations.

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

Energy.  Prices for energy, particularly electricity, natural gas, and diesel, have been volatile in recent years and currently exceed historical averages. For the six months ended June 30, 2008 and 2007, energy costs represented approximately 5% and 4% of materials, labor, and other operating expenses, including related parties, in our Wood Products segment. Relative to the prior year, fuel costs increased in our Building Materials Distribution segment.

Chemicals. Important chemicals we use in the production of our wood products are resins and glues. For the six months ended June 30, 2008 and 2007, purchases of chemicals represented 7% and 6% of materials, labor, and other operating expenses, including related parties, in our Wood Products segment. We experienced higher chemical costs during the first half of 2008, compared with the same period a year ago, due primarily to chemical market supply-demand dynamics and the impact that higher energy prices are having on the cost structure of chemical producers.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(millions)
Sales
Trade	$743.4	$1,288.9	$1,624.2	$2,452.1
Related parties	13.8	159.5	109.6	317.3
	757.2	1,448.4	1,733.8	2,769.4

Costs and expenses
Materials, labor, and other operating expenses	649.9	1,270.3	1,530.5	2,427.2
Materials, labor, and other operating expenses from related parties	23.0	—	29.2	—
Depreciation, amortization, and depletion	8.7	40.7	18.7	81.1
Selling and distribution expenses	57.6	73.7	121.0	142.0
General and administrative expenses	7.9	20.2	22.5	39.7
General and administrative expenses from related party	2.5	—	3.5	—
Gain on sale of Paper and Packaging & Newsprint assets	3.3	—	(4.7)	—
Other (income) expense, net	8.6	(5.1)	7.7	(2.5)
	761.5	1,399.8	1,728.4	2,687.5

Income (loss) from operations	$(4.3)	$48.6	$5.4	$81.9

	(percentage of sales )
Sales
Trade	98.2%	89.0%	93.7%	88.5%
Related parties	1.8	11.0	6.3	11.5
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related parties	88.9%	87.7%	90.0%	87.7%
Depreciation, amortization, and depletion	1.2	2.8	1.1	2.9
Selling and distribution expenses	7.6	5.1	7.0	5.1
General and administrative expenses, including related party	1.4	1.4	1.5	1.4
Gain on sale of Paper and Packaging & Newsprint assets	0.4	—	(0.3)	—
Other (income) expense, net	1.1	(0.4)	0.4	(0.1)
	100.6%	96.6%	99.7%	97.0%

Income from operations	(0.6)%	3.4%	0.3%	3.0%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(millions)
Building Materials Distribution
Sales dollars	$610.0	$723.7	$1,113.9	$1,332.4

	(percentage of Building Materials Distribution sales)

Product Line Sales
Commodity	45%	43%	45%	43%
Engineered wood	12	15	12	15
General line	43	42	43	42

	(millions)
Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	2.3	3.2	4.3	5.9
I-joists (equivalent lineal feet)	38	60	67	107
Plywood (sq. ft.) (3/8” basis)	317	300	630	610
Lumber (board feet)	57	63	106	119
Particleboard (sq. ft.) (3/4” basis)	28	37	54	74

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,597	$1,723	$1,607	$1,735
I-joists (1,000 equivalent lineal feet)	952	1,035	960	1,039
Plywood (1,000 sq. ft.) (3/8” basis)	259	262	250	253
Lumber (1,000 board feet)	369	436	377	442
Particleboard (1,000 sq. ft.) (3/4” basis)	365	334	354	327

Operating Results

Sales

For the three months ended June 30, 2008, total sales decreased $691.2 million, or 48%, to $757.2 million from $1,448.4 million during the three months ended June 30, 2007. For the six months ended June 30, 2008, total sales decreased $1,035.6 million, or 37%, to $1,733.8 million from $2,769.4 million in the prior year. Relative to the three and six months ended June 30, 2008, the decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. The sold businesses had sales of $582.6 million and $1,161.3 million during the three and six months ended June 30, 2007. For the period of January 1 through February 21, 2008, the sold businesses had sales of $359.9 million. The decrease in sales was also attributable to lower sales in our Building Materials Distribution and Wood Products segments due to weaker product demand and prices as U.S. new residential housing demand declined.

Building Materials Distribution.  Sales decreased $113.7 million, or 16%, to $610.0 million for the three months ended June 30, 2008, from $723.7 million for the three months ended June 30, 2007. During the six months ended June 30, 2008, sales decreased $218.5 million, or 16%, to $1,113.9 million from $1,332.4 million in the prior year. Relative to the three and six months ended June 30, 2007, the decrease was driven primarily by a 14% and 17% decline, respectively, in the volume of product sold. In addition, sales prices decreased about 2% during the three months ended June 30, 2008. The reduced volumes and prices were the result of decreased demand in new residential construction markets.

Wood Products.  Sales decreased $52.7 million, or 19%, to $226.0 million for the three months ended June 30, 2008, from $278.7 million for the three months ended June 30, 2007. During the six months ended June 30, 2008, sales decreased $107.8 million, or 20%, to $424.8 million from $532.6 million in the same period a year ago. Relative to the three and six months ended June 30, 2007, the decrease in sales was driven primarily by lower sales volumes for our EWP, lumber, and particleboard products, with lower prices for EWP and lumber also contributing to the decline.

Costs and Expenses

Materials, labor, and other operating expenses, including related parties, decreased $597.4 million, or 47%, to $672.9 million for the three months ended June 30, 2008, compared with $1.3 billion during the same period in the prior year. For the six months ended June 30, 2008, these expenses decreased $867.5 million, or 36%, to $1.6 billion, compared with $2.4 billion in the same period in the prior year. Relative to the three and six months ended June 30, 2007, the decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. The sold businesses had materials, labor, and other operating expenses of $503.5 million during the three months ended June 30, 2007. During the six months ended June 30, 2008, the sold businesses incurred $313.9 million of materials, labor, and other operating expenses, compared with $991.4 million for the same period in the prior year. In our building products businesses, materials, labor, and other operating expenses decreased during both the three and six months ended June 30, 2008, due to lower purchased materials costs in our Building Materials Distribution segment due to lower sales volumes and lower log costs in our Wood Products segment. Fiber costs for our Wood Products segment declined primarily due to lower log prices and lower log consumption.

Depreciation, amortization, and depletion expenses decreased $32.0 million, or 79%, to $8.7 million for the three months ended June 30, 2008, compared with $40.7 million for the same period in the prior year. Relative to the six months ended June 30, 2007, these expenses decreased $62.4 million, or 77%, to $18.7 million, compared with $81.1 million in the prior year. The three and six months ended June 30, 2007, included $30.8 million and $61.6 million of depreciation expense related to the sold Paper, Packaging & Newsprint, and Corporate and Other segments that was not included in the three and six months ended June 30, 2008, because the assets were sold on February 22, 2008, and because, prior to the Sale, we had discontinued depreciation on the assets as a result of classifying them as held for sale.

Selling and distribution expenses decreased $16.1 million, or 22%, to $57.6 million for the three months ended June 30, 2008, compared with $73.7 million for the same period in the prior year. During the six months ended June 30, 2008, these costs decreased $21.0 million, or 15%, to $121.0 million, compared with $142.0 million during the same period a year ago. Relative to the three and six months ended June 30, 2007, selling and distribution expenses decreased $14.5 million and $19.8 million as a result of the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. Relative to the three and six months ended June 30, 2007, selling and distribution expenses decreased in our Building Materials Distribution and Wood Products segments primarily due to lower sales activity; however, selling and distribution expenses were higher as a percentage of sales, due to higher distribution costs, primarily fuel.

General and administrative expenses, including related party, decreased $9.8 million, or 49%, to $10.4 million for the three months ended June 30, 2008, compared with $20.2 million for the same period in the prior year. For the six months ended June 30, 2008, general and administrative expenses decreased $13.7 million, or 34%, to $26.0 million, compared with $39.7 million a year ago. In both periods, the decrease was driven primarily by lower compensation costs associated with operating as a smaller company.

Other (income) expense, net, includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(millions)

Loss on sale of note receivable from related party (a)	$8.3	$—	$8.3	$—
Changes in retiree healthcare programs	—	(4.4)	—	(4.4)
Sales of assets, net	0.3	(1.7)	(0.7)	(0.7)
Other, net (b)	0.1	1.0	0.1	2.6
	$8.6	$(5.1)	$7.7	$(2.5)

(a)                                  In June 2008, we sold the note receivable from Boise Inc. for $52.8 million, after selling expenses, and recorded an $8.3 million loss on the sale in “Other (income) expense, net.”

(b)                                 The three and six months ended June 30, 2007, included $0.7 million and $2.0 million of expense related to the closure of our paper converting facility in Salem, Oregon.

Income (Loss) From Operations

Income from operations decreased $52.9 million, or 109%, to a loss of $4.3 million for the three months ended June 30, 2008, from income of $48.6 million in the same period a year ago. Income from operations decreased $76.5 million, or 93%, to $5.4 million for the six months ended June 30, 2008, compared with $81.9 million during the same period in the prior year. Relative to the three and six months ended June 30, 2008, the decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. We also reported lower operating income in the Building Materials Distribution and Wood Products segments as discussed in more detail below.

Building Materials Distribution.  Segment income decreased $5.1 million, or 25%, to $15.3 million for the three months ended June 30, 2008, from $20.4 million for the three months ended June 30, 2007. During the six months ended June 30, 2008, segment income decreased $16.7 million, or 54%, to $14.1 million from $30.8 million in the same period a year ago. The decreases in both periods were driven primarily by lower gross margin dollars available to cover relatively fixed expenses such as occupancy, payroll, and delivery costs, as sales volumes declined from the same periods a year ago.

Wood Products.  Segment income decreased $19.1 million, or 121%, to a loss of $3.4 million for the three months ended June 30, 2008, compared with income of $15.7 million for the three months ended June 30, 2007. During the six months ended June 30, 2008, segment income decreased $39.9 million, or 205%, to a loss of $20.5 million, compared with income of $19.4 million in the same period a year ago. In both periods, the decreases were driven primarily by a combination of lower sales volumes and/or prices for most of our products, coupled with higher conversion costs. These negatives were slightly offset by lower log costs and higher log byproduct income. In addition, during the three and six months ended June 30, 2008, the Wood Products segment recorded $0.7 million and $1.3 million of expenses, respectively, related to the curtailment and subsequent closure of our Brazil plywood and veneer mill. We sold the Brazil mill and related eucalyptus plantations in July 2008.

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

We measured our ownership in Boise Inc. based on Boise Inc.’s February 21, 2008, closing stock price, adjusted for a 12% discount for lack of marketability since the stock delivered as consideration was not registered for resale. In addition, in accordance with EITF No. 01-2, Interpretations of APB Opinion No. 29, the value of the stock consideration received was further reduced by the $4.6 million gain on the Sale that we deferred as a reduction of our investment. We will realize the deferred gain as we reduce our investment in Boise Inc. The investment is adjusted monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. For the three and six months ended June 30, 2008, we recorded an $8.8 million and $17.4 million loss related to our investment in Boise Inc. in “Equity in net loss of affiliate” in our Consolidated Statements of Loss.

Change in fair value of contingent value rights.  The three and six months ended June 30, 2008, included $0.7 million of income and $4.0 million of expense related to the fair value of the contingent value rights (CVRs) that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors. For more information related to the CVRs, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Change in fair value of interest rate swaps. The six months ended June 30, 2008 and 2007, included $6.3 million of expense and $5.4 million of income related to changes in the fair value of our interest rate swaps. We terminated all of the swaps in February 2008.

Interest expense.  For the three months ended June 30, 2008, interest expense was $6.4 million, compared with $24.4 million for the same period a year ago. For the six months ended June 30, 2008, interest expense was $21.8 million, compared with $46.7 million for the same period in 2007. The decrease in interest expense is primarily attributable to the significant reduction in our long-term debt. At June 30, 2008, our long-term debt was $315.0 million, compared with $1.2 billion a year ago. The decrease in long-term debt is primarily attributable to the use of the majority of the proceeds from the sale of the Paper and Packaging & Newsprint assets to reduce debt. For more information, see “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax (provision) benefit.  For the three months ended June 30, 2008, we recorded a small tax benefit, compared with $3.5 million of income tax expense during the same period in the prior year. Income tax expense was $1.1 million and $4.7 million for the six months ended June 30, 2008 and 2007. Our income tax provision consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders as well as income taxes payable by our separate subsidiaries that are taxed as corporations. During the three months ended June 30, 2008 and 2007, our effective tax rates for our separate subsidiaries that are taxed as corporations were 34.0% and 34.4%. Our effective tax rates were 35.4% and 34.7% for the six months ended June 30, 2008 and 2007. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

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

Divestitures

We may engage in divestiture discussions, including those entered into during the year, as discussed in “Sale of Our Paper and Packaging & Newsprint Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with other companies and make divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. We decided to permanently close our White City, Oregon, lumber operation in January 2008, and in July 2008, we sold our plywood and veneer mill in Brazil. For additional information related to the sale of our Brazil operations, see Note 3, Assets and Liabilities Held for Sale, in “Item 1. Consolidated Financial Statements” of this Form 10-Q.

Liquidity and Capital Resources

During the three months ended June 30, 2008, our liquidity position continued to strengthen with the sale of the note receivable from Boise Inc. for $52.8 million, after selling expenses. At June 30, 2008, we had $240.7 million of cash, compared with $57.6 million at December 31, 2007. On July 1, 2008, we sold our indirect wholly owned subsidiary in Brazil for an aggregate price of $47.1 million. We are obligated under our 7.125% senior subordinated notes to use the net proceeds from the sale of the note receivable and the sale of the Brazil operations within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. As we evaluate potential uses for the funds, the net cash proceeds received are invested in high-quality, short-term investments, which we record in “Cash and cash equivalents.”

We believe that funds generated from operations and available borrowing capacity will be adequate to fund debt service requirements, capital expenditures, and working capital requirements for the next 12 months. However, our ability to continue to fund these items may be affected by general economic, financial, competitive, legislative, and regulatory factors, and as a result, we cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories, compensation, fiber, energy, and interest. For the six months ended June 30, 2008 and 2007, our operating activities used $39.4 million and provided $77.6 million of cash, respectively. Relative to the six months ended June 30, 2007, the decrease in cash provided by operations relates primarily to the following:

•                  Incurring a $39.8 million net loss during the six months ended June 30, 2008, compared with $39.4 million of income during the same period in 2007. As discussed under “Our Operating Results” above, the loss reported for the six months ended June 30, 2008, was due to the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. We also reported lower income in our Building Materials Distribution and Wood Products segments. This lower income was driven primarily by lower sales activity, resulting in fewer gross margin dollars being generated to cover cash operating costs, in our Building Materials Distribution segment and by pricing and sales volume declines in our Wood Products segment.

•                  Changes in working capital.  Unfavorable changes in working capital used $30.9 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. In the first six months of 2008, the increase in working capital was attributable to higher receivables in Building Materials Distribution, partially offset by higher overall accounts payable and accrued liabilities and a decrease in overall inventory levels. Higher receivables in Building Materials Distribution reflect increased sales of approximately 47%, comparing sales for the month of June 2008 with sales for the month of December 2007. The increase in accounts payable and the decrease in inventories primarily reflect seasonal inventory changes.

•                  More cash contributions to our pension and postretirement benefit plans.  During the six months ended June 30, 2008, we used $20.8 million of cash to make pension contributions and other postretirement benefit payments, compared with $0.5 million during the six months ended June 30, 2007. The 2008 contribution was included in the pension assets prior to the Sale.

For the six months ended June 30, 2007, our operating activities provided $77.6 million of cash. In 2007, items included in net income provided $125.6 million of cash. Unfavorable changes in working capital and other items used $48.0 million of cash from operations. In the first six months of 2007, the increase in working capital was primarily attributable to higher receivables in Building Materials Distribution. Higher receivables in Building Materials Distribution reflect increased sales of approximately 46%, comparing sales for the month of June 2007 with sales for the month of December 2006. The increase in receivables was partially offset by higher overall accounts payable and accrued liabilities.

Investment Activities

During the six months ended June 30, 2008, we received approximately $1,226.7 million of net cash from the sale of assets as follows:

(millions)
Proceeds from sale of Paper and Packaging & Newsprint assets	$1,277.2
Selling expenses	(35.1)
Cash contributed to Boise Inc.	(38.0)
Sales proceeds, net of selling expenses and cash contributed	1,204.1
Net proceeds from other asset sales	22.6
$1,226.7

In connection with the sale of our Paper and Packaging & Newsprint assets, we received approximately $1,204.1 million, which is net of $38.0 million of cash contributed to Boise Inc. and $35.1 million of selling expenses, which included $24.9 million of financing costs that we agreed to pay for Boise Inc. We also received approximately $22.6 million of cash for the sale of our Vancouver, Washington, and Independence, Oregon, mill sites and other miscellaneous assets.

During the six months ended June 30, 2008, cash investing activities included $52.8 million of net proceeds from the sale of the note receivable from Boise Inc. In addition, we used $27.9 million of cash for purchases of property, plant, and equipment ($10.2 million of which was invested in the Paper and Packaging & Newsprint businesses we sold on February 22, 2008).

In 2007, investing activities used $89.9 million of cash, primarily for purchases of property, plant, and equipment. Approximately $68.7 million of these expenditures related to the Paper and Packaging & Newsprint businesses we sold on February 22, 2008. Investing activities also included $16.9 million of proceeds from the sale of assets, which included $10.1 million of net proceeds from the sale of our building materials distribution center in Milton, Florida. In connection with the sale of the Milton facility, we leased it back over a 15-year lease term.

We expect capital investments in 2008 to total approximately $45 million to $50 million, excluding acquisitions ($10.2 million of which was invested in the Paper and Packaging & Newsprint businesses we sold on February 22, 2008). This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. Our capital spending in 2008 will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. During 2007, we spent $9 million on environmental compliance and expect to spend approximately the same amount in 2008.

Financing Activities

Cash used for financing activities was $1,028.4 million for the six months ended June 30, 2008, compared with $23.8 million of cash provided by financing activities during the same period in 2007. In 2008, cash used for financing activities related primarily to the repayment of long-term debt.

During the period of January 1 to February 21, 2008, we borrowed $125.0 million under our receivables securitization facility and $40.0 million under our revolving credit facility to make $7.4 million of tax distributions to our equity holders, contribute $20.0 million to our pension plans, and fund working capital and other operating requirements. On February 22, 2008, we repaid all of the borrowings under the revolving credit facility, Tranche E term loan, delayed-draw term loan, and the borrowings secured by our receivables, and in April 2008, we repaid $160.0 million of our 7.125% senior subordinated notes. With proceeds from the Sale and an initial borrowing under our asset-based revolving credit facility, we have repaid $1,085.6 million of outstanding debt and terminated all of our credit facilities with the exception of our 7.125% senior subordinated notes and our asset-based revolving credit facility.

As a result of the significant decrease in our variable-rate debt, we terminated all of our interest rate swap agreements for approximately $11.9 million. We also made $127.9 million of tax distributions to our equity holders and paid $28.4 million to repurchase equity units from management investors.

During the six months ended June 30, 2007, financing activities included $538.9 million of debt prepayments related to our Tranche D term loan, which was paid down primarily with the proceeds from our new $525.0 million Tranche E term loan. Cash provided by financing activities also included a $45.0 million net increase in borrowings under our accounts receivable securitization program, $2.8 million of proceeds from unwinding two of our interest rate swap agreements that were scheduled to begin in 2009, $3.2 million of cash for the repayment of short-term borrowings, and $2.8 million of cash used to pay our equity investors amounts to fund their tax obligations related to their investment in us.

The following discussion describes our debt transactions in more detail.

Debt Transactions

At June 30, 2008, and December 31, 2007, our short- and long-term debt were as follows:

	June 30,	December 31,
	2008	2007
	(millions)

Revolving credit facility, due 2013	$75.0	$—
Tranche E term loan, due 2014	—	521.1
7.125% senior subordinated notes, due 2014	240.0	400.0
Delayed-draw term loan, due 2014	—	199.5
Borrowings secured by receivables	—	40.0
Current portion of long-term debt	—	(47.3)
Long-term debt, less current portion	315.0	1,113.3
Short-term borrowings	—	10.5
Current portion of long-term debt	—	47.3
Total debt	$315.0	$1,171.1

As discussed in “Sale of Our Paper and Packaging & Newsprint Assets” above, with the proceeds from the Sale and an initial borrowing under our asset-based revolving credit facility, we repaid $1,085.6 million of debt, including all of the borrowings under the previous revolving credit facility, Tranche E term loan, delayed-draw term loan, borrowings secured by our receivables, and $160.0 million of our 7.125% senior subordinated notes. For more information related to these borrowings prior to our repaying them, see Note 11, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our 2007 Annual Report on Form 10-K.

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into a five-year $350 million senior secured asset-based revolving credit facility with Bank of America (the Agreement). As part of the syndication process, the Agreement was amended in April 2008 to revise the pricing and incorporate additional covenants. At June 30, 2008, we had $75.0 million of borrowings outstanding under the Agreement. Borrowings under the Agreement are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Agreement during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the period of February 22, 2008, through June 30, 2008, the average interest rate for our borrowings under the Agreement was 5.2%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Agreement and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the Agreement were $64.1 million and $75.0 million between February 22, 2008, and June 30, 2008. The weighted average amount of borrowings outstanding under the Agreement during the period from February 22, 2008, through June 30, 2008, was $69.5 million. The Agreement provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Agreement.

The revolving credit facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment. Borrowings under the Agreement require compliance with a borrowing base formula, which sets advance rates against eligible accounts receivable and inventory. As of June 30, 2008, we had availability of $191.1 million above the amount we had borrowed, including letters of credit outstanding. If excess availability under the Agreement falls below the greater of $45 million or 15% of the borrowing base, we would be required to maintain a minimum fixed charge coverage ratio. The Agreement also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At June 30, 2008, we had $13.7 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under our asset-based revolving credit facility.

Senior Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior unsecured floating-rate notes and senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. In connection with the Sale, we repurchased $160.0 million of the notes on April 15, 2008.

Other

At June 30, 2008, and December 31, 2007, we had $8.5 million and $23.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. With the proceeds from the Sale, we repaid a significant portion of our debt. In connection with repaying the debt, we expensed approximately $3.0 million and $17.6 million of deferred financing costs for the three and six months ended June 30, 2008. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint assets” in our Consolidated Statements of Loss. In addition, we incurred approximately $4.1 million of financing costs related to our new asset-based revolving credit facility, which we recorded in “Deferred financing costs” on our June 30, 2008, Consolidated Balance Sheet.

For the six months ended June 30, 2008 and 2007, cash payments for interest, net of interest capitalized, were $24.2 million and $45.6 million, respectively.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. For the period ended June 30, 2008, there have been no material changes to our contractual obligations outside the normal course of business, except as disclosed in “Financing Activities” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations related to the payment of $160.0 million of our 7.125% senior subordinated notes in April 2008 and those amounts disclosed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks” related to the fair value of the liability for the contingent value rights.

Off-Balance-Sheet Activities

At June 30, 2008, and December 31, 2007, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 20, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2008, there have been no material changes to the guarantees disclosed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. However, in July 2008, in connection with the sale of our Brazil operations, the buyer agreed to indemnify us against any and all claims under the Guarantee, Marketing, and Take if Required Agreement, as amended, with Global Forest Partners.

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

As of June 30, 2008, there have been no changes to our critical accounting estimates, except as follows.

Other-Than-Temporary Impairment of Equity Method Investment

We account for the impairment of our equity method investment in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An equity method investment is impaired if the fair value of the investment is less than its carrying value. Once an investment is determined to be impaired, the investor is required to evaluate whether the impairment is other than temporary.

This is a critical accounting estimate because judgment is required for purposes of determining whether an impairment of an equity method investment is other than temporary. Factors to consider in making the determination include:

(i)                                     The length of time and extent to which the fair value of the investment is less than its carrying amount;

(ii)                                  The financial condition and near-term prospects of the equity method investee, including recent operating losses or specific events that may negatively influence the future earnings potential of the investee; and

(iii)                               Whether we intend to sell the impaired equity method investment before it recovers to its carrying amount.

In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares.  We account for the equity interest that we own in Boise Inc. using the equity method of accounting. The investment is recorded on our balance sheet based on an $8.56 closing price at the time of the Sale, less a 12% discount for lack of marketability and a $4.6 million deferred gain, and is adjusted monthly based on our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss. At June 30, 2008, Boise Inc.’s stock closed at $3.85, and the fair value of the 37.9 million shares we hold in Boise Inc. was, based on such trading price, $145.8 million, compared with the $263.5 million value recorded on our Consolidated Balance Sheet.

In accordance with APB Opinion No. 18, we evaluated items (i) through (iii) above and concluded that our investment in Boise Inc. was not other than temporarily impaired at June 30, 2008. However, should the length of time and the extent to which the fair value of our investment is less than the carrying amount increase, should market conditions and/or Boise Inc.’s financial performance deteriorate, or should we decide to sell our equity method investment before it recovers to its carrying amount, it is possible that we will be required to record a noncash impairment charge that could have a material impact on our Consolidated Statements of Income (Loss).  As additional information becomes known, we may change our estimates.

Pension Expense

As of June 30, 2008, there have been no changes to the discussion of our pension critical accounting estimate included in our 2007 Annual Report on Form 10-K, except for the amounts disclosed for 2008 expected pension expense and related sensitivities.

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

New and Recently Adopted Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 15, Financial Instruments, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, we expanded our disclosures about fair value measurements. In accordance with the provisions of FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, we elected to defer adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. We are required to adopt SFAS Nos. 141(R) and 160 simultaneously on January 1, 2009. Earlier adoption is prohibited. The impact of adopting these standards will be limited to business combinations occurring on or after January 1, 2009.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we record all derivative instruments as assets or liabilities on our Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in either “Net income (loss)” or “Other comprehensive income (loss),” as appropriate. The gain or loss on derivatives designated as cash flow hedges is included in “Other comprehensive income (loss)” in the period in which changes in fair value occur and is reclassified to income (loss) in the period in which the hedged item affects income (loss), and any ineffectiveness is recognized currently in our Consolidated Statements of Income (Loss). The gain or loss on derivatives designated as fair value hedges and the offsetting gain or loss on the hedged item attributable to the hedged risk are included in income (loss) in the period in which changes in fair value occur. The gain or loss on derivatives that have not been designated as hedging instruments is included in income (loss) in the period in which changes in fair value occur.

Interest Rate Risk

After the Sale, our debt is predominantly fixed-rate. At June 30, 2008, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $49.0 million less than the amount reported on our Consolidated Balance Sheet.

With the proceeds from the Sale, we significantly decreased our variable-rate debt. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million in February 2008. The interest rate swaps were considered economic hedges. During the six months ended June 30, 2008 and 2007, we recorded the fair value of the interest rate swaps, or $6.3 million of expense and $5.4 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statements of Income (Loss).

Energy Risk

Occasionally, we enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of June 30, 2008, we had no material derivative instruments related to our forecasted natural gas purchases.

Foreign Currency Risk

At June 30, 2008, we had no material foreign currency hedges.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership (Boise Inc.’s majority owner prior to the Sale) and Boise Cascade, L.L.C. (collectively the Grantors) issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc.’s stock. The CVRs are governed by a Contingent Value Rights Agreement (the CVR Agreement). The term of the CVR Agreement is from February 5, 2008, through February 5, 2009, and allows investors to receive payments in cash, shares of common stock, or a combination of cash and shares as elected by us, based upon the performance of Boise Inc.’s stock. If at any time during the year, Boise Inc.’s stock price is at least $10.50 for (1) any 20 days of any period of 30 consecutive days or (2) any 10 consecutive trading days, then the CVRs have no value. If neither of the preceding conditions is met over the one-year period, the holder receives a value equal to the lesser of $1.00 or the amount by which the $10.50 exceeds the average stock price for the 30-day period ending February 5, 2009 (the Anniversary Price). If we elect to settle our obligation under the CVR Agreement using Boise Inc. shares, the CVR Agreement provides that our shares will be valued at the greater of the Anniversary Price or $9.00 per share. As a result, the maximum number of Boise Inc. shares we would be required to deliver to the rights holders would be 2.4 million, assuming Terrapin Partners Venture Partnership failed to perform its obligations.

We recorded the fair value of the liability on the grant date based on a simulation analysis that considered the likelihood of Boise Inc. investors receiving payment under the Agreement. We update the simulation model each quarter and revalue the liability based on its results. The Grantors are jointly and severally liable to the investors for the CVR payment, but between the Grantors, each Grantor is individually liable for 50% of the CVR payment. Because we are jointly and severally liable to investors, at June 30, 2008, we recorded a liability for 100% of the fair value of the CVRs, or $8.1 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. We also recorded $0.7 million of income and $4.0 million of expense in “Change in fair value of contingent value rights” on our Consolidated Statements of Loss for the three and six months ended June 30, 2008, and a $4.0 million receivable in “Receivables, Other” on our Consolidated Balance Sheet at June 30, 2008.

Financial Instrument Fair Value Reconciliation

The following table reconciles the beginning and ending balances of the instruments for which we measured the fair value using unobservable inputs (Level 3 in the fair value hierarchy) as of June 30, 2008:

	Contingent Value Rights	Interest Rate Swaps	Total
	(millions)

Beginning balance at December 31, 2007	$—	$5.6	$5.6

Losses included in earnings	4.0	6.3	10.3
Receivable from Terrapin Partners	4.0	—	4.0
Termination of interest rate swaps	—	(11.9)	(11.9)
Ending balance at June 30, 2008	$8.1	$—	$8.1

Total losses included in earnings attributable to the change in unrealized gains or losses relating to assets held at June 30, 2008	$4.0	$—	$4.0

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

During the three months ended June 30, 2008, there were no material changes in our internal controls over financial reporting. In conjunction with the February 22, 2008, sale of our Paper and Packaging & Newsprint assets, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

ITEM 1A.                                        RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the “Recent Trends and Operational Outlook” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the three months ended June 30, 2008, from those listed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. We do not assume an obligation to update any forward-looking statements. Certain specific events have occurred which are within the scope of the risk factors discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. These events are disclosed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Bernadette M. Madarieta
Bernadette M. Madarieta Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)

Date:  August 7, 2008

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008

Number	Description

10.1 (a)	First Amendment to Loan and Security Agreement dated April 17, 2008

10.2 (b)	Letter Agreement with Boise Inc. and Boise Paper Holdings, L.L.C., dated May 22, 2008

10.3 (b)

Form of Repurchase Agreement and Amendment No. 1 to Management Equity Agreement dated May 23, 2008, between Forest Products Holdings, L.L.C., and each of the parties listed on the signature pages thereto

10.4 (c)	Securities Purchase Agreement dated June 10, 2008, between Boise Cascade Holdings, L.L.C., and each of the parties listed as Purchaser on the signature pages thereto

10.5 (d)	Stock Purchase Agreement dated July 1, 2008, between BC Brazil Investment Corporation and Aracruz Celulose, S.A.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Current Report on Form 8-K filed April 21, 2008.

(b)	Incorporated by reference to Current Report on Form 8-K filed May 28, 2008.

(c)	Incorporated by reference to Current Report on Form 8-K filed June 12, 2008.

(d)	Incorporated by reference to Current Report on Form 8-K filed July 2, 2008.