Form 10-Q
period 2008-09-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2008-11-06
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

We are a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934, and we have filed all reports which would have been required of us during the past 12 months had we been subject to such provisions.

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

The registrant, a limited liability company, has no voting or nonvoting equity held by nonaffiliates and no common stock outstanding. Equity units issued and outstanding on October 31, 2008, were as follows:

Series	Units Outstanding as of October 31, 2008

Series A Common Units	66,000,000
Series B Common Units	535,335,427
Series C Common Units	22,313,569

These units are neither registered nor publicly traded.

ii

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Submission of Matters to a Vote of Securityholders	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

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

iii

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended September 30
	2008	2007
	(thousands)
Sales
Trade	$705,912	$1,247,563
Related parties	21,214	154,570
	727,126	1,402,133

Costs and expenses
Materials, labor, and other operating expenses	627,407	1,202,547
Materials, labor, and other operating expenses from related parties	19,045	—
Depreciation, amortization, and depletion	8,751	32,273
Selling and distribution expenses	62,537	72,356
General and administrative expenses	7,259	22,597
General and administrative expenses from related party	2,506	—
Loss on sale of Paper and Packaging & Newsprint assets	1,739
Other (income) expense, net	(3,768)	390
	725,476	1,330,163

Income from operations	1,650	71,970

Equity in net income of affiliate	2,148	—
Impairment of investment in equity affiliate	(208,074)	—
Foreign exchange gain (loss)	(406)	2,333
Change in fair value of contingent value rights	2,227	—
Interest expense	(6,263)	(23,356)
Interest income	1,469	1,274
	(208,899)	(19,749)

Income (loss) before income taxes	(207,249)	52,221
Income tax provision	(391)	(3,056)
Net income (loss)	$(207,640)	$49,165

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)

(unaudited)

	Nine Months Ended September 30
	2008	2007
	(thousands)
Sales
Trade	$2,330,114	$3,699,657
Related parties	130,782	471,842
	2,460,896	4,171,499

Costs and expenses
Materials, labor, and other operating expenses	2,157,951	3,629,740
Materials, labor, and other operating expenses from related parties	48,234	—
Depreciation, amortization, and depletion	27,470	113,355
Selling and distribution expenses	183,502	214,384
General and administrative expenses	29,770	62,302
General and administrative expenses from related party	6,010	—
Gain on sale of Paper and Packaging & Newsprint assets	(2,996)	—
Other (income) expense, net	3,925	(2,155)
	2,453,866	4,017,626

Income from operations	7,030	153,873

Equity in net loss of affiliate	(15,249)	—
Impairment of investment in equity affiliate	(208,074)	—
Foreign exchange gain (loss)	(129)	4,595
Change in fair value of contingent value rights	(1,803)	—
Change in fair value of interest rate swaps	(6,284)	5,395
Interest expense	(28,071)	(70,051)
Interest income	6,629	2,517
	(252,981)	(57,544)

Income (loss) before income taxes	(245,951)	96,329
Income tax provision	(1,523)	(7,729)
Net income (loss)	$(247,474)	$88,600

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2008	2007
	(thousands, except unit data)
ASSETS

Current
Cash and cash equivalents	$290,092	$57,623
Receivables
Trade, less allowances of $2,798 and $1,664	144,039	115,209
Related parties	9,474	9
Other	5,915	7,458
Inventories	303,552	342,015
Assets held for sale	—	1,853,039
Other	5,108	5,426
	758,180	2,380,779

Property
Property and equipment, net	291,968	313,117
Fiber farms and deposits	6,015	24,010
	297,983	337,127

Investment in equity affiliate	59,058	—
Deferred financing costs	8,227	23,074
Goodwill	12,170	12,170
Intangible assets, net	9,353	9,668
Other assets	6,431	11,374
Total assets	$1,151,402	$2,774,192

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

(unaudited, except unit data)

	September 30,	December 31,
	2008	2007
	(thousands, except unit data)
LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$10,500
Current portion of long-term debt	—	47,250
Accounts payable
Trade	126,729	141,459
Related parties	4,589	43
Accrued liabilities
Compensation and benefits	43,141	36,909
Interest payable	8,262	7,140
Other	61,054	29,959
Liabilities related to assets held for sale	—	331,636
	243,775	604,896

Debt
Long-term debt, less current portion	315,000	1,113,313

Other
Compensation and benefits	49,925	46,981
Other long-term liabilities	11,849	17,097
	61,774	64,078

Redeemable equity units
Series B equity units – 4,978,826 units and 16,622,421 units outstanding	4,978	16,992
Series C equity units – 22,313,569 units and 39,069,411 units outstanding	7,641	9,489
	12,619	26,481

Commitments and contingent liabilities

Capital
Series A equity units – no par value; 66,000,000 units authorized and outstanding	79,885	78,463
Series B equity units – no par value; 550,000,000 units authorized and 530,356,601 units outstanding	438,349	876,693
Series C equity units – no par value; 44,000,000 units authorized	—	10,268
Total capital	518,234	965,424

Total liabilities and capital	$1,151,402	$2,774,192

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30
	2008	2007
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(247,474)	$88,600
Items in net income (loss) not using (providing) cash
Equity in net loss of affiliate	15,249	—
Impairment of investment in equity affiliate	208,074	—
Depreciation, depletion, and amortization of deferred financing costs and other	28,630	114,034
Related-party interest income	(2,760)	—
Deferred income taxes	54	3,650
Pension and other postretirement benefit expense	10,616	18,945
Gain on changes in retiree healthcare programs	—	(4,367)
Change in fair value of contingent value rights	1,803	—
Change in fair value of interest rate swaps	6,284	(5,395)
Management equity units expense	1,349	2,337
Gain on sale of assets, net	(10,871)	(897)
Loss on sale of note receivable from related party	8,357	—
Other	2,060	(4,047)
Decrease (increase) in working capital, net of dispositions
Receivables	(62,069)	(76,577)
Inventories	39,982	(30,193)
Prepaid expenses	2,068	786
Accounts payable and accrued liabilities	(6,322)	18,260
Pension and other postretirement benefit payments	(20,820)	(888)
Current and deferred income taxes	(969)	2,578
Other	1,396	4,507
Cash provided by (used for) operations	(25,363)	131,333

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	1,269,081	18,270
Proceeds from sale of note receivable from related party, net	52,737	—
Expenditures for property and equipment	(36,748)	(137,247)
Increase in restricted cash	(183,290)	(200,000)
Decrease in restricted cash	183,290	—
Other	1,556	6,378
Cash provided by (used for) investment	1,286,626	(312,599)

Cash provided by (used for) financing
Issuances of long-term debt	240,000	960,000
Payments of long-term debt	(1,085,563)	(751,525)
Short-term borrowings	(10,500)	(3,200)
Tax distributions to members	(128,024)	(2,753)
Repurchase of management equity units	(28,634)	(249)
Cash paid for termination of interest rate swaps	(11,918)	—
Proceeds from changes to interest rate swaps	—	2,848
Other	(4,155)	(3,416)
Cash provided by (used for) financing	(1,028,794)	201,705

Increase in cash and cash equivalents	232,469	20,439

Balance at beginning of the period	57,623	45,169

Balance at end of the period	$290,092	$65,608

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)
Balance at December 31, 2006	66,000	$78,290	530,357	$724,988	—	$11,655	$814,933

Net income (a)	—	—	—	127,697	—	—	127,697
Other comprehensive income (loss), net of tax (a) (b)
Cash flow hedges	—	—	—	(3,070)	—	—	(3,070)
Unfunded accumulated benefit obligation	—	—	—	33,705	—	—	33,705
Paid-in-kind dividend	—	5,770	—	(5,770)	—	—	—
Tax distributions to members	—	(5,597)	—	(1,803)	—	—	(7,400)
Allocation of profit interest to Series C equity units	—	—	—	1,387	—	(1,387)	—
Other	—	—	—	(441)	—	—	(441)
Balance at December 31, 2007 (c)	66,000	$78,463	530,357	$876,693	—	$10,268	$965,424

Net loss (a)	—	—	—	(247,474)	—	—	(247,474)
Other comprehensive loss, net of tax (a) (b)
Cash flow hedges	—	—	—	(133)	—	—	(133)
Unfunded accumulated benefit obligation	—	—	—	(36,057)	—	—	(36,057)
Equity in other comprehensive income of equity affiliate	—	—	—	87	—	—	87
Paid-in-kind dividend	—	4,657	—	(4,657)	—	—	—
Tax distributions to members	—	(3,235)	—	(151,954)	—	—	(155,189)
Allocation of profit interest from Series C equity units	—	—	—	10,268	—	(10,268)	—
Fair market value adjustment of redeemable equity units	—	—	—	(11,338)	—	—	(11,338)
Other	—			2,914			2,914
Balance at September 30, 2008 (c)	66,000	$79,885	530,357	$438,349	—	$—	$518,234

(a)                                  Total comprehensive income (loss) for the three and nine months ended September 30, 2008, was $(207.8) million and $(283.6) million, compared with $43.6 million and $84.0 million for the three and nine months ended September 30, 2007.

(b)                                 Total other comprehensive loss for the three and nine months ended September 30, 2008, was $(0.2) million and $(36.1) million, compared with $(5.5) million and $(4.6) million for the three and nine months ended September 30, 2007.

(c)                                  Accumulated other comprehensive income at September 30, 2008, and December 31, 2007, was $35.0 million and $71.1 million, respectively.

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

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale), to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. With the Sale, we are now a focused wood products manufacturing and building products distribution company that remains headquartered in Boise, Idaho. We produce quality wood products and manage a nationwide building materials distribution network. After the Sale, we operate our business in the following three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. See Note 19, Segment Information, for additional information about our reportable segments.

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

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. Net income (loss) for the three and nine months ended September 30, 2008 and 2007, involved estimates and accruals. Some of our accounting estimates include the assessment of the recoverability of long-lived assets, the assessment of goodwill and intangible assets, the valuation and recognition of share-based compensation, the valuation and recognition of pension expense and liabilities, the evaluation of our investment in Boise Inc. for other-than-temporary impairment, and the valuation of allowance for doubtful accounts. Actual results may vary from those estimates. Quarterly results are not necessarily indicative of results that may be expected for the full year.

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation.

2.             Sale of Our Paper and Packaging & Newsprint Assets

On February 22, 2008, Boise Cascade, L.L.C., completed the Sale for $1,277.2 million of cash consideration, $277.4 million of net stock consideration, and a $41.0 million paid-in-kind promissory note receivable. After the Sale, the note receivable from Boise Inc. increased $17.3 million for working capital adjustments, and in June 2008, we sold the note receivable for $52.7 million after selling expenses. For more information, see Note 5, Transactions With Related Parties. In connection with the Sale, we generated a $5.9 million gain, of which we recognized $3.0 million in our Consolidated Statement of Loss during the nine months ended September 30, 2008. In accordance with Emerging Issues Task Force (EITF) No. 01-02, Interpretations of Accounting Principles Board (APB) Opinion No. 29, we deferred $2.9 million of the gain as a reduction of our investment in Boise Inc.

Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we became a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. We account for our interest in Boise Inc. using the equity method of accounting. See Note 3, Investment in Equity Affiliate, for more information.

The net proceeds of any disposition of the shares of Boise Inc., and the net proceeds received from the sale of the note receivable from Boise Inc. (see Note 5, Transactions With Related Parties), are governed by the terms of our senior subordinated notes indenture, including the asset disposition provisions, which may require us to use the proceeds within one year of the sale to repay senior indebtedness, reinvest in our business, or tender for all, or a portion of, the outstanding notes at par.

Use of Transaction Proceeds

With the proceeds from the Sale and an initial borrowing under our asset-based revolving credit facility, we repaid $1,085.6 million of our debt. In addition to repaying a substantial amount of our indebtedness, in first quarter 2008, we paid $11.9 million to unwind all of our interest rate swaps.

We make cash distributions to permit the members of BC Holdings and affiliates to pay their taxes. On February 22, 2008, we accrued $200 million for estimated tax distributions payable to our equity holders related to the estimated net taxable gain on the Sale. Our final tax distribution payable to members will include the gain on the Sale and will be partially offset by 2008 taxable losses. During the three and nine months ended September 30, 2008, we made $0.1 million and $128.0 million of tax distributions to our equity holders. We expect to make additional tax distributions during the remainder of the year or in first quarter 2009.

In connection with the transaction, approximately 75 participants in our Management Equity Plan terminated employment with us. These employees collectively held 6.6 million Series B and 16.1 million Series C units. After the transaction, we paid $18.3 million to repurchase their equity units. In addition, we also currently expect to pay approximately $4.2 million under the deferred compensation agreements for employees terminated in connection with the transaction. Of the $4.2 million, we recorded $2.6 million in “Accrued liabilities, Compensation and benefits” and $1.6 million in “Other, Compensation and benefits” on our Consolidated Balance Sheet at September 30, 2008.

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

	Three Months Ended September 30				Nine Months Ended September 30
	2008		2007		2008		2007
	(thousands)
Sales	$727,126		$847,697		$2,126,203		$2,514,714

Net income (loss)	$(208,322	)(a)	$24,223	(b)	$(262,998	)(a)	$51,800	(b)

(a)                                  The pro forma net loss for the three and nine months ended September 30, 2008, included pro forma income of $2.0 million and pro forma expense of $20.1 million related to our equity interest in Boise Inc.; included a $208.1 million write-down of our investment in Boise Inc.; included zero and $6.3 million of expense related to changes in the fair value of our interest rate swaps, which we terminated in February 2008; included zero and $4.1 million of related-party interest income from the note receivable from Boise Inc., which was sold in June 2008; excluded $2.2 million of income and $1.8 million of expense related to the fair value of contingent value rights that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors; and excluded $1.7 million of expense and $3.0 million of gain on the Sale.

(b)                                 Pro forma net income for the three and nine months ended September 30, 2007, included pro forma income of $6.2 million and pro forma expense of $6.0 million related to our equity interest in Boise Inc.; included $2.3 million and $6.9 million of related-party interest income from the note receivable from Boise Inc.; included a zero and $4.4 million gain related to changes in our retiree healthcare programs; and zero and $5.4 million of income related to changes in the fair value of our interest rate swaps.

3.             Investment in Equity Affiliate

In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. This ownership interest provides us with the ability to exercise significant influence. Accordingly, we account for our investment under the equity method of accounting. We adjust the amount of our investment monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. For the three and nine months ended September 30, 2008, we recorded $2.1 million of income and $15.2 million of expense related to our investment in Boise Inc. in “Equity in net income (loss) of affiliate” in our Consolidated Statements of Loss.

On September 30, 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We made this determination based on the length of time and extent to which the fair value of our investment has been trading below its carrying value. The Boise Inc. stock trading price declined from $8.56 on February 21, 2008, to $1.56 on September 30, 2008. Accordingly, we recorded a $208.1 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statements of Loss for the three and nine months ended September 30, 2008. This charge reflects the decrease in the fair value of the investment below its carrying value of $7.06 at September 30, 2008. The fair value of our investment in Boise Inc. was calculated based on our 37.9 million of Boise Inc. shares and Boise Inc.’s stock price on September 30, 2008, of $1.56.

At September 30, 2008, the carrying value of our investment in Boise Inc. was approximately $210.3 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to the write-down of our investment in Boise Inc. at September 30, 2008. In accordance with APB Opinion No. 18, we will amortize the difference to income on a straight-line basis over 10.7 years, which represents the weighted-average useful life of Boise Inc.’s assets. This will result in our recognizing approximately $20 million of income per year for the next 10.7 years, which will be increased or decreased by our proportionate share of Boise Inc.’s net income or loss.

The following table presents summarized income statement information for Boise Inc. for the period subsequent to the Sale (February 22 through September 30, 2008). Summarized income statement information is not presented for the period of January 1 through February 21, 2008, or for the nine months ended September 30, 2007, as it is included in our Consolidated Statements of Loss for the nine months ended September 30, 2008 and 2007.

Nine Months Ended
September 30, 2008
(thousands)

Sales	$1,479,513
Costs and expenses	$1,451,074
Income from operations	$28,439
Net income (loss)	$(30,038)

4.             Assets and Liabilities Held for Sale

In September 2007, in anticipation of the Sale, we reclassified the assets and liabilities of our Paper and Packaging & Newsprint segments, as well as some of the assets and liabilities included in our Corporate and Other segment, to “Assets held for sale” and “Liabilities related to assets held for sale” on our Consolidated Balance Sheet and stopped depreciating and amortizing those assets. As discussed in Note 2, Sale of Our Paper and Packaging & Newsprint Assets, we sold these assets to Boise Inc. on February 22, 2008. The three and nine months ended September 30, 2007, included approximately $23.0 million and $84.5 million of depreciation and amortization expense related to the sold Paper, Packaging & Newsprint, and Corporate and Other segments that was not included in the three and nine months ended September 30, 2008, as a result of the Sale. Of the $23.0 million of depreciation and amortization expense recorded during the three months ended September 30, 2007, $12.0 million related to our Paper segment, $10.3 million related to our Packaging & Newsprint segment, and $0.7 million related to our Corporate and Other segment. During the nine months ended September 30, 2007, $44.7 million related to our Paper segment, $37.6 million related to our Packaging & Newsprint segment, and $2.2 million related to our Corporate and Other segment.

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

5.             Transactions With Related Parties

Sales

Prior to the Sale, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the three months ended September 30, 2007, sales to OfficeMax were $154.6 million. Sales to OfficeMax were $90.1 million and $471.8 million for the nine months ended September 30, 2008 and 2007, respectively. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

During the three and nine months ended September 30, 2008, we sold $18.0 million and $32.7 million of fiber to Boise Inc. and $3.2 million and $8.0 million of fiber to Louisiana Timber Procurement Company, L.L.C., an unconsolidated entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc., at prices designed to approximate market. Most of these sales relate to pulpwood and chip sales from our Wood Products segment. These sales are included in “Sales, Related parties” in the Consolidated Statements of Loss.

Costs and Expenses

During the three and nine months ended September 30, 2008, we purchased $17.4 million and $44.1 million of fiber from Louisiana Timber Procurement Company, L.L.C. In addition, we purchased $1.1 million and $2.8 million of transportation services from Boise Inc. during the three and nine months ended September 30, 2008. We purchased the fiber and transportation services at prices that approximated market prices. For the three and nine months ended September 30, 2008, these costs are recorded in “Materials, labor, and other operating expenses from related parties” in our Consolidated Statements of Loss.

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee. The absorption fee of $5.0 million is allocated among the services provided under the contract and declines to zero in total and on an allocable basis over the initial three-year term of the agreement. During the three and nine months ended September 30, 2008, we recognized $3.7 million and $9.1 million of costs related to this agreement, of which we recorded $0.6 million and $1.3 million in “Materials, labor, and other operating expenses from related parties,” $0.6 million and $1.8 million in “Selling and distribution expenses,” and $2.5 million and $6.0 million in “General and administrative expenses from related party” in our Consolidated Statements of Loss.

Note Receivable

In connection with the Sale, we received a 15.75%, $41.0 million paid-in-kind promissory note receivable from Boise Inc. that compounded quarterly and was scheduled to mature in August 2015. After the Sale, the note receivable increased $17.3 million for working capital adjustments, the amount by which the working capital of our Paper and Packaging & Newsprint segments exceeded $329.0 million on the date of Sale. During the nine months ended September 30, 2008, we recorded approximately $2.8 million of interest income in our Consolidated Statement of Loss.

In June 2008, we sold the note receivable for $52.7 million after selling expenses. We recorded an $8.4 million loss on the sale of the note receivable in “Other (income) expense, net” in our Consolidated Statement of Loss for the nine months ended September 30, 2008. We are obligated under the indenture for our 7.125% senior subordinated notes due in 2014 to use the net proceeds of the sale of the note receivable within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. As we evaluate potential uses for the funds, the net cash proceeds received are invested in high-quality, short-term investments, which we record in “Cash and cash equivalents.”

Tax Distributions

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of BC Holdings and affiliates to pay income taxes. During the nine months ended September 30, 2008, we made $128.0 million of cash tax distributions, of which $120.7 million related to the net taxable gain on the Sale. During the nine months ended September 30, 2008, we paid $105.0 million to Forest Products Holdings (FPH), our majority owner. FPH in turn paid $94.2 million to Madison Dearborn Partners, our equity sponsor; $10.4 million to management investors; and $0.4 million to nonmanagement affiliates, respectively. For the nine months ended September 30, 2007, we did not make any distributions to FPH. For the nine months ended September 30, 2008 and 2007, we paid $23.0 million and $2.8 million to OfficeMax to fund their tax obligations related to their investments in us.

6.             Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2008, and December 31, 2007, we had $2.0 million and $2.2 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. The rebates are recorded as a decrease in sales. At September 30, 2008, and December 31, 2007, we had $11.6 million and $12.7 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

7.             Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(thousands)
Loss on sale of note receivable from related party (a)	$44	$—	$8,357	$—
Changes in retiree healthcare programs	—	—	—	(4,367)
Sales of assets, net (b)	(5,831)	(95)	(7,875)	(796)
Other, net (c)	2,019	485	3,443	3,008
	$(3,768)	$390	$3,925	$(2,155)

(a)                                  In June 2008, we sold the note receivable from Boise Inc. for $52.7 million after selling expenses, and for the nine months ended September 30, 2008, we recorded an $8.4 million loss on the sale.

(b)                                 In July 2008, we sold our indirect wholly owned subsidiary in Brazil, Boise Cascade do Brasil LTDA., to Aracruz Celulose, S.A., for $45.5 million after selling expenses. For the three and nine months ended September 30, 2008, we recorded a $7.0 million and $5.7 million gain on the sale.

(c)                                  In September 2008, we permanently closed our veneer operation in St. Helens, Oregon, and recorded $2.1 million of expenses related to the closure in “Other (income) expense, net” in our Consolidated Statements of Loss for the three and nine months ended September 30, 2008. In addition, we recorded $0.7 million of expense for the write-down of log inventories in “Materials, labor, and other operating expenses.”

The three and nine months ended September 30, 2007, included $0.2 million and $2.2 million of expense related to the closure of our paper converting facility in Salem, Oregon.

8.             Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $3.3 million and $6.5 million for the three months ended September 30, 2008 and 2007, and $12.0 million and $19.1 million for the nine months ended September 30, 2008 and 2007. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $2.8 million for the remainder of 2008, $10.8 million in 2009, $10.0 million in 2010, $8.7 million in 2011, $8.0 million in 2012, and $6.8 million in 2013, with total payments thereafter of $34.6 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

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

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately three years, with fixed payment terms similar to those in the original lease agreements.

9.             Income Taxes

Tax Distributions

The majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes in respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of BC Holdings and affiliates to pay these taxes. We made $0.1 million and $128.0 million of cash distributions for the three and nine months ended September 30, 2008, and zero and $2.8 million for the three and nine months ended September 30, 2007. Relative to the nine months ended September 30, 2007, the increase in 2008 distributions related to the net taxable gain on the Sale. See Note 2, Sale of Our Paper and Packaging & Newsprint Assets, for more information. Both our senior credit facilities and the indenture governing our notes permit these distributions.

Income Tax (Provision) Benefit

For the three months ended September 30, 2008, income tax expense was $0.4 million, compared with $3.1 million during the same period in the prior year. Relative to the three months ended September 30, 2007, the decrease in income tax expense is primarily due to no income tax expense related to cash flow hedges in 2008. Income tax expense was $1.5 million and $7.7 million for the nine months ended September 30, 2008 and 2007. The nine months ended September 30, 2007, included income tax expense related to cash flow hedges and the true-up of miscellaneous state income tax items. In 2008, our income tax provision consisted primarily of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders as well as income taxes payable by our separate subsidiaries that are taxed as corporations. During the three months ended September 30, 2008 and 2007, our effective tax rates for our separate subsidiaries that are taxed as corporations were 34.0% and 35.4%. Our effective tax rates were 35.2% and 35.0% for the nine months ended September 30, 2008 and 2007. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income. At September 30, 2008, and December 31, 2007, we had zero and $0.6 million of deferred tax liabilities related to our taxable subsidiaries recorded on our Consolidated Balance Sheets. In February 2008, the deferred tax liability was reduced to zero, as the taxable subsidiaries that held the deferred tax liabilities were part of the Sale.

During the three months ended September 30, 2008 and 2007, we paid $0.2 million and $0.5 million of tax, net of income taxes refunded. We paid $0.8 million and $1.8 million of income taxes, net of refunds received, during the nine months ended September 30, 2008 and 2007, respectively.

BC Holdings or one of our subsidiaries files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, Idaho, Louisiana, Oregon, Minnesota, Texas, and Washington. We are subject to tax examinations from October 29, 2004 (our inception) to present. In second quarter 2008, the United States Internal Revenue Service began an audit of the BC Holdings returns for the 2005 and 2006 tax years. Additionally, in third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006.

10.                               Inventories

Inventories include the following:

	September 30, 2008	December 31, 2007
	(thousands)
Finished goods and work in process	$247,494	$266,033
Logs	38,597	56,490
Other raw materials and supplies	17,461	19,492
	$303,552	$342,015

11.                               Property and Equipment, Net

Property and equipment consisted of the following asset classes:

	September 30, 2008	December 31, 2007
	(thousands)
Land and land improvements	$36,089	$37,330
Buildings and improvements	103,540	105,835
Machinery and equipment	245,243	258,333
Construction in progress	25,294	15,382
	410,166	416,880
Less accumulated depreciation	(118,198)	(103,763)
	$291,968	$313,117

12.                               Goodwill and Intangible Assets

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

Changes in the carrying amount of our goodwill by segment are as follows:

	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(thousands)
Balance at December 31, 2006	$5,593	$6,577	$1,341	$8,335	$—	$21,846

Purchase price adjustments during 2007 (a)	—	—	32,542	—	—	32,542
Goodwill reclassified to “Assets held for sale” (b)	—	—	(33,883)	(8,335)	—	(42,218)
Balance at December 31, 2007, and September 30, 2008	$5,593	$6,577	$—	$—	$—	$12,170

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

(b)           See Note 4, Assets and Liabilities Held for Sale, for more information.

At September 30, 2008, and December 31, 2007, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademark assets have an indefinite life and are not amortized. Customer relationships are amortized over five years.

Intangible assets consisted of the following:

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,647)	453
	$11,000	$(1,647)	$9,353

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,332)	768
	$11,000	$(1,332)	$9,668

Intangible asset amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, and $1.4 million and $3.8 million for the same periods in 2007. The estimated amortization expense is $0.1 million for the remainder of 2008 and $0.3 million in 2009. We estimate no amortization expense after 2009.

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

At September 30, 2008, and December 31, 2007, we had $0.6 million and $0.8 million of asset retirement obligations recorded in “Other, Other long-term liabilities” on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the nine months ended September 30, 2008, and the year ended December 31, 2007:

	September 30,	December 31,
	2008	2007
	(thousands)
Asset retirement obligation at beginning of period	$782	$11,544
Accretion expense	187	926
Payments	—	(37)
Revisions in estimated cash flows	—	1,652
Asset retirement obligation reclassified to “Liabilities related to assets held for sale” (See Note 4)	(380)	(13,303)
Asset retirement obligation at end of period	$589	$782

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

14.          Debt

At September 30, 2008, and December 31, 2007, our short- and long-term debt were as follows:

	September 30,	December 31,
	2008	2007
	(thousands)
Revolving credit facility, due 2013	$75,000	$—
Tranche E term loan, due 2014	—	521,063
7.125% senior subordinated notes, due 2014	240,000	400,000
Delayed-draw term loan, due 2014	—	199,500
Borrowings secured by receivables	—	40,000
Current portion of long-term debt	—	(47,250)
Long-term debt, less current portion	315,000	1,113,313
Short-term borrowings	—	10,500
Current portion of long-term debt	—	47,250
Total debt	$315,000	$1,171,063

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

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into a five-year $350 million senior secured asset-based revolving credit facility with Bank of America (the Agreement). As part of the syndication process, the Agreement was amended in April 2008 to revise the pricing and incorporate additional covenants. At September 30, 2008, we had $75.0 million of borrowings outstanding under the Agreement. Borrowings under the Agreement are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Agreement during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the period of February 22, 2008, through September 30, 2008, the average interest rate for our borrowings under the Agreement was 5.1%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Agreement and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the Agreement were $64.1 million and $75.0 million between February 22, 2008, and September 30, 2008. The weighted average amount of borrowings outstanding under the Agreement during the period from February 22, 2008, through September 30, 2008, was $71.8 million. The Agreement provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Agreement.

The revolving credit facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment. At September 30, 2008, we had $75.0 million of outstanding loans under the Agreement. Borrowings under the Agreement are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed charge coverage ratio is below 1:1, as it was on September 30, 2008, by a further requirement that we maintain a combination of unrestricted cash and borrowing base less outstanding loans at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Agreement.

The Agreement contains a covenant requiring that we maintain a fixed charge coverage ratio of 1:1 whenever the combination of our unrestricted cash and the borrowing base less outstanding loans under the Agreement is less than $45 million. In addition the Agreement contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That covenant was not applicable on September 30, 2008. The Agreement also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At September 30, 2008, we had $13.3 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under our asset-based revolving credit facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. In connection with the Sale, we repurchased $160.0 million of the notes on April 15, 2008.

Other

At September 30, 2008, and December 31, 2007, we had $8.2 million and $23.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. With the proceeds from the Sale, we repaid a significant portion of our debt. In connection with repaying the debt, we expensed approximately zero and $17.6 million of deferred financing costs for the three and nine months ended September 30, 2008. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint assets” in our Consolidated Statement of Loss. In addition, we incurred approximately $4.1 million of financing costs related to our asset-based revolving credit facility, which are included in “Deferred financing costs” on our September 30, 2008, Consolidated Balance Sheet.

For the nine months ended September 30, 2008 and 2007, cash payments for interest, net of interest capitalized, were $25.8 million and $62.2 million, respectively.

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

Interest Rate Risk

After the Sale, our debt is predominantly fixed-rate. At September 30, 2008, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $79.1 million less than the amount reported on our Consolidated Balance Sheet.

With the proceeds from the Sale, we significantly decreased our variable-rate debt. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million in February 2008. The interest rate swaps were considered economic hedges. During the nine months ended September 30, 2008 and 2007, we recorded the fair value of the interest rate swaps, or $6.3 million of expense and $5.4 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statements of Income (Loss).

Energy Risk

Occasionally, we enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of September 30, 2008, we had no material derivative instruments related to our forecasted natural gas purchases.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership and Boise Cascade, L.L.C. (collectively the Grantors) issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc.’s stock. The CVRs are governed by a Contingent Value Rights Agreement (the CVR Agreement). The term of the CVR Agreement is from February 5, 2008, through February 5, 2009, and allows investors to receive payments in cash, shares of common stock, or a combination of cash and shares, as elected by us, based upon the performance of Boise Inc.’s stock. If at any time during the year, Boise Inc.’s stock price is at least $10.50 for (1) any 20 days of any period of 30 consecutive days or (2) any 10 consecutive trading days, then the CVRs have no value. If neither of the preceding conditions is met over the one-year period, the holder receives a value equal to the lesser of $1.00 or the amount by which the $10.50 exceeds the average stock price for the 30-day period ending February 5, 2009 (the Anniversary Price). If we elect to settle our obligation under the CVR Agreement using Boise Inc. shares, the CVR Agreement provides that our shares will be valued at the greater of the Anniversary Price or $9.00 per share. As a result, the maximum number of Boise Inc. shares we would be required to deliver to the rights holders would be 2.4 million, assuming Terrapin Partners Venture Partnership failed to perform its obligations.

We recorded the fair value of the liability on the grant date based on a simulation analysis that considered the likelihood of Boise Inc. investors receiving payment under the Agreement. We update the simulation model each quarter and revalue the liability based on its results. The Grantors are jointly and severally liable to the investors for the CVR payment, but between the Grantors, each Grantor is individually liable for 50% of the CVR payment. Because we are jointly and severally liable to investors, at September 30, 2008, we recorded a liability for 100% of the fair value of the CVRs, or $3.6 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. We also recorded $2.2 million of income and $1.8 million of expense in “Change in fair value of contingent value rights” in our Consolidated Statements of Loss for the three and nine months ended September 30, 2008, and a $1.8 million receivable in “Receivables, Other” on our Consolidated Balance Sheet at September 30, 2008.

Financial Instrument Fair Value Reconciliation

The following table reconciles the beginning and ending balances of the instruments for which we measured the fair value using unobservable inputs (Level 3 in the fair value hierarchy) as of September 30, 2008:

	Contingent	Interest
	Value	Rate
	Rights	Swaps	Total
	(thousands)

Beginning balance at December 31, 2007	$—	$5,634	$5,634

Losses included in earnings	1,803	6,284	8,087
Receivable from Terrapin Partners	1,803	—	1,803
Termination of interest rate swaps	—	(11,918)	(11,918)
Ending balance at September 30, 2008	$3,606	$—	$3,606
Total losses included in earnings attributable to the change in unrealized gains or losses relating to assets held at September 30, 2008	$1,803	$—	$1,803

16.                               New and Recently Adopted Accounting Standards

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the approval by the Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 15, Financial Instruments, we expanded our disclosures about fair value measurements. In accordance with the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, we elected to defer adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.

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

The following table presents the pension and postretirement benefit costs:

	Pension Benefits		Other Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
	(thousands)
Service cost (gain)	$2,752	$5,909	$—	$(9)
Interest cost	4,615	9,743	2	10
Expected return on plan assets	(4,542)	(9,786)	—	—
Recognized actuarial (gain) loss	(40)	130	—	(34)
Amortization of prior service costs and other	32	322	—	—
Company-sponsored plans	2,817	6,318	2	(33)
Multiemployer pension plans	10	122	—	—
Net periodic benefit cost	$2,827	$6,440	$2	$(33)

	Pension Benefits		Other Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(thousands)
Service cost	$9,821	$17,271	$1	$75
Interest cost	17,299	28,550	25	237
Expected return on plan assets	(17,078)	(28,600)	—	—
Recognized actuarial (gain) loss	(244)	390	(13)	(34)
Amortization of prior service costs and other	288	867	—	—
Curtailment (gain) loss	404	(181)	—	—
Company-sponsored plans	10,490	18,297	13	278
Multiemployer pension plans	113	370	—	—
Net periodic benefit cost	$10,603	$18,667	$13	$278

In February 2008, we made a $20 million contribution to our pension plans, which was included in the pension assets for purposes of determining the spinoff amounts. During the remainder of 2008, we are not required to make any additional minimum contributions to our pension plans; however, we may elect to make additional voluntary contributions.

18.          Redeemable Equity Units

We account for awards granted under our management equity plan in accordance with SFAS 123(R). For more information, see Note 14, Redeemable Equity Units, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our 2007 Annual Report on Form 10-K.

In connection with the Sale, approximately 75 participants in our Management Equity Plan terminated employment with us. These employees collectively held 6.6 million Series B and 16.1 million Series C units. In March 2008, we paid $18.3 million to repurchase their equity units.

In connection with the Sale, for the nine months ended September 30, 2008, we recorded $3.1 million of expense to adjust the value of the immature equity units (units that have not been at risk for at least six months) to redemption value and $1.9 million of expense related to nonrefundable tax distributions paid to management investors in connection with their investments in us that will not vest. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint Assets” in our Consolidated Statement of Loss. In addition, during the nine months ended September 30, 2008, pursuant to the Sale, we recorded a $6.3 million adjustment to the value of the mature equity units (vested units and units that had been at risk for at least six months) to reflect redemption value in the capital section of our Consolidated Balance Sheet and Consolidated Statement of Capital.

Repurchase and Amendment

In May 2008, our parent company, Forest Products Holdings (FPH), entered into a Repurchase Agreement and Amendment No. 1 to our Management Equity Agreement (the Repurchase and Amendment Agreements) with each member of management holding Series B and Series C equity units. Under the redemption provisions of the Repurchase and Amendment Agreements, FPH repurchased 48.5% of each management investor’s Series B units for an amount equal to such manager’s original investment in FPH, totaling $9.7 million of cash. The repurchase was at the election of the individual participant and was offered for a short period of time. Accordingly, we accounted for the repurchase as a “short-term inducement” under SFAS No. 123(R), using the equity method of accounting. During the nine months ended September 30, 2008, we recognized $0.4 million of compensation expense for the amount that the repurchase exceeded the fair value of the awards.

FPH amended the Management Equity Agreement (the Plan) such that:  (i) 62.9% of the market-condition Series C equity units were converted to time-vesting units and vest on a daily basis from February 22, 2008, through December 31, 2010; (ii) 37.1% of the market-condition Series C equity units remain subject to the Plan’s internal rate of return formula, but the vesting period was extended one year to December 2010; and (iii) the vesting period for the unvested time-vesting Series C equity units was extended one year to December 2010. The amendments had no impact on the Series B units. In accordance with SFAS No. 123(R), we measured the value of the award before and after the modification, and as a result, we will recognize an incremental $2.0 million of compensation expense related to the modification. Of the $2.0 million of incremental compensation expense, we recognized approximately $0.2 million and $0.4 million during the three and nine months ended September 30, 2008, and we will recognize the remaining $1.6 million prospectively over the remaining vesting period.

19.        Segment Information

Prior to the Sale, we operated our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. Following the Sale, we operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 16, Segment Information, of the Notes to Consolidated Financial Statements and Supplementary Data in “Item 8. Consolidated Financial Statements and Supplementary Data” in our 2007 Annual Report on Form 10-K. The 49% equity interest we own in Boise Inc. after the Sale represents a significant continuing involvement as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we continue to show the results of the Paper and Packaging & Newsprint segments through February 21, 2008, and we do not define the sold assets as discontinued operations.

An analysis of our operations by segment is as follows:

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Party	segment	Total	Taxes	Depletion	(f)
	(millions)
Three Months Ended September 30, 2008
Building Materials Distribution	$583.5	$—	$0.6	$584.1	$10.2	$1.9	$12.1
Wood Products (a)	122.4	21.2	71.5	215.1	(3.1)	6.8	3.6
Corporate and Other	—	—	—	—	(5.9)	0.1	(5.7)
	705.9	21.2	72.1	799.2	1.2	8.8	10.0
Intersegment eliminations	—	—	(72.1)	(72.1)	—	—	—
Equity in net income of affiliate	—	—	—	—	2.1	—	2.1
Impairment of investment in equity affiliate (b)	—	—	—	—	(208.1)	—	(208.1)
Change in fair value of contingent value rights	—	—	—	—	2.2	—	—
Interest expense	—	—	—	—	(6.3)	—	—
Interest income	—	—	—	—	1.5	—	—
	$705.9	$21.2	$—	$727.1	$(207.2)	$8.8	$(195.9)

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Party	segment	Total	Taxes	Depletion	(f)
	(millions)
Three Months Ended September 30, 2007
Building Materials Distribution	$686.6	$—	$—	$686.6	$16.1	$1.8	$18.0
Wood Products (a)	151.6	—	110.0	261.6	9.2	7.1	16.3
Paper	231.5	154.6	16.0	402.1	49.5	12.0	61.5
Packaging & Newsprint	173.7	—	19.3	193.0	4.2	10.3	14.5
Corporate and Other	4.1	—	11.2	15.3	(4.7)	1.1	(3.7)
	1,247.5	154.6	156.5	1,558.6	74.3	32.3	106.6
Intersegment eliminations	—	—	(156.5)	(156.5)	—	—	—
Interest expense	—	—	—	—	(23.4)	—	—
Interest income	—	—	—	—	1.3	—	—
	$1,247.5	$154.6	$—	$1,402.1	$52.2	$32.3	$106.6

	Sales				Income (Loss)	Depreciation, Amortization,
	Trade	Related Party	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (f)
	(millions)
Nine Months Ended September 30, 2008
Building Materials Distribution	$1,697.1	$—	$0.9	$1,698.0	$24.3	$5.8	$30.1
Wood Products (a)	374.6	40.7	224.5	639.8	(23.6)	21.0	(2.7)
Paper (c)	154.4	90.1	9.0	253.5	20.7	0.3	21.1
Packaging & Newsprint (c)	102.2	—	11.3	113.5	5.7	0.1	5.7
Corporate and Other (d)	1.8	—	6.8	8.6	(20.2)	0.3	(19.8)
	2,330.1	130.8	252.5	2,713.4	6.9	27.5	34.4
Intersegment eliminations	—	—	(252.5)	(252.5)	—	—	—
Equity in net loss of affiliate	—	—	—	—	(15.2)	—	(15.2)
Impairment of investment in equity affiliate (b)	—	—	—	—	(208.1)	—	(208.1)
Change in fair value of contingent value rights	—	—	—	—	(1.8)	—	—
Change in fair value of interest rate swaps	—	—	—	—	(6.3)	—	—
Interest expense	—	—	—	—	(28.1)	—	—
Interest income	—	—	—	—	6.6	—	—
	$2,330.1	$130.8	$—	$2,460.9	$(246.0)	$27.5	$(189.0)

	Sales				Income (Loss)	Depreciation, Amortization,
	Trade	Related Party	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (f)
	(millions)
Nine Months Ended September 30, 2007
Building Materials Distribution	$2,018.8	$—	$0.2	$2,019.0	$47.0	$5.6	$52.5
Wood Products	465.0	—	329.2	794.2	28.6	22.0	50.6
Paper	680.6	471.8	45.9	1,198.3	80.7	44.7	125.4
Packaging & Newsprint	524.4	—	55.5	579.9	14.6	37.6	52.2
Corporate and Other (e)	10.9	—	32.6	43.5	(12.4)	3.5	(8.9)
	3,699.7	471.8	463.4	4,634.9	158.5	113.4	271.8
Intersegment eliminations	—	—	(463.4)	(463.4)	—	—	—
Change in fair value of interest rate swaps	—	—	—	—	5.4	—	—
Interest expense	—	—	—	—	(70.1)	—	—
Interest income	—	—	—	—	2.5	—	—
	$3,699.7	$471.8	$—	$4,171.5	$96.3	$113.4	$271.8

(a)	Included a $5.7 million net gain on the sale of our wholly owned subsidiary in Brazil and $2.8 million of expenses related to the closure of our veneer operation in St. Helens, Oregon.

(b)

On September 30, 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18. Accordingly, we recorded a $208.1 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statements of Loss for the three and nine months ended September 30, 2008. See Note 3, Investment in Equity Affiliate, for more information.

(c)	The nine months ended September 30, 2008, included the results of the Paper and Packaging & Newsprint segments through February 21, 2008.

(d)	Included an $8.4 million loss on the sale of the note receivable from Boise Inc. See Note 5, Transactions With Related Parties, for more information.

The nine months ended September 30, 2008, included a $3.0 million gain on the Sale. See Note 2, Sale of Our Paper and Packaging & Newsprint Assets, for more information.

(e)                                  Included a $4.4 million gain for changes in our retiree healthcare programs.

(f)                                    EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps and contingent value rights), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of a wide range of companies. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under U.S. generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and change in fair value of interest rate swaps and contingent value rights, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent significant and unavoidable operating costs, given the level of our indebtedness and the capital expenditures needed to maintain our businesses. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(millions)
Net income (loss)	$(207.6)	$49.2	$(247.5)	$88.6
Change in fair value of contingent value rights	(2.2)	—	1.8	—
Change in fair value of interest rate swaps	—	—	6.3	(5.4)
Interest expense	6.3	23.4	28.1	70.1
Interest income	(1.5)	(1.3)	(6.6)	(2.5)
Income tax provision	0.4	3.1	1.5	7.7
Depreciation, amortization, and depletion	8.8	32.3	27.5	113.4
EBITDA	$(195.9)	$106.6	$(189.0)	$271.8

20.          Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 8, Leases, and Note 14, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 20, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At September 30, 2008, there have been no material changes to our commitments.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 20, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2008, there have been no material changes to the guarantees disclosed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, except that in July 2008, in connection with the sale of our Brazil operations, the buyer agreed to indemnify us against any and all claims under the Guarantee, Marketing, and Take if Required Agreement, as amended, with Global Forest Partners.

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

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended September 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$702,604	$3,308	$—	$705,912
Intercompany	—	—	—	4,147	(4,147)	—
Related parties	—	—	21,214	—	—	21,214
	—	—	723,818	7,455	(4,147)	727,126

Costs and expenses
Materials, labor, and other operating expenses	—	(138)	623,427	8,265	(4,147)	627,407
Materials, labor, and other operating expenses from related parties	—	—	19,045	—	—	19,045
Depreciation, amortization, and depletion	—	88	8,178	485	—	8,751
Selling and distribution expenses	—	—	61,967	570	—	62,537
General and administrative expenses	—	1,115	6,143	1	—	7,259
General and administrative expenses from related party	—	2,506	—	—	—	2,506
Loss on sale of Paper and Packaging & Newsprint assets	—	1,739	—	—	—	1,739
Other (income) expense, net	44	92	(2,645)	(1,259)	—	(3,768)
	44	5,402	716,115	8,062	(4,147)	725,476

Income (loss) from operations	(44)	(5,402)	7,703	(607)	—	1,650

Equity in net income of Boise Inc.	2,148	—	—	—	—	2,148
Impairment of investment in Boise Inc.	(208,074)	—	—	—	—	(208,074)
Foreign exchange gain (loss)	—	(343)	42	(105)	—	(406)
Change in fair value of contingent value rights	—	2,227	—	—	—	2,227
Interest expense	—	(6,263)	—	—	—	(6,263)
Interest expense—intercompany	—	—	—	(15)	15	—
Interest income	—	1,381	88	—	—	1,469
Interest income—intercompany	—	15	—	—	(15)	—
	(205,926)	(2,983)	130	(120)	—	(208,899)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(205,970)	(8,385)	7,833	(727)	—	(207,249)
Income tax (provision) benefit	—	(361)	(30)	—	—	(391)

Income (loss) before equity in net income (loss) of affiliates	(205,970)	(8,746)	7,803	(727)	—	(207,640)

Equity in net income (loss) of affiliates	(1,670)	7,076	—	—	(5,406)	—
Net income (loss)	$(207,640)	$(1,670)	$7,803	$(727)	$(5,406)	$(207,640)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended September 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,240,525	$7,038	$—	$1,247,563
Intercompany	—	869	1	23,103	(23,973)	—
Related parties	—	—	154,570	—	—	154,570
	—	869	1,395,096	30,141	(23,973)	1,402,133

Costs and expenses
Materials, labor, and other operating expenses	—	572	1,195,260	20,406	(13,691)	1,202,547
Depreciation, amortization, and depletion	—	838	30,399	1,036	—	32,273
Selling and distribution expenses	—	—	71,656	700	—	72,356
General and administrative expenses	—	7,520	24,644	715	(10,282)	22,597
Other (income) expense, net	—	440	(537)	487	—	390
	—	9,370	1,321,422	23,344	(23,973)	1,330,163

Income (loss) from operations	—	(8,501)	73,674	6,797	—	71,970

Foreign exchange gain (loss)	—	13,817	1,172	(12,656)	—	2,333
Interest expense	—	(21,547)	—	(1,809)	—	(23,356)
Interest expense—intercompany	—	(187)	—	(6,172)	6,359	—
Interest income	—	1,242	32	—	—	1,274
Interest income—intercompany	—	29	6,330	—	(6,359)	—
	—	(6,646)	7,534	(20,637)	—	(19,749)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(15,147)	81,208	(13,840)	—	52,221
Income tax provision	—	(2,254)	(802)	—	—	(3,056)

Income (loss) before equity in net income (loss) of affiliates	—	(17,401)	80,406	(13,840)	—	49,165

Equity in net income (loss) of affiliates	49,165	66,566	—	—	(115,731)	—
Net income (loss)	$49,165	$49,165	$80,406	$(13,840)	$(115,731)	$49,165

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$2,316,309	$13,805	$—	$2,330,114
Intercompany	—	—	2	20,291	(20,293)	—
Related parties	—	—	130,782	—	—	130,782
	—	—	2,447,093	34,096	(20,293)	2,460,896

Costs and expenses
Materials, labor, and other operating expenses	—	1,673	2,136,347	35,298	(15,367)	2,157,951
Materials, labor, and other operating expenses from related parties	—	—	48,234	—	—	48,234
Depreciation, amortization, and depletion	—	348	25,259	1,863	—	27,470
Selling and distribution expenses	—	—	181,350	2,152	—	183,502
General and administrative expenses	1	6,877	27,581	237	(4,926)	29,770
General and administrative expenses from related party	—	6,010	—	—	—	6,010
Gain on sale of Paper and Packaging & Newsprint assets	—	(2,996)	—	—	—	(2,996)
Other (income) expense, net	8,357	354	(5,863)	1,077	—	3,925
	8,358	12,266	2,412,908	40,627	(20,293)	2,453,866

Income (loss) from operations	(8,358)	(12,266)	34,185	(6,531)	—	7,030

Equity in net loss of Boise Inc.	(15,249)	—	—	—	—	(15,249)
Impairment of investment in Boise Inc.	(208,074)	—	—	—	—	(208,074)
Foreign exchange gain (loss)	—	(540)	(100)	511	—	(129)
Change in fair value of contingent value rights	—	(1,803)	—	—	—	(1,803)
Change in fair value of interest rate swaps	—	(6,284)	—	—	—	(6,284)
Interest expense	—	(27,226)	—	(845)	—	(28,071)
Interest expense—intercompany	—	(158)	(2)	(1,434)	1,594	—
Interest income	2,760	3,646	209	14	—	6,629
Interest income—intercompany	—	67	1,527	—	(1,594)	—
	(220,563)	(32,298)	1,634	(1,754)	—	(252,981)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(228,921)	(44,564)	35,819	(8,285)	—	(245,951)
Income tax provision	—	(1,256)	(267)	—	—	(1,523)

Income (loss) before equity in net income (loss) of affiliates	(228,921)	(45,820)	35,552	(8,285)	—	(247,474)

Equity in net income (loss) of affiliates	(18,553)	27,267	—	—	(8,714)	—
Net income (loss)	$(247,474)	$(18,553)	$35,552	$(8,285)	$(8,714)	$(247,474)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$3,677,842	$21,815	$—	$3,699,657
Intercompany	—	2,607	2	68,332	(70,941)	—
Related parties	—	—	471,842	—	—	471,842
	—	2,607	4,149,686	90,147	(70,941)	4,171,499

Costs and expenses
Materials, labor, and other operating expenses	—	1,387	3,611,149	62,617	(45,413)	3,629,740
Depreciation, amortization, and depletion	—	2,736	107,490	3,129	—	113,355
Selling and distribution expenses	—	—	212,327	2,057	—	214,384
General and administrative expenses	—	21,568	64,188	2,074	(25,528)	62,302
Other (income) expense, net	—	(3,182)	(1,108)	2,135	—	(2,155)
	—	22,509	3,994,046	72,012	(70,941)	4,017,626

Income (loss) from operations	—	(19,902)	155,640	18,135	—	153,873

Foreign exchange gain (loss)	—	29,176	2,166	(26,747)	—	4,595
Change in fair value of interest rate swaps	—	5,395	—	—	—	5,395
Interest expense	—	(64,318)	—	(5,733)	—	(70,051)
Interest expense—intercompany	—	(469)	—	(15,554)	16,023	—
Interest income	—	2,374	110	33	—	2,517
Interest income—intercompany	—	61	15,962	—	(16,023)	—
	—	(27,781)	18,238	(48,001)	—	(57,544)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(47,683)	173,878	(29,866)	—	96,329
Income tax provision	—	(5,565)	(2,164)	—	—	(7,729)

Income (loss) before equity in net income (loss) of affiliates	—	(53,248)	171,714	(29,866)	—	88,600

Equity in net income (loss) of affiliates	88,600	141,848	—	—	(230,448)	—
Net income (loss)	$88,600	$88,600	$171,714	$(29,866)	$(230,448)	$88,600

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at September 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$290,028	$20	$43	$—	$290,092
Receivables
Trade, less allowances	—	—	143,527	512	—	144,039
Intercompany	—	—	56	—	(56)	—
Related parties	—	46	9,428	—	—	9,474
Other	—	1,900	3,670	345	—	5,915
Inventories	—	—	296,023	7,529	—	303,552
Other	—	2,308	2,638	162	—	5,108
	1	294,282	455,362	8,591	(56)	758,180

Property
Property and equipment, net	—	2,327	276,172	13,469	—	291,968
Fiber farms and deposits	—	—	6,015	—	—	6,015
	—	2,327	282,187	13,469	—	297,983

Investment in equity affiliate (Boise Inc.)	59,058	—	—	—	—	59,058
Deferred financing costs	—	8,227	—	—	—	8,227
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,353	—	—	9,353
Other assets	—	66	6,365	—	—	6,431
Investments in affiliates	471,794	954,937	—	—	(1,426,731)	—
Total assets	$530,853	$1,259,839	$765,437	$22,060	$(1,426,787)	$1,151,402

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at September 30, 2008 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$8,599	$117,475	$655	$—	$126,729
Intercompany	—	—	—	56	(56)	—
Related parties	—	1,787	2,802	—	—	4,589
Accrued liabilities
Compensation and benefits	—	16,851	25,954	336	—	43,141
Interest payable	—	8,262	—	—	—	8,262
Other	—	39,995	20,517	542	—	61,054
	—	75,494	166,748	1,589	(56)	243,775

Debt
Long-term debt	—	315,000	—	—	—	315,000

Other
Compensation and benefits	—	49,925	—	—	—	49,925
Other long-term liabilities	—	7,674	4,175	—	—	11,849
	—	57,599	4,175	—	—	61,774

Due to (from) affiliates	—	339,952	(284,012)	(55,940)	—	—

Redeemable equity units
Series B equity units	4,978	—	—	—	—	4,978
Series C equity units	7,641	—	—	—		7,641
Redeemable equity units	—	12,619	—	—	(12,619)	—
	12,619	12,619	—	—	(12,619)	12,619

Commitments and contingent liabilities

Capital
Series A equity units	79,885	—	—	—	—	79,885
Series B equity units	438,349	—	—	—	—	438,349
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	459,175	878,526	76,411	(1,414,112)	—
Total capital	518,234	459,175	878,526	76,411	(1,414,112)	518,234
Total liabilities and capital	$530,853	$1,259,839	$765,437	$22,060	$(1,426,787)	$1,151,402

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$56,588	$21	$1,013	$—	$57,623
Receivables
Trade, less allowances	—	—	(1,939)	117,148	—	115,209
Intercompany	—	—	56	—	(56)	—
Related parties	—	9	—	—	—	9
Other	—	995	3,721	2,742	—	7,458
Inventories	—	10	325,804	16,201	—	342,015
Assets held for sale	—	13,118	1,638,706	201,215	—	1,853,039
Other	—	3,072	1,632	722	—	5,426
	1	73,792	1,968,001	339,041	(56)	2,380,779

Property
Property and equipment, net	—	3,280	279,928	29,909	—	313,117
Fiber farms and deposits	—	—	7,976	16,034	—	24,010
	—	3,280	287,904	45,943	—	337,127

Deferred financing costs	—	22,927	—	147	—	23,074
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,668	—	—	9,668
Investments in affiliates	991,904	927,670	—	—	(1,919,574)	—
Other assets	—	5,014	3,261	3,099	—	11,374
Total assets	$991,905	$1,032,683	$2,281,004	$388,230	$(1,919,630)	$2,774,192

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2007 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$10,500	$—	$—	$—	$10,500
Current portion of long-term debt	—	7,250	—	40,000	—	47,250
Accounts payable
Trade	—	30,120	105,550	5,789	—	141,459
Related parties	—	43	—	—	—	43
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	9,811	26,084	1,014	—	36,909
Interest payable	—	6,604	—	536	—	7,140
Other	—	10,106	17,057	2,796	—	29,959
Liabilities related to assets held for sale	—	87,678	243,958	—	—	331,636
	—	162,112	392,649	50,191	(56)	604,896

Debt
Long-term debt, less current portion	—	1,113,313	—	—	—	1,113,313

Other
Compensation and benefits	—	46,981	—	—	—	46,981
Other long-term liabilities	—	12,704	4,393	—	—	17,097
	—	59,685	4,393	—	—	64,078

Due to (from) affiliates	—	(1,294,331)	1,040,988	253,343	—	—

Redeemable equity units
Series B equity units	16,992	—	—	—	—	16,992
Series C equity units	9,489	—	—	—	—	9,489
Redeemable equity units	—	26,481	—	—	(26,481)	—
	26,481	26,481	—	—	(26,481)	26,481

Commitment and contingent liabilities

Capital
Series A equity units	78,463	—	—	—	—	78,463
Series B equity units	876,693	—	—	—	—	876,693
Series C equity units	10,268	—	—	—	—	10,268
Subsidiary equity	—	965,423	842,974	84,696	(1,893,093)	—
Total capital	965,424	965,423	842,974	84,696	(1,893,093)	965,424
Total liabilities and capital	$991,905	$1,032,683	$2,281,004	$388,230	$(1,919,630)	$2,774,192

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(247,474)	$(18,553)	$35,552	$(8,285)	$(8,714)	$(247,474)
Items in net income (loss) not using (providing) cash
Equity in net loss of Boise Inc.	15,249	—	—	—	—	15,249
Impairment of investment in Boise Inc.	208,074	—	—	—	—	208,074
Equity in net (income) loss of affiliates	18,553	(27,267)	—	—	8,714	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	1,494	25,259	1,877	—	28,630
Related-party interest expense	—	158	2	1,434	(1,594)	—
Related-party interest income	(2,760)	(67)	(1,527)	—	1,594	(2,760)
Deferred income taxes	—	43	11	—	—	54
Pension and other postretirement benefit expense	—	10,616	—	—	—	10,616
Change in fair value of contingent rights	—	1,803	—	—	—	1,803
Change in fair value of interest rate swaps	—	6,284	—	—	—	6,284
Management equity units expense	—	1,349	—	—	—	1,349
(Gain) loss on sale of assets, net	—	(2,996)	(7,875)	—	—	(10,871)
Loss on sale of note receivable from related party	8,357	—	—	—	—	8,357
Other	—	540	2,031	(511)	—	2,060
Decrease (increase) in working capital, net of dispositions
Receivables	—	(8,554)	(372,577)	319,062	—	(62,069)
Inventories	—	5,611	29,112	5,259	—	39,982
Prepaid expenses	—	1,151	415	502	—	2,068
Accounts payable and accrued liabilities	—	(9,586)	10,610	(7,346)	—	(6,322)
Pension and other postretirement benefit payments	—	(20,820)	—	—	—	(20,820)
Current and deferred income taxes	—	(514)	203	(658)	—	(969)
Other	—	5,956	(4,332)	(228)	—	1,396
Cash provided by (used for) operations	(1)	(53,352)	(283,116)	311,106	—	(25,363)

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	—	1,200,795	22,750	45,536	—	1,269,081
Proceeds from sale of note receivable from related party, net	52,737	52,737	—	—	(52,737)	52,737
Expenditures for property and equipment	—	(905)	(32,998)	(2,845)	—	(36,748)
Increase in restricted cash	—	(183,290)	—	—	—	(183,290)
Decrease in restricted cash	—	183,290	—	—	—	183,290
Investments in affiliates	103,922	27,267	—	—	(131,189)	—
Other	—	137	1,446	(27)	—	1,556
Cash provided by (used for) investment	156,659	1,280,031	(8,802)	42,664	(183,926)	1,286,626

Cash provided by (used for) financing
Issuances of long-term debt	—	115,000	—	125,000	—	240,000
Payments of long-term debt	—	(920,563)	—	(165,000)	—	(1,085,563)
Short-term borrowings	—	(10,500)	—	—	—	(10,500)
Tax distributions to members	(128,024)	—	—	—	—	(128,024)
Tax distributions to Boise Cascade Holdings, L.L.C.	—	(128,024)	—	—	128,024	—
Repurchase of management equity units	(28,634)	(28,634)	—	—	28,634	(28,634)
Cash paid for termination of interest rate swaps	—	(11,918)	—	—	—	(11,918)
Other	—	(4,155)	—	—	—	(4,155)
Cash provided by (used for) financing	(156,658)	(988,794)	—	(40,000)	156,658	(1,028,794)

Due to (from) affiliates	—	(4,445)	291,917	(314,740)	27,268	—

Increase (decrease) in cash and cash equivalents	—	233,440	(1)	(970)	—	232,469
Balance at beginning of the period	1	56,588	21	1,013	—	57,623
Balance at end of the period	$1	$290,028	$20	$43	$—	$290,092

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$88,600	$88,600	$171,714	$(29,866)	$(230,448)	$88,600
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(88,600)	(141,848)	—	—	230,448	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	3,285	107,490	3,259	—	114,034
Related-party interest expense	—	469	—	15,554	(16,023)	—
Related-party interest income	—	(61)	(15,962)	—	16,023	—
Deferred income taxes	—	3,555	95	—	—	3,650
Pension and other postretirement benefit expense	—	18,945	—	—	—	18,945
Gain on changes in retiree healthcare programs	—	(4,367)	—	—	—	(4,367)
Change in fair value of interest rate swaps	—	(5,395)	—	—	—	(5,395)
Management equity units expense	—	2,337	—	—	—	2,337
(Gain) loss on sale of assets, net	—	37	(993)	59	—	(897)
Other	—	(29,015)	(1,779)	26,747	—	(4,047)
Decrease (increase) in working capital, net of disposals
Receivables	—	1,209	(5,157)	(68,228)	(4,401)	(76,577)
Inventories	—	3	(29,164)	(1,032)	—	(30,193)
Prepaid expenses	—	3,037	(2,121)	(130)	—	786
Accounts payable and accrued liabilities	—	(5,606)	20,566	(1,101)	4,401	18,260
Pension and other postretirement benefit payments	—	(888)	—	—	—	(888)
Current and deferred income taxes	—	2,180	612	(214)	—	2,578
Other	—	4,299	216	(8)	—	4,507
Cash provided by (used for) operations	—	(59,224)	245,517	(54,960)	—	131,333

Cash provided by (used for) investment
Proceeds from sales of assets, net of cash contributed	—	11	18,259	—	—	18,270
Expenditures for property and equipment	—	(3,460)	(131,175)	(2,612)	—	(137,247)
Increase in restricted cash held for bond redemption	—	(200,000)	—	—	—	(200,000)
Investments in affiliates	3,002	141,848	—	—	(144,850)	—
Other	—	29,179	4,220	(27,021)	—	6,378
Cash provided by (used for) investment	3,002	(32,422)	(108,696)	(29,633)	(144,850)	(312,599)

Cash provided by (used for) financing
Issuances of long-term debt	—	725,000	—	235,000	—	960,000
Payments of long-term debt	—	(541,525)	—	(210,000)	—	(751,525)
Short-term borrowings	—	(3,200)	—	—	—	(3,200)
Tax distributions to members	(2,753)	—	—	—	—	(2,753)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(2,753)	—	—	2,753	—
Repurchases of management equity units	(249)	(249)	—	—	249	(249)
Proceeds from changes to interest rate swaps	—	2,848	—	—	—	2,848
Other	1	(3,417)	—	—	—	(3,416)
Cash provided by (used for) financing	(3,001)	176,704	—	25,000	3,002	201,705
Due to (from) affiliates	—	(62,659)	(136,832)	57,643	141,848	—

Increase (decrease) in cash and cash equivalents	1	22,399	(11)	(1,950)	—	20,439
Balance at beginning of the year	—	42,962	32	2,175	—	45,169
Balance at end of the year	$1	$65,361	$21	$225	$—	$65,608

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

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. We begin this discussion and analysis with a general background related to our company and an overview of the effects of the “Sale of Our Paper and Packaging & Newsprint Assets.” “Recent Trends and Operational Outlook” and “Factors That Affect Our Operating Results” are intended to give the reader context that may be helpful in understanding the opportunities and challenges our businesses face as we compete in the marketplace. The analysis then reviews “Our Operating Results” for the three and nine months ended September 30, 2008, compared with the same periods in 2007. Following the analysis of our results, relevant merger activity in our industry is discussed in “Industry Mergers and Acquisitions,” as well as in “Acquisitions” and “Divestitures.”

We discuss our balance sheet, cash flows, and financial commitments in the section entitled “Liquidity and Capital Resources.” The analysis then refers you to “Contractual Obligations” and “Critical Accounting Estimates” that are discussed in detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-Q for the quarter ended March 31, 2008. Critical accounting estimates are those estimates that our management believes are important to understanding the assumptions and judgments incorporated in our reported financial results.

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part II, Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2008, as well as the factors listed in other documents we file with the Securities and Exchange Commission (SEC). See “Part II, Item 1A. Risk Factors” of this Form 10-Q for an update on our view of risk factors. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background and Executive Overview

Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the name “Boise Cascade” as part of the Forest Products Acquisition.

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we became a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. We account for our interest in Boise Inc. using the equity method of accounting. On September 30, 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Accordingly, we recorded a $208.1 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statements of Loss for the three and nine months ended September 30, 2008. See our “Operating Results, Income (Loss) From Operations, Other, Impairment of investment in equity affiliate” for more information related to the write-down of our investment in Boise Inc.

Boise Cascade, L.L.C., is now solely focused on wood products manufacturing and building products distribution and is headquartered in Boise, Idaho. After the Sale, we operate our business in the following three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. See Note 19, Segment Information, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” of this Form 10-Q for additional information about our reportable segments.

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

Sale of Our Paper and Packaging & Newsprint Assets

On February 22, 2008, Boise Cascade, L.L.C., completed the Sale for $1,277.2 million of cash consideration, $277.4 million of net stock consideration, and a $41.0 million paid-in-kind promissory note receivable. After the Sale, the note receivable from Boise Inc. increased $17.3 million for working capital adjustments, and in June 2008, we sold the note receivable for $52.7 million after selling expenses. For more information, see Note 5, Transactions With Related Parties in “Item 1. Consolidated Financial Statements” of this Form 10-Q. In connection with the Sale, we generated a $5.9 million gain, of which we recognized $3.0 million in our Consolidated Statement of Loss during the nine months ended September 30, 2008. In accordance with Emerging Issues Task Force (EITF) No. 01-02, Interpretations of APB Opinion No. 29, we deferred $2.9 million of the gain as a reduction of our investment in Boise Inc.

Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we became a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. We account for our interest in Boise Inc. using the equity method of accounting. See Note 3, Investment in Equity Affiliate, in “Item 1. Consolidated Financial Statements” of this Form 10-Q for more information.

The net proceeds of any disposition of the shares of Boise Inc., and the net proceeds received from the sale of the note receivable from Boise Inc. (see Note 5, Transactions With Related Parties in “Item 1. Consolidated Financial Statements” of this Form 10-Q for more information), are governed by the terms of our senior subordinated notes indenture, including the asset disposition provisions, which may require us to use the proceeds within one year of the sale to repay senior indebtedness, reinvest in our business, or tender for all, or a portion of, the outstanding notes at par.

Use of Transaction Proceeds

With the proceeds from the Sale and an initial borrowing under our asset-based revolving credit facility, we repaid $1,085.6 million of long-term debt. In addition to repaying a substantial amount of our indebtedness, in first quarter 2008, we paid $11.9 million to unwind all of our interest rate swaps.

We make cash distributions to permit the members of Boise Cascade Holdings, L.L.C. (BC Holdings) and affiliates to pay their taxes. On February 22, 2008, we accrued $200 million for estimated tax distributions payable to our equity holders related to the estimated net taxable gain on the Sale. Our final tax distribution payable to members will include the gain on the Sale and will be partially offset by 2008 taxable losses. During the three and nine months ended September 30, 2008, we made $0.1 million and $128.0 million of tax distributions to our equity holders. We expect to make additional tax distributions during the remainder of the year or in first quarter 2009.

In connection with the transaction, approximately 75 participants in our Management Equity Plan terminated employment with us. These employees collectively held 6.6 million Series B and 16.1 million Series C units. After the transaction, we paid $18.3 million to repurchase their equity units. In addition, we also currently expect to pay approximately $4.2 million under the deferred compensation agreements for employees terminated in connection with the transaction. Of the $4.2 million, we recorded $2.6 million in “Accrued liabilities, Compensation and benefits” and $1.6 million in “Other, Compensation and benefits” on our Consolidated Balance Sheet at September 30, 2008.

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

	Three Months Ended September 30				Nine Months Ended September 30
	2008		2007		2008		2007
	(millions)

Sales	$727.1		$847.7		$2,126.2		$2,514.7

Net income (loss)	$(208.3	)(a)	$24.2	(b)	$(263.0	)(a)	$51.8	(b)

(a)                                  The pro forma net loss for the three and nine months ended September 30, 2008, included pro forma income of $2.0 million and pro forma expense of $20.1 million related to our equity interest in Boise Inc.; included a $208.1 million write-down of our investment in Boise Inc.; included zero and $6.3 million of expense related to changes in the fair value of our interest rate swaps, which we terminated in February 2008; included zero and $4.1 million of related-party interest income from the note receivable from Boise Inc., which was sold in June 2008; excluded $2.2 million of income and $1.8 million of expense related to the fair value of contingent value rights that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors; and excluded $1.7 million of expense and $3.0 million of gain on the Sale.

(b)                                 Pro forma net income for the three and nine months ended September 30, 2007, included pro forma income of $6.2 million and pro forma expense of $6.0 million related to our equity interest in Boise Inc.; included $2.3 million and $6.9 million of related-party interest income from the note receivable from Boise Inc.; included a zero and $4.4 million gain related to changes in our retiree healthcare programs; and zero and $5.4 million of income related to changes in the fair value of our interest rate swaps.

Effects of the Sale

Outsourcing Agreement

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee. The absorption fee of $5.0 million is allocated among the services provided under the contract and declines to zero in total and on an allocable basis over the initial three-year term of the agreement. During the three and nine months ended September 30, 2008, we recognized $3.7 million and $9.1 million of costs related to this agreement, of which we recorded $0.6 million and $1.3 million in “Materials, labor, and other operating expenses from related parties,” $0.6 million and $1.8 million in “Selling and distribution expenses,” and $2.5 million and $6.0 million in “General and administrative expenses from related party” in our Consolidated Statements of Loss.

Decreased Leverage

With the proceeds from the Sale and an initial borrowing under our asset-based revolving credit facility, we repaid $1,085.6 million of long-term debt, including all of the borrowings under the previous revolving credit facility, Tranche E term loan, delayed-draw term loan, borrowings secured by our receivables, and $160.0 million of our 7.125% senior subordinated notes. We repaid the amounts primarily with the proceeds from the Sale and, to a lesser extent, with borrowings under our $350 million senior secured asset-based revolving credit facility. At September 30, 2008, we had $315.0 million of debt outstanding. For more information, see “Financing Activities” under Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Segments

Prior to the Sale, we operated our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. Following the Sale, we operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements and Supplementary Data” in our 2007 Annual Report on Form 10-K. The equity interest we own in Boise Inc. after the Sale represents a significant continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we continue to show the results of the Paper and Packaging & Newsprint segments through February 21, 2008, and we do not define the sold assets as discontinued operations.

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

Recent Trends and Operational Outlook

As of October 2008, the Blue Chip Economic consensus forecast for 2008 housing starts in the U.S. was approximately 0.96 million units, which is significantly below historical trends of approximately 1.7 million units per year over the prior ten years. Housing starts in 2004 and 2005 were approximately 2.0 million per year, with 2006 coming in around 1.8 million units. This above-trend period was fueled by low mortgage rates, a strong economy with low unemployment, and the growth of the subprime mortgage market and the various mortgage securitization mechanisms developed by financial institutions. In the second half of 2007, turbulence in the mortgage market and a significant oversupply of homes for sale led to a sharp drop-off in housing construction and demand for our products. Housing starts in 2007 were approximately 1.3 million units. The inventory of unsold homes is elevated relative to historical levels, and foreclosure rates have increased as home prices have declined in many parts of the United States. Housing markets across the country have been affected negatively by recent events.

While our products are used in repair-and-remodel activities, as well as light commercial construction, our results are principally driven by new single-family home construction. In many parts of the country, demand for building products continues to be weak, and there is ongoing pricing pressure as suppliers compete for the limited business available.

Input costs are another key factor of our recent results. Energy costs, including electricity, natural gas, and diesel fuel, continued to be higher than historical norms in the early part of the third quarter. This raised our freight and manufacturing costs both directly and indirectly by raising key variable-cost inputs, such as glues and resins. Global supply and demand factors, as well as the weak U.S. dollar, appeared to be contributing to the persistence of the recent higher energy and other commodity price trends. These trends in energy prices have recently begun to reverse as the markets anticipate a global economic slowdown. Our log costs have started to decline but have not fallen as sharply as we have experienced in prior periods of weak industry manufacturing output. Some of this is a result of higher cutting and hauling costs due to the energy issues mentioned above.

The turbulence in world financial markets that has occurred since late in the third quarter of 2008 has resulted in significant declines in natural gas and oil prices and a marked strengthening of the U.S. dollar against many currencies, including the Canadian dollar. Our business and results are relatively sensitive to changes in these major economic factors. These changes are so recent that we have not yet seen significant impacts on our business. However, if they remain in place we may see reductions in certain raw material costs and energy costs and we may see increases in foreign competition. Given the current volatility and uncertainty of financial and commodity markets no assurance can be given as to whether these trends will continue and as to what their eventual impact on our results may be.

We expect market conditions during the balance of 2008 and at least the beginning of 2009 to remain difficult. During the three quarters of 2008, we took rolling curtailments at a number of our wood products operations to maintain appropriate inventory levels, while trying to minimize the negative impact of the curtailments on our employees and our operating results. Earlier in the year, we permanently closed our White City, Oregon, lumber operation; in July 2008, we sold our Brazilian subsidiary; and in September 2008, we permanently closed our St. Helens, Oregon, veneer operation. It is likely that we will need to continue our practice of rolling curtailments at a number of our facilities, doing so in a manner that allows us to retain our skilled workforce and keep our inventories in balance with demand. We will continue to evaluate the long-term viability and value to our business strategy of our remaining operating facilities and may conclude that additional facilities should be closed or sold in response to market conditions.

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

•                  Boise Inc.’s performance under the administrative services outsourcing agreement; and

•                  The other factors described in “Part II, Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2008, and updated in “Part II, Item 1A. Risk Factors” in this Form 10-Q.

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

Comparing third quarter 2008 with the same period in 2007, sales of EWP from our Wood Products segment decreased from approximately 41% of segment sales in 2007 to 32% of sales in 2008. The ongoing weakness in new residential construction has impeded our ability to grow our EWP sales. Comparing the three months ended September 30, 2008, with the same period in 2007, our laminated veneer lumber (LVL) and I-joist sales volumes decreased 30% and 35%, respectively.

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

Demand

Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, immigration rates, homeowner vacancies, demand for second homes, existing home prices, consumer confidence, and other general economic factors. Industry supply is influenced primarily by operating rates of existing facilities but is also influenced over time by the introduction of new product technologies and capacity additions. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada.

U.S. housing starts have fallen dramatically since early 2006, resulting in much lower building products shipments and pricing for us and many others in the industry. The length and magnitude of industry cycles have varied over time, and we are uncertain as to how long the current supply-demand imbalances will persist. Many of the wood products we produce or distribute, including oriented strand board (OSB), plywood, lumber, and particleboard, are commodities that are widely available from other producers or distributors. Even our noncommodity products, such as EWP, are affected by commodity prices since the cost of producing EWP is affected by veneer and OSB prices. Commodity products have few distinguishing qualities from producer to producer, and as a result, competition for these products is based primarily on price, which is determined by supply relative to demand.

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

Some major OSB producers have announced indefinite shutdowns or permanent closures of existing facilities, and others have announced delays in previously announced capacity additions. A number of OSB producers have announced the intention to produce a strand lumber product that is intended to be a substitute for EWP in some applications. One of the strand lumber mills recently announced commencement of production. The ability of the facility to cost-effectively produce such a product that meets required performance standards and its impact on the EWP market are uncertain.

Industry supply of commodity wood products is also influenced by the level of imports and overseas production capacity, which has grown in recent years. The relative weakness of the U.S. dollar has mitigated the level of imports in recent years.

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

In our Building Materials Distribution segment, the primary cost is for products procured for resale, which represents over 90% of our total costs.  Occupancy, labor, and delivery costs are also important factors that impact our earnings in this segment.

Labor. Our labor costs tend to increase steadily due to inflation in healthcare and wage costs.

As of September 30, 2008, we had approximately 4,900 employees. Approximately 1,770, or 36%, of these employees work pursuant to collective bargaining agreements. A four-year agreement (running through May 31, 2012) covering our Northwest wood products facilities was ratified in early September. This agreement affects eight contracts covering approximately 900 employees at the following locations:  La Grande, Oregon, sawmill and particleboard plant; Elgin, Oregon, plywood plant and stud mill; Emmett, Idaho, laminated beam plant; Kettle Falls, Washington, plywood plant and small log mill; and Woodinville, Washington, building materials distribution center. Labor contracts covering approximately 700 employees with the Carpenters Industrial Council expire on July 15, 2009, at our Florien and Oakdale, Louisiana, plywood plants. We do not anticipate that we will start bargaining these contracts until late second quarter of 2009. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Wood fiber. Our primary raw material is wood fiber. For the nine months ended September 30, 2008 and 2007, wood fiber accounted for 39% and 42% of materials, labor, and other operating expenses, including related parties, in our Wood Products segment.

Our primary sources of logs and wood fiber are timber and byproducts of timber, such as wood shavings and sawdust. Our wood fiber costs also include purchases of semifinished materials, such as OSB and lumber, for use in EWP production. We acquire substantially all of our fiber from outside sources. In our Wood Products segment, we convert logs into lumber and veneer, and in turn, we convert veneer into EWP and plywood. Logs are a lower percentage of the total cost of materials, labor, and other operating expenses in producing EWP than commodity products, such as lumber and plywood. While log costs are still a significant component of costs, as we produce more EWP relative to commodity products over time, direct-log costs decline as a percentage of the total cost of materials, labor, and other operating expenses. We also convert residual wood fiber from our operations, as well as from third parties, into particleboard.

Logs and wood fiber are commodities, and prices for logs and wood fiber have historically been cyclical due to changing levels of demand. Log and fiber supply may be limited by public policy or government regulation as well as fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, other weather conditions, and other natural and man-made causes. Residual fiber supply may be limited due to reduction in primary manufacturing at sawmills and plywood plants. Declines in log and fiber supply, driven primarily by changes in public policy and government regulation, have been severe enough to cause the closure of numerous facilities in some of the regions in which we operate. Any sustained undersupply and resulting increase in wood fiber prices could decrease our production volumes and/or increase our operating costs. Prices for our products might not reflect increases or decreases in log and wood fiber prices, and as a result, our operating margins could fluctuate. Further curtailments of solid wood manufacturing in the Northwest have led to limited availability and higher prices for residual fiber in 2008, which raises input costs for our particleboard operations but also results in higher realizations from our byproducts sales of wood chips from our lumber, veneer, and plywood operations.

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

Energy.  Prices for energy, particularly electricity, natural gas, and diesel, have been volatile in recent years, at times substantially exceeding historical averages. For the nine months ended September 30, 2008 and 2007, energy costs represented approximately 5% and 4% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. Relative to the prior year, fuel costs increased in our Building Materials Distribution segment.

Chemicals.  Important chemicals we use in the production of our wood products are resins and glues. For the nine months ended September 30, 2008 and 2007, purchases of chemicals represented 7% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. We experienced higher chemical costs during the first nine months of 2008, compared with the same period a year ago, due primarily to chemical market supply-demand dynamics and the impact that higher energy prices are having on the cost structure of chemical producers.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(millions)
Sales
Trade	$705.9	$1,247.5	$2,330.1	$3,699.7
Related parties	21.2	154.6	130.8	471.8
	727.1	1,402.1	2,460.9	4,171.5

Costs and expenses
Materials, labor, and other operating expenses	627.4	1,202.5	2,158.0	3,629.7
Materials, labor, and other operating expenses from related parties	19.0	—	48.2	—
Depreciation, amortization, and depletion	8.8	32.3	27.5	113.4
Selling and distribution expenses	62.5	72.3	183.5	214.4
General and administrative expenses	7.3	22.6	29.8	62.3
General and administrative expenses from related party	2.5	—	6.0	—
(Gain) loss on sale of Paper and Packaging & Newsprint assets	1.7	—	(3.0)	—
Other (income) expense, net	(3.8)	0.4	3.9	(2.2)
	725.4	1,330.1	2,453.9	4,017.6

Income from operations	$1.7	$72.0	$7.0	$153.9

	(percentage of sales)
Sales
Trade	97.1%	89.0%	94.7%	88.7%
Related parties	2.9	11.0	5.3	11.3
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including from related parties	88.9%	85.8%	89.6%	87.0%
Depreciation, amortization, and depletion	1.2	2.3	1.1	2.7
Selling and distribution expenses	8.6	5.2	7.4	5.1
General and administrative expenses, including from related party	1.3	1.6	1.5	1.5
(Gain) loss on sale of Paper and Packaging & Newsprint assets	0.3	—	(0.1)	—
Other (income) expense, net	(0.5)	—	0.2	—
	99.8%	94.9%	99.7%	96.3%

Income from operations	0.2%	5.1%	0.3%	3.7%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(millions)
Building Materials Distribution
Sales dollars	$584.1	$686.6	$1,698.0	$2,019.0

	(percentage of Building Materials Distribution sales)

Product Line Sales
Commodity	47.1%	44.3%	45.5%	43.6%
Engineered wood	12.2	14.8	12.1	15.0
General line	40.7	40.9	42.4	41.4

	(millions)
Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	2.0	2.8	6.2	8.7
I-joists (equivalent lineal feet)	31	48	98	155
Plywood (sq. ft.) (3/8” basis)	311	306	941	915
Lumber (board feet)	48	60	155	179
Particleboard (sq. ft.) (3/4” basis)	29	40	83	113

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,569	$1,685	$1,595	$1,719
I-joists (1,000 equivalent lineal feet)	937	1,020	953	1,033
Plywood (1,000 sq. ft.) (3/8” basis)	261	287	254	264
Lumber (1,000 board feet)	368	438	374	441
Particleboard (1,000 sq. ft.) (3/4” basis)	368	304	359	319

Operating Results

Sales

For the three months ended September 30, 2008, total sales decreased $675.0 million, or 48%, to $727.1 million from $1,402.1 million during the three months ended September 30, 2007. For the nine months ended September 30, 2008, total sales decreased $1.7 billion, or 41%, to $2.5 billion from $4.2 billion in the prior year. Relative to the three and nine months ended September 30, 2008, the decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. The sold businesses had sales of $583.7 million and $1.7 billion during the three and nine months ended September 30, 2007. For the period of January 1 through February 21, 2008, the sold businesses had sales of $359.9 million. The decrease in sales was also attributable to lower sales in our Building Materials Distribution and Wood Products segments due to weaker product demand and prices as U.S. new residential housing demand declined.

Building Materials Distribution.  Sales decreased $102.5 million, or 15%, to $584.1 million for the three months ended September 30, 2008, from $686.6 million for the three months ended September 30, 2007. During the nine months ended September 30, 2008, sales decreased $321.0 million, or 16%, to $1,698.0 million from $2,019.0 million in the prior year. Relative to the three and nine months ended September 30, 2007, the decrease was driven primarily by a 22% and 17% decline, respectively, in the volume of product sold, offset in part by an increase in product prices of 9% and 1%, respectively. The reduced volumes were the result of decreased demand in new residential construction markets. Relative to the three and nine months ended September 30, 2007, EWP represented a lower percentage of our overall Building Materials Distribution sales as EWP sales are more dependent on new residential construction than the commodity products we sell.

Wood Products.  Sales decreased $46.5 million, or 18%, to $215.1 million for the three months ended September 30, 2008, from $261.6 million for the three months ended September 30, 2007. During the nine months ended September 30, 2008, sales decreased $154.4 million, or 19%, to $639.8 million from $794.2 million in the same period a year ago. Relative to the three and nine months ended September 30, 2007, the decrease in sales was driven primarily by lower volumes and/or prices for all of our products. In both periods, the decline in EWP volumes and prices had the biggest impact on our reported sales. Compared with the three months ended September 30, 2007, sales volumes for LVL and I-joists declined 30% and 35%, respectively, while average net selling prices decreased approximately 7% and 8%, respectively. Compared with the nine months ended September 30, 2007, sales volumes for LVL and I-joists declined 29% and 36%, respectively, while prices decreased 7% and 8%, respectively. Also contributing to the decrease in sales during both the three and nine months ended September 30, 2008, were lower sales prices for plywood, lower sales volumes for particleboard, and lower sales volumes and prices for lumber.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, decreased $556.1 million, or 46%, to $646.4 million for the three months ended September 30, 2008, compared with $1.2 billion during the same period in the prior year. For the nine months ended September 30, 2008, these expenses decreased $1.4 billion, or 39%, to $2.2 billion, compared with $3.6 billion in the same period in the prior year. Relative to the three and nine months ended September 30, 2007, the decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. The sold businesses had materials, labor, and other operating expenses, including from related parties, of $482.4 million during the three months ended September 30, 2007. During the nine months ended September 30, 2008, the sold businesses incurred $321.6 million of materials, labor, and other operating expenses, including from related parties, compared with $1,495.1 million for the same period in the prior year. In our building products businesses, materials, labor, and other operating expenses, including from related parties, decreased during both the three and nine months ended September 30, 2008, because of lower purchased materials costs in our Building Materials Distribution segment due to lower sales volumes and lower log costs in our Wood Products segment. Fiber costs for our Wood Products segment declined primarily due to lower log prices and lower log consumption.

Depreciation, amortization, and depletion expenses decreased $23.5 million, or 73%, to $8.8 million for the three months ended September 30, 2008, compared with $32.3 million for the same period in the prior year. Relative to the nine months ended September 30, 2007, these expenses decreased $85.9 million, or 76%, to $27.5 million, compared with $113.4 million in the prior year. The three and nine months ended September 30, 2007, included $23.0 million and $84.5 million of depreciation expense related to the sold Paper, Packaging & Newsprint, and Corporate and Other segments that was not included in the three and nine months ended September 30, 2008, because the assets were sold on February 22, 2008, and because, prior to the Sale, we had discontinued depreciation on the assets as a result of classifying them as held for sale.

Selling and distribution expenses decreased $9.8 million, or 14%, to $62.5 million for the three months ended September 30, 2008, compared with $72.3 million for the same period in the prior year. During the nine months ended September 30, 2008, these costs decreased $30.9 million, or 14%, to $183.5 million, compared with $214.4 million during the same period a year ago. Relative to the three and nine months ended September 30, 2007, selling and distribution expenses decreased $14.7 million and $34.5 million as a result of the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. Relative to the three and nine months ended September 30, 2007, selling and distribution expenses increased in our Building Materials Distribution segment primarily due to higher fuel costs. Selling and distribution expenses decreased in our Wood Products segment due to lower sales activity; however, selling and distribution expenses were higher as a percentage of sales, as these costs did not decline at the same pace as sales.

General and administrative expenses, including from related party, decreased $12.8 million, or 57%, to $9.8 million for the three months ended September 30, 2008, compared with $22.6 million for the same period in the prior year. For the nine months ended September 30, 2008, general and administrative expenses decreased $26.5 million, or 43%, to $35.8 million, compared with $62.3 million a year ago. In both periods, the decrease was driven primarily by lower compensation costs associated with operating as a smaller company.

Other (income) expense, net, includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(millions)

Loss on sale of note receivable from related party (a)	$—	$—	$8.4	$—
Changes in retiree healthcare programs	—	—	—	(4.4)
Sales of assets, net (b)	(5.8)	(0.1)	(7.9)	(0.8)
Other, net (c)	2.0	0.5	3.4	3.0
	$(3.8)	$0.4	$3.9	$(2.2)

(a)                                  In June 2008, we sold the note receivable from Boise Inc. for $52.7 million after selling expenses, and for the nine months ended September 30, 2008, we recorded an $8.4 million loss on the sale.

(b)                                 In July 2008, we sold our indirect wholly owned subsidiary in Brazil, Boise Cascade do Brasil LTDA., to Aracruz Celulose, S.A., for $45.5 million after selling expenses. For the three and nine months ended September 30, 2008, we recorded a $7.0 million and $5.7 million gain on the sale.

(c)                                  In September 2008, we permanently closed our veneer operation in St. Helens, Oregon, and recorded $2.1 million of expenses related to the closure in “Other (income) expense, net” in our Consolidated Statements of Loss for the three and nine months ended September 30, 2008. In addition, we recorded $0.7 million of expense for the write-down of log inventories in “Materials, labor, and other operating expense.”

The three and nine months ended September 30, 2007, included $0.2 million and $2.2 million of expense related to the closure of our paper converting facility in Salem, Oregon.

Income (Loss) From Operations

Income from operations decreased $70.3 million, or 98%, to $1.7 million for the three months ended September 30, 2008, from income of $72.0 million in the same period a year ago. Income from operations decreased $146.9 million, or 95%, to $7.0 million for the nine months ended September 30, 2008, compared with $153.9 million during the same period in the prior year. In both periods, the decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008, which reported $50.7 million and $90.0 million of income from operations during the three and nine months ended September 30, 2007. We also reported lower operating income in the Building Materials Distribution and Wood Products segments as discussed in more detail below.

Building Materials Distribution.  Segment income decreased $5.9 million, or 37%, to $10.2 million for the three months ended September 30, 2008, from $16.1 million for the three months ended September 30, 2007. During the nine months ended September 30, 2008, segment income decreased $22.7 million, or 48%, to $24.3 million from $47.0 million in the same period a year ago. The decreases in both periods were driven primarily by lower gross margin dollars available to cover relatively fixed expenses such as occupancy, payroll, and delivery costs, as sales volumes declined from the same periods a year ago.

Wood Products.  Segment income decreased $12.3 million, or 134%, to a $3.1 million loss for the three months ended September 30, 2008, compared with income of $9.2 million for the three months ended September 30, 2007. During the nine months ended September 30, 2008, segment income decreased $52.2 million, or 183%, to a loss of $23.6 million, compared with income of $28.6 million in the same period a year ago. In both periods, the decreases were driven primarily by a combination of lower sales volumes and/or prices for most of our products, coupled with higher conversion costs. These negatives were slightly offset by lower log costs and higher log byproduct income. In addition, during the three and nine months ended September 30, 2008, the Wood Products segment recorded a $3.1 million and $2.7 million net gain related to miscellaneous asset sales, net of selling expenses and costs incurred to permanently close some of our other operations. For more information related to our 2008 asset sales and closures, see “Recent Trends and Operational Outlook” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other

Equity in net income (loss) of affiliate.  In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. This ownership interest provides us with the ability to exercise significant influence. Accordingly, we account for our investment under the equity method of accounting. We adjust the amount of our investment monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. For the three and nine months ended September 30, 2008, we recorded $2.1 million of income and $15.2 million of expense related to our investment in Boise Inc. in “Equity in net income (loss) of affiliate” in our Consolidated Statements of Loss.

Impairment of investment in equity affiliate.  On September 30, 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18. We made this determination based on the length of time and extent to which the fair value of our investment has been trading below its carrying value. The Boise Inc. stock trading price declined from $8.56 on February 21, 2008, to $1.56 on September 30, 2008. Accordingly, we recorded a $208.1 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statements of Loss for the three and nine months ended September 30, 2008. This charge reflects the decrease in the fair value of our investment below its carrying value of $7.06 at September 30, 2008. The fair value of our investment in Boise Inc. was calculated based on our 37.9 million of Boise Inc. shares and Boise Inc.’s stock price on September 30, 2008, of $1.56.

At September 30, 2008, the carrying value of our investment in Boise Inc. was approximately $210.3 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to the write-down of our investment in Boise Inc. at September 30, 2008. In accordance with APB Opinion No. 18, we will amortize the difference to income on a straight-line basis over 10.7 years, which represents the weighted-average useful life of Boise Inc.’s assets. This will result in our recognizing approximately $20 million of income per year for the next 10.7 years, which will be increased or decreased by our proportionate share of Boise Inc.’s net income or loss.

Change in fair value of contingent value rights.  The three and nine months ended September 30, 2008, included $2.2 million of income and $1.8 million of expense related to the fair value of the contingent value rights (CVRs) that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors. For more information related to the CVRs, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Change in fair value of interest rate swaps.  The nine months ended September 30, 2008 and 2007, included $6.3 million of expense and $5.4 million of income related to changes in the fair value of our interest rate swaps. We terminated all of the swaps in February 2008.

Interest expense.  For the three months ended September 30, 2008, interest expense was $6.3 million, compared with $23.4 million for the same period a year ago. For the nine months ended September 30, 2008, interest expense was $28.1 million, compared with $70.1 million for the same period in 2007. The decrease in interest expense is primarily attributable to the significant reduction in our long-term debt. At September 30, 2008, our long-term debt was $315.0 million, compared with $1.2 billion a year ago. The decrease in long-term debt is primarily attributable to the use of the majority of the proceeds from the sale of the Paper and Packaging & Newsprint assets to reduce debt. For more information, see “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax (provision) benefit.  For the three months ended September 30, 2008, income tax expense was $0.4 million, compared with $3.1 million during the same period in the prior year. Relative to the three months ended September 30, 2007, the decrease in income tax expense is primarily due to no income tax expense related to cash flow hedges in 2008. Income tax expense was $1.5 million and $7.7 million for the nine months ended September 30, 2008 and 2007. The nine months ended September 30, 2007, included income tax expense related to cash flow hedges and the true-up of miscellaneous state income tax items. In 2008, our income tax provision consisted primarily of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders as well as income taxes payable by our separate subsidiaries that are taxed as corporations.

During the three months ended September 30, 2008 and 2007, our effective tax rates for our separate subsidiaries that are taxed as corporations were 34.0% and 35.4%. Our effective tax rates were 35.2% and 35.0% for the nine months ended September 30, 2008 and 2007. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

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

Divestitures

We may engage in divestiture discussions, including those entered into during the year, as discussed in “Sale of Our Paper and Packaging & Newsprint Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with other companies and make divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. We decided to permanently close our White City, Oregon, lumber operation in January 2008, and we permanently closed our St. Helens, Oregon, veneer mill in September 2008. In July 2008, we sold our Brazilian subsidiary. For additional information related to the sale of our Brazil operations, see the discussion of “Other (income) expense, net” in “Costs and Expenses” under “Our Operating Results” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the three months ended September 30, 2008, our liquidity position continued to strengthen with the sale of our indirect wholly owned subsidiary in Brazil for $45.5 million after selling expenses. At September 30, 2008, we had $290.1 million of cash, compared with $57.6 million at December 31, 2007. We are obligated under our 7.125% senior subordinated notes to use the net proceeds from the sale of the Brazil operations, as well as the $52.7 million net proceeds from the sale of the note receivable from Boise Inc. in the second quarter of 2008, within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes.

As we evaluate potential uses for the funds, the net cash proceeds received are invested in high-quality, short-term investments, which we record in “Cash and cash equivalents.” The securities in which we are investing include money market funds that invest solely in U.S. Treasury securities, commercial paper issued by leading financial institutions rated at least upper medium grade (A-1) or prime (P-1), commercial paper issued by asset-backed conduits where the backup liquidity facility is provided by a leading financial institution and the program is rated at least A-1 or P-1, and similar instruments where we believe the risk of default or illiquidity is minimal. We diversify our short-term investments to reduce our credit exposure to a single obligor.

We believe that our cash and short-term investments, as well as our available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, and working capital needs for the next 12 months. In the circumstance where a contractually committed lender failed to honor its commitment under our $350 million revolving credit facility (the Agreement), the other lenders would remain committed for their portion of the total facility. A total of 12 lenders participated in our revolving credit facility as of September 30, 2008, and the largest single commitment under the Agreement was $75 million. At September 30, 2008, we had $75.0 million of outstanding loans under the Agreement.  Borrowings under the Agreement are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed charge coverage ratio is below 1:1, as it was on September 30, 2008, by a further requirement that we maintain a combination of unrestricted cash and borrowing base less outstanding loans at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Agreement. Thus, at September 30, 2008, our aggregate liquidity from unrestricted cash and short term investments and unused borrowing capacity under the Agreement totaled $412.8 million.

The significant decline in global equity markets since the beginning of 2008 has negatively affected the value of our pension investments, as our target asset allocation is approximately 67% publicly traded equity securities. Some of our fixed-income investments have also been adversely affected by turmoil in the credit markets. We are unable to predict the timing of any recovery in the global capital markets or whether markets will continue to deteriorate over the remainder of the year. Without a material recovery in the value of our pension investments, a substantial increase in the allowed discount rate used to value our pension liabilities for the purpose of determining minimum funding requirements, or legislative changes, our minimum required pension contributions for 2009 and 2010 will increase substantially. As of October 31, 2008, our pension assets had a market value of $177 million, compared with $252 million at the beginning of the year, after taking into consideration the spinoff of the pension assets related to the Sale. During the remainder of the year, we are not required to make any additional minimum contributions to our pension plans; however, we may elect to make additional voluntary contributions.

Our ability to continue to fund our debt service requirements and operations may be affected by general economic, financial, competitive, legislative, and regulatory factors, and as a result, we cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories, compensation, fiber, energy, and interest.

2008

For the nine months ended September 30, 2008 and 2007, our operating activities used $25.4 million and provided $131.3 million of cash, respectively. Relative to the nine months ended September 30, 2007, the decrease in cash provided by operations relates primarily to the following:

•                  Items in net income (loss) provided $21.4 million of cash during the nine months ended September 30, 2008, compared with $212.9 million during the same period in 2007. The decrease is due to the Sale of our Paper and Packaging & Newsprint assets in first quarter 2008 and lower income in our Building Materials Distribution and Wood Products segments. As discussed under “Our Operating Results” above, this lower income was driven primarily by lower sales activity, resulting in fewer gross margin dollars being generated to cover cash operating costs, in our Building Materials Distribution segment and by a combination of lower sales volumes and/or prices for most of our products, coupled with higher conversion costs in our Wood Products segment.

•                  Changes in working capital.  Unfavorable changes in working capital used $26.3 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and seasonal fluctuations in our operations. During the nine months ended September 30, 2008, the increase in working capital was primarily attributable to higher receivables in our Building Materials Distribution and Wood Products segments and a decrease in overall accounts payable. These negative working capital changes were partially offset by a decrease in inventory in both operating segments. Higher receivables in our Building Materials Distribution and Wood Products segments reflect increased sales of approximately 30% and 17%, comparing sales for the month of September 2008 with sales for the month of December 2007. The decrease in overall accounts payable reflects seasonal changes. The decrease in inventory in our Wood Products segment was primarily in finished goods and log inventories. To maintain appropriate inventory levels, we took rolling production curtailments and decreased log inventories at a number of our Wood Products operations.

•                  More cash contributions to our pension and postretirement benefit plans.  During the nine months ended September 30, 2008, we used $20.8 million of cash to make pension contributions and other postretirement benefit payments, compared with $0.9 million during the nine months ended September 30, 2007. The 2008 contribution was included in the pension assets prior to the Sale.

2007

For the nine months ended September 30, 2007, our operating activities provided $131.3 million of cash. In 2007, items included in net income provided $212.9 million of cash. Unfavorable changes in working capital and other items used $81.4 million of cash from operations. During the nine months ended September 30, 2007, the increase in working capital was primarily attributable to higher receivables in Building Materials Distribution and Paper, and to a lesser extent, higher inventories, primarily in Building Materials Distribution. Higher receivables in Building Materials Distribution and Paper reflected increased sales, comparing September 2007 sales with December 2006 sales. The increase in inventories in Building Materials Distribution reflected seasonal inventory builds. This increase in receivables and inventories was partially offset by higher overall accounts payable and accrued liabilities.

Investment Activities

Cash investing activities provided $1,286.6 million for the nine months ended September 30, 2008. In 2008, we received approximately $1,321.8 million of net cash from the sale of assets as follows:

(millions)

Proceeds from sale of Paper and Packaging & Newsprint assets	$1,277.2
Selling expenses	(38.4)
Cash contributed to Boise Inc.	(38.0)
Sales proceeds, net of selling expenses and cash contributed	1,200.8
Net proceeds from other asset sales	68.3
1,269.1
Proceeds from the sale of note receivable from Boise Inc., net	52.7
$1,321.8

In connection with the sale of our Paper and Packaging & Newsprint assets, we received $1,200.8 million, which is net of $38.0 million of cash contributed to Boise Inc. and $38.4 million of selling expenses, which included $24.9 million of financing costs that we agreed to pay for Boise Inc. We also received approximately $68.3 million of cash for the sale of our Vancouver, Washington, and Independence, Oregon, mill sites, the sale of our Brazil operations, and other miscellaneous assets. During the nine months ended September 30, 2008, cash investing activities also included $52.7 million of net proceeds from the sale of the note receivable from Boise Inc. We used $36.7 million of cash for purchases of property, plant, and equipment ($10.2 million of which was invested in the Paper and Packaging & Newsprint businesses we sold on February 22, 2008).

Cash investing activities used $312.6 million for the nine months ended September 30, 2007. In 2007, investing activities included a $200.0 million increase in restricted cash held for bond redemption. The $200.0 million was invested in preparation for the repayment of the $250 million senior unsecured floating-rate notes in October 2007. Investing activities also included $137.2 million of cash for the purchase of property, plant, and equipment. Approximately $106 million of these expenditures related to the Paper and Packaging & Newsprint businesses we sold on February 22, 2008. Investing activities also included $18.3 million of proceeds from the sale of assets, which included $10.1 million of net proceeds from the sale of our newly constructed building materials distribution center in Milton, Florida, which we completed during the second quarter. In connection with the sale of our Milton facility, we leased it back over a 15-year lease term.

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

Financing Activities

Cash used for financing activities was $1,028.8 million for the nine months ended September 30, 2008, compared with $201.7 million of cash provided by financing activities during the same period in 2007. In 2008, cash used for financing activities related primarily to the repayment of long-term debt.

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

As a result of the significant decrease in our variable-rate debt, we terminated all of our interest rate swap agreements for approximately $11.9 million. We also made $128.0 million of tax distributions to our equity holders and paid $28.6 million to repurchase equity units from management investors.

Cash provided by financing activities was $201.7 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, financing activities included $538.9 million of debt prepayments related to our Tranche D term loan, which was paid down primarily with the proceeds from our new $525.0 million Tranche E term loan. Cash provided by financing also included $200 million for a delayed-draw term loan, which we borrowed against in September 2007. Cash provided by financing activities also included a $25.0 million net increase in borrowings under our accounts receivable securitization program, $2.8 million of proceeds from unwinding two of our interest rate swap agreements that were scheduled to begin in 2009, $3.2 million of cash for the repayment of short-term borrowings, and $2.8 million of cash used to pay one of our equity investors to fund its tax obligations related to its investment in us.

The following discussion describes our debt transactions in more detail.

Debt Transactions

At September 30, 2008, and December 31, 2007, our short- and long-term debt were as follows:

	September 30,	December 31,
	2008	2007
	(millions)

Revolving credit facility, due 2013	$75.0	$—
Tranche E term loan, due 2014	—	521.1
7.125% senior subordinated notes, due 2014	240.0	400.0
Delayed-draw term loan, due 2014	—	199.5
Borrowings secured by receivables	—	40.0
Current portion of long-term debt	—	(47.3)
Long-term debt, less current portion	315.0	1,113.3
Short-term borrowings	—	10.5
Current portion of long-term debt	—	47.3
Total debt	$315.0	$1,171.1

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

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into a five-year $350 million senior secured asset-based revolving credit facility with Bank of America. As part of the syndication process, the Agreement was amended in April 2008 to revise the pricing and incorporate additional covenants. At September 30, 2008, we had $75.0 million of borrowings outstanding under the Agreement. Borrowings under the Agreement are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Agreement during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus

2.50% to 3.00%. For the period of February 22, 2008, through September 30, 2008, the average interest rate for our borrowings under the Agreement was 5.1%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Agreement and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the Agreement were $64.1 million and $75.0 million between February 22, 2008, and September 30, 2008. The weighted average amount of borrowings outstanding under the Agreement during the period from February 22, 2008, through September 30, 2008, was $71.8 million. The Agreement provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Agreement.

The revolving credit facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment. At September 30, 2008, we had $75.0 million of outstanding loans under the Agreement. Borrowings under the Agreement are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed charge coverage ratio is below 1:1, as it was on September 30, 2008, by a further requirement that we maintain a combination of unrestricted cash and borrowing base less outstanding loans at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Agreement.

The Agreement contains a covenant requiring that we maintain a fixed charge coverage ratio of 1:1 whenever the combination of our unrestricted cash and the borrowing base less outstanding loans under the Agreement is less than $45 million. In addition the Agreement contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That covenant was not applicable on September 30, 2008. The Agreement also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At September 30, 2008, we had $13.3 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under our asset-based revolving credit facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. In connection with the Sale, we repurchased $160.0 million of the notes on April 15, 2008.

Other

At September 30, 2008, and December 31, 2007, we had $8.2 million and $23.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. With the proceeds from the Sale, we repaid a significant portion of our debt. In connection with repaying the debt, we expensed approximately zero and $17.6 million of deferred financing costs for the three and nine months ended September 30, 2008. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint assets” in our Consolidated Statement of Loss. In addition, we incurred approximately $4.1 million of financing costs related to our asset-based revolving credit facility, which are included in “Deferred financing costs” on our September 30, 2008, Consolidated Balance Sheet.

For the nine months ended September 30, 2008 and 2007, cash payments for interest, net of interest capitalized, were $25.8 million and $62.2 million, respectively.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. For the period ended September 30, 2008, there have been no material changes to our contractual obligations outside the normal course of business, except as disclosed in “Financing Activities” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations related to the payment of $160.0 million of our 7.125% senior subordinated notes in April 2008 and those amounts disclosed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks” related to the fair value of the liability for the contingent value rights.

Off-Balance-Sheet Activities

At September 30, 2008, and December 31, 2007, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 20, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 1. Consolidated Financial Statements” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2008, there have been no material changes to the guarantees disclosed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, except that in connection with the sale of our Brazil operations, the buyer agreed to indemnify us against any and all claims under the Guarantee, Marketing, and Take if Required Agreement, as amended, with Global Forest Partners.

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

As of September 30, 2008, there have been no changes to our critical accounting estimates except as follows.

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

In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. We account for the equity interest that we own in Boise Inc. using the equity method of accounting. At September 30, 2008, the carrying value of our investment in Boise Inc. was $7.06, and Boise Inc.’s stock closed at $1.56 on that date. We evaluated items (i) through (iii) above and concluded that our investment in Boise Inc. was other than temporarily impaired at September 30, 2008. Accordingly, we recorded a $208.1 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statements of Loss for the three and nine months ended September 30, 2008. This charge reflects the decrease in the fair value of the investment below its carrying value of $7.06 at September 30, 2008. The fair value of our investment in Boise Inc. was calculated based on our 37.9 million of Boise Inc. shares and Boise Inc.’s stock price on September 30, 2008, of $1.56.

Since September 30, 2008, Boise Inc.’s stock price has continued to decline. We will continue to monitor the value of Boise Inc.’s stock and our carrying value. Should market conditions and/or Boise Inc.’s financial performance deteriorate or should we decide to sell our equity method investment before it recovers to its carrying value, it is possible that we will be required to record another noncash impairment charge that could have a material impact on our Consolidated Statements of Income (Loss). As additional information becomes known, we may change our estimates.

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our Building Materials Distribution and Wood Products segments’ customers to meet their financial obligations to us. At September 30, 2008 and December 31, 2007, we had $2.8 million and $1.7 million recorded as an allowance for doubtful accounts. In determining the amount of the reserve, we consider our historical level of credit losses, customer concentrations, current economic trends, and changes in customer payment tendencies. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The uncertain outlook for new residential construction in the U.S., as well as disruptions in the capital markets and the impact that is having on the ability of our customers and our customers’ customers to fund their operations, makes it more difficult to estimate future credit losses. Our actual future losses from uncollectible accounts may differ materially from our current estimates.

As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to “Selling and distribution expenses” in our Consolidated Statements of Income (Loss) in the period we make such a determination.

Pension Expense

As of September 30, 2008, there have been no changes to the discussion of our pension critical accounting estimate included in our 2007 Annual Report on Form 10-K except for the amounts disclosed for 2008 expected pension expense and related sensitivities.

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

New and Recently Adopted Accounting Standards

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the standard, in Note 15, Financial Instruments, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, we expanded our disclosures about fair value measurements. In accordance with the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, we elected to defer adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.

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

Interest Rate Risk

After the Sale, our debt is predominantly fixed-rate. At September 30, 2008, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $79.1 million less than the amount reported on our Consolidated Balance Sheet.

With the proceeds from the Sale, we significantly decreased our variable-rate debt. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million in February 2008. The interest rate swaps were considered economic hedges. During the nine months ended September 30, 2008 and 2007, we recorded the fair value of the interest rate swaps, or $6.3 million of expense and $5.4 million of income, in “Change in fair value of interest rate swaps” in our Consolidated Statements of Income (Loss).

Energy Risk

Occasionally, we enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of September 30, 2008, we had no material derivative instruments related to our forecasted natural gas purchases.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership and Boise Cascade, L.L.C. (collectively the Grantors) issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc.’s stock. The CVRs are governed by a Contingent Value Rights Agreement (the CVR Agreement). The term of the CVR Agreement is from February 5, 2008, through February 5, 2009, and allows investors to receive payments in cash, shares of common stock, or a combination of cash and shares, as elected by us, based upon the performance of Boise Inc.’s stock. If at any time during the year, Boise Inc.’s stock price is at least $10.50 for (1) any 20 days of any period of 30 consecutive days or (2) any 10 consecutive trading days, then the CVRs have no value. If neither of the preceding conditions is met over the one-year period, the holder receives a value equal to the lesser of $1.00 or the amount by which the $10.50 exceeds the average stock price for the 30-day period ending February 5, 2009 (the Anniversary Price). If we elect to settle our obligation under the CVR Agreement using Boise Inc. shares, the CVR Agreement provides that our shares will be valued at the greater of the Anniversary Price or $9.00 per share. As a result, the maximum number of Boise Inc. shares we would be required to deliver to the rights holders would be 2.4 million, assuming Terrapin Partners Venture Partnership failed to perform its obligations.

We recorded the fair value of the liability on the grant date based on a simulation analysis that considered the likelihood of Boise Inc. investors receiving payment under the Agreement. We update the simulation model each quarter and revalue the liability based on its results. The Grantors are jointly and severally liable to the investors for the CVR payment, but between the Grantors, each Grantor is individually liable for 50% of the CVR payment. Because we are jointly and severally liable to investors, at September 30, 2008, we recorded a liability for 100% of the fair value of the CVRs, or $3.6 million, in “Accrued liabilities, Other” on our Consolidated Balance Sheet. We also recorded $2.2 million of income and $1.8 million of expense in “Change in fair value of contingent value rights” in our Consolidated Statements of Loss for the three and nine months ended September 30, 2008, and a $1.8 million receivable in “Receivables, Other” on our Consolidated Balance Sheet at September 30, 2008.

Financial Instrument Fair Value Reconciliation

The following table reconciles the beginning and ending balances of the instruments for which we measured the fair value using unobservable inputs (Level 3 in the fair value hierarchy) as of September 30, 2008:

	Contingent Value Rights	Interest Rate Swaps	Total
	(millions)

Beginning balance at December 31, 2007	$—	$5.6	$5.6

Losses included in earnings	1.8	6.3	8.1
Receivable from Terrapin Partners	1.8	—	1.8
Termination of interest rate swaps	—	(11.9)	(11.9)
Ending balance at September 30, 2008	$3.6	$—	$3.6

Total losses included in earnings attributable to the change in unrealized gains or losses relating to assets held at September 30, 2008	$1.8	$—	$1.8

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

During the three months ended September 30, 2008, there were no material changes in our internal controls over financial reporting. In conjunction with the February 22, 2008, sale of our Paper and Packaging & Newsprint assets, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

ITEM 1A.           RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the “Recent Trends and Operational Outlook” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report, and we do not assume an obligation to update any forward-looking statements.

Our forward-looking statements are affected by a variety of risk factors, including the risk factors listed in “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). Except for the update provided below, there have been no material changes to our risk factors during the three months ended September 30, 2008, from those listed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

•                  The state of the credit markets could adversely affect our costs of doing business, demand for our products, and our financial performance. Recent turmoil in the credit markets has increased our exposure to several risk factors, including the impact on building product prices, margins, and sales volumes resulting from lack of financing for housing and commercial construction. It has also affected our customers, whose sales, cash flows, and financing are dependent upon their access to credit markets, and the access of their customer base to credit markets to finance building projects. Significant financial failures in our customer base will cause us to suffer increased bad debt losses and reduced credit availability under our $350 million senior secured asset-based revolving credit facility. In addition, some of our fixed-income investments in our pension plans have been adversely affected by the turmoil in the credit markets. We are unable to predict the timing of any recovery in the credit markets or whether markets will continue to deteriorate over the remainder of the year.

•      The state of the housing, construction, and home improvement markets could adversely affect demand for our products. In recent months, the housing, residential construction, and home improvement markets have deteriorated dramatically. Other factors, including rising interest rates on variable-rate mortgages, increasing mortgage delinquency and foreclosure rates, reduction in the availability of mortgage financing and consumer credit, lower housing turnover, and home price depreciation, could limit consumers’ discretionary spending and affect their confidence level. This could lead to further reduced spending on new single-family home construction as well as home improvement projects, which in turn would result in decreased demand for our products.

•                  We may be unable to find short-term investments that meet our investment safety criteria. Returns on the short-term investments recorded in “Cash and cash equivalents” on our balance sheet have been and may continue to be adversely affected by difficult markets. Until normal conditions in short-term credit markets are restored, it will continue to be more difficult to find short-term investment opportunities that meet our investment safety criteria. For more information, see the discussion in “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

•                  The value of our investment in Boise Inc. is and may continue to be impaired. Recent adverse events in equity markets and the financial performance of Boise Inc. have significantly reduced the value of our investment in that company and have caused us to reduce the carrying value of that investment on our financial statements. For additional information see “Our Operating Results” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

•                  Labor disruptions or increased labor costs could adversely affect our business. The pending labor union negotiations described in “Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, have been successfully completed. Labor contracts covering approximately 700 employees with the Carpenters Industrial Council expire on July 15, 2009, at our Florien and Oakdale, Louisiana, plywood plants. We do not anticipate that we will start bargaining these contracts until late second quarter of 2009. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Bernadette M. Madarieta
Bernadette M. Madarieta
Vice President and Controller
(As Duly Authorized Officer and Chief
Accounting Officer)

Date:  November 6, 2008

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008

Number	Description

10 (a)	Stock Purchase Agreement dated July 1, 2008, between BC Brazil Investment Corporation and Aracruz Celulose, S.A.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(a)               Incorporated by reference to Current Report on Form 8-K filed July 2, 2008.