Form 10-K
period 2008-12-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2009-03-10
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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

The registrant, a limited liability company, has no voting or nonvoting equity held by nonaffiliates and no common stock outstanding. Equity units issued and outstanding on February 28, 2009, were as follows:

Series	Units Outstanding as of February 28, 2009
Series A Common Units	66,000,000
Series B Common Units	535,329,693
Series C Common Units	31,165,150

These units are neither registered nor publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

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

Boise Cascade Holdings, L.L.C., or “BC Holdings,” “the Company,” “we,” “us,” or “our” is a building products company headquartered in Boise, Idaho. We manufacture engineered wood products, plywood, lumber, and particleboard and distribute a broad line of building materials, including wood products we manufacture. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the name “Boise Cascade” as part of the Forest Products Acquisition.

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we became a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. The equity interest we own in Boise Inc. represents a significant continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the financial data in this report includes the results of the Paper and Packaging & Newsprint segments through February 21, 2008, and we did not define the sold assets as discontinued operations. See Note 4, Investment in Equity Affiliate, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information related to our investment in Boise Inc.

Corporate Structure

The following sets forth our corporate structure and equity ownership at December 31, 2008 (based on voting power):

Prior to the Sale, we operated our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. After the Sale, we operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. We present information pertaining to our segments and the geographic areas in which they operate in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. The “Business” discussion below focuses on our retained operating businesses.

As used in this 2008 Annual Report on Form 10-K, the terms “BC Holdings” and “we” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries and, where the context relates to periods prior to the Forest Products Acquisition, to their predecessors in interest. The terms “Boise Forest Products Operations” and “Predecessor” refer to the results of the forest products and paper assets of OfficeMax that we acquired in the Forest Products Acquisition. The terms “we,” “us,” and “our” mean BC Holdings with respect to periods after the Forest Products Acquisition and Boise Forest Products Operations with respect to periods prior to the Forest Products Acquisition.

The consolidated financial information included in this Annual Report on Form 10-K presents the financial results of BC Holdings for the years ended December 31, 2008, 2007, 2006, and 2005, and the period of October 29 (inception) through December 31, 2004, and the results of OfficeMax’s forest products operations for the period of January 1 through October 28, 2004. When we refer to the 2004 results in this Form 10-K, we are referring to the entire year, both the period owned by the Predecessor company and the period owned by BC Holdings.

Building Materials Distribution

Products

We are a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to customers that resell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets. We believe our broad product line provides our customers with a one-stop resource for their needs and lowers per-unit freight costs. We also have expertise in special-order sourcing and merchandising support, and our nationwide supplier relationships allow us to offer excellent customer service on top brands in the building materials industry.

The following table sets forth segment sales; segment income before interest and taxes; depreciation, amortization, and depletion; and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated:

	BC Holdings					Predecessor
	Year Ended December 31				October 29 (inception) through December 31,	January 1 through October 28,
	2008	2007	2006	2005	2004	2004
	(millions)

Sales	$2,109.4	$2,564.0	$2,950.3	$3,052.3	$401.7	$2,442.4

Segment income before interest and taxes	$19.5	$51.8	$75.3	$99.9	$10.1	$78.8
Depreciation, amortization, and depletion	7.7	7.4	9.2	9.1	1.5	6.1
EBITDA (a)	$27.2	$59.2	$84.6	$109.0	$11.6	$84.9

(a)                                  Segment EBITDA is calculated as segment income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Item 6. Selected Financial Information” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

Facilities

We operate 30 wholesale building materials distribution facilities located strategically throughout the United States. Since 2003, we have relocated or expanded several facilities.

Raw Materials and Input Costs

In our Building Materials Distribution segment, the primary cost is for products procured for resale, which represents over 90% of our segment’s total costs. We purchase the majority of the building materials we distribute from third-party suppliers. Approximately 27% of the lumber, commodity panels, and engineered wood products purchased by Building Materials Distribution during 2008 were purchased from our Wood Products segment. Our vendor base includes over 1,200 suppliers. We generally do not have long-term supply contracts with our vendors. This flexibility and our national presence allow us to obtain favorable price and term arrangements.

Sales, Marketing, and Distribution

Utilizing centralized information systems, each of our distribution centers implements its own distribution and logistics model tailored to the customers it serves. We operate a fleet of trucks to deliver materials on a regularly scheduled basis. We have a large decentralized sales force able to use timely and accurate market information and local product knowledge to support customers and new products.

Customers

Our customer base in this segment includes a wide range of customers across multiple market segments and various end markets. In 2008, a majority of our sales in this segment were to pro dealers and retail distributors that sell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets. We also service retail lumberyards, home improvement centers, and other industrial accounts.

Business Plan

We intend to continue to expand our building materials distribution network into new geographic markets and to grow in our existing markets by increasing market share and broadening our product line. Sales in this segment are strongly correlated with new residential construction in the United States. The business has grown successfully over the last decade by acquiring facilities, adding new products, opening new locations, relocating and expanding existing facilities, and capturing local market share through superior customer service. The pace at which we execute our business plan will be dependent on future market conditions and the competitive environment.

Wood Products

Products

Over the past ten years, we have shifted our product focus from commodity products, such as plywood and lumber, to EWP, which traditionally has had more stable prices and higher margins. We are a leading producer of EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We believe we are the second-largest EWP manufacturer in North America, with an estimated market share of approximately 20% in 2008. EWP accounted for 33% of our sales in this segment in 2008. A 33% decline in housing starts during 2008 led to a 39% decline in our EWP sales, compared with 2007. Prior to the decline in 2008, our EWP sales grew at a compound annual rate of 12% from 1998 through 2007. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in the residential, light commercial construction, and repair-and-remodeling markets. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our own wholesale building materials distribution outlets.

The following table sets forth the capacity and production by product for the periods indicated:

	BC Holdings					Predecessor
	Year Ended December 31				October 29 (inception) through December 31,	January 1 through October 28,
	2008	2007	2006	2005	2004	2004
	(millions)
Capacity (a) (b)
Laminated veneer lumber (LVL) (cubic feet) (c)	27.5	27.5	27.5	25.0	20.0	20.0
Plywood and veneer (sq. ft.) (3/8” basis) (d)	1,600	1,600	1,600	1,620	1,600	1,600
Lumber (board feet) (e)	230	250	270	270	275	275
Particleboard (sq. ft.) (3/4” basis)	170	170	170	160	200	200

Production (b)
Laminated veneer lumber (LVL) (cubic feet) (c)	11.2	17.2	18.7	19.6	3.0	15.2
I-joists (equivalent lineal feet) (c)	109	194	202	228	37	192
Plywood and veneer (sq. ft.) (3/8” basis) (d)	1,351	1,467	1,546	1,603	271	1,395
Lumber (board feet) (e)	189	237	244	259	45	243
Particleboard (sq. ft.) (3/4” basis)	105	150	158	163	21	135

(a)                                  Annual capacity is production assuming normal operating shift configurations. Accordingly, production can exceed capacity under some operating conditions.

(b)                                 In 2008, we sold our wholly owned subsidiary in Brazil, which manufactured veneer. The annual capacity and production of that subsidiary have been excluded from this table.

(c)                                  A portion of LVL production is used to manufacture I-joists at two EWP plants. Capacity is based on LVL production only.

(d)                                 Production and capacity applicable to plywood only. Approximately 13%, 20%, 22%, and 20%, respectively, of the plywood we produced in 2008, 2007, 2006, and 2005 was utilized internally to produce EWP. For the period of October 29 (inception) through December 31, 2004, and the period of January 1 through October 28, 2004, internal utilization of plywood to produce EWP was 18% and 17%, respectively.

In December 2008, we committed to closing the plywood manufacturing facility in White City, Oregon, which is scheduled to occur in March 2009. This mill represents approximately 12% of the plywood capacity and 6% of the plywood production reflected in the table in 2008.

(e)                                  In March 2008, we permanently closed our lumber facility in White City, Oregon. This mill represents approximately 2% of the lumber production reflected in the table for the year ended December 31, 2008.

The following table sets forth segment sales; segment income (loss) before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated:

	BC Holdings					Predecessor
	Year Ended December 31				October 29 (inception) through December 31,	January 1 through October 28,
	2008	2007	2006	2005	2004	2004
	(millions)

Sales	$795.9	$1,010.2	$1,155.9	$1,294.4	$200.1	$1,159.9

Segment income (loss) before interest and taxes (a)	$(55.1)	$23.6	$37.2	$119.4	$15.6	$203.0
Depreciation, amortization, and depletion	27.7	30.0	27.6	23.0	3.3	23.5
EBITDA (b) (c)	$(27.4)	$53.7	$64.9	$142.4	$18.9	$226.5

(a)                                  Included a $5.7 million net gain related to the sale of our wholly owned subsidiary in Brazil in 2008.

Included $3.8 million of expense related to the closure of our veneer operations in St. Helens, Oregon, in 2008.

Included $7.5 million of expense recognized in December 2008, when we committed to closing the plywood manufacturing facility in White City, Oregon, which is scheduled to occur in March 2009.

(b)                                 The period of January 1 through October 28, 2004, included a $46.5 million pretax gain for the sale of our Predecessor’s 47% interest in Voyageur Panel.

(c)                                  Segment EBITDA is calculated as segment income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Item 6. Selected Financial Information” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

Facilities

We currently operate an integrated network of three EWP facilities and eight plywood and veneer plants, six of which manufacture inputs used in our EWP facilities. We also operate four sawmills and one particleboard plant. The following table lists annual capacities of our Wood Products facilities as of December 31, 2008, and production for the year then ended:

	Number of Mills	Capacity (a)	Production
	(millions)

Engineered wood products (EWP) (b)	3
Laminated veneer lumber (LVL) (cubic feet)		27.5	11.2
I-joists (equivalent lineal feet)			109
Plywood and veneer (sq. ft.) (3/8” basis) (c)	8	1,600	1,351
Lumber (board feet) (d)	4	230	189
Particleboard (sq. ft.) (3/4” basis)	1	170	105

(a)                                  Capacity is production assuming normal operating shift configurations. Accordingly, production can exceed capacity under some operating conditions.

(b)                                 A portion of LVL production is used to manufacture I-joists at two EWP plants. Capacity is based on LVL production only.

(c)                                  Production and capacity applicable to plywood only. Approximately 13% of the plywood we produced in 2008 was utilized internally to produce EWP.

In December 2008, we committed to closing our plywood manufacturing facility in White City, Oregon, which is scheduled to occur in March 2009. This mill represents approximately 12% of the plywood capacity and 6% of the plywood production in 2008.

(d)                                 In March 2008, we permanently closed our lumber facility in White City, Oregon. This mill represents approximately 2% of the 2008 lumber production.

Raw Materials and Input Costs

Our plywood and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. We use ponderosa pine, spruce, and white fir logs to manufacture various grades of lumber. Our EWP facilities in Louisiana and Oregon use veneers and parallel-laminated veneer panels produced by our facilities and purchased from third parties, together with OSB purchased from third parties, to manufacture LVL and I-joists. Our manufacturing facilities are located in close proximity to active wood markets. We have long-term market-based contracts for a significant portion of our fiber needs. Other important materials used to manufacture and prepare our wood products for sale include resins, adhesives, plastic strapping, and lumber wrap, which we purchase both on the open market and through long-term contracts.

During 2008, energy, primarily electricity, natural gas, and fuel oil, accounted for approximately 5% of the sum of our materials, labor, and other operating expenses, including from related parties, in this segment. We purchase substantial portions of our natural gas and electricity under supply contracts, most of which are with local providers in regions in which our facilities are located. Our gas contracts have pricing mechanisms based primarily on current market prices, and our electricity contracts have pricing mechanisms based primarily on published tariffs. Depending on market conditions, we may use derivative instruments such as natural gas swaps, options, or a combination of these instruments to mitigate price risk.

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

The following table lists sales volumes for our Wood Products facilities for the periods indicated:

	BC Holdings					Predecessor
	Year Ended December 31				October 29 (inception) through December 31,	January 1 through October 28,
	2008	2007	2006	2005	2004	2004
	(millions)

Laminated veneer lumber (LVL) (cubic feet)	7.6	10.6	12.1	12.3	1.8	10.1
I-joists (equivalent lineal feet)	117	188	219	243	31	192
Plywood (sq. ft.) (3/8” basis)	1,228	1,223	1,268	1,328	243	1,228
Lumber (board feet)	191	231	277	327	60	303
Particleboard (sq. ft.) (3/4” basis)	104	151	157	165	22	134

Customers

Our Building Materials Distribution segment is our Wood Products segment’s largest customer, representing approximately 34% of Wood Products overall sales, including approximately 65% of its EWP sales, in 2008. Our third-party customers in this segment include wholesalers, major retailers, and industrial converters in both domestic and export markets.

Business Plan

We plan to further expand our market position in EWP. We believe EWP will continue to gain market share from traditional building products and that margins for EWP, over time, will continue to exceed those for most commodity wood-based building products. We are focused on leveraging our competitive cost structure, comprehensive customer service offering, design support capabilities, and efficient distribution network to continue to gain market share among home builders, building products retailers, and other distributors. To that end, we have increased LVL capacity 7.5 million cubic feet, which represents a 38% increase since 2004. This capacity provides a platform to further expand our presence in EWP when future market conditions and the competitive environment support expansion.

Corporate and Other

Our Corporate and Other segment primarily includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Since the Sale, we have purchased many of these services from Boise Inc. under an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us at cost. See Note 5, Transactions With Related Parties, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information. Prior to the Sale, this segment also included certain rail and truck transportation businesses and related assets. During the years ended December 31, 2008, 2007, 2006, and 2005, segment sales related primarily to our rail and truck transportation businesses and were $8.6 million, $58.9 million, $60.7 million, and $70.0 million, respectively. Segment sales were $13.1 million and $77.4 million for the period of October 29 (inception) through December 31, 2004, and the period of January 1 through October 28, 2004, respectively.

The following table sets forth segment sales; segment income (loss) before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated:

	BC Holdings					Predecessor
	Year Ended December 31				October 29 (inception) through December 31,	January 1 through October 28,
	2008	2007	2006	2005	2004	2004
	(millions)

Sales	$8.6	$58.9	$60.7	$70.0	$13.1	$77.4

Segment income (loss) before interest and taxes	$(25.5)	$(23.1)	$(37.1)	$(29.4)	$(6.8)	$(56.8)
Depreciation, amortization, and depletion	0.5	3.8	5.4	5.5	0.9	11.0
EBITDA (a)	$(25.0)	$(19.4)	$(31.9)	$(23.8)	$(5.9)	$(45.8)

(a)                                  Segment EBITDA is calculated as segment income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Item 6. Selected Financial Information” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

Competition

The markets in which we compete are highly competitive. The competitive environment in 2008 was particularly difficult because of weak demand resulting from the significant decline in new residential construction in the U.S. over the last 27 months. Industry capacity in a number of products, including those we produce and distribute, far exceeds the current level of demand. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in the markets in which we compete. Those factors include price, service, quality, product selection, and convenience of location.

Some of our competitors are larger than we are and have greater financial resources. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can.

Building Materials Distribution.  The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. We compete on the basis of delivered cost, product availability, quality of service, and compatibility with customers’ needs, and our competition consists of distributors of all types of building materials. We compete with other national stocking distributors as well as wholesale brokers and buying cooperatives, some of which have sales greater than ours and/or have more extensive relationships with pro dealers and retail distributors. If one or more of these competitors are able to leverage geographic coverage and/or customer relationships into new markets, our growth strategy in this segment could be negatively affected. In recent years, there has been consolidation among home builders, pro dealers, and big box retailers. As the customer base consolidates, this dynamic could impact our ability to maintain margins. Proximity to customers is an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, and our focus on customer service are our primary competitive advantages in this segment.

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

Seasonality

Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodel activity, and light commercial and industrial conversion activities. In addition, seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities. Seasonality also affects working capital levels as described below.

Working Capital

Working capital levels fluctuate through the year and are impacted by seasonality and changing sales patterns. Typically, we build working capital (log inventories) in our Wood Products segment in the fall and early winter to ensure ample supply of fiber to our mills when logging activity is normally hindered by weather in the winter and spring. Changes in sales volumes affect accounts receivable levels in both our Building Materials Distribution and Wood Products segments. We typically have higher sales and working capital in the second and third quarters of the year because of increased construction activity (due to warmer weather).

Acquisitions and Divestitures

We may engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. For more information about our acquisitions and divestitures, see “Sale of Our Paper and Packaging & Newsprint Assets” and “Industry Mergers and Acquisitions” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Employees

As of February 28, 2009, we had approximately 4,600 employees. Approximately 1,700, or 37%, of these employees work pursuant to collective bargaining agreements. Labor contracts covering approximately 700 employees with the Carpenters Industrial Council expire on July 15, 2009, at our Florien and Oakdale, Louisiana, plywood plants. We do not anticipate that we will start bargaining these contracts until late in the second quarter of 2009. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Identification of Executive Officers

Information with respect to our executive officers is set forth in “Item 10. Directors, Executive Officers, and Corporate Governance” of this Form 10-K.

ITEM 1A.                                        RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the description of our business in “Item 1. Business” and the “Recent Trends and Operational Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward-looking statement.

The products we manufacture, purchase, and resell are commodities whose price is determined by the market’s supply and demand for such products, and the markets in which we operate are cyclical.  Many of the building products we produce or distribute, including oriented strand board, plywood, lumber, and particleboard, are commodities that are widely available from other producers or distributors. Commodity products have few distinguishing qualities from producer to producer, and as a result, competition for these products is based primarily on price, which is determined by supply relative to demand. As a result, prices for these products are driven by factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. The price for any one or more of these products may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure, particularly raw materials, labor, and energy prices, which represent the largest components of our operating costs. The cost of these raw materials can and do fluctuate based upon factors beyond our control, as described below. If the prices for our products decline, or if our raw materials or energy costs increase, or both, our profitability and cash flow could be materially and adversely affected.

Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States and to a lesser extent light commercial construction and residential repair-and-remodeling activity. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, immigration rates, homeowner vacancies, demand for second homes, existing home prices, consumer confidence, and other general economic factors. Industry supply is influenced primarily by operating rates of existing facilities but is also influenced over time by the introduction of new product technologies and capacity additions. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada.

Due to residential construction in excess of demand, household formation, and immigration during the last up cycle in housing demand, U.S. housing starts have fallen dramatically over the last 27 months. This has resulted in lower building products shipments and pricing for us and many others in the industry. The impact on housing demand in this cyclical downturn has been exacerbated by much higher levels of residential housing foreclosures than seen in prior cyclical downturns and the related crisis in credit markets, which has severely restricted traditional sources of construction and mortgage financing for residential realty. The length and magnitude of industry cycles have varied over time, and we are uncertain as to how long the current supply-demand imbalances will persist.

The state of the credit markets could adversely affect our costs of doing business, demand for our products, and our financial performance.  Recent turmoil in the credit markets has increased our exposure to several risk factors, including the impact on building product prices, margins, and sales volumes resulting from lack of financing for housing and commercial construction. It has also affected our customers, whose sales, cash flows, and financing are dependent upon their access to credit markets, and the access of their customer base to credit markets to finance building projects. Significant financial failures in our customer base may cause us to suffer increased bad debt losses and reduce credit availability under our five-year $350 million senior secured asset-based revolving credit facility (the Revolving Credit Facility). We are unable to predict the timing of any recovery in the credit markets or whether markets will continue to deteriorate.

The state of the housing, construction, and home improvement markets could adversely affect demand for our products.  Over the last two years, the housing, residential construction, and home improvement markets have deteriorated dramatically. Higher unemployment rates, increasing mortgage delinquency and foreclosure rates, reduction in the availability of mortgage financing and consumer credit, lower housing turnover, and home price depreciation, could limit consumers’ discretionary spending and affect their confidence level. This could lead to further reduced spending on new single-family home construction as well as home improvement projects, which in turn would result in decreased demand for our products.

The value of our pension investments is dependent on public equity and debt markets, which have been volatile. Our requirements for cash contributions to our pension plans will be highly dependent on future pension investment results, interest rates, the pension regulatory environment, and to a lesser extent, our benefit plan design.  Our target asset allocation in our pension plans is approximately 67% equity securities and 33% fixed-income securities. In 2008, the significant decline in global equity markets and turmoil in the credit markets caused our pension investment portfolio to suffer significant losses. As a result of investment losses, new benefits earned, and actuarial assumption changes, our funding shortfall increased from $86.9 million at December 31, 2007, to $162.6 million at December 31, 2008, measured on a projected benefit obligation basis. While the Worker, Retiree, and Employee Recovery Act of 2008 provides some relief as to the timing of our required future cash contributions, we expect to make material contributions to our pension plans for the next several years barring a dramatic recovery in equity and debt market security valuations or a sizable increase in the discount rate used to measure our liabilities. We are required to contribute $4.4 million to our pension plans in 2009. In March 2009, we made $25.0 million of discretionary contributions to improve the funded status of our plans. There can be no assurances our investment portfolio will not suffer further losses or interest rates will not decline in the future and exacerbate our current funding shortfall.

We may be unable to find short-term investments that meet our investment safety criteria.  Returns on the short-term investments recorded in “Cash and cash equivalents” on our balance sheet have been and may continue to be adversely affected by difficult markets. Until normal conditions in short-term credit markets are restored, it will continue to be more difficult to find short-term investment opportunities that meet our investment safety criteria. For more information, see the discussion in “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

We face strong competition in our markets.  The forest products industry is highly competitive. We face competition from numerous competitors, domestic as well as foreign. A few of our competitors in each of our businesses are larger companies that have greater financial and other resources, greater manufacturing economies of scale, and/or lower operating costs than we do. This competition will continue to pressure our financial results during the various stages of the business cycle and the current cyclical downturn. Future merger and acquisition activity by our competitors, suppliers, or customers could negatively affect our competitive position in the market.

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

Our manufacturing businesses may have difficulty obtaining logs and fiber at favorable prices or at all.  Wood fiber is our principal raw material, which accounted for approximately 39% of the aggregate amount of materials, labor, and other operating expenses, including from related parties, for our Wood Products segment in 2008. Wood fiber is a commodity, and prices have historically been cyclical. Availability of residual wood fiber for our particleboard operation has been negatively affected by significant mill closures and curtailments that have occurred among solid-wood product producers.

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

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our net income.  Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

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

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our capital requirements.  Our manufacturing businesses are capital-intensive, and we regularly incur capital expenditures to expand our operations, maintain our equipment, increase our operating efficiency, and comply with environmental laws. During 2008, our total capital expenditures, excluding acquisitions, were approximately $51.9 million, including approximately $10.2 million related to the Paper and Packaging & Newsprint businesses we sold on February 22, 2008. We expect to spend approximately $30 million to $35 million, excluding acquisitions, on capital expenditures during 2009.

We are subject to significant environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.  We are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Our capital expenditures for environmental compliance were approximately $7 million in 2008 and approximately $9 million in 2007 and 2006. We expect to incur approximately $1 million in 2009. We expect to continue to incur capital and operating expenditures in order to maintain compliance with applicable environmental laws and regulations. If we fail to comply with applicable environmental laws and regulations, we may face civil or criminal fines, penalties, or enforcement actions, including orders limiting our operations or requiring corrective measures, installation of pollution control equipment, or other remedial actions.

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

Labor disruptions or increased labor costs could adversely affect our business.  We could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise, any of which could prevent us from meeting customer demand or increase costs, thereby reducing our sales and profitability. As of February 28, 2009, we had approximately 4,600 employees. Approximately 1,700, or 37%, of these employees work pursuant to collective bargaining agreements. Labor contracts covering approximately 700 employees with the Carpenters Industrial Council expire on July 15, 2009, at our Florien and Oakdale, Louisiana, plywood plants. We do not anticipate that we will start bargaining these contracts until late in the second quarter of 2009. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Increases in the cost of our purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing our margins.  Energy accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses, including from related parties, for our Wood Products segment in 2008. Prices for energy, particularly natural gas, diesel fuel, and electricity, have been volatile in recent years. These fluctuations affect our manufacturing costs and contribute to earnings volatility. Increased demand (which could be driven by a recovery of economic activity) or further supply constraints could drive prices higher. The rates we are charged are affected by the increase in natural gas prices, although the degree of impact depends on each utility’s mix of energy resources and regulatory situation.

Other raw materials we use include various chemical compounds, primarily resins and glues. Purchases of chemicals accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses, including from related parties, for our Wood Products segment in 2008. The costs of these chemicals have been volatile historically and are influenced by capacity utilization, energy prices, and other factors beyond our control.

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

If our long-lived assets become impaired, we may be required to record noncash impairment charges that could have a material impact on our results of operations.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” 2008 results for our business segments were weak, compared with those achieved in the periods of 2004 through the first half of 2007, when single-family housing starts were more robust. Although we expect market conditions during 2009 to remain difficult, we currently believe we have adequate support for the carrying value of all of our assets based on anticipated undiscounted cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. However, should the markets for our products deteriorate further or should we decide to invest capital differently and should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges in the near term that could have a material impact on our results of operations.

The terms of the Revolving Credit Facility and the indenture governing our notes restrict our ability to operate our business and to pursue our business strategies.  The Revolving Credit Facility and the indenture governing our notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose customary operating and financial restrictions on us. The Revolving Credit Facility and the indenture governing our notes limit our ability, among other things, to:

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

Our indebtedness also requires periodic interest payments, which reduce the cash we have available to fund our operations or make capital expenditures. While we do not anticipate any liquidity issues at this time, our ability to meet future cash interest requirements will depend on our results of operations, as well as maintaining sufficient borrowing availability under the Revolving Credit Facility. A portion of the interest on our indebtedness is based on floating interest rates. An increase in the London Interbank Offered Rate (LIBOR) or the prime rate may increase our interest expense.

The value of our investment in Boise Inc. is and may continue to be impaired.  Recent adverse events in equity markets and the financial performance of Boise Inc. have significantly reduced the value of our investment in that company and have caused us to reduce the carrying value of that investment on our financial statements. For additional information see “Our Operating Results” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Because we account for our investment in Boise Inc. under the equity method of accounting, Boise Inc.’s reported earnings will materially affect our reported financial results.  In 2008, our reported earnings were materially affected by our recording a $208.1 million other-than-temporary impairment charge to reflect the decrease in the fair value of our investment below its carrying value. In addition, our reported earnings are affected by recording our proportionate share of Boise Inc.’s net income or loss in our income statement. Although Boise Inc. has no obligation to pay us dividends, a proportionate share of Boise Inc.’s net income or loss flows through our income statement. Boise Inc. has significant financial leverage, and its operating earnings have been historically cyclical. This may result in volatility in our reported results of operations.

As a result of the Sale, we now rely on Boise Inc. for many of our administrative services.  In conjunction with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. Most of the Boise Inc. staff who provide these services are providing the same services they provided when they were our employees. Nevertheless, we cannot be assured that these employees will remain with Boise Inc. or that there will not be a disruption in the continuity or level of service provided. If Boise Inc. is unwilling or unable to provide services at the same quality levels as those services have been provided in the past, our business and compliance activities and results of operations could be substantially and negatively affected.

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

The following is a list of our facilities by segment as of February 28, 2009. We lease a portion of the corporate headquarters building in Boise, Idaho.

Building Materials Distribution

The following table summarizes our 30 Building Materials Distribution facilities:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned/Leased	32,027
Lathrop, California	Leased	162,000
Riverside, California	Leased	131,263
Denver, Colorado	Owned	203,212
Grand Junction, Colorado	Owned	82,000
Milton, Florida	Leased	80,000
Orlando, Florida	Owned	105,000
Auburn, Georgia	Leased	155,000
Boise, Idaho	Owned	62,297
Idaho Falls, Idaho	Owned/Leased	51,752
Rochelle, Illinois	Leased	86,000
Annapolis Junction, Maryland	Owned/Leased	14,000
Westfield, Massachusetts	Leased	112,400
Wayne, Michigan	Leased	40,500
Lakeville, Minnesota	Leased	72,000
Billings, Montana	Owned	77,024
Portsmouth, New Hampshire	Owned/Leased	39,400
Delanco, New Jersey	Owned/Subleased	15,000
Albuquerque, New Mexico	Owned	30,000
Greensboro, North Carolina	Leased	88,140
Marion, Ohio	Leased	60,250
Tulsa, Oklahoma	Owned	128,552
Memphis, Tennessee	Owned	38,926
Dallas, Texas	Owned	137,840
Sugarland, Texas	Leased	104,949
Salt Lake City, Utah	Owned	114,610
Spokane, Washington	Owned/Leased	43,060
Vancouver, Washington	Leased	50,600
Woodinville, Washington	Owned/Leased	32,200
Yakima, Washington	Owned/Leased	33,779

Wood Products

The following table summarizes our Wood Products facilities:

Facility Type	Number of Facilities	Locations
LVL/I-joist plants	3	Louisiana, Oregon, and Canada
Plywood and veneer plants (a)	8	Louisiana (2), Oregon (5), and Washington
Sawmills	4	Oregon (2) and Washington (2)
Particleboard plant	1	Oregon
Wood beam plant	1	Idaho

(a)                                  Includes the plywood manufacturing facility in White City, Oregon. In December 2008, we committed to closing the facility, which is scheduled to occur in March 2009.

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

We are a limited liability company, and the equity in our company is neither listed nor publicly traded in any market. The equity units issued and outstanding on February 28, 2009, were as follows:

Series A Common Units	66,000,000
Series B Common Units	535,329,693
Series C Common Units	31,165,150

As of February 28, 2009, OfficeMax owned all of the Series A equity units. Forest Products Holdings, L.L.C. (FPH) and OfficeMax owned 426,329,693 and 109,000,000 Series B equity units, respectively. FPH holds all 31,165,150 Series C equity units.

The Series A equity units accrue dividends daily at a rate of 8% per annum, compounded semiannually, on the holder’s capital contributions (net of any distributions previously received by such holder) plus any accumulated dividends. Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2008 and 2007, $19.2 million and $12.9 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Neither the Series B nor Series C equity units accrue dividends, but they do participate in distributions (liquidating and otherwise).

Our parent company, FPH, from time to time issues or awards grants of equity to our employees and directors. Each issue or award of equity by FPH to our employees or directors is matched by a parallel issuance of the same amount of our equity on the same terms to FPH. However, under the terms of our operating agreements neither we nor FPH have authority to issue such equity absent specific ad hoc authorization by our respective boards of directors.

We do not have compensation plans that provide for the issuance of equity in our company. The Management Equity Agreement described elsewhere in this Annual Report on Form 10-K provides for the grant of equity units in FPH, our majority owner.

ITEM 6.                                                 SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	BC Holdings					Predecessor
	Year Ended December 31				October 29 (inception) through December 31,	January 1 through October 28,
	2008 (a)	2007 (b)	2006 (c)	2005 (d)	2004 (e)	2004 (f)
	(millions)
Statement of income (loss) data
Net sales	$2,977	$5,413	$5,780	$5,907	$873	$4,862

Net income (loss)	$(288)	$128	$72	$121	$25	$69

Earnings before interest, taxes, depreciation, and amortization (EBITDA) (g)	$(218)	$349	$339	$401	$65	$382

Balance sheet data (at end of year)
Assets
Current assets	$644	$2,381	$1,083	$1,136	$1,112	$1,049
Property and equipment, net	301	337	1,503	1,549	1,510	2,191
Investment in equity affiliate	21	—	—	—	—	—
Deferred financing costs	8	23	31	38	84	17
Note receivable from related party	—	—	—	—	158	—
Other	26	33	88	91	68	109
	$1,000	$2,774	$2,705	$2,814	$2,932	$3,366

Liabilities and capital
Current liabilities	$145	$605	$504	$546	$438	$701
Long-term debt, less current portion	315	1,113	1,214	1,366	1,967	1,109
Note payable to related party, net	—	—	—	271	—	—
Other	184	64	148	153	157	691
Redeemable equity units	6	27	24	13	10	—
Capital	350	965	815	465	360	865
	$1,000	$2,774	$2,705	$2,814	$2,932	$3,366

(a)                                  The following were included in our 2008 net loss:

•                  Operating results of the Paper and Packaging & Newsprint businesses through February 21, 2008;

•                  $208.1 million charge for the other-than-temporary impairment of our investment in Boise Inc.;

•                  $11.0 million of net expense for facility closure costs and asset sales; and

•                  $6.3 million of expense related to changes in the fair value of our interest rate swaps, which were terminated in February 2008.

(b)                                 The following were included in 2007 net income:

•                  $4.4 million gain for changes in our retiree healthcare programs;

•                  Approximately $8.4 million of income related to the change in the fair value of interest rate swaps in connection with the repayment of some of our variable-rate debt, partially offset by $4.6 million of expense related to changes in the fair value of our interest rate swaps that we accounted for as economic hedges; and

•                  $6.3 million of expense related to the write-off of deferred financing costs in connection with the repayment of debt.

(c)                                  Net income in 2006 included a $3.7 million gain for changes in our retiree healthcare programs.

(d)                                 The following were included in 2005 net income:

•                  $9.9 million net gain for the change in the fair value of interest rate swaps;

•                  $43.0 million of expense related to the write-off of deferred financing costs in connection with the repayment of debt; and

•                  $9.9 million gain for changes in our retiree healthcare programs.

(e)                                  We used purchase accounting to account for the acquisition of the forest products and paper assets from OfficeMax (the Forest Products Acquisition). As a result of purchase price accounting, we increased the value of our inventory, which increased the costs and expenses recognized by us upon the sale of the inventory by $20.2 million for the period of October 29 (inception) through December 31, 2004.

(f)                                    Net income for the period of January 1 through October 28, 2004, included the following:

•                  $46.5 million pretax gain for the sale of our Predecessor’s 47% interest in Voyageur Panel;

•                  $7.1 million of costs incurred in connection with the February 2004 sale of our Predecessor’s plywood and lumber operations in Yakima, Washington;

•                  $12.7 million of expense, primarily for a one-time retention bonus OfficeMax granted to our employees; and

•                  $14.6 million of noncash restricted stock expenses.

(g)                                   The following table reconciles net income (loss) to EBITDA for the periods indicated:

	BC Holdings					Predecessor
	Year Ended December 31				October 29 (inception) through December 31,	January 1 through October 28,
	2008	2007	2006	2005	2004	2004
	(millions)

Net income (loss)	$(288)	$128	$72	$121	$25	$69
Change in fair value of interest rate swaps	6	(4)	—	(10)	—	—
Interest expense	34	97	112	166	22	72
Interest income	(8)	(4)	(4)	(3)	(2)	—
Income tax provision (benefit)	—	8	4	(2)	—	47
Depreciation, amortization, and depletion	36	124	155	129	20	194
EBITDA	$(218)	$349	$339	$401	$65	$382

EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A. Risk Factors” of this Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K.

Executive Overview

Background

Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the name “Boise Cascade” as part of the Forest Products Acquisition.

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. See the discussion under “Sale of Our Paper and Packaging & Newsprint Assets” below for more information. After the Sale, we became a focused building products company headquartered in Boise, Idaho. We manufacture engineered wood products, plywood, lumber, and particleboard and distribute a broad line of building materials, including wood products we manufacture.

Overview

We begin this discussion and analysis with a general overview of the effects of the “Sale of Our Paper and Packaging & Newsprint Assets,” including the impact on our segment reporting, anticipated impact of decreased leverage, changes in pension expense as a result of operating as a smaller company, and the effect of entering into an Outsourcing Services Agreement with Boise Inc. through which they provide us with a number of corporate staff services to us at cost.

Next, we discuss our three operating segments – Building Materials Distribution, Wood Products, and Corporate and Other. The discussion of “Recent Trends and Operational Outlook” and “Factors That Affect Our Operating Results,” is intended to give the reader an overview of the goals and challenges of our business and the direction in which our business and products are moving. Recent results for our business segments remain weak, compared with those we achieved in the periods of 2004 through the first half of 2007, when single-family housing starts were more robust. Tightening credit markets and an overhang of homes available for sale have created uncertainty for potential home buyers. The result has been very weak demand for building products and continued downward pricing pressure. Our results are also affected by, among other things, volatility in raw material prices, including chemical costs, labor costs, and energy costs. We do not expect housing starts to improve in 2009. See additional comments below in “Recent Trends and Operational Outlook.”

The analysis then reviews “Our Operating Results” for 2008, compared with 2007, and 2007, compared with 2006. Following the analysis of our results, relevant merger activity in our industry is discussed in “Industry Mergers and Acquisitions.”

The analysis then provides discussion of changes in our balance sheet and cash flows and our financial commitments in the section entitled “Liquidity and Capital Resources.” The analysis then addresses our “Contractual Obligations” and “Disclosures of Financial Market Risks.” These sections are followed by a discussion of the “Critical Accounting Estimates” that our management believes are important to understanding the assumptions and judgments incorporated in our reported financial results.

Sale of Our Paper and Packaging & Newsprint Assets

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for $1,277.2 million of cash consideration, $285.2 million of net stock consideration, and a $41.0 million paid-in-kind promissory note receivable. In connection with the Sale, we recorded a $5.7 million gain, of which we recognized $2.9 million in our 2008 Consolidated Statement of Loss. We deferred $2.8 million of the gain as a reduction of our investment in Boise Inc., in accordance with Emerging Issues Task Force (EITF) No. 01-02, Interpretations of Accounting Principles Board (APB) Opinion No. 29.

Immediately following the Sale, Boise Cascade, L.L.C., distributed the stock and paid-in-kind note receivable to us. Subsequent to the distribution to us, the note receivable from Boise Inc. increased $17.3 million for working capital adjustments, and in June 2008, we sold the note receivable for $52.7 million after selling expenses. For more information, see Note 5, Transactions With Related Parties, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. As a result, we became a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. We account for our interest in Boise Inc. using the equity method of accounting. See the “Our Operating Results” section of Management’s Discussion and Analysis and Results of Operations of this Form 10-K for more information related to our investment in Boise Inc.

Use of Sale Proceeds

With the proceeds from the Sale and an initial borrowing under our five-year $350 million senior secured asset-based revolving credit facility (the Revolving Credit Facility), we:

•                  Repaid $1,085.6 million of our long-term debt;

•                  Paid $11.9 million to unwind all of our interest rate swaps;

•                  Made $120.7 million of tax distributions to our equity holders to permit the equity holders to pay a portion of the income taxes related to the gain on the Sale. In connection with the Sale, we accrued $200 million for these distributions; however, the taxable gain on the Sale was partially offset by 2008 taxable losses. At December 31, 2008, we recorded $11.0 million in “Accrued liabilities, Other” on our Consolidated Balance Sheet for our final expected tax distribution related to the gain on the Sale;

•                  Paid $18.3 million to repurchase equity units from management investors that terminated employment with us in connection with the Sale; and

•                  In January 2009, we paid $2.5 million of the $4.4 million accrued under the deferred compensation agreements for employees terminated in connection with the Sale.

The disposition of the net proceeds from the sale of the note receivable from Boise Inc. and any future disposition by us of Boise Inc. shares must comply with the terms of our senior subordinated notes indenture, which generally requires us to use the net proceeds (as defined in the indenture) from asset sales within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes.

Pro Forma

The following pro forma financial information was derived from the consolidated financial statements of Boise Cascade Holdings, L.L.C. (BC Holdings). The pro forma financial information gives effect to the Sale as if it were consummated on January 1, 2008. The pro forma financial information is intended for informational purposes only and is not necessarily indicative of the results of operations that may have actually occurred if the Sale had been consummated on January 1, 2008, or the operating results that may be obtained in the future.

	Year Ended December 31,
	2008
	(millions)

Sales	$2,635.1

Net income (loss)	$(304.8	)(a)

(a)                                  The pro forma net loss for the year ended December 31, 2008, included pro forma expense of $16.2 million related to our equity interest in Boise Inc.; included a $208.1 million write-down of our investment in Boise Inc.; included $6.3 million of expense related to changes in the fair value of our interest rate swaps, which we terminated in February 2008; included $4.1 million of related-party interest income from the note receivable from Boise Inc., which was sold in June 2008; and excluded $2.9 million of gain on the Sale.

Effects of the Sale

Segments

Prior to the Sale, we operated our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. After the Sale, we operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from the basis used in prior periods. The equity interest we own in Boise Inc. after the Sale represents a significant continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we continue to show the results of the Paper and Packaging & Newsprint segments through February 21, 2008, and we did not define the sold assets as discontinued operations.

Decreased Leverage

With the proceeds from the Sale and an initial borrowing under the Revolving Credit Facility, we repaid $1,085.6 million of long-term debt, including all of the borrowings under the previous revolving credit facility, Tranche E term loan, delayed-draw term loan, borrowings secured by our receivables, and $160.0 million of our 7.125% senior subordinated notes. At December 31, 2008, we had $315.0 million of debt outstanding, compared with $1,171.1 million at December 31, 2007. For more information, see “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pension and Benefit Plans

Effective January 1, 2008, we spun off the portion of each benefit plan attributable to employees or retirees of the Paper and Packaging & Newsprint businesses. Effective February 22, 2008, under the terms of the Purchase and Sale Agreement with Boise Inc., we transferred sponsorship of the spunoff plans to Boise Paper Holdings, L.L.C., a subsidiary of Boise Inc., and only those employees, terminated vested participants, and retirees whose employment was with our Wood Products, Building Materials Distribution, and some corporate and discontinued operations continue to be covered under the plans remaining with us. As a result of the Sale, our annual pension expense and contributions to the plans going forward will be less than they would have been had the Sale not occurred.

Outsourcing Services Agreement

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee. The absorption fee of $5.0 million is allocated among the services provided under the contract and declines to zero in total and on an allocable basis over the initial three-year term of the agreement. In 2008, we recognized $12.1 million of costs related to this agreement, of which we recorded $1.7 million in “Materials, labor, and other operating expenses from related parties,” $2.3 million in “Selling and distribution expenses,” and $8.1 million in “General and administrative expenses from related party” in our Consolidated Statement of Loss.

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

Our Segments

After the Sale, we operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments.

Building Materials Distribution.  Our Building Materials Distribution segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to customers that resell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets.

Wood Products.  Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in residential, light commercial construction, and repair-and-remodeling markets. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our own wholesale building materials distribution outlets. During 2008, approximately 46% of the wood products we manufactured, including approximately 67% of our EWP, were sold to our Building Materials Distribution segment.

Corporate and Other.  Our Corporate and Other segment primarily includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Since the Sale, we have purchased many of these services from Boise Inc. under an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us at cost. See Note 5, Transactions With Related Parties, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information. Prior to the Sale, this segment also included certain rail and truck transportation businesses and related assets. During the years ended December 31, 2008, 2007, and 2006, segment sales related primarily to our rail and truck transportation businesses and were $8.6 million, $58.9 million, and $60.7 million, respectively.

Recent Trends and Operational Outlook

The U.S. Census Bureau reported 2008 housing starts in the U.S. at 0.9 million units, which is significantly below historical trends of an average of approximately 1.7 million units per year over the prior ten years. In December 2008 and January 2009, the number of seasonally adjusted annualized units declined to 0.6 million units and 0.5 million units, respectively. Housing starts in 2004 and 2005 were approximately 2.0 million per year, with 2006 and 2007 coming in around 1.8 million units and 1.4 million units, respectively. This above-trend period was fueled by low mortgage rates, a strong economy with low unemployment, and the growth of the subprime mortgage market and the various mortgage securitization mechanisms developed by financial institutions. In the second half of 2007, turbulence in the mortgage market and a significant oversupply of homes for sale led to a sharp drop-off in housing construction and demand for our products. The inventory of unsold homes is elevated relative to historical levels and foreclosure rates have increased in many parts of the United States. Housing markets across the country have been negatively affected by recent events.

While our products are used in repair-and-remodel activities, as well as light commercial construction, our results are principally driven by new single-family home construction. In many parts of the country, demand for building products continues to be weak, and there is ongoing pricing pressure as suppliers compete for the limited business available.

Input costs are another key factor of our recent results. Energy costs, including electricity, natural gas, and diesel fuel, were higher than historical norms in the spring and summer of 2008. This raised our freight and manufacturing costs both directly and indirectly by raising key variable-cost inputs, such as glues and resins. Global supply and demand factors, as well as the weak U.S. dollar, contributed to the persistence of higher energy and other commodity price trends. These trends in energy and commodity prices reversed in the second half of the year as the markets began to anticipate a global economic slowdown. Our log costs have started to decline as a result of weak industry conditions.

We expect market conditions during 2009 to remain difficult. During 2008, we took rolling curtailments at a number of our wood products operations to maintain appropriate inventory levels, while trying to minimize the negative impact of the curtailments on our employees and our operating results. In 2008, we permanently closed our White City, Oregon, lumber operation and our St. Helens, Oregon, veneer operation. We also sold our Brazilian subsidiary. In March 2009, we will close our plywood operation in White City, Oregon. It is likely that we will need to continue our practice of rolling curtailments at a number of our facilities, doing so in a manner that allows us to retain our skilled workforce and keep our inventories in balance in light of weak demand and product pricing. We will continue to evaluate the long-term viability and value to our business strategy of our remaining operating facilities and may conclude that additional facilities should be closed or sold in response to market conditions.

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

•                  Boise Inc.’s performance under the Outsourcing Services Agreement; and

•                  The other factors described in “Part I, Item 1A. Risk Factors” in this Form 10-K.

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

Comparing 2008 with 2007, sales of EWP from our Wood Products segment decreased from approximately 42% of segment sales in 2007 to 33% of sales in 2008. The ongoing weakness in new residential construction has impeded our ability to grow our EWP sales. Comparing 2008 with 2007, our laminated veneer lumber (LVL) and I-joist sales volumes decreased 28% and 38%, respectively.

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

Demand

Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States and to a lesser extent light commercial construction and residential repair-and-remodeling activity. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, immigration rates, homeowner vacancies, demand for second homes, existing home prices, consumer confidence, and other general economic factors. Industry supply is influenced primarily by operating rates of existing facilities but is also influenced over time by the introduction of new product technologies and capacity additions. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada.

Housing starts in the U.S. have fallen dramatically since early 2006, resulting in much lower building products shipments and pricing for us and many others in the industry. The length and magnitude of industry cycles have varied over time, and we are uncertain as to how long the current supply-demand imbalances will persist. Many of the wood products we produce or distribute, including oriented strand board (OSB), plywood, lumber, and particleboard, are commodities that are widely available from other producers or distributors. Even our noncommodity products, such as EWP, are affected by commodity prices since the cost of producing EWP is affected by veneer and OSB prices. Commodity products have few distinguishing qualities from producer to producer, and as a result, competition for these products is based primarily on price, which is determined by supply relative to demand.

Supply

Industry supply of wood products is affected by the number of operational or idled facilities, the building of new capacity, and the shutting down of existing capacity. Capacity also tends to increase gradually over time without significant capital expenditures, as manufacturers improve production efficiencies. Generally, more capacity is added or employed when supply is tight and margins are relatively high, and capacity is idled or eliminated when capacity significantly exceeds demand and margins are poor.

While new capacity additions are constrained by the high capital investment and long lead times required to plan, obtain regulatory approvals for, and build a new mill, a favorable pricing environment may prompt manufacturers to initiate expansion projects.

Some major OSB producers have announced indefinite shutdowns or permanent closures of existing facilities, and others have announced delays in previously announced capacity additions. A number of OSB producers have announced the intention to produce a strand lumber product that is intended to be a substitute for EWP in some applications. One of the strand lumber mills recently announced commencement of production. The ability of the facility to cost-effectively produce such a product that meets required performance standards and its impact on the EWP market are uncertain. A number of lumber and plywood producers have also announced temporary, indefinite, or permanent facility curtailments in response to the weak demand environment.

Industry supply of wood products is also influenced by the level of imports and overseas production capacity, which has grown in recent years. The relative weakness of the U.S. dollar has mitigated the level of imports in recent years.

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

In our Building Materials Distribution segment, the primary cost is for products procured for resale, which represents over 90% of our total costs. Occupancy, labor, and delivery costs are also important factors that affect our earnings in this segment.

Labor.  Our labor costs tend to increase steadily due to inflation in healthcare and wage costs.

As of February 28, 2009, we had approximately 4,600 employees. Approximately 1,700, or 37%, of these employees work pursuant to collective bargaining agreements. Labor contracts covering approximately 700 employees with the Carpenters Industrial Council expire on July 15, 2009, at our Florien and Oakdale, Louisiana, plywood plants. We do not anticipate that we will start bargaining these contracts until late in the second quarter of 2009. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Wood fiber.  Our primary raw material is wood fiber. For the years ended December 31, 2008, 2007, and 2006, wood fiber accounted for 39%, 42%, and 40% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment.

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

Curtailments of solid wood manufacturing in the Northwest led to limited availability and higher prices for residual fiber in the first half of 2008. Pulp mill curtailments in the Northwest in the second half of 2008, as well as steps taken by pulp producers to manufacture wood chips, resulted in weaker prices for residual fiber as the year progressed. This negatively impacted our byproducts sales of wood chips from our lumber, veneer, and plywood operations in the second half of 2008, and we expect this oversupply situation to continue into 2009.

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

Energy.  Prices for energy, particularly electricity, natural gas, and diesel, have been volatile in recent years, at times substantially exceeding historical averages. For the years ended December 31, 2008, 2007, and 2006, energy costs represented approximately 5%, 4%, and 4% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. Relative to the prior year, fuel costs increased in our Building Materials Distribution segment.

Chemicals.  Important chemicals we use in the production of our wood products are resins and glues. For the years ended December 31, 2008, 2007, and 2006, purchases of chemicals represented 6%, 7%, and 6% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. We experienced higher chemical costs in the current year, compared with historical standards, due primarily to chemical market supply and demand dynamics.

Inflationary and seasonal influences.  Our major costs of production are labor, wood fiber, energy, and chemicals. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. We also experienced higher volatility in chemical costs in 2008, compared with historical trends, due primarily to chemical market supply and demand dynamics and the impact of energy markets on chemical producers. Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodel activity, and light commercial and industrial conversion activities. We typically have higher sales and working capital in the second and third quarters because of increased construction activity (due to warmer weather). In addition, seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.

Our Operating Results

The following tables set forth the results of operations in dollars and as a percentage of sales for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31
	2008	2007	2006
	(millions)
Sales
Trade	$2,831.3	$4,797.8	$5,204.0
Related parties	146.2	615.7	575.9
	2,977.5	5,413.5	5,779.9

Costs and expenses
Materials, labor, and other operating expenses	2,620.1	4,705.3	5,063.1
Materials, labor, and other operating expenses from related parties	70.0	—	—
Depreciation, amortization, and depletion	36.3	123.9	155.3
Selling and distribution expenses	231.6	285.7	283.6
General and administrative expenses	36.6	84.1	88.4
General and administrative expenses from related party	8.1	—	—
Gain on sale of Paper and Packaging & Newsprint assets	(2.9)	—	—
Other (income) expense, net	10.6	(5.7)	6.1
	3,010.4	5,193.3	5,596.5

Income (loss) from operations	$(32.9)	$220.2	$183.4

	(percentage of sales)
Sales
Trade	95.1%	88.6%	90.0%
Related parties	4.9	11.4	10.0
	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including from related parties	90.3%	86.9%	87.6%
Depreciation, amortization, and depletion	1.2	2.3	2.7
Selling and distribution expenses	7.8	5.3	4.9
General and administrative expenses, including from related party	1.5	1.5	1.5
Gain on sale of Paper and Packaging & Newsprint assets	(0.1)	—	—
Other (income) expense, net	0.4	(0.1)	0.1
	101.1%	95.9%	96.8%

Income (loss) from operations	(1.1)%	4.1%	3.2%

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products in our Building Materials Distribution and Wood Products segments for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31
	2008	2007	2006
	(millions)
Segment Sales
Building Materials Distribution	$2,109.4	$2,564.0	$2,950.3
Wood Products	795.9	1,010.2	1,155.9

	(percentage of Building Materials Distribution sales)
Product Line Sales
Commodity	46.2%	44.0%	45.2%
Engineered wood	11.9	14.7	15.7
General line	41.9	41.3	39.1

	(millions)
Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	7.6	10.6	12.1
I-joists (equivalent lineal feet)	117	188	219
Plywood (sq. ft.) (3/8” basis)	1,228	1,223	1,268
Lumber (board feet)	191	231	277
Particleboard (sq. ft.) (3/4” basis)	104	151	157

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,573	$1,702	$1,896
I-joists (1,000 equivalent lineal feet)	942	1,026	1,110
Plywood (1,000 sq. ft.) (3/8” basis)	248	264	256
Lumber (1,000 board feet)	369	437	478
Particleboard (1,000 sq. ft.) (3/4” basis)	357	317	339

Operating Results

2008 Compared With 2007

Total sales decreased $2.4 billion, or 45%, to $3.0 billion in 2008 from $5.4 billion in 2007. The decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. The sold businesses had sales of $2.3 billion in 2007. For the period of January 1 through February 21, 2008, the sold businesses had sales of $359.9 million. Sales decreased in our Building Materials Distribution and Wood Products segments due to weaker product demand and prices as new residential housing demand in the U.S. declined.

Building Materials Distribution.  Sales decreased $454.6 million, or 18%, to $2,109.4 million in 2008 from $2,564.0 million in 2007. The decrease was driven primarily by a 19% decline in the volume of product sold, offset in part by a 1% increase in product prices. The reduced volumes were the result of decreased demand in new residential construction markets. Relative to 2007, EWP sales represented a lower percentage of our overall Building Materials Distribution sales, as EWP sales are more dependent on new residential construction than the commodity products we sell.

Wood Products.  Sales decreased $214.3 million, or 21%, to $795.9 million in 2008 from $1,010.2 million in 2007. The decrease in sales was driven primarily by lower volumes and/or prices for all of our products. In 2008, the decline in EWP volumes and prices had the biggest impact on our reported sales. Compared with 2007, sales volumes for LVL and I-joists declined 28% and 38%, respectively, while the average net selling prices for both LVL and I-joists decreased approximately 8%. Also contributing to the decrease in sales during the year were lower sales prices for plywood, lower sales volumes for particleboard, and lower sales volumes and prices for lumber.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, decreased $2.0 billion, or 43%, to $2.7 billion in 2008, compared with $4.7 billion in 2007. The decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. The sold businesses had materials, labor, and other operating expenses, including from related parties, of $2.0 billion in 2007. For the period of January 1 through February 21, 2008, the sold businesses had materials, labor, and other operating expenses, including from related parties, of $321.6 million. In our building products businesses, materials, labor, and other operating expenses, including from related parties, decreased due to lower purchased materials costs in our Building Materials Distribution segment due to lower sales volumes. Also contributing to the decline were lower log costs, offset in large part by higher conversion costs, in our Wood Products segment. Fiber costs for our Wood Products segment declined, primarily due to lower log prices and lower log consumption.

Depreciation, amortization, and depletion expenses decreased $87.6 million, or 71%, to $36.3 million in 2008, compared with $123.9 million in 2007. The year ended December 31, 2007, included approximately $84.6 million of depreciation and amortization expense related to the sold Paper, Packaging & Newsprint, and Corporate and Other segments that was not included in 2008, because the assets were sold on February 22, 2008, and because, prior to the Sale, we had discontinued depreciation and amortization on the assets as a result of classifying them as held for sale. Of the $84.6 million of depreciation and amortization expense recorded during the year ended December 31, 2007, $45.0 million related to our Paper segment, $37.7 million related to our Packaging & Newsprint segment, and $1.9 million related to our Corporate and Other segment.

Selling and distribution expenses decreased $54.1 million, or 19%, to $231.6 million in 2008, compared with $285.7 million in 2007. Relative to 2007, selling and distribution expenses decreased $50.4 million as a result of the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. Selling and distribution expenses declined in our Building Materials Distribution and Wood Products segments due to lower sales activity; however, selling and distribution expenses were higher as a percentage of sales, as these costs did not decline at the same pace as sales.

General and administrative expenses, including $8.1 million of related party expenses incurred under the Outsourcing Services Agreement with Boise Inc., decreased $39.4 million, or 47%, to $44.7 million in 2008, compared with $84.1 million in 2007. The decrease was driven primarily by lower compensation costs associated with operating as a smaller company.

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Year Ended December 31
	2008	2007
	(millions)

Facility closures (a)	$9.9	$—
Loss on sale of note receivable from related party (b)	8.4	—
Sales of assets, net (c)	(7.9)	(2.3)
Changes in retiree healthcare programs	—	(4.4)
Other, net	0.2	1.0
	$10.6	$(5.7)

(a)                                  In 2008, we permanently closed our veneer operation in St. Helens, Oregon, and recorded $1.8 million of expense related to the closure in “Other (income) expense, net” and $2.0 million of expense for the write-down of log inventories in “Materials, labor, and other operating expenses” in our Consolidated Statement of Loss.

In December 2008, we committed to closing the plywood manufacturing facility in White City, Oregon, and we recorded $7.5 million of expense related to the planned closure. The facility is scheduled to close in March 2009.

(b)                                 In 2008, we sold the note receivable from Boise Inc. for $52.7 million after selling expenses, and we recorded an $8.4 million loss on the sale.

(c)                                  In 2008, we sold our indirect wholly owned subsidiary in Brazil, Boise Cascade do Brasil LTDA., to Aracruz Celulose, S.A., for $45.5 million after selling expenses, and we recorded a $5.7 million net gain on the sale.

Income (Loss) From Operations

Income (loss) from operations decreased $253.1 million, or 115%, from income of $220.2 million in 2007 to a loss of $32.9 million in 2008. The decrease was primarily the result of the sale of our Paper and Packaging & Newsprint assets in first quarter 2008, which reported $160.5 million of income from operations in 2007 and $23.1 million of income from operations for the period of January 1 through February 21, 2008. We also reported lower operating income in our Building Materials Distribution and Wood Products segments as unprecedented turmoil in the mortgage market and a significant oversupply of homes for sale led to a sharp drop-off in housing construction and demand for our products. The impact of reduced demand on sales prices and volume is discussed in more detail below.

Building Materials Distribution.  Segment income decreased $32.3 million, or 62%, from $51.8 million in 2007 to $19.5 million in 2008. The decrease was driven primarily by lower gross margin dollars available to cover relatively fixed expenses, such as occupancy, payroll, and delivery costs, as sales volumes declined year over year.

Wood Products. Segment income (loss) decreased $78.7 million, or 333%, from income of $23.6 million in 2007 to a loss of $55.1 million in 2008. The decrease was driven primarily by a combination of lower sales volumes and/or prices for most of our products, coupled with higher conversion costs. These negatives were slightly offset by lower log costs. In addition, during 2008, the Wood Products segment recorded a $5.9 million net loss related to nonstrategic asset sales and/or expenses related to facility closures, compared with a $0.9 million net gain recorded in 2007.

Other

Equity in net loss of affiliate and impairment of investment in equity affiliate.  In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. This ownership interest provides us with the ability to exercise significant influence. Accordingly, we account for our investment under the equity method of accounting. We adjust the amount of our investment monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. Our ownership interest and consequently our proportionate share of Boise Inc.’s net income or loss, changes when we or Boise Inc. engage in transactions of Boise Inc. common stock with third parties. Changes in ownership interest may also result in our recording an ownership interest dilution gain or loss.

In 2008, we recorded $219.4 million of expense related to our investment in Boise Inc. in our Consolidated Statement of Loss. Of the $219.4 million of expense, we recorded $208.1 million of expense in “Impairment of investment in equity affiliate” and $11.3 million of expense in “Equity in net loss of affiliate” in our Consolidated Statement of Loss as follows (in millions):

Impairment of investment in equity affiliate (a)	$(208.1)

Equity in Boise Inc.’s net loss	(22.8)
Adjustment for impairment recognized by Boise Inc. (b)	6.2
Amortization of basis differential (c)	5.3
Equity in net loss of affiliate	(11.3)

Total	$(219.4)

(a)                                  On September 30, 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We made this determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. The Boise Inc. stock trading price declined from $8.56 on February 21, 2008, to $1.56 on September 30, 2008. Accordingly, we recorded a $208.1 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Loss in 2008. This charge reflects the decrease in the fair value of the investment below its carrying value. The fair value of our investment in Boise Inc. was calculated based on our 37.9 million of Boise Inc. shares and Boise Inc.’s stock price on September 30, 2008, of $1.56.

(b)                                 In accordance with APB No. 18, we allocated the $208.1 million impairment charge to Boise Inc.’s long-lived assets on a pro rata basis based on the net book values assigned to their assets on September 30, 2008. Subsequent to our recording an impairment of our investment, Boise Inc. recognized a $19.8 million charge for the impairment of long-lived assets, of which we were allocated 49% when we recorded our proportionate share of Boise Inc.’s net loss. Based on our allocation of the $208.1 million charge to Boise Inc.’s long-lived assets, we concluded we had already expensed $6.2 million of the $19.8 million charge Boise Inc. recorded for long-lived asset impairment. Accordingly, we adjusted our equity in net loss of Boise Inc. for the $6.2 million we had already expensed.

(c)                                  At December 31, 2008, the carrying value of our investment in Boise Inc. was approximately $199.2 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to the write-down of our investment in Boise Inc. In accordance with APB Opinion No. 18, we are amortizing the difference to income on a straight-line basis over 10.4 years, which represents the remaining weighted-average useful life of Boise Inc.’s assets. In 2008, the amortization of the basis differential resulted in our recognizing $5.3 million of income in “Equity in net loss of affiliate” and will result in our recognizing approximately $19.2 million of income per year for the next 10.4 years, which will be increased or decreased by our proportionate share of Boise Inc.’s net income or loss.

In accordance with SEC Regulation S-X Rule 3-09, Separate Financial Statements of Subsidiaries not Consolidated and 50 Percent or Less Owned Persons, we filed Boise Inc.’s 2008 audited consolidated financial statements as Exhibit 99 to this Form 10-K.

Change in fair value of interest rate swaps.  The years ended December 31, 2008 and 2007, included $6.3 million of expense and $3.7 million of income related to changes in the fair value of our interest rate swaps. We terminated all of the swaps in February 2008.

Interest expense.  In 2008, interest expense was $34.3 million, compared with $96.8 million in 2007. The decrease in interest expense is primarily attributable to the significant reduction in our long-term debt. At December 31, 2008, our long-term debt was $315.0 million, compared with $1.1 billion a year ago. The decrease in long-term debt is primarily attributable to the use of the majority of the proceeds from the Sale to reduce debt. For more information, see “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax (provision) benefit.  Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the year ended December 31, 2008, income tax expense was $0.5 million, compared with $8.0 million in 2007. Relative to 2007, the decrease in income tax expense is primarily related to no income tax expense related to cash flow hedges in 2008. During the years ended December 31, 2008 and 2007, our effective tax rates for our separate subsidiaries that are taxed as corporations were 43.9% and 40.3%. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

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

Paper.  Sales increased $101.5 million, or 7%, to $1,596.2 million in 2007 from $1,494.7 million in 2006. The increase in sales was the result of increased sales prices, as producers closed, converted, or curtailed operations to keep production balanced with demand.

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

Costs and Expenses

Materials, labor, and other operating expenses decreased $357.8 million, or 7%, to $4.7 billion in 2007 from $5.1 billion in 2006. This decrease was driven primarily by lower purchased materials costs in our Building Materials Distribution segment of $368.1 million and lower wood costs in our Wood Products segment of $35.1 million, as decreased residential construction activity led to lower demand for these materials. In addition, compared with 2006, we had $9.2 million lower energy costs in our manufacturing businesses. These lower costs were offset in part by higher conversion costs in our Wood Products segment. Compared with 2006, fiber costs increased approximately $19.0 million and $25.4 million in our Paper and Packaging & Newsprint segments, respectively. These increases in fiber costs resulted primarily from a 12% per ton increase and 25% per ton increase in wood costs in our Paper and Packaging & Newsprint segments. In our Paper segment, fiber costs increased in early 2007, compared with 2006, as a result of reduced residual availability in the Pacific Northwest and higher purchased pulp and purchased wastepaper costs. In our Packaging & Newsprint segment, fiber costs increased as unusually wet weather in Louisiana reduced access to lowland forests, forcing us to procure wood from further distances. Compared with 2006, chemical costs increased $9.6 million and $3.8 million in our Paper and Packaging & Newsprint segments, respectively, as a result of higher prices for many of the commodity chemical inputs to our processes. Our Paper segment’s chemical cost increases were the result of higher prices for pulp, bleaching, and additives. In addition, we experienced increased fixed costs.

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

General and administrative expenses decreased $4.3 million, or 5%, to $84.1 million in 2007 from $88.4 million in 2006. Relative to 2006, general and administrative expenses decreased, primarily due to lower training and compensation costs.

Other (income) expense, net, was $5.7 million of income in 2007, compared with $6.1 million of expense in 2006. In 2007, other (income) expense, net, primarily included $4.4 million of income for changes in our retiree healthcare programs and $2.3 million of income from the sales of assets, net. The income in 2007 was offset in part by $1.0 million of expense for project costs and other miscellaneous items. In 2006, other (income) expense, net, included $3.7 million of income for changes in our retiree healthcare programs, offset by $4.5 million of expense for special projects, $3.7 million of expense related to the loss on sale of assets, which includes $1.7 million of expense for the loss on the sale of our headquarters building, and other miscellaneous income and expense items.

Income (Loss) From Operations

Income from operations increased $36.8 million, or 20%, from $183.4 million in 2006 to $220.2 million in 2007. The increase was primarily the result of improved performance in the Paper segment, offset in part by lower income in the Wood Products, Building Materials Distribution, and Packaging & Newsprint segments.

Building Materials Distribution.  Segment income decreased $23.5 million, or 31%, from $75.3 million in 2006 to $51.8 million in 2007. The decrease was primarily due to lower sales volumes and sales prices, which were driven by lower demand in new residential construction markets. These decreases were offset in part by lower costs for purchased materials.

Wood Products. Segment income decreased $13.6 million, or 37%, from $37.2 million in 2006 to $23.6 million in 2007. The decrease was driven primarily by lower sales prices and sales volumes, coupled with higher conversion costs. These decreases were offset in part by lower log and other raw material costs.

Paper.  Segment income increased $69.2 million, or 110%, to $132.3 million in 2007, compared with $63.1 million in 2006. The increase was driven by higher sales prices, offset in part by higher fiber and chemical costs. In addition, we recorded $21.7 million of lower depreciation and amortization expenses as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

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

Other

Change in fair value of interest rate swaps. For the year ended December 31, 2007, we recorded $3.7 million of income in “Change in fair value of interest rate swaps,” which included $8.4 million of income related to the change in the fair value of interest rate swaps in connection with the repayment of some of our variable-rate debt, partially offset by $4.6 million of expense related to changes in the fair value of our interest rate swaps that we accounted for as economic hedges.

Interest expense.  For the year ended December 31, 2007, interest expense was $96.8 million, compared with $112.4 million in 2006. The decrease in interest expense is primarily attributable to repaying the note payable to a related-party entity, Boise Land & Timber Corp., in November 2006, as well as a $46.0 million decrease in debt outstanding at December 31, 2007, compared with December 31, 2006. Partially offsetting the decrease in interest expense were the write-off of $4.5 million of deferred financing costs resulting from the repayment of our $250 million unsecured floating-rate notes and the $1.8 million write-off resulting from the repayment of our Tranche D term loan and reduction in borrowing capacity under our previous revolving credit facility.

Income tax (provision) benefit.  Income tax expense was $8.0 million in 2007, compared with $3.6 million in 2006. For the year ended December 31, 2007, the increase primarily related to income tax expense related to our cash flow hedges and the true-up of miscellaneous state income tax items. For the year ended December 31, 2007, our effective tax rate for our separate subsidiaries that are taxed as corporations was 40.3%, compared with 37.3% for 2006. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income. The 2006 income tax expense relates primarily to expense recognized by our taxable subsidiaries.

Industry Mergers and Acquisitions

We have not seen significant merger and acquisition activity in the building products area other than the acquisition of International Paper’s wood products facilities by Georgia-Pacific in 2007.

We may engage in acquisition or divestiture discussions, including those entered into during the year, as discussed in “Sale of Our Paper and Packaging & Newsprint Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, with other companies and make divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. In 2008, we sold our Brazilian subsidiary. For additional information related to the sale of our Brazil operations, see the discussion of “Other (income) expense, net” in “Costs and Expenses” under “Our Operating Results” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During 2008, our liquidity position strengthened as we used the proceeds from the Sale and an initial borrowing under the Revolving Credit Facility to repay $1,085.6 million of long-term debt. In addition, we received $121.8 million in net proceeds from the sale of other nonstrategic assets (see Investment Activities below for more information). At December 31, 2008, we had $275.8 million of cash and cash equivalents, compared with $57.6 million at December 31, 2007. We are obligated under our 7.125% senior subordinated notes to use the net proceeds (as defined in the indenture) of $98.3 from the sale of nonstrategic assets within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. At December 31, 2008, we had approximately $72.5 million of cash that remained governed by the senior subordinated note asset sale provision. The one year provision in our senior subordinated note agreement requires that we use $27.0 million and $45.5 million of the proceeds by June 10 and July 1, 2009, respectively. We expect to use $15 million to $20 million of the remaining cash from these asset sales to make capital expenditures with the remainder expected to be used to repay indebtedness under the Revolving Credit Facility.

At December 31, 2008, the net cash proceeds received from the asset sales were invested in high-quality, short-term investments, which we record in “Cash and cash equivalents.” The securities in which we are investing include money market funds that invest solely in U.S. Treasury securities, commercial paper issued by leading financial institutions rated at least upper medium grade (A-1) or prime (P-1), commercial paper issued by asset-backed conduits where the backup liquidity facility is provided by a leading financial institution and the program is rated at least A-1 or P-1, and similar instruments where we believe the risk of default or illiquidity is minimal. We diversify our short-term investments to reduce our credit exposure to a single obligor.

Against the backdrop of a weak economy and a sharp drop-off in housing construction and demand for our products, there is uncertainty around the amount of cash flow we will generate in 2009. However, we believe that our cash and short-term investments, as well as our available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, and working capital needs for the next 12 months. If a contractually committed lender fails to honor its commitment under the Revolving Credit Facility, the other lenders would remain committed for their portion of the total facility. A total of 12 lenders participated in the Revolving Credit Facility at December 31, 2008, and the largest single commitment under the Revolving Credit Facility was $75 million. In early 2009, two of our lenders merged and, on a combined basis, represent a commitment of $112 million. At December 31, 2008, we had $75.0 million of outstanding loans under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed-charge coverage ratio is below 1:1, as it was on December 31, 2008, by a further requirement that we maintain a combination of unrestricted cash and borrowing base less outstanding loans at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. Thus, at December 31, 2008, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $333.9 million calculated as follows:

Net availability under Revolving Credit Facility	$103.1
Cash	275.8
Availability threshold	(45.0)
$333.9

In 2008, the significant decline in global equity markets and turmoil in the credit markets caused our pension investment portfolio to suffer significant losses. As a result of investment losses, new benefits earned, and actuarial assumption changes, our funding shortfall increased from $86.9 million at December 31, 2007, to $162.6 million at December 31, 2008, measured on a projected benefit obligation basis. While the Worker, Retiree, and Employee Recovery Act of 2008 provides some relief as to the timing of our required future cash contributions, we expect to make material contributions to our pension plans for the next several years barring a dramatic recovery in equity and debt market security valuations or a sizable increase in the discount rate used to measure our liabilities. We are required to contribute $4.4 million to our pension plans in 2009. In March 2009, we made $25.0 million of discretionary contributions to improve the funded status of our plans.

Our ability to continue to fund our debt service requirements and operations may be affected by general economic, financial, competitive, legislative, and regulatory factors, and as a result, we cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available for use under the Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Sources and Uses of Cash

In 2008, our primary source of cash was revenue generated from the sale of our building products. As discussed under “Operating Results” in this Management’s Discussion and Analysis and Results of Operations, sales decreased in 2008 primarily due to the sale of our Paper and Packaging & Newsprint businesses in first quarter 2008. The sales of our building products also decreased in 2008 due to weaker product demand and prices as new residential housing demand in the U.S. declined. We also generate cash from borrowings on our credit facilities. See the discussion of our credit facilities including our covenants under “Financing Activities” below. In recent years, we have generated cash proceeds from the sale of nonstrategic assets (see the “Investment Activities” discussion below).

Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including fiber, inventory purchased for resale, labor, energy, and chemicals. In addition to paying for ongoing operating costs, we use cash to invest in our business, repay debt, and meet our contractual obligations and commercial commitments. See the “Contractual Obligations” section of this Management’s Discussion and Analysis and Results of Operations for information related to our enforceable and legally binding obligations at December 31, 2008.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories in our Building Materials Distribution segment and expenditures related to the manufacture of building products, including fiber, energy, labor, and chemicals, in our Wood Products segment. Operating activities provided (used) cash in 2008, 2007, and 2006 as follows:

2008 Compared With 2007

In 2008 and 2007, our operating activities used $24.4 million and provided $250.1 million of cash, respectively. Relative to 2007, the decrease in cash provided by operations relates primarily to the following:

•                        Items in net income (loss) provided $1.8 million of cash during 2008, compared with $275.4 million of cash in 2007.  The decrease is due to the sale of our Paper and Packaging & Newsprint assets in first quarter 2008 and lower income in our Building Materials Distribution and Wood Products segments due to significant deterioration in the U.S. housing market. As discussed under “Our Operating Results” above, this lower income was driven primarily by lower sales activity, resulting in fewer gross margin dollars being generated to cover cash operating costs, in our Building Materials Distribution segment and by a combination of lower sales volumes and/or prices for most of our products, coupled with higher conversion costs, in our Wood Products segment.

•                  Changes in working capital.  Unfavorable changes in working capital used $4.6 million of cash from operations. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and seasonal fluctuations in our operations. During 2008, the increase in working capital was primarily attributable to a decrease in accounts payable and accrued liabilities, offset by decreases in accounts receivable, inventory, and other assets. The decrease in accounts receivable reflects a lower level of sales activity due to weaker product demand and prices as U.S. new residential housing demand declined. Due to the decrease in product demand, we took rolling curtailments at a number of our wood products operations and reduced inventories in our building materials distribution business to maintain appropriate inventory levels. The decrease in accounts payable was due primarily to a reduction in inventory and a decrease in overall costs in 2008. See “Our Operating Results” above for more information.

•                        More cash contributions to our pension and postretirement benefit plans.  During 2008, we used $21.0 million of cash to make pension contributions and other postretirement benefit payments, compared with $1.1 million during 2007. Of the 2008 contributions, $11.0 million was included in the pension assets transferred in the Sale.

2007 Compared With 2006

In 2007, our operating activities provided $250.1 million of cash, compared with $253.7 million in 2006. Relative to 2006, the decrease in cash provided by operations related primarily to the following:

•                  Changes in working capital.  In 2007, changes in working capital used $26.4 million of cash from operations, compared with $8.0 million in 2006. During the year ended December 31, 2007, the increase in working capital was primarily attributable to a decrease in accounts payable and accrued liabilities in Building Materials Distribution and Wood Products, as well as higher inventories in these segments. The lower levels of accounts payable and accrued liabilities in Building Materials Distribution reflected a lower level of sales activity due to the continued housing market slowdown. Higher inventory levels in Building Materials Distribution were primarily the result of the expansion of and additions to our distribution operations, which resulted in those locations carrying higher levels of inventory relative to 2006. Wood Products experienced higher levels of inventories primarily as a result of higher EWP and, to a lesser extent, log inventories. Relative to 2006, the increase in EWP inventories was primarily the result of returning to traditional inventory levels in 2007 from lower-than-usual levels in the prior year. The increase in inventories and lower level of accounts payable and accrued liabilities were partially offset by lower receivables.

•                  Lower cash contributions to our pension and postretirement benefit plans.  Partially offsetting the unfavorable changes in working capital was $19.6 million of lower pension and other postretirement benefit contributions in 2007 relative to 2006.

Investment Activities

Cash investing activities provided $1,271.4 million in 2008, compared with $186.7 million used in 2007 and $150.7 million used in 2006. In all periods, capital expenditures for property and equipment consisted primarily of expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

2008

We received $1,323.7 million of net cash from the sale of assets in 2008, as follows:

(millions)

Proceeds from sale of Paper and Packaging & Newsprint assets	$1,277.2
Selling expenses	(37.3)
Cash contributed to Boise Inc.	(38.0)
Sales proceeds, net of selling expenses and cash contributed	1,201.9
Proceeds from the sale of Brazil operations, net	45.5
Proceeds from other asset sales, net	23.6
1,271.0
Proceeds from the sale of note receivable from Boise Inc., net	52.7
$1,323.7

In connection with the sale of our Paper and Packaging & Newsprint assets, we received $1,201.9 million, which is net of $38.0 million of cash contributed to Boise Inc. and $37.3 million of selling expenses, which included $24.9 million of financing costs that we agreed to pay for Boise Inc. We also received approximately $45.5 million of cash for the sale of our Brazil operations and $23.6 million of cash for the sale of our Vancouver, Washington, and Independence, Oregon, closed mill sites and other miscellaneous assets. During 2008, cash investing activities also included $52.7 million of net proceeds from the sale of the note receivable from Boise Inc. We used $51.9 million of cash for purchases of property, plant, and equipment ($10.2 million of which was invested in the Paper and Packaging & Newsprint businesses we sold on February 22, 2008).

Details of 2008 capital investment by segment are included in the table below:

	Year Ended December 31, 2008
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other	Total
		(millions)

Building Materials Distribution	$0.6	$—	$4.5	$5.1
Wood Products	5.0	3.2	26.4	34.6
Paper (b)	0.6	1.0	3.4	5.0
Packaging & Newsprint (b)	3.1	0.8	1.3	5.2
Corporate and Other	1.2	0.2	0.6	2.0
	$10.5	$5.2	$36.2	$51.9

(a)                                  Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)                                 Included purchases for the period of January 1 to February 22, 2008, the date of the Sale.

We expect capital investments in 2009 to total approximately $30 million to $35 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic condition, and timing of equipment purchases. Our capital spending in 2009 will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. During 2008, we spent approximately $7 million on environmental compliance. We expect to spend approximately $1 million in 2009 for this purpose.

2007

In 2007, investing activities included $188.0 million of capital expenditures for the purchase of property, plant, and equipment. Approximately $45 million of our expenditures for property, plant, and equipment related to the reconfiguration of the paper machine at our pulp and paper mill in Wallula, Washington, to produce both pressure sensitive paper and commodity uncoated free sheet. Also included in this amount is $10 million of spending related to the installation of a shoe press in the DeRidder, Louisiana, mill to reduce its use of energy in producing linerboard. Investing activities also included $27.8 million of proceeds from the sale of assets, which included $10.1 million of net proceeds from the sale of our newly constructed building materials distribution center in Milton, Florida, which we completed during the second quarter. In connection with the sale of our Milton facility, we leased it back over a 15-year lease term. We received approximately $5.2 million (net of cash costs paid to the buyer) from the sale of the paper converting facility in Salem, Oregon. Additionally, in 2007 we received approximately $3.7 million and $3.2 million of proceeds from the sale of the Wallula, Washington, fiber farm and Jackson, Alabama, sawmill.

Investing activities in 2007 also used $32.5 million of cash to pay amounts owed to OfficeMax under the Additional Consideration Agreement. As part of the Forest Products Acquisition, we entered into an Additional Consideration Agreement with OfficeMax, pursuant to which we agreed to adjust the purchase price based on changes in paper prices over the six-year period following the Forest Products Acquisition. Under the Additional Consideration Agreement, we could pay to OfficeMax, or OfficeMax could pay to us, a maximum aggregate amount of $125.0 million, in each case net of payments received. After each anniversary of the Forest Products Acquisition, we reviewed paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts were owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. Based on paper prices during the third anniversary period ended October 29, 2007, we paid OfficeMax $32.5 million. This agreement was terminated in connection with the Sale, and we will neither receive payments from, nor make subsequent payments to, OfficeMax under this agreement.

2006

In 2006, investing activities included $153.5 million of capital expenditures for the purchase of property and equipment. Investing activities also included approximately $42.6 million of cash paid for the purchase of Central Texas Corrugated’s assets in Waco, Texas. These expenditures were partially offset by $43.5 million of proceeds from sales of assets, including $27.2 million of proceeds from the sale of our headquarters building in Boise, Idaho; $11.0 million of proceeds from the sale of our Lakeville, Minnesota, and Rochelle, Illinois, distribution facilities; and $5.3 million of proceeds from other miscellaneous asset sales.

Financing Activities

In 2008, we used $1,028.8 million in cash for financing activities, compared with $51.0 million in 2007 and $145.9 million in 2006.

In 2008, cash used for financing activities related primarily to the repayment of long-term debt. During the period of January 1 to February 21, 2008, we borrowed $125.0 million under our receivables securitization facility and $40.0 million under our previous revolving credit facility to make $7.4 million of tax distributions to our equity holders, contribute $20.0 million to our pension plans, and fund working capital and other operating requirements. In 2008, with proceeds from the Sale and an initial borrowing under the Revolving Credit Facility, we have repaid $1,085.6 million of outstanding debt and terminated all of our credit facilities with the exception of $240.0 million of 7.125% senior subordinated notes and $75.0 million outstanding under the Revolving Credit Facility at December 31, 2008.

In 2008, we terminated all of our interest rate swap agreements for approximately $11.9 million. We also made $128.1 million of tax distributions to our equity holders and paid $28.6 million to repurchase equity units from management investors.

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

In 2006, we made $151.9 million of net debt repayments to third parties, which included $96.9 million of prepayments on our Tranche D term loan and a $55.0 million decrease in our borrowings under our accounts receivable securitization program. The debt was paid with $38.2 million of proceeds from asset sales, $25.6 million of proceeds from unwinding and resetting the fixed interest rate we pay on our interest rate swap agreements, and other cash flows. In addition, in November 2006, we repaid the note payable to Boise Land & Timber Corp., a subsidiary of Boise Land & Timber Holdings Corp. (Timber Holdings), and immediately thereafter, Timber Holdings merged with and into us. As part of the merger, FPH and OfficeMax (owners of Timber Holdings) used $280.4 million of the loan repayment proceeds to make an additional investment in us, which we recorded as “Capital contributions from members” in our 2006 Consolidated Statement of Cash Flows. After the purchase, OfficeMax continued to own 100% of our Series A equity units, and FPH and OfficeMax continued to hold 80.1% and 19.9%, respectively, of our Series B equity units. In 2006, we used $19.3 million of cash to pay our equity investors amounts to fund their tax obligations related to their investments in us.

The following discussion describes our debt structure in more detail.

Debt Structure

At December 31, 2008 and 2007, our short- and long-term debt were as follows:

	December 31
	2008	2007
	(millions)

Asset-based revolving credit facility, due 2013	$75.0	$—
Tranche E term loan, due 2014	—	521.1
7.125% senior subordinated notes, due 2014	240.0	400.0
Delayed-draw term loan, due 2014	—	199.5
Borrowings secured by receivables	—	40.0
Current portion of long-term debt	—	(47.3)
Long-term debt, less current portion	315.0	1,113.3
Short-term borrowings	—	10.5
Current portion of long-term debt	—	47.3
Total debt	$315.0	$1,171.1

As discussed in “Sale of Our Paper and Packaging & Newsprint Assets” above, with the proceeds from the Sale and an initial borrowing under the Revolving Credit Facility, we repaid $1,085.6 million of long-term debt, including all of the borrowings under the previous revolving credit facility, Tranche E term loan, delayed-draw term loan, borrowings secured by our receivables, and $160.0 million of our 7.125% senior subordinated notes.

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into the Revolving Credit Facility with Bank of America. As part of the syndication process, the Revolving Credit Facility was amended in April 2008 to revise the pricing and incorporate additional covenants. At December 31, 2008, we had $75.0 million of borrowings outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the period of February 22, 2008, through December 31, 2008, the average interest rate for our borrowings under the Revolving Credit Facility was 5.0%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the Revolving Credit Facility were $64.1 million and $75.0 million between February 22, 2008, and December 31, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the period from February 22, 2008, through December 31, 2008, was $72.7 million. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment. At

December 31, 2008, we had $75.0 million of outstanding loans under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed-charge coverage ratio is below 1:1, as it was on December 31, 2008, by a further requirement that we maintain a combination of unrestricted cash and borrowing base less outstanding loans at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility.

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That covenant was not applicable on December 31, 2008. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At December 31, 2008, we had $14.2 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. In connection with the Sale, we repurchased $160.0 million of the notes at par on April 15, 2008. In first quarter 2009, we repurchased $8.0 million of senior subordinated notes for $4.1 million, plus accrued interest. We may continue to make modest open market purchases from time to time.

Other

At December 31, 2008 and 2007, we had $7.9 million and $23.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. With the proceeds from the Sale, we repaid a significant portion of our debt. In connection with repaying the debt, we expensed approximately $17.6 million of deferred financing costs in 2008. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint assets” in our Consolidated Statement of Loss. In addition, we incurred approximately $4.5 million of financing costs related to the Revolving Credit Facility, which is included, net of amortization, in “Deferred financing costs” on our December 31, 2008, Consolidated Balance Sheet.

For the years ended December 31, 2008, 2007, and 2006, cash payments for interest, net of interest capitalized, were $36.0 million, $96.1 million, and $95.1 million, respectively.

At December 31, 2008, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $99.5 million less than the amount reported on our Consolidated Balance Sheet.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2008. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2009	2010-2011	2012-2013	Thereafter	Total
	(millions)

Long-term debt (a)	$—	$—	$75.0	$240.0	$315.0
Interest (b)	19.3	38.6	36.8	17.1	111.8
Operating leases (c)	11.7	20.5	15.8	38.6	86.6
Purchase obligations
Raw materials and finished goods inventory (d)	74.6	146.6	129.6	64.2	415.0
Utilities (e)	8.9	0.1	—	—	9.0
Other	1.8	1.2	—	—	3.0
Other long-term liabilities reflected on our Balance Sheet
Compensation and benefits (f)	7.5	98.5	54.4	15.2	175.6
Other (g)	3.4	2.7	1.5	8.0	15.6
	$127.2	$308.2	$313.1	$383.1	$1,131.6

(a)                                  These borrowings are further explained in “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(b)                                 Amounts represent estimated interest payments as of December 31, 2008, and assumes our long-term debt is held to maturity.

(c)                                  We enter into operating leases in the normal course of business. We lease a portion of our distribution centers as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or if we entered into additional operating lease agreements. For more information, see Note 7, Leases, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(d)                                 Amounts represent contracts to purchase approximately $415.0 million of wood fiber based on contract terms or first quarter 2009 pricing. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)                                  We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. These payment obligations were valued at prices in effect on December 31, 2008, or contract language, if applicable. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)                                    Amounts consist primarily of pension and other postretirement benefit obligations, including current portion of $3.3 million.

(g)                                 Includes current liabilities of $3.5 million.

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

The Series A equity units issued to OfficeMax in connection with the Forest Products Acquisition accrue dividends daily at a rate of 8% per annum on OfficeMax’s capital contribution (net of any distributions previously received) plus any accumulated dividends. Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2008 and 2007, $19.2 million and $12.9 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Neither the original investment nor the accumulated dividends on the Series A equity units are subject to a fixed retirement or redemption schedule.

Off-Balance-Sheet Activities

At December 31, 2008 and 2007, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

Our major costs of production are labor, wood fiber, energy, and chemicals. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. We also experienced higher volatility in chemical costs in 2008, compared with historical trends, due primarily to chemical market supply and demand dynamics and the impact of energy markets on chemical producers. Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodel activity, and light commercial and industrial conversion activities. We typically have higher sales and working capital in the second and third quarters because of increased construction activity (due to warmer weather). In addition, seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.

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

Interest Rate Risk

With the proceeds from the Sale, we significantly decreased our variable-rate debt. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million in February 2008. The interest rate swaps were considered economic hedges. During 2008, we recorded the fair value of the interest rate swaps, or $6.3 million of expense, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss.

At December 31, 2007, we had four interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. At December 31, 2007, these interest rate swaps were considered economic hedges, and accordingly, we recognized $4.6 million of expense in 2007 related to changes in the fair value of these instruments in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. During 2007, in connection with the repayment of some of our variable-rate debt, these swaps were de-designated as cash flow hedges, and approximately $8.4 million of income related to the change in the fair value of the interest rate swaps was reclassified out of “Accumulated other comprehensive income” in our Consolidated Statement of Capital.

Foreign Currency Risk

At December 31, 2008, we had no foreign currency hedges.

Energy Risk

Occasionally, we enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of December 31, 2008, we had no material derivative instruments related to our forecasted natural gas purchases.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership and Boise Cascade, L.L.C., issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc.’s stock. In February 2009, we settled our obligation related to the CVRs using 0.8 million Boise Inc. shares.

Financial Instruments

The table below provides information as of December 31, 2008, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

							December 31
							2008		2007
	2009	2010	2011	2012	2013	There -after	Total	Fair Value	Total	Fair Value
	(millions)
Long-term debt, including current portion
Fixed-rate debt payments (a)
Senior subordinated notes	$—	$—	$—	$—	$—	$240.0	$240.0	$140.5	$400.0	$386.7
Average interest rates	—	—	—	—	—	7.1%	7.1%	—	7.1%	—
Variable-rate debt payments (a)	$—	$—	$—	$—	$75.0	$—	$75.0	$75.0	$760.6	$760.6
Average interest rates	—	—	—	—	3.0%	—	3.0%	—	6.3%	—

(a)                                  These obligations are further explained in “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

Environmental

Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure you that we will at all times be in full compliance with environmental requirements, and we cannot assure you that we will not incur fines and penalties in the future. In 2008, we paid an insignificant amount of environmental fines and penalties across all of our segments.

We incur substantial capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2008, we spent approximately $7 million on capital expenditures to comply with environmental requirements. We expect to spend approximately $1 million in 2009 for this purpose.

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

In connection with the Sale, Boise Inc. and its affiliates assumed any and all environmental liabilities arising from our ownership or operation of the assets and businesses sold to them and we believe we are entitled to indemnification by them from third party claims in the event they fail to fully discharge any such liabilities on the basis of common law rules of indemnification. However, Boise Inc. may not have sufficient funds to discharge its obligations when required or to indemnify us from third party claims arising out of any such failure.

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

In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. On September 30, 2008, we evaluated items (i) through (iii) above and concluded that our investment in Boise Inc. was other than temporarily impaired. We made this determination primarily based on the length of time and extent to which the fair value of our investment had been trading below its carrying value. The Boise Inc. stock trading price declined from $8.56 on February 21, 2008, to $1.56 on September 30, 2008. Accordingly, we recorded a $208.1 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Loss in 2008. This charge reflects the decrease in the fair value of the investment below its carrying value. The fair value of our investment in Boise Inc. was calculated based on our 37.9 million Boise Inc. shares and Boise Inc.’s stock price on September 30, 2008, of $1.56.

We closely monitor Boise Inc.’s common stock share price and publicly reported financial performance. At December 31, 2008, Boise Inc.’s stock closed at $0.43, and the fair value of the 37.9 million shares we hold in Boise Inc. was, based on such trading price, $16.3 million, compared with the $21.0 million, or $0.55 per share, carrying value recorded on our December 31, 2008, Consolidated Balance Sheet. At December 31, 2008, we evaluated whether the investment was other than temporarily impaired and concluded that it was not.

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

Asset Return Assumption.  We based our expected rate of return on plan assets on the average rate of earnings expected on invested funds. The 2008 expected rate of return on plan assets was 7.25%, which was based on a target allocation of approximately 52% U.S. equity securities (which were expected to earn approximately 8% in the long term), 15% international equity securities (which were expected to earn approximately 8% in the long term), and 33% fixed-income securities (which were expected to earn approximately 6% in the long term).

Rate of Compensation Increases.  This assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation.

Retirement and Mortality Rates.  These rates are developed to reflect actual and projected plan experience.

Expected Contributions.  Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed, for example, changes we might commit to in future labor contracts. In 2008, we made $21.0 million in contributions to our pension plans. We are required to contribute $4.4 million to our pension plans in 2009. In March 2009, we made $25.0 million of discretionary contributions to improve the funded status of our plans.

In accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132(R), we recognize the funded status of our pension and other postretirement benefit plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of other comprehensive income, net of tax, in our Consolidated Statement of Capital. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2008, we recorded $19.5 million of actuarial losses as an increase in liabilities and a decrease in capital on our Consolidated Balance Sheet. The actuarial losses related to a change to a new mortality table with lower overall mortality rates and a decrease in the discount rate from 6.40% at December 31, 2007, to 6.10% at December 31, 2008. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

We believe that the accounting estimate related to pensions is a critical accounting estimate for all of our segments because it is highly susceptible to change from period to period. As discussed above, the future effects of pension plans on our financial position and results of operations will depend on economic conditions, employee demographics, mortality rates, retirement rates, investment performance, the pension regulatory environment, benefit plan design, and funding decisions, among other factors. The following table presents selected assumptions used and expected to be used in the measurement of pension expense in the following periods:

	Year Ending
	December 31,	Year Ended December 31
	2009	2008	2007
	(millions, except for percentages)

Pension expense	$14.8	$17.1	$25.1
Discount rate	6.10%	6.40%	5.90%
Expected rate of return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increases	4.25%	4.25%	4.25%

A change of 0.25% in either direction to the discount rate, the expected rate of return on plan assets, or the rate of compensation increases would have had the following effect on 2009 and 2008 pension expense. These sensitivities are specific to 2009 and 2008. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
	(millions)
2009 Expense
Discount rate	$14.8	$(0.3)	$0.3
Expected rate of return on plan assets	14.8	(0.6)	0.6
Rate of compensation increases	14.8	0.2	(0.2)

2008 Expense
Discount rate	$17.1	$(1.9)	$1.0
Expected rate of return on plan assets	17.1	(0.7)	0.7
Rate of compensation increases	17.1	0.2	(0.4)

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

As discussed in “Recent Trends and Operational Outlook” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, 2008 results for our business segments were weak, compared with those achieved in the period of 2004 through the first half of 2007, when single-family housing starts were more robust. During 2008, we took rolling curtailments at a number of our wood products operations to maintain appropriate inventory levels. In addition, we permanently closed our White City, Oregon, lumber operations and St. Helens, Oregon, veneer operation. In December 2008, we committed to closing our plywood operation in White City, Oregon. In connection with these closures we recorded $5.9 million of expense for the impairment of long-lived assets. Although we expect market conditions during 2009 to remain difficult, we currently believe we have adequate support for the carrying value of all of our assets based on anticipated undiscounted cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. However, should the markets for our products deteriorate further or should we decide to invest capital differently and should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges in the near term that could have a material impact on our results of operations. We will continue to evaluate the long-term viability and value to our business strategy of our remaining operating facilities and may conclude that additional facilities should be closed or sold in response to market conditions. These decisions may result in our recording an impairment of our long-lived assets. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2008 and 2007, we had $1.8 million and $1.7 million recorded as allowances for doubtful accounts. Estimating our allowance for doubtful accounts is a critical accounting estimate, as it involves complex judgments about our customers’ ability to pay. In determining the amount of the reserve, we consider our historical level of credit losses, customer concentrations, current economic trends, and changes in customer payment tendencies. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The uncertain outlook for new residential construction in the U.S., as well as disruptions in the capital markets and the impact that is having on the ability of our customers and our customers’ customers to fund their operations, makes it more difficult to estimate future credit losses. Our actual future losses from uncollectible accounts may differ materially from our current estimates.

As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to “Selling and distribution expenses” in our Consolidated Statements of Income (Loss) in the period we make such a determination.

Valuation of Redeemable Equity Units

Management Equity Agreement

Key managers and unaffiliated directors of Boise Cascade, L.L.C. (each a management investor) have purchased or been awarded, pursuant to the terms of separate Management Equity Agreements or Director Equity Agreements (collectively the Equity Plan), equity units in FPH at prices (with respect to Series B Units) that approximated fair value on the date of purchase. Those who purchased the FPH Series B equity units received grants of FPH Series C equity units (profit interests) that represent the right to participate in profits after capital is returned to the holders of the FPH Series B equity units. In addition, FPH has issued Series C equity units to key managers and nonaffiliated directors for no consideration. We account for awards granted under the Equity Plan in our consolidated financial statements in accordance with SFAS No. 123(R), Share-Based Payment.

The valuation of the equity units is a critical accounting estimate because judgment is required for purposes of estimating the fair value of the awards. We considered the following when measuring the fair value of the equity units as of the grant date or award modification date.

Series B Equity Units

We used a form of income approach known as discounted cash flow analysis and a market approach that used an event analysis and a trend analysis to estimate the grant-date fair value of the Series B equity units.

The outcomes of the discounted cash flow analysis, the event analysis, and the trend analysis were given equal consideration. The analyses demonstrated that the fair value of the units issued by FPH was equal to or less than the amount each employee was required to pay. As a result, we did not recognize compensation expense on the dates the Series B equity units were granted.

Series C Equity Units

The fair value of the Series C equity units as of the grant date and/or award modification date was estimated by analyzing our possible future events, the paths to liquidity for the holders of the Series C equity units, and how these paths may affect the valuation of the Series C equity units. These possible future events included a sale of the company, an initial public offering, and remaining a private company. We estimated probabilities of these events occurring based on our strategies at each of the grant and/or award modification dates. A decision tree analysis that incorporated these event outcomes and the likelihood of their occurrences was created. Payoffs to the holders of the Series C equity units were constructed at each event outcome on the decision tree. Based on this framework, a simulation analysis was run to arrive at the fair values of the Series C equity units.

SFAS No. 123(R) requires different valuation calculations for equity grants that have a service condition and equity grants that have a market condition. Series C equity units that vest over time are service condition awards. Under the requirements of SFAS No. 123(R), the fair value of these awards is measured assuming that all conditions have been met or as if they were fully vested on the grant date. Compensation expense is recognized over the vesting period and adjusted if the service condition is not met.

The Series C equity units that vest based on internal rates of return are market condition grants under the requirements of SFAS No. 123(R). The standard requires that the valuation of market condition awards considers the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the internal rate of return represents a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS No. 123(R) for an award regardless of when, if ever, the market condition is satisfied.

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

Goodwill and Intangible Asset Impairment

At December 31, 2008, we had $12.2 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $6.6 million was recorded in our Wood Products segment. At December 31, 2008, the net carrying amount of intangible assets with indefinite lives, which represent our trade names and trademarks, was $8.9 million, and the net carrying amount of finite-lived purchased intangible assets, consisting of customer relationships, was $0.3 million.

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in “Our Segments” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We test the goodwill and indefinite-lived intangible assets in each of our reporting units for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, annually and/or when factors indicating impairment are present. In conducting our impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting our estimated cost of funds. Differences in assumptions used in projecting future operating cash flows and cost of funds could have a significant impact on the determination of the fair value of our reporting units. In estimating future cash flows for our reporting units, we use our internal forecasts. Our forecasts are driven by consensus estimates of key economic indicators that affect our operating results, most notably new residential construction, repair-and-remodel activity, and nonresidential construction. These economic indicators are then used to estimate future production volumes, selling prices, and key input costs for our manufactured products. Our forecasts also take into consideration recent sales data for existing products, planned timing of capital projects, and anticipated conversion and distribution expenses. Our pricing assumptions are estimated based upon an assessment of industry supply and demand dynamics for our major products.

Based on the results of the first step of the goodwill impairment test, we determined that the fair value of each of our reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed. As a result, the second step of the goodwill impairment test was not required to be completed. If our estimates of projected future cash flows from income from operations were too high by 10%, there would be no impact on the reported value of goodwill on our Consolidated Balance Sheet. We also evaluated the remaining useful lives of our finite-lived purchased intangible assets and determined no adjustments to the useful lives were necessary.

We currently believe we have adequate support for the carrying value of our goodwill and intangible assets based on anticipated cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. However, valuation analysis requires significant judgments and estimates to be made by management. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Should the markets for building products deteriorate further, should we make strategic decisions in response to continued difficult economic and competitive conditions, should we decide to invest capital differently and should other cash flow assumptions change it is reasonably possible that our determination that goodwill is not impaired could change in the near term. We will continue to perform a goodwill and intangible asset impairment test on an annual basis and on an interim basis if indicators of impairment exist. As additional information becomes known, we may change our estimates.

New and Recently Adopted Accounting Standards

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009. The adoption will affect our disclosures only and will have no impact on our financial position or results of operations.

In November 2008, the Emerging Issues Task Force (EITF) reached a consensus on EITF 08-6, Equity Method Investment Accounting Considerations. This consensus addresses a number of matters associated with the impact that SFAS No. 141(R) and SFAS No. 160 might have on the accounting for equity method investments, including how an equity method investment should initially be measured, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated, among others. We adopted EITF 08-6 in January 2009, and it did not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. We adopted SFAS No. 162 on November 15, 2008, and it did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted SFAS No. 161 in January 2009, and it had no impact on our financial position or results of operations.

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, we deferred until January 1, 2009, the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that were recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The adoption did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) will also impact our assessment of Goodwill for impairment. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009. The impact of adopting these standards will be limited to business combinations and our assessments of Goodwill for impairment occurring on or after January 1, 2009.

Non-GAAP Financial Measures

EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

For a reconciliation of net income (loss) to EBITDA, see “Item 6. Selected Financial Data” of this Form 10-K. The following is a reconciliation of historical income (loss) from operations to EBITDA and the effects of items included in EBITDA for the years ended December 31, 2008, 2007, and 2006:

	December 31, 2008
	Building Materials Distribution	Wood Products	Paper (a)	Packaging & Newsprint (a)	Corporate and Other	Total
	(millions)
Income (loss) from operations	$19.5	$(55.1)	$20.7	$5.7	$(23.7)	$(32.9)
Foreign exchange loss	—	—	—	—	(1.8)	(1.8)
Segment income (loss)	19.5	(55.1)	20.7	5.7	(25.5)	(34.7)
Equity in net loss of affiliate (b)	—	—	—	—	—	(11.3)
Impairment of investment in equity affiliate (c)	—	—	—	—	—	(208.1)
Change in fair value of contingent value rights	—	—	—	—	—	(0.5)
Depreciation, amortization, and depletion	7.7	27.7	0.3	0.1	0.5	36.3
EBITDA	$27.2	$(27.4)	$21.1	$5.7	$(25.0)	$(218.3)

EBITDA for the year ended December 31, 2008, includes the effects of the following items:

	(millions)

Facility closures (d)	$—	$(11.3)	$—	$—	$—	$(11.3)
Sales of assets (e)	—	5.7	—	—	2.9	8.6
Loss on sale of note receivable from related party (f)	—	—	—	—	(8.4)	(8.4)
	$—	$(5.6)	$—	$—	$(5.5)	$(11.1)

	December 31, 2007
	Building				Corporate
	Materials	Wood		Packaging &	and
	Distribution	Products	Paper	Newsprint	Other	Total
	(millions)

Income (loss) from operations	$51.8	$23.6	$132.3	$40.1	$(27.5)	$220.3
Foreign exchange gain	—	—	—	—	4.4	4.4
Segment income (loss)	51.8	23.6	132.3	40.1	(23.1)	224.7
Depreciation, amortization, and depletion (g)	7.4	30.0	45.0	37.7	3.8	123.9
EBITDA	$59.2	$53.7	$177.3	$77.8	$(19.4)	$348.6

EBITDA for the year ended December 31, 2007, includes the effects of the following items:

	(millions)
Gain on changes in retiree healthcare programs (h)	$—	$—	$—	$—	$4.4	$4.4
	$—	$—	$—	$—	$4.4	$4.4

	December 31, 2006
	Building				Corporate
	Materials	Wood		Packaging &	and
	Distribution	Products	Paper	Newsprint	Other	Total
	(millions)
Income (loss) from operations	$75.3	$37.2	$63.1	$45.3	$(37.5)	$183.4
Foreign exchange gain	—	—	—	—	0.4	0.4
Segment income (loss)	75.3	37.2	63.1	45.3	(37.1)	183.8
Depreciation, amortization, and depletion	9.2	27.6	62.3	50.8	5.4	155.3
EBITDA	$84.6	$64.9	$125.4	$96.1	$(31.9)	$339.1

EBITDA for the year ended December 31, 2006, includes the effects of the following items:

	(millions)
Project costs (i)	$—	$(1.5)	$—	$—	$(3.0)	$(4.5)
Gain on changes in retiree healthcare programs (h)	—	—	—	—	3.7	3.7
	$—	$(1.5)	$—	$—	$0.7	$(0.8)

(a)                                  The year ended December 31, 2008, included the results of the Paper and Packaging & Newsprint segments through February 21, 2008. See Note 3, Sale of Our Paper and Packaging & Newsprint Assets, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(b)                                 In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. We account for our investment under the equity method of accounting. For the year ended December 31, 2008, we recorded $11.3 million of expense related to our investment in Boise Inc. See Note 4, Investment in Equity Affiliate, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(c)                                  In 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18. Accordingly, we recorded a $208.1 million write-down of our investment. See Note 4, Investment in Equity Affiliate, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(d)                                 Included $3.8 million of expense related to the closure of our veneer operations in St. Helens, Oregon, in 2008.

Included $7.5 million of expense recognized in December 2008, when we committed to closing the plywood manufacturing facility in White City, Oregon, which is scheduled to occur in March 2009.

(e)                                  Included $5.7 million of net gain related to the sale of our wholly owned subsidiary in Brazil and $2.9 million of net gain on the sale of our Paper and Packaging & Newsprint assets.

(f)                                    Included an $8.4 million loss on the sale of the note receivable from Boise Inc. See Note 5, Transactions With Related Parties, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(g)                                 Included approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in our Paper, Packaging & Newsprint, and Corporate and Other segments as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(h)                                 2007 and 2006 include gains of $4.4 million and $3.7 million, respectively, for changes in our retiree healthcare programs. For more information, see Note 13, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(i)                                     Represents expenses for the write-off of special project costs.

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

ITEM 8.                                                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Income (Loss)

	Year Ended December 31
	2008	2007	2006
	(thousands)

Sales
Trade	$2,831,283	$4,797,795	$5,203,952
Related parties	146,215	615,661	575,913
	2,977,498	5,413,456	5,779,865

Costs and expenses
Materials, labor, and other operating expenses	2,620,113	4,705,325	5,063,041
Materials, labor, and other operating expenses from related parties	70,026	—	—
Depreciation, amortization, and depletion	36,258	123,909	155,311
Selling and distribution expenses	231,545	285,633	283,636
General and administrative expenses	36,556	84,062	88,364
General and administrative expenses from related party	8,143	—	—
Gain on sale of Paper and Packaging & Newsprint assets	(2,915)	—	—
Other (income) expense, net	10,634	(5,693)	6,089
	3,010,360	5,193,236	5,596,441

Income (loss) from operations	(32,862)	220,220	183,424

Equity in net loss of affiliate	(11,328)	—	—
Impairment of investment in equity affiliate	(208,074)	—	—
Foreign exchange gain (loss)	(1,831)	4,451	401
Change in fair value of contingent value rights	(507)	—	—
Change in fair value of interest rate swaps	(6,284)	3,733	—
Interest expense	(34,313)	(96,802)	(112,404)
Interest income	7,691	4,083	3,781
	(254,646)	(84,535)	(108,222)

Income (loss) before income taxes	(287,508)	135,685	75,202
Income tax provision	(470)	(7,988)	(3,631)
Net income (loss)	$(287,978)	$127,697	$71,571

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

	December 31
	2008	2007
	(thousands)

ASSETS

Current
Cash and cash equivalents	$275,803	$57,623
Receivables
Trade, less allowances of $1,843 and $1,664	78,393	115,209
Related parties	3,112	9
Other	5,907	7,458
Inventories	279,023	342,015
Assets held for sale	—	1,853,039
Prepaid expenses and other	1,296	5,426
	643,534	2,380,779

Property
Property and equipment, net	291,999	313,117
Fiber farms and deposits	8,632	24,010
	300,631	337,127

Investment in equity affiliate	20,985	—
Deferred financing costs	7,862	23,074
Goodwill	12,170	12,170
Intangible assets, net	9,248	9,668
Other assets	6,009	11,374
Total assets	$1,000,439	$2,774,192

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

	December 31
	2008	2007
	(thousands)

LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$10,500
Current portion of long-term debt	—	47,250
Accounts payable
Trade	69,478	141,459
Related parties	2,195	43
Accrued liabilities
Compensation and benefits	38,228	36,909
Interest payable	3,930	7,140
Other	30,893	29,959
Liabilities related to assets held for sale	—	331,636
	144,724	604,896

Debt
Long-term debt, less current portion	315,000	1,113,313

Other
Compensation and benefits	172,275	46,981
Other long-term liabilities	12,125	17,097
	184,400	64,078

Redeemable equity units
Series B equity units — 2,920,574 and 16,622,421 units outstanding	2,920	16,992
Series C equity units — 11,016,668 and 39,069,411 units outstanding	3,037	9,489
	5,957	26,481

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000,000 units authorized and outstanding	81,967	78,463
Series B equity units — no par value; 550,000,000 units authorized; 532,414,853 units and 530,356,601 units outstanding	268,391	876,693
Series C equity units — no par value; 44,000,000 units authorized; 11,183,000 units and zero units outstanding	—	10,268
Total capital	350,358	965,424

Total liabilities and capital	$1,000,439	$2,774,192

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2008	2007	2006
	(thousands)

Cash provided by (used for) operations
Net income (loss)	$(287,978)	$127,697	$71,571
Items in net income (loss) not using (providing) cash		—	—
Equity in net loss of affiliate	11,328	—	—
Impairment of investment in equity affiliate	208,074	—	—
Depreciation, depletion, and amortization of deferred financing costs and other	37,783	129,289	157,312
Related-party interest (income) expense	(2,760)	—	14,070
Deferred income taxes	(142)	4,195	968
Pension and other postretirement benefit expense	17,078	25,366	27,447
Gain on changes in retiree healthcare programs	—	(4,367)	(3,741)
Change in fair value of contingent value rights	507	—	—
Change in fair value of interest rate swaps	6,284	(3,733)	—
Management equity units expense, net of expense related to the Sale	1,542	3,110	3,514
(Gain) loss on sales of assets, net	(10,903)	(2,354)	3,311
Loss on sale of note receivable from related party	8,357	—	—
Facility closure costs	10,796	—	3,925
Other	1,797	(3,819)	(935)
Decrease (increase) in working capital, net of acquisitions and dispositions
Receivables	6,226	34,156	23,558
Inventories	62,994	(29,397)	(4,813)
Prepaid expenses and other	5,501	679	(1,650)
Accounts payable and accrued liabilities	(79,312)	(31,804)	(25,103)
Pension and other postretirement benefit payments	(20,959)	(1,117)	(20,736)
Current and deferred income taxes	(1,871)	1,077	4,385
Other	1,223	1,113	595
Cash provided by (used for) operations	(24,435)	250,091	253,678

Cash provided by (used for) investment

Proceeds from sale of assets, net of cash contributed	1,270,976	27,797	43,487
Proceeds from sale of note receivable from related party, net	52,737	—	—
Expenditures for property and equipment	(51,867)	(187,972)	(153,524)
Increase in restricted cash	(183,290)	(200,000)	—
Decrease in restricted cash	183,290	200,000	—
Acquisitions of businesses and facilities	—	—	(42,609)
Additional Consideration Agreement payment	—	(32,542)	—
Other	(402)	6,065	1,908
Cash provided by (used for) investment	1,271,444	(186,652)	(150,738)

Cash provided by (used for) financing
Issuances of long-term debt	240,000	1,085,000	373,300
Payments of long-term debt	(1,085,563)	(1,138,337)	(525,200)
Short-term borrowings	(10,500)	7,300	3,200
Tax distributions to members	(128,058)	(2,753)	(19,269)
Repurchase of management equity units	(28,634)	(993)	(89)
Cash paid for termination of interest rate swaps	(11,918)	—	—
Proceeds from changes to interest rate swaps	—	2,848	25,620
Note payable to related party, net	—	—	(283,847)
Capital contributions from members	—	—	280,366
Other	(4,156)	(4,050)	(23)
Cash used for financing	(1,028,829)	(50,985)	(145,942)

Increase (decrease) in cash and cash equivalents	218,180	12,454	(43,002)

Balance at beginning of the period	57,623	45,169	88,171
Balance at end of the period	$275,803	$57,623	$45,169

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2005	66,000	$39,885	530,357	$417,601	—	$7,535	$465,021

Net income (a)	—	—	—	71,571	—	—	71,571
Other comprehensive income (loss), net of tax (a) (b)
Cash flow hedges	—	—	—	(10,327)	—	—	(10,327)
Minimum pension liability adjustment	—	—	—	58	—	—	58
Unfunded accumulated benefit obligation	—	—	—	37,263	—	—	37,263
Capital contributions from members	—	34,773	—	237,709	—	—	272,482
Paid-in-kind dividend	—	3,632	—	(3,632)	—	—	—
Tax distributions to members	—	—	—	(22,022)	—	—	(22,022)
Allocation of profit interest to Series C equity units	—	—	—	(4,120)	—	4,120	—
Other	—	—	—	887	—	—	887
Balance at December 31, 2006 (c)	66,000	78,290	530,357	724,988	—	11,655	814,933

Net income (a)	—	—	—	127,697	—	—	127,697
Other comprehensive income (loss), net of tax (a) (b)
Cash flow hedges	—	—	—	(3,070)	—	—	(3,070)
Unfunded accumulated benefit obligation	—	—	—	33,705	—	—	33,705
Paid-in-kind dividend	—	5,770	—	(5,770)	—	—	—
Tax distributions to members	—	(5,597)	—	(1,803)	—	—	(7,400)
Allocation of profit interest from Series C equity units	—	—	—	1,387	—	(1,387)	—
Other	—	—	—	(441)	—	—	(441)
Balance at December 31, 2007 (c)	66,000	78,463	530,357	876,693	—	10,268	965,424

Net loss (a)	—	—	—	(287,978)	—	—	(287,978)
Other comprehensive income (loss), net of tax (a) (b)
Cash flow hedges	—	—	—	(133)	—	—	(133)
Unfunded accumulated benefit obligation	—	—	—	(151,773)	—	—	(151,773)
Equity in other comprehensive loss of equity affiliate	—	—	—	(41,984)	—	—	(41,984)
Paid-in-kind dividend	—	6,246	—	(6,246)	—	—	—
Tax distributions to members	—	(2,742)	—	(128,945)	—	—	(131,687)
Allocation of profit interest from Series C equity units	—	—	—	10,268	—	(10,268)	—
Fair market value adjustment of redeemable equity units	—	—	—	(11,338)	—	—	(11,338)
Allocation of redeemable equity units to Capital	—	—	2,058	6,923	11,183	—	6,923
Other	—	—	—	2,904	—	—	2,904
Balance at December 31, 2008 (c)	66,000	$81,967	532,415	$268,391	11,183	$—	$350,358

(a)                                  Total comprehensive income (loss) for the years ended December 31, 2008, 2007, and 2006, was $(481.9) million, $158.3 million, and $98.6 million, respectively.

(b)                                 Total other comprehensive income (loss) for the years ended December 31, 2008, 2007, and 2006, was $(193.9) million, $30.6 million, and $27.0 million, respectively.

(c)                                  Accumulated other comprehensive income (loss) at December 31, 2008 and 2007, was $(122.8) million and $71.1 million, respectively.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

We are a building products company headquartered in Boise, Idaho. We manufacture engineered wood products, plywood, lumber, and particleboard and distribute a broad line of building materials, including wood products we manufacture. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the name “Boise Cascade” as part of the Forest Products Acquisition. As used in these consolidated financial statements, the terms “BC Holdings” and “we” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries.

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we became a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. The equity interest we own in Boise Inc. represents a significant continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we continue to show the results of the Paper and Packaging & Newsprint segments through February 21, 2008, and we did not define the sold assets as discontinued operations. The consolidated financial statements present the financial results of BC Holdings for the years ended December 31, 2008, 2007, and 2006.

After the Sale, we operate our business in the following three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. See Note 16, Segment Information, for additional information about our reportable segments.

The following sets forth our corporate structure and equity ownership at December 31, 2008 (based on voting power):

2.                                      Summary of Significant Accounting Policies

Consolidation and Use of Estimates

The consolidated financial statements include the accounts of BC Holdings and its subsidiaries after elimination of intercompany balances and transactions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the evaluation of our investment in Boise Inc. for other-than-temporary impairment; the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement and other postemployment benefits; and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets; volatile equity, foreign currency, and energy markets; and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Revenue Recognition

We recognize revenue when the following criteria are met:  persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (f.o.b) shipping point. For sales transactions designated f.o.b destination, revenue is recorded when the product is delivered to the customer’s delivery site. Fees for shipping and handling charged to customers for sales transactions are included in “Sales.” Costs related to shipping and handling are included in “Materials, labor, and other operating expenses.”

Equity Compensation

We account for our Management Equity Agreement (Equity Plan) under SFAS No. 123(R), Share-Based Payment. Awards under our Equity Plan vest over periods up to six years. In 2008, 2007, and 2006, we recognized $6.6 million, $3.1 million, and $3.5 million of compensation expense. See Note 14, Redeemable Equity Units, for a discussion of the Equity Plan and the method we use to calculate compensation expense.

Advertising Costs

We expense the cost of advertising as incurred. For the years ended December 31, 2008, 2007, and 2006, advertising expenses were $6.1 million, $9.4 million, and $10.7 million, respectively. These expenses are generally recorded in “Selling and distribution expenses.”

Foreign Currency Translation

The functional currency for our operations outside the United States is the U.S. dollar. Nonmonetary assets and liabilities and related depreciation and amortization for these foreign operations are remeasured into U.S. dollars using historical exchange rates. Monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the Consolidated Balance Sheet date. Revenue and expense items are remeasured into U.S. dollars using an average exchange rate prevailing during the year. The foreign exchange gains (losses) reported in the Consolidated Statements of Income (Loss) resulted from the remeasurements into the U.S. dollar.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. Cash equivalents totaled $244.6 million and $0.1 million at December 31, 2008 and 2007, respectively. Our cash equivalents are high-quality, short-term investments. At December 31, 2008, the securities in which we were investing included money market funds that invest solely in U.S. Treasury securities, commercial paper issued by leading financial institutions rated at least upper medium grade (A-1) or prime (P-1), commercial paper issued by asset-backed conduits where the backup liquidity facility is provided by a leading financial institution and the program is rated at least A-1 or P-1, and similar instruments where we believe the risk of default or illiquidity is minimal.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2008 and 2007, we had $1.8 million and $1.7 million recorded as allowances for doubtful accounts. In determining the amount of the reserve, we consider our historical level of credit losses, customer concentrations, current economic trends, and changes in customer payment tendencies. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. We may at times insure or arrange for guarantees on our receivables.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values based on their short-term nature. After the Sale, our debt is predominately fixed-rate.

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2008 and 2007, we had $3.0 million and $2.2 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain

Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. The rebates are recorded as a decrease in sales. At December 31, 2008 and 2007, we had $11.4 million and $12.7 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the average or first-in, first-out (FIFO) method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include the costs of harvesting the timber.

Inventories include the following:

	December 31
	2008	2007
	(thousands)

Finished goods and work in process	$211,051	$266,033
Logs	50,930	56,490
Other raw materials and supplies	17,042	19,492
	$279,023	$342,015

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2008, 2007, and 2006, we recognized $0.1 million, $1.7 million, and $0.5 million of capitalized interest. Effective January 1, 2007, we began expensing all repair and maintenance costs as incurred in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). In all periods presented, we used the straight-line method of depreciation.

Property and equipment consisted of the following asset classes and the following general range of estimated useful lives:

			General Range of
	Year Ended December 31		Estimated Useful
	2008	2007	Lives in Years
	(thousands)

Land and land improvements	$36,089	$37,330	10-20
Buildings and improvements	106,966	105,835	10-40
Machinery and equipment	252,952	258,333	3-20
Construction in progress	20,954	15,382	N/A
	416,961	416,880
Less accumulated depreciation	(124,962)	(103,763)	N/A
	$291,999	$313,117

Fiber Farms and Deposits

In 2008, we sold our fiber farms pursuant to the Sale and the sale of our Brazilian subsidiary. Prior to the sale of our fiber farms, costs for activities related to the establishment of a new crop of trees, including planting, thinning, fertilization, pest control, herbicide application, irrigation, and land lease costs, were capitalized, while costs for administration, insurance, and property taxes were expensed. The capitalized costs were accumulated by specifically identifiable farms or irrigation blocks. We charged capitalized costs, excluding land, to “Depreciation, amortization, and depletion” at the time the fiber was harvested based on actual accumulated costs associated with fiber cut.

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2008, our total obligation for log and fiber purchases under contracts with third parties was approximately $415.0 million based on contract terms or first quarter 2009 pricing. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

During 2008, we took rolling curtailments at a number of our wood products operations to maintain appropriate inventory levels. In addition, we permanently closed our White City, Oregon, lumber operation and St. Helens, Oregon, veneer operation. In December 2008, we committed to closing our plywood operation in White City, Oregon. In connection with these closures we recorded $5.9 million of expense for the impairment of long-lived assets. Although we expect market conditions during 2009 to remain difficult, we currently believe we have adequate support for the carrying value of all of our assets based on anticipated undiscounted cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. However, should the markets for our products deteriorate further or should we decide to invest capital differently and should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges in the near term that could have a material impact on our results of operations. We will continue to evaluate the long-term viability and value to our business strategy of our remaining operating facilities and may conclude that additional facilities should be closed or sold in response to market conditions. These decisions may result in our recording an impairment of our long-lived assets. As additional information becomes known, we may change our estimates.

Goodwill

We maintain two reporting units for purposes of our goodwill impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments in Note 16, Segment Information. We test the goodwill in each of our reporting units for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, annually and/or when factors indicating impairment are present. In conducting our impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting our estimated cost of funds. Differences in assumptions used in projecting future operating cash flows and cost of funds could have a significant impact on the determination of the fair value of our reporting units. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2008 and 2007 and determined that there was no impairment.

We currently believe we have adequate support for the carrying value of our goodwill based on anticipated cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. However, the analysis requires significant judgments and estimates to be made by management. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Should the markets for building products deteriorate further, should we make strategic decisions in response to continued difficult economic and competitive conditions, should we decide to invest capital differently and should other cash flow assumptions change it is reasonably possible that our determination that goodwill is not impaired could change in the near term. We will continue to perform a goodwill impairment test on an annual basis and on an interim basis if indicators of impairment exist. As additional information becomes known, we may change our estimates.

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

Pension and Other Postretirement Benefits

We sponsor noncontributory defined benefit pension plans. After the Sale, only those employees, terminated vested participants, and retirees whose employment was with our Wood Products, Building Materials Distribution, and some corporate and discontinued operations continue to be covered under the plans remaining with us. We also have postretirement healthcare benefit plans.

We recognize the funded status of our defined benefit pension and other postretirement benefit plans in the Consolidated Balance Sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss), net of tax, in the year in which the changes occur. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns, and other factors. Actual results that differ from assumptions are accumulated and amortized over future periods, and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. “Other assets” in the Consolidated Balance Sheets includes $2.7 million and $2.8 million of deferred software costs at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007, and 2006, amortization of deferred software costs totaled $0.5 million, $1.2 million, and $1.8 million, respectively.

Taxes Collected

We account for taxes collected from customers and remitted to governmental authorities in accordance with EITF 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). We present taxes on a net basis in our Consolidated Statements of Income (Loss).

Labor Concentration

As of December 31, 2008, we had approximately 4,700 employees. Approximately 1,720, or 37%, of these employees work pursuant to collective bargaining agreements. Labor contracts covering approximately 700 employees with the Carpenters Industrial Council expire on July 15, 2009, at our

Florien and Oakdale, Louisiana, plywood plants. We do not anticipate that we will start bargaining these contracts until late in the second quarter of 2009. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

New and Recently Adopted Accounting Standards

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009. The adoption will affect our disclosures only and will have no impact on our financial position or results of operations.

In November 2008, the EITF reached a consensus on EITF 08-6, Equity Method Investment Accounting Considerations. This consensus addresses a number of matters associated with the impact that SFAS No. 141(R) and SFAS No. 160 might have on the accounting for equity method investments, including how an equity method investment should initially be measured, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated, among others. We adopted EITF 08-6 in January 2009, and it did not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. We adopted SFAS No. 162 on November 15, 2008, and it did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted SFAS No. 161 in January 2009, and it had no impact on our financial position or results of operations.

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, we deferred until January 1, 2009, the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that were recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The adoption did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) will also impact our assessment of Goodwill for impairment. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009. The impact of adopting these standards will be limited to business combinations and our assessments of Goodwill for impairment occurring on or after January 1, 2009.

Reclassifications

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform with the current year’s presentation.

3.                                      Sale of Our Paper and Packaging & Newsprint Assets

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for $1,277.2 million of cash consideration, $285.2 million of net stock consideration, and a $41.0 million paid-in-kind promissory note receivable. In connection with the Sale, we recorded a $5.7 million gain, of which we recognized $2.9 million in our 2008 Consolidated Statement of Loss. We deferred $2.8 million of the gain as a reduction of our investment in Boise Inc., in accordance with EITF No. 01-02, Interpretations of Accounting Principles Board (APB) Opinion No. 29.

Immediately following the Sale, Boise Cascade, L.L.C., distributed the stock and paid-in-kind note receivable to us. Subsequent to the distribution to us, the note receivable from Boise Inc. increased $17.3 million for working capital adjustments, and in June 2008, we sold the note receivable for $52.7 million after selling expenses. For more information, see Note 5, Transactions With Related Parties. As a result, we became a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. We account for our interest in Boise Inc. using the equity method of accounting. See Note 4, Investment in Equity Affiliate, for more information related to our investment in Boise Inc.

Use of Sale Proceeds

With the proceeds from the Sale and an initial borrowing under our five-year $350 million senior secured asset-based revolving credit facility (the Revolving Credit Facility), we:

•                  Repaid $1,085.6 million of our long-term debt;

•                  Paid $11.9 million to unwind all of our interest rate swaps;

•                  Made $120.7 million of tax distributions to our equity holders to permit the equity holders to pay a portion of the income taxes related to the gain on the Sale. In connection with the Sale, we accrued $200 million for these distributions; however, the taxable gain on the Sale was partially offset by 2008 taxable losses. At December 31, 2008, we recorded $11.0 million in “Accrued liabilities, Other” on our Consolidated Balance Sheet for our final expected tax distribution related to the gain on the Sale;

•                  Paid $18.3 million to repurchase equity units from management investors that terminated employment with us in connection with the Sale; and

•                  In January 2009, we paid $2.5 million of the $4.4 million accrued under the deferred compensation agreements for employees terminated in connection with the Sale.

The disposition of the net proceeds from the sale of the note receivable from Boise Inc. and any future disposition by us of Boise Inc. shares must comply with the terms of our senior subordinated notes indenture, which generally requires us to use the net proceeds (as defined in the indenture) from asset sales within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes.

Pro Forma

The following pro forma financial information was derived from the consolidated financial statements of BC Holdings. The pro forma financial information gives effect to the Sale as if it were consummated on January 1, 2008. The pro forma financial information is intended for informational purposes only and is not necessarily indicative of the results of operations that may have actually occurred if the Sale had been consummated on January 1, 2008, or the operating results that may be obtained in the future.

	Year Ended December 31, 2008
	(thousands)

Sales	$2,635,143

Net income (loss)	$(304,752	)(a)

(a)                                  The pro forma net loss for the year ended December 31, 2008, included pro forma expense of $16.2 million related to our equity interest in Boise Inc.; included a $208.1 million write-down of our investment in Boise Inc.; included $6.3 million of expense related to changes in the fair value of our interest rate swaps, which we terminated in February 2008; included $4.1 million of related-party interest income from the note receivable from Boise Inc., which was sold in June 2008; and excluded $2.9 million of gain on the Sale.

Assets and Liabilities Held for Sale

In September 2007, in anticipation of the Sale, we reclassified the assets and liabilities of our Paper and Packaging & Newsprint segments, as well as some of the assets and liabilities included in our Corporate and Other segment, to “Assets held for sale” and “Liabilities related to assets held for sale” on our Consolidated Balance Sheet and stopped depreciating and amortizing those assets. As discussed above, we sold these assets to Boise Inc. on February 22, 2008. The year ended December 31, 2007, included approximately $84.6 million of depreciation and amortization expense related to the sold Paper, Packaging & Newsprint, and Corporate and Other segments that was not included in the year ended December 31, 2008, as a result of the Sale. Of the $84.6 million of depreciation and amortization expense recorded during the year ended December 31, 2007, $45.0 million related to our Paper segment, $37.7 million related to our Packaging & Newsprint segment, and $1.9 million related to our Corporate and Other segment.

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

4.                                      Investment in Equity Affiliate

In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. This ownership interest provides us with the ability to exercise significant influence. Accordingly, we account for our investment under the equity method of accounting. We adjust the amount of our investment monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. Our ownership interest and consequently our proportionate share of Boise Inc.’s net income or loss, changes when we or

Boise Inc. engage in transactions of Boise Inc. common stock with third parties. Changes in ownership interest may also result in our recording an ownership interest dilution gain or loss.

In 2008, we recorded $219.4 million of expense related to our investment in Boise Inc. in our Consolidated Statement of Loss. Of the $219.4 million of expense, we recorded $208.1 million of expense in “Impairment of investment in equity affiliate” and $11.3 million of expense in “Equity in net loss of affiliate” in our Consolidated Statement of Loss as follows (in thousands):

Impairment of investment in equity affiliate (a)	$(208,074)

Equity in Boise Inc.’s net loss	(22,836)
Adjustment for impairment recognized by Boise Inc. (b)	6,180
Amortization of basis differential (c)	5,328
Equity in net loss of affiliate	(11,328)

Total	$(219,402)

(a)                                  On September 30, 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We made this determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. The Boise Inc. stock trading price declined from $8.56 on February 21, 2008, to $1.56 on September 30, 2008. Accordingly, we recorded a $208.1 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Loss in 2008. This charge reflects the decrease in the fair value of the investment below its carrying value. The fair value of our investment in Boise Inc. was calculated based on our 37.9 million of Boise Inc. shares and Boise Inc.’s stock price on September 30, 2008, of $1.56.

(b)                                 In accordance with APB No. 18, we allocated the $208.1 million impairment charge to Boise Inc.’s long-lived assets on a pro rata basis based on the net book values assigned to their assets on September 30, 2008. Subsequent to our recording an impairment of our investment, Boise Inc. recognized a $19.8 million charge for the impairment of long-lived assets of which we were allocated 49% when we recorded our proportionate share of Boise Inc.’s net loss. Based on our allocation of the $208.1 million charge to Boise Inc.’s long-lived assets, we concluded we had already expensed $6.2 million of the $19.8 million charge Boise Inc. recorded for long-lived asset impairment. Accordingly, we adjusted our equity in net loss of Boise Inc. for the $6.2 million we had already expensed.

(c)                                  At December 31, 2008, the carrying value of our investment in Boise Inc. was approximately $199.2 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to the write-down of our investment in Boise Inc. In accordance with APB Opinion No. 18, we are amortizing the difference to income on a straight-line basis over 10.4 years, which represents the remaining weighted-average useful life of Boise Inc.’s assets. In 2008, the amortization of the basis differential resulted in our recognizing $5.3 million of income in “Equity in net loss of affiliate” and will result in our recognizing approximately $19.2 million of income per year for the next 10.4 years, which will be increased or decreased by our proportionate share of Boise Inc.’s net income or loss.

In accordance with SEC Regulation S-X Rule 3-09, Separate Financial Statements of Subsidiaries not Consolidated and 50 Percent or Less Owned Persons, we filed Boise Inc.’s 2008 audited consolidated financial statements as Exhibit 99 to this Form 10-K.

We closely monitor Boise Inc.’s common stock share price and publicly reported financial performance. At December 31, 2008, Boise Inc.’s stock closed at $0.43, and the fair value of the 37.9 million shares we hold in Boise Inc. was, based on such trading price, $16.3 million, compared with the $21.0 million, or $0.55 per share, carrying value recorded on our December 31, 2008, Consolidated Balance Sheet. At December 31, 2008, we evaluated whether the investment was other than temporarily impaired and concluded that it was not.

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

5.                                      Transactions With Related Parties

Sales

Prior to the Sale, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the years ended December 31, 2008, 2007, and 2006, sales to OfficeMax were $90.1 million, $615.7 million, and $575.9 million. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

During the year ended December 31, 2008, we sold $45.3 million of fiber to Boise Inc. and $10.8 million of fiber to Louisiana Timber Procurement Company, L.L.C., an unconsolidated entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc., at prices designed to approximate market. Most of these sales relate to pulpwood and chip sales from our Wood Products segment. These sales are included in “Sales, Related parties” in the Consolidated Statement of Loss.

Costs and Expenses

During the year ended December 31, 2008, we purchased $64.9 million of fiber from Louisiana Timber Procurement Company, L.L.C, and $3.4 million of transportation services from Boise Inc. We purchased the fiber and transportation services at prices that approximated market prices. In 2008, these costs are recorded in “Materials, labor, and other operating expenses from related parties” in our Consolidated Statement of Loss.

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee. The absorption fee of $5.0 million is allocated among the services provided under the contract and declines to zero in total and on an allocable basis over the initial three-year term of the agreement. In 2008, we recognized $12.1 million of costs related to this agreement, of which we recorded $1.7 million in “Materials, labor, and other operating expenses from related parties,” $2.3 million in “Selling and distribution expenses,” and $8.1 million in “General and administrative expenses from related party” in our Consolidated Statement of Loss.

Note Receivable

In connection with the Sale, we received a 15.75%, $41.0 million paid-in-kind promissory note receivable from Boise Inc. that compounded quarterly and was scheduled to mature in August 2015. After the Sale, the note receivable increased $17.3 million for working capital adjustments. During 2008, we recorded approximately $2.8 million of interest income in our Consolidated Statement of Loss.

In 2008, we sold the note receivable for $52.7 million after selling expenses and recorded an $8.4 million loss on the sale in “Other (income) expense, net” in our Consolidated Statement of Loss. We are obligated under the indenture for our 7.125% senior subordinated notes due in 2014 to use the net proceeds (as defined in the indenture) of the sale of the note receivable within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. We expect to use the remaining cash from the sale of the note receivable to either repay indebtedness under the Revolving Credit Facility or to make capital expenditures. At December 31, 2008, the remaining net cash proceeds received are invested in high-quality, short-term investments, which we record in “Cash and cash equivalents.”

Tax Distributions

We are a limited liability company and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of BC Holdings and affiliates to pay income taxes. During the year ended December 31, 2008, we made $128.1 million of cash tax distributions, of which $120.7 million related to the net taxable gain on the Sale. During the years ended December 31, 2008, 2007, and 2006, we paid Forest Products Holdings, L.L.C. (FPH) $105.1 million, zero, and $16.1 million. For the years ended December 31, 2008 and 2006, FPH in turn paid $94.3 million and $14.2 million to Madison Dearborn Partners (MDP), our equity sponsor; $10.4 million and $1.9 million to management investors; and $0.4 million and zero to nonmanagement affiliates. During the years ended December 31, 2008, 2007, and 2006, we also paid $23.0 million, $2.8 million, and $3.2 million to OfficeMax. These payments represented cash paid to fund their tax obligations related to their investments in us.

OfficeMax Indemnifications

The asset purchase agreement entered into in connection with the purchase of OfficeMax’s forest products and paper assets contains customary representations, warranties, and covenants, including an obligation for OfficeMax to indemnify us for breaches relating to employee and environmental law matters, which survives until October 29, 2009. We are also indemnified with respect to certain pre-Forest Products Acquisition liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities.

6.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Year Ended December 31
	2008	2007	2006
		(thousands)

Facility closures (a)	$9,927	$—	$—
Loss on sale of note receivable from related party (b)	8,357	—	—
Sales of assets, net (c)	(7,906)	(2,257)	3,639
Changes in retiree healthcare programs	—	(4,367)	(3,741)
Other, net	256	931	6,191
	$10,634	$(5,693)	$6,089

(a)                                  In 2008, we permanently closed our veneer operation in St. Helens, Oregon, and recorded $1.8 million of expense related to the closure in “Other (income) expense, net” and $2.0 million of expense for the write-down of log inventories in “Materials, labor, and other operating expenses” in our Consolidated Statement of Loss.

In December 2008, we committed to closing the plywood manufacturing facility in White City, Oregon, and we recorded $7.5 million of expense related to the planned closure. The facility is scheduled to close in March 2009.

(b)                                 In 2008, we sold the note receivable from Boise Inc. for $52.7 million after selling expenses, and we recorded an $8.4 million loss on the sale.

(c)                                  In 2008, we sold our indirect wholly owned subsidiary in Brazil, Boise Cascade do Brasil LTDA., to Aracruz Celulose, S.A., for $45.5 million after selling expenses, and we recorded a $5.7 million net gain on the sale.

7.                                      Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $15.3 million, $25.9 million, and $23.3 million for the years ended December 31, 2008, 2007, and 2006. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $11.7 million in 2009, $10.9 million in 2010, $9.6 million in 2011, $8.5 million in 2012, and $7.3 million in 2013, with total payments thereafter of $38.6 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately two years, with fixed payment terms similar to those in the original lease agreements.

Sale/Lease-Back Transactions

In 2007, we sold our newly constructed building materials distribution center in Milton, Florida, for $10.1 million, net of related fees and expenses. The gain recognized on this sale was not material. The proceeds were used to make debt repayments. In connection with the sale, we leased back the facility over a 15-year lease term. The lease is accounted for as an operating lease. The minimum lease payment requirements related to the transaction are included in the minimum lease payments disclosed above.

In 2006, we sold our Lakeville, Minnesota, and Rochelle, Illinois, building materials distribution facilities and our headquarters building in Boise, Idaho. In connection with the sales, we leased back 100% of our distribution facilities, and after the Sale, we now lease approximately 18% of the sold headquarters building. We collected $11.0 million and $27.2 million of net proceeds from the sale of the two distribution centers and the headquarters building, respectively, which we used to make debt repayments. In connection with the sale of the distribution centers, we recorded a $1.5 million deferred gain in “Other long-term liabilities” on our Consolidated Balance Sheet, which we are recognizing as a reduction of lease expense over the life of the lease. We recognized a $1.7 million loss on the sale of the headquarters building, which we recorded in “Other (income) expense, net” in our Consolidated Statement of Income. The leases are accounted for as operating leases, and the minimum lease payment requirements related to the transactions are included in the minimum lease payments disclosed above.

8.                                      Income Taxes

Tax Distributions

We are a limited liability company and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes with respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of BC Holdings and affiliates to pay these taxes. For the years ended December 31, 2008, 2007, and 2006, we made $128.1 million, $2.8 million, and $19.3 million of cash distributions, respectively, to permit our equity holders to pay these taxes. Relative to 2007 and 2006, the increase in 2008 distributions related to the net taxable gain on the Sale. Both our senior credit facilities and the indenture governing our notes permit these distributions.

Income Tax (Provision) Benefit

Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the year ended December 31, 2008, income tax expense was $0.5 million, compared with $8.0 million in 2007 and $3.6 million in 2006. Relative to 2007, the decrease in income tax expense is primarily related to no income tax expense related to cash flow hedges in 2008. During the years ended December 31, 2008, 2007, and 2006, our effective tax rates for our separate subsidiaries that are taxed as corporations were 43.9%, 40.3%, and 37.3%. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income. At December 31, 2008 and 2007, we had a $0.2 million deferred tax asset and a $0.6 million deferred tax liability related to our taxable subsidiaries recorded on our Consolidated Balance Sheets.

At December 31, 2008 and 2007, our tax basis was $154.1 million higher and $359.9 million lower than the reported amount of net assets recorded on our Consolidated Balance Sheets. In 2008, the difference related primarily to the fact that we were not able to write down the value of our investment in Boise Inc. for tax purposes. In 2007, the difference related primarily to accelerated depreciation recorded for tax purposes.

Boise Building Solutions Manufacturing Holdings Corp., a wholly owned, fully consolidated operating entity, has an investment in foreign subsidiaries. At December 31, 2008 and 2007, the foreign subsidiaries had $15.2 million and $26.8 million, respectively, of deferred tax assets. The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance. In addition, Boise Building Solutions Manufacturing Holdings Corp. had $16.0 million and zero of deferred tax assets related to the capital loss carry forward from the sale of our subsidiaries in Brazil and the United Kingdom. The capital loss carry forward was fully offset by a valuation allowance, because it is more likely than not that we will not be able to utilize the capital loss carry forward before it expires in 2013.

In 2008, 2007, and 2006, we paid $0.8 million, $3.3 million, and $4.4 million of taxes, net of other refunds received.

FIN No. 48

In January 2007, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, and it did not have a significant impact on our financial position or results of operations. On January 1, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. We recognize interest and penalties on unrecognized tax benefits in “Income tax provision” in the Consolidated Statements of Income (Loss). For the years ended December 31, 2008, 2007, and 2006, we recognized an insignificant amount of interest and penalties. In connection with the Sale in February 2008, all of our FIN No. 48 liabilities were transferred to Boise Inc., and we have no FIN No. 48 liabilities at December 31, 2008.

BC Holdings, or one of our subsidiaries, files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, Idaho, Louisiana, Oregon, Minnesota, Texas, and Washington. We are subject to tax examinations from October 29, 2004 (our inception) to present. In 2008, the United States Internal Revenue Service completed an audit of BC Holdings’ 2005 and 2006 tax years and issued a notice of a proposed adjustment. We have responded with a request to appeal the adjustment. If we do not prevail in appeals, any incremental tax owed from the adjustment would be payable by our equity holders in accordance with their respective ownership percentages. We do not expect any cash distributions to members of BC Holdings and affiliates resulting from the adjustment, if any, to be significant. Additionally, in third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006.

9.                                      Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We account for goodwill in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a fair-value-based approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2008 and 2007 and determined that there was no impairment.

We account for acquisitions using the purchase method of accounting. As a result, we allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition. In accordance with SFAS No. 141, Business Combinations, we had one year from the purchase date to finalize or receive information to determine changes in estimates of the fair value of assets acquired and liabilities assumed.

Changes in the carrying amount of our goodwill by segment are as follows:

	Building Materials Distribution	Wood Products	Paper	Packaging & Newsprint	Corporate and Other	Total
	(thousands)

Balance at December 31, 2006	$5,593	$6,577	$1,341	$8,335	$—	$21,846

Purchase price adjustments during 2007 (a)	—	—	32,542	—	—	32,542
Goodwill reclassified to “Assets held for sale” (b)	—	—	(33,883)	(8,335)	—	(42,218)
Balance at December 31, 2007, and December 31, 2008	$5,593	$6,577	$—	$—	$—	$12,170

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

(b)                                 See Note 3, Sale of our Paper and Packaging & Newsprint Assets, for more information.

At December 31, 2008 and 2007, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademark assets have an indefinite life and are not amortized. Customer relationships are amortized over five years.

Intangible assets consisted of the following:

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,752)	348
	$11,000	$(1,752)	$9,248

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,332)	768
	$11,000	$(1,332)	$9,668

Intangible asset amortization expense was $0.4 million in 2008, $3.9 million in 2007, and $4.0 million in 2006. The estimated amortization expense for 2009 is $0.3 million. We estimate no amortization expense after 2009.

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

At December 31, 2008 and 2007, we had $0.6 million and $0.8 million of asset retirement obligations recorded in “Other, Other long-term liabilities,” on our Consolidated Balance Sheets. At December 31, 2008, these liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations. The table below describes changes to our asset retirement obligations for the years ended December 31, 2008 and 2007:

	December 31
	2008	2007
	(thousands)

Asset retirement obligation at beginning of year	$782	$11,544
Liabilities incurred	—	—
Accretion expense	197	926
Payments	—	(37)
Revisions in estimated cash flows	—	1,652
Asset retirement obligation reclassified to “Liabilities related to assets held for sale”	(380)	(13,303)
Asset retirement obligation at end of year	$599	$782

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

11.                               Debt

At December 31, 2008 and 2007, our short- and long-term debt were as follows:

	December 31
	2008	2007
	(thousands)

Asset-based revolving credit facility, due 2013	$75,000	$—
Tranche E term loan, due 2014	—	521,063
7.125% senior subordinated notes, due 2014	240,000	400,000
Delayed-draw term loan, due 2014	—	199,500
Borrowings secured by receivables	—	40,000
Current portion of long-term debt	—	(47,250)
Long-term debt, less current portion	315,000	1,113,313
Short-term borrowings	—	10,500
Current portion of long-term debt	—	47,250
Total debt	$315,000	$1,171,063

As discussed in Note 3, Sale of Our Paper and Packaging & Newsprint Assets, with the proceeds from the Sale and an initial borrowing under the Revolving Credit Facility, we repaid $1,085.6 million of long-term debt, including all of the borrowings under the previous revolving credit facility, Tranche E term loan, delayed-draw term loan, borrowings secured by our receivables, and $160.0 million of our 7.125% senior subordinated notes.

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into the Revolving Credit Facility with Bank of America. As part of the syndication process, the Revolving Credit Facility was amended in April 2008 to revise the pricing and incorporate additional covenants. At December 31, 2008, we had $75.0 million of borrowings outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the period of February 22, 2008, through December 31, 2008, the average interest rate for our borrowings under the Revolving Credit Facility was 5.0%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the Revolving Credit Facility were $64.1 million and $75.0 million between February 22, 2008, and December 31, 2008. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the period from February 22, 2008, through December 31, 2008, was $72.7 million. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment. At December 31, 2008, we had $75.0 million of outstanding loans under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed-charge coverage ratio is below 1:1, as it was on December 31, 2008, by a further requirement that we maintain a combination of unrestricted cash and borrowing base less outstanding loans at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. Thus, at December 31, 2008, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $333.9 million calculated as follows:

Net availability under Revolving Credit Facility	$103.1
Cash	275.8
Availability threshold	(45.0)
$333.9

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That covenant was not applicable on December 31, 2008. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At December 31, 2008, we had $14.2 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the purchase price for the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. In connection with the Sale, we repurchased $160.0 million of the notes at par on April 15, 2008. In first quarter 2009, we repurchased $8.0 million of senior subordinated notes for $4.1 million, plus accrued interest.

Other

At December 31, 2008 and 2007, we had $7.9 million and $23.1 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. With the proceeds from the Sale, we repaid a significant portion of our debt. In connection with repaying the debt, we expensed approximately $17.6 million of deferred financing costs in 2008. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint assets” in our Consolidated Statement of Loss. In addition, we incurred approximately $4.5 million of financing costs related to the Revolving Credit Facility, which is included, net of amortization, in “Deferred financing costs” on our December 31, 2008, Consolidated Balance Sheet.

For the years ended December 31, 2008, 2007, and 2006, cash payments for interest, net of interest capitalized, were $36.0 million, $96.1 million, and $95.1 million, respectively.

At December 31, 2008, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $99.5 million less than the amount reported on our Consolidated Balance Sheet.

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

Interest Rate Risk

With the proceeds from the Sale, we significantly decreased our variable-rate debt. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million in February 2008. The interest rate swaps were considered economic hedges. During 2008, we recorded the fair value of the interest rate swaps, or $6.3 million of expense, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss.

At December 31, 2007, we had four interest rate swaps to hedge our exposure to interest rate fluctuations associated with a portion of our variable-rate debt. At December 31, 2007, these interest rate swaps were considered economic hedges, and accordingly, we recognized $4.6 million of expense in 2007 related to changes in the fair value of these instruments in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income. During 2007, in connection with the repayment of some of our variable-rate debt, these swaps were de-designated as cash flow hedges, and approximately $8.4 million of income related to the change in the fair value of the interest rate swaps was reclassified out of “Accumulated other comprehensive income” in our Consolidated Statement of Capital.

Foreign Currency Risk

At December 31, 2008, we had no foreign currency hedges.

Energy Risk

Occasionally, we enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. As of December 31, 2008, we had no material derivative instruments related to our forecasted natural gas purchases.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership and Boise Cascade, L.L.C., issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc.’s stock. In February 2009, we settled our obligation related to the CVRs using 0.8 million Boise Inc. shares.

13.                               Retirement and Benefit Plans

Retirement and Benefit Plans

Our retirement plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, deferred compensation plans, and postretirement healthcare benefit plans.

Effective January 1, 2008, we spun off the portion of each benefit plan attributable to employees or retirees of the Paper and Packaging & Newsprint businesses. Effective February 22, 2008, under the terms of the Sale, we transferred sponsorship of the spunoff plans to Boise Paper Holdings, L.L.C., a subsidiary of Boise Inc., and only those employees, terminated vested participants, and retirees whose employment was with our Wood Products, Building Materials Distribution, and some corporate and discontinued operations continue to be covered under the plans remaining with us.

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

We also sponsor contributory defined contribution savings plans for most of our salaried and hourly employees. Employees that are not eligible to participate in our defined benefit pension plans are eligible for additional discretionary company matching contributions based on a percentage approved by the company each plan year. Expenses related to company matching contributions to our defined contribution savings plans for the years ended December 31, 2008, 2007, and 2006, were $9.0 million, $16.4 million, and $15.3 million.

We sponsor a deferred compensation plan, through which our key managers and nonaffiliated directors may irrevocably elect to defer a portion of their base salary and bonus or director’s fees until termination of employment or beyond. A participant’s account is credited with imputed interest at a rate equal to 130% of Moody’s composite average of yields on corporate bonds. In addition, participants other than directors may elect to receive their company matching contributions in our deferred compensation plan in lieu of any matching contribution in our savings plan. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. The total participant deferrals were $2.3 million, $2.9 million, and $3.1 million for the years ended December 31, 2008, 2007, and 2006. For the years ended December 31, 2008, 2007, and 2006, we recognized $0.9 million, $0.6 million, and $0.3 million of interest expense related to the plan. At December 31, 2008 and 2007, we had $12.9 million and $9.8 million of liabilities related to the plans recorded on our Consolidated Balance Sheets.

We also have postretirement healthcare benefit plans. The type of retiree healthcare benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of our postretirement healthcare plans are unfunded. In 2007 and 2006, we communicated to our employees changes to our retiree healthcare programs. We discontinued healthcare coverage for most of our post-65 retirees. In addition, we eliminated the company subsidy for some of our pre-65 hourly retirees. This change shifted retiree medical costs to the plan participants. As a result of this change, we recorded a $4.4 million and $3.7 million gain in our Consolidated Statements of Income for the years ended December 31, 2007 and 2006. We use a December 31 measurement date for our postretirement benefit plans.

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

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$672,133	$651,181	$2,810	$7,647
Service cost	12,574	23,179	1	76
Interest cost	21,914	38,294	26	239
Amendments	163	7,472	—	—
Actuarial (gain) loss	19,535	(35,745)	45	(582)
Special termination benefits	2,685	—	—	—
Closure and curtailments	1,582	(181)	—	(4,300)
Plan sponsorship transferred in Sale	(378,347)	—	(2,723)	—
Benefits paid	(8,287)	(12,067)	—	(270)
Benefit obligation at end of year	343,952	672,133	159	2,810

Change in plan assets
Fair value of plan assets at beginning of year	585,213	555,396	—	—
Actual return (loss) on plan assets	(92,275)	41,629	—	—
Employer contributions	20,301	255	—	—
Plan sponsorship transferred in Sale	(323,641)	—	—	—
Benefits paid	(8,287)	(12,067)	—	—
Fair value of plan assets at end of year	181,311	585,213	—	—
Over (under) funded status	$(162,641)	$(86,920)	$(159)	$(2,810)

Amounts recognized on our Consolidated Balance Sheets
Liabilities related to assets held for sale (a)	$—	$(45,981)	$—	$(2,644)
Current liabilities	(590)	(110)	(18)	(15)
Noncurrent liabilities	(162,051)	(40,829)	(141)	(151)
Net amount recognized	$(162,641)	$(86,920)	$(159)	$(2,810)

(a)                                  Pension and other postretirement benefit amounts related to the sale of our Paper and Packaging & Newsprint segments and most of our Corporate and Other segment are recorded in “Liabilities related to assets held for sale” on our Consolidated Balance Sheet in 2007. See Note 3, Sale of Our Paper and Packaging & Newsprint Assets, for more information.

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(thousands)

Net (gain) loss	$79,569	$(83,457)	$(26)	$(421)
Prior service cost	1,261	12,910	—	—
Net amount recognized	$80,830	$(70,547)	$(26)	$(421)

The accumulated benefit obligation for all defined benefit pension plans was $313.9 million and $607.0 million at December 31, 2008 and 2007.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $344.0 million, $313.9 million, and $181.3 million, respectively, as of December 31, 2008, compared with $529.5 million, $466.0 million, and $438.0 million, respectively, as of December 31, 2007.

Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss are as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
	(thousands)

Service cost	$12,574	$23,179	$24,931	$1	$76	$213
Interest cost	21,914	38,294	33,866	26	239	378
Expected return on plan assets	(21,619)	(38,386)	(34,221)	—	—	—
Amortization of actuarial (gain) loss	(308)	520	277	(12)	(34)	—
Amortization of prior service costs and other	319	1,190	597	—	—	—
Plan settlement/curtailment (gain) expense	4,068	(181)	904	—	—	—
Company-sponsored plans	16,948	24,616	26,354	15	281	591
Multiemployer pension plans	115	469	502	—	—	—
Net periodic benefit cost	17,063	25,085	26,856	15	281	591

Net periodic benefit recognized in connection with the Sale	(17,555)	—	—	(338)	—	—

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net (gain) loss	162,718	(38,988)	(43,949)	383	(514)	59
Prior service (credit) cost	(11,330)	7,473	6,627	—	—	—
Amortization of actuarial gain (loss)	308	(520)	—	12	34	—
Amortization of prior service cost and other	(319)	(1,190)	—	—	—	—
Total recognized in other comprehensive (income) loss	151,377	(33,225)	(37,322)	395	(480)	59

Total recognized in net periodic cost (benefit) and other comprehensive (income) loss	$150,885	$(8,140)	$(10,466)	$72	$(199)	$650

In 2009, we estimate net periodic pension expense will be $14.8 million. The 2009 net periodic pension expense will include $0.2 million of net loss and $0.2 million of prior service cost that will be amortized from accumulated other comprehensive loss.

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefit obligations:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Weighted average assumptions as of December 31
Discount rate	6.10%	6.40%	5.50%	5.50%
Rate of compensation increase	4.25%	4.25%	—	—

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Weighted average assumptions as of the last day in the presented period
Discount rate	6.40%	5.90%	5.60%	5.50%	5.75%	5.40%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	—	—	—
Rate of compensation increases	4.25%	4.25%	4.25%	—	—	—

Discount Rate Assumption.  In all years presented, the discount rate assumption was determined using a spot rate yield curve constructed to replicate Aa-graded corporate bonds. The plan’s projected cash flows were duration-matched to this yield curve to develop an appropriate discount rate.

Asset Return Assumption.  We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes in which we invest. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights we assign each asset class are based on our investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2009 net periodic benefit cost is 7.25%.

Rate of Compensation Increases.  This assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation.

The following table presents our assumed healthcare cost trend rates at December 31, 2008 and 2007.

	2008	2007

Weighted average assumptions as of December 31
Healthcare cost trend rate assumed for next year	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. At December 31, 2008, a one-percentage-point change in our assumed healthcare cost trend rates would not significantly affect our total service or interest costs or our postretirement benefit obligation.

Plan Assets

Our pension plan asset allocations by asset category at December 31, 2008 and 2007, are as follows:

	Plan Assets at December 31
Asset Category	2008	2007

U.S. equity securities	52%	52%
International equity securities	15%	16%
Fixed-income securities	33%	32%
	100%	100%

Our Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. We have retained Russell Investments (Russell) to oversee the management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner. As of December 31, 2008, our investment policy governing our relationship will Russell allocated 44% to large-capitalization U.S. equity securities (ten managers utilized in the Russell large-capitalization U.S. equity fund as of December 31, 2008), 33% to long-duration fixed-income securities (three managers), 15% to international equity securities (nine managers), and 8% to small- and mid-capitalization U.S. equity securities (ten managers). Our arrangement with Russell calls for monthly rebalancing to the policy targets noted above.

Cash Flows

In 2008, the significant decline in global equity markets and turmoil in the credit markets caused our pension investment portfolio to suffer significant losses. As a result of investment losses, new benefits earned, and actuarial assumption changes, our funding shortfall increased from $86.9 million at December 31, 2007, to $162.6 million at December 31, 2008, measured on a projected benefit obligation basis. While the Worker, Retiree, and Employee Recovery Act of 2008 provides some relief as to the timing of our required future cash contributions, we expect to make material contributions to our pension plans for the next several years barring a dramatic recovery in equity and debt market security valuations or a sizable increase in the discount rate used to measure our liabilities. For the years ended December 31, 2008, 2007, and 2006, we made cash contributions and certain benefit payments to our pension and other postretirement benefit plans totaling $21.0 million, $1.1 million, and $20.7 million. We are required to contribute $4.4 million to our pension plans in 2009. In March 2009, we made $25.0 million of discretionary contributions to improve the funded status of our plans. There can be no assurances our investment portfolio will not suffer further losses or interest rates will not decline in the future and exacerbate our current funding shortfall.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants. Qualified pension benefit payments are paid from plan assets, while nonqualified pension and other benefit payments are paid by the company. The postretirement benefit plan is not subject to minimum regulatory funding requirements. Since the postretirement benefit plans are unfunded, the expected contributions represent the estimated health claims to be paid for plan participants, net of retiree contributions.

	Pension Benefits	Other Benefits
	(thousands)

2009	$9,796	$18
2010	11,816	29
2011	13,700	29
2012	15,809	29
2013	17,595	35
Years 2014-2018	112,231	34

14.                               Redeemable Equity Units

Management Equity Agreement

Key managers and unaffiliated directors of Boise Cascade, L.L.C. (each a management investor) have purchased or been awarded, pursuant to the terms of separate Management Equity Agreements or Director Equity Agreements (collectively the Equity Plan), equity units in FPH at prices (with respect to Series B Units) that approximated fair value on the date of purchase. Those who purchased the FPH Series B equity units received grants of FPH Series C equity units (profit interests) that represent the right to participate in profits after capital is returned to the holders of the FPH Series B equity units. In addition, FPH has issued Series C equity units to key managers and nonaffiliated directors for no consideration. We account for awards granted under the Equity Plan in our consolidated financial statements in accordance with SFAS No. 123(R), Share-Based Payment.

Repurchase and Amendment

In May 2008, FPH entered into a Repurchase Agreement and Amendment No. 1 to our Management Equity Agreement (the 2008 Amendment Agreements) with each management investor. Under the redemption provisions of the 2008 Amendment Agreements, FPH repurchased 48.5% of each management investor’s Series B units for an amount equal to such manager’s original investment in FPH, totaling $9.7 million of cash. The repurchase was at the election of the individual participant and was offered for a short period of time. Accordingly, we accounted for the repurchase as a “short-term inducement” under SFAS No. 123(R), using the equity method of accounting. During 2008, we recognized $0.4 million of compensation expense for the amount that the repurchase exceeded the fair value of the awards.

The 2008 Amendment Agreements amended the vesting provisions of the Series C equity units as described under “Vesting” below. The amendments had no impact on the vesting provisions governing the Series B units. In accordance with SFAS No. 123(R), we measured the value of the award before and after the modification, and as a result, we will recognize an incremental $2.0 million of compensation expense related to the modification. Of the $2.0 million of incremental compensation expense, we recognized approximately $0.6 million in 2008, and we will recognize the remaining $1.4 million prospectively over the remaining vesting period.

Vesting

Under the original Equity Plan, the FPH Series B equity units and 50% of the Series C equity units (service condition vesting units) were to vest on a pro rata basis between December 31, 2004, and December 31, 2009. The other 50% of the Series C equity units (market condition vesting units) were to vest at the end of 2009 if specific criteria tied to internal rates of return were met. Accelerated vesting, in whole, or in part was provided for in specific circumstances.

The 2008 Amendment Agreements, revised the Equity Plan such that:  (i) 62.9% of the market condition Series C equity units were converted to service condition vesting units and vest on a daily basis from February 22, 2008, through December 31, 2010; (ii) 37.1% of the market-condition Series C equity units remain subject to the Equity Plan’s internal rate-of-return formula, but the vesting period was extended one year to December 2010; and (iii) the vesting period for the service condition vesting Series C equity units not vested as of February 22, 2008, was reset to provide ratable daily vesting from February 22, 2008, through December 31, 2010.

Upon either the sale of the company, as defined in the Equity Plan, or an initial public offering, vesting is fully accelerated for all management investors (subject to satisfaction of applicable market-based vesting conditions for units subject to market conditions).

For management investors whose employment is terminated as the result of the sale of a division, such management investors’ Series B equity units will vest on a daily pro rata basis through the date of termination calculated on the basis of an aggregate vesting period running from December 31, 2004, through December 31, 2009, and their service condition vesting Series C equity units that were not vested on February 22, 2008, will vest on a daily pro rata basis calculated through the date of termination on the basis of an aggregate vesting period running from February 22, 2008, through December 31, 2010. In addition, in such circumstance their market condition vesting Series C equity units will vest on the same basis as their service condition vesting Series C units without regard to any calculation of an applicable market return.

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

Compensation Expense

We did not recognize compensation expense on the date of grant for the Series B equity units, because the fair value of the units issued by FPH was equal to or less than the amount each employee was required to pay. The Series C equity units are accounted for as restricted stock. We recognize compensation expense for the Series C equity units based on the fair value on the date of the grant and/or the award modification date. Compensation expense is recognized ratably over the vesting period for the Series C equity units that vest over time and ratably over the award period for the units that vest based on internal rates of return. During the years ended December 31, 2008, 2007, and 2006, we recognized $6.6 million, $3.1 million, and $3.5 million of compensation expense. Of the $6.6 million of compensation expense recognized in 2008, we recorded $5.1 million in “Gain on sale of Paper and Packaging & Newsprint Assets,” and most of the other costs were recorded in “General and administrative expenses” in our Consolidated Statements of Loss. In 2007 and 2006, most of the compensation costs were recorded in “General and administrative expenses.”

Fair Value Measurement — Series C Equity Units

The fair value of the Series C equity units as of the grant date and/or award modification date was estimated by analyzing our possible future events, the paths to liquidity for the holders of the Series C equity units, and how these paths may affect the valuation of the Series C equity units. These possible future events included a sale of the company, an initial public offering, and remaining a private company. We estimated probabilities of these events occurring based on our strategies at each of the grant and/or award modification dates. A decision tree analysis that incorporated these event outcomes and the likelihood of their occurrences was created. Payoffs to the holders of the Series C equity units were constructed at each event outcome on the decision tree. Based on this framework, a simulation analysis was run to arrive at the fair values of the Series C equity units.

SFAS No. 123(R) requires different valuation calculations for equity grants that have a service condition and equity grants that have a market condition. Series C equity units that vest over time are service condition awards. Under the requirements of SFAS No. 123(R), the fair value of these awards is measured assuming that all conditions have been met or as if they were fully vested on the grant date. Compensation expense is recognized over the vesting period and adjusted if the service condition is not met.

The Series C equity units that vest based on internal rates of return are market condition grants under the requirements of SFAS No. 123(R). The standard requires that the valuation of market condition awards considers the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the internal rate of return represents a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under SFAS No. 123(R) for an award regardless of when, if ever, the market condition is satisfied.

Redemption Provisions

The FPH Series B and Series C equity units held by management investors are redeemable at FPH’s option upon termination of the management investor’s employment (or membership on the company’s board of directors) and at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. The 7.125% senior subordinated notes and our Revolving Credit Facility limit the amount of equity unit redemptions to $5 million in any year, subject to a two-year carry forward and carry back provision that provides an aggregate limit in any one year of $15 million. Redemptions made pursuant to the Sale and the 2008 Amendment Agreements (described above) were permitted by other provisions of such agreements and did not affect the ongoing availability for additional redemptions.

Except in the event of death or disability, we believe that the redemption of these units is within our control due to the interlocking boards of FPH and BC Holdings and because FPH was organized solely for the purpose of establishing BC Holdings to acquire the forest products and paper assets of OfficeMax. Repurchases under the Equity Plan have been funded by mirror-image redemptions of B units and C units held by FPH in its subsidiaries. Because the redemption of the FPH Series B and Series C equity units and the expected parallel redemptions of our Series B and Series C equity units are a contingent event outside the employee’s control, we account for the units using equity plan accounting in accordance with FSP No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event. However, because FPH units are subject to mandatory redemption in an event that is outside our control (death or disability), we are required to classify these units outside of permanent equity on our Consolidated Balance Sheets at fair value as of the grant date and/or award modification date. Accordingly, at December 31, 2008 and 2007, we had $6.0 million and $26.5 million recorded in “Redeemable equity units” on our Consolidated Balance Sheet. Relative to December 31, 2007, the decrease in “Redeemable equity units” resulted from the combination of (i) the repurchase of units from management investors that terminated employment with us in connection with the Sale; (ii) the repurchase of 48.5% of each management investor’s Series B equity units in May 2008, per the provisions of the 2008 Amendment Agreements (discussed above); and (iii) the reclassification of a retired officer’s equity units into the capital section of the balance sheet, because the provisions of his retirement agreement causes his units to no longer be subject to mandatory redemption in an event that is outside our control.

In the event that a management investor’s employment with us is terminated or his service as a director terminates, as the case may be, FPH holds an option, pursuant to the Equity Plan, to reacquire its equity units held by departing management investors at prices provided for in such agreements. During 2008, 2007, and 2006, FPH voluntarily redeemed some of the Series B and Series C equity units of departing management investors. Except for redemptions arising from the sale of a division or the death or disability of a management investor, we do not currently expect to redeem immature equity units (a unit for which the investor has not been subject to the risks and rewards of ownership for at least six months after vesting occurs).

FPH’s equity unit redemptions were funded by redemption by its subsidiaries of an identical number of redeemable Series B equity units or redeemable Series C equity units. FPH subsidiaries redeemed 11.6 million redeemable Series B equity units during 2008 and redeemed 0.5 million in both 2007 and 2006. In 2008, 2007, and 2006, FPH redeemed 10.3 million, 0.1 million, and 37,000 redeemable Series C equity units. The total cash paid by FPH subsidiaries during 2008, 2007, and 2006 for parallel redemptions of redeemable Series B and Series C shares was $28.6 million, $1.0 million, and $0.7 million.

Impact of the Sale on Our Equity Plan

In connection with the Sale, approximately 75 participants in our Management Equity Plan terminated employment with us. These employees collectively held 6.6 million Series B and 16.1 million Series C units. In March 2008, we paid $18.3 million to repurchase their equity units.

In connection with the Sale, for the year ended December 31, 2008, we recorded $3.1 million of expense to adjust the value of the immature equity units (units that have not been at risk for at least six months) to redemption value and $2.0 million of expense related to nonrefundable tax distributions paid to management investors in connection with their investments in us that will not vest. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint Assets” in our Consolidated Statement of Loss. In addition, during 2008, pursuant to the Sale, we recorded a $6.3 million adjustment to the value of the mature equity units (vested units and units that had been at risk for at least six months) to reflect redemption value in the capital section of our Consolidated Balance Sheet and Consolidated Statement of Capital.

Activity of Redeemable Equity Units

The following summarizes the activity of our outstanding service and market condition equity units awarded under the Equity Plan as of December 31, 2008, 2007, and 2006, and changes during the years ended December 31, 2008 and 2007:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units
Outstanding Units	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)

Outstanding at December 31, 2006 (a)	17,108	$1.02	19,788	$0.39	19,788	$0.21

Granted	—	—	—	—	—	—
Repurchased	(486)	1.00	(118)	0.46	—	—
Forfeited	—	—	(123)	0.46	(266)	0.15
Outstanding at December 31, 2007 (a)	16,622	1.02	19,547	0.39	19,522	0.21

Granted (b)	—	—	—	—	—	—
Repurchased (c)	(11,644)	1.03	(5,216)	0.34	(5,077)	0.13
Forfeited (d)	—	—	(3,365)	0.33	(3,212)	0.13
Market condition awards converted to service condition awards (e)	—	—	3,354	0.74	(3,354)	0.14
Allocation of redeemable equity units to Capital (f)	(2,058)	1.00	(5,591)	0.46	(5,591)	0.41
Outstanding at December 31, 2008 (a)	2,920	1.00	8,729	0.53	2,288	0.14

(a)                                  Outstanding units include both vested and nonvested units, as units outstanding are reduced only through repurchase of units by us or through forfeiture of units by employees.

(b)                                 We did not sell or grant any Series B or C units under the Equity Plan. In February 2009, FPH granted approximately 9 million Series C equity units.

(c)                                  In 2008, FPH repurchased 6.6 million Series B and 10.2 million Series C equity units from management investors that terminated employment with us in connection with the Sale. In addition, under the provisions of the 2008 Amendment Agreements, FPH repurchased 4.7 million Series B equity units.

(d)                                 In 2008, management investors forfeited 5.9 million Series C units when they terminated employment with us in connection with the Sale.

(e)                                  Under the provisions of the 2008 Amendment Agreements, 62.9%, or 3.4 million of the market condition Series C equity units were converted to service condition vesting units. The table includes the increase in fair value of the equity units after the plan modification.

(f)                                    In 2008, we reclassified approximately 2.1 million Series B and 11.2 million Series C equity units into “Capital” on our Consolidated Balance Sheet. The reclassification resulted from a retired officer’s retirement agreement causing his equity units to no longer be subject to mandatory redemption in an event that is outside of our control.

The following summarizes the activity of our nonvested service and market condition equity units awarded under the Equity Plan as of December 31, 2008, 2007, and 2006, and changes during the years ended December 31, 2008 and 2007:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units
Nonvested Units	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)

Nonvested at December 31, 2006	9,134	$1.02	10,229	$0.38	19,732	$0.21

Granted	—	—	—	—	—	—
Repurchased	(486)	1.00	(118)	0.46	—	—
Vested	(3,670)	1.02	(4,615)	0.40	(5,991)	0.39
Forfeited	—	—	(123)	0.46	(266)	0.15
Nonvested at December 31, 2007	4,978	1.03	5,373	0.37	13,475	0.13

Granted	—	—	—	—	—	—
Repurchased	(2,539)	1.05	—	—	—	—
Vested	(1,319)	1.01	(1,906)	0.57	(5,077)	0.13
Forfeited (a)	—	—	(3,365)	0.35	(3,212)	0.13
Market condition awards converted to service condition awards (b)	—	—	3,354	0.74	(3,354)	0.14
Nonvested at December 31, 2008 (c)	1,120	1.00	3,456	0.63	1,832	0.14

(a)                                  In 2008, management investors forfeited 5.9 million Series C equity units when they terminated employment with us in connection with the Sale.

(b)                                 Under the provisions of the 2008 Amendment Agreements, 62.9%, or 3.4 million of the market condition Series C equity units were converted to service condition vesting units. The table includes the increase in fair value of the equity units after the plan modification.

(c)                                  The weighted average remaining vesting period is approximately 1.9 years.

At December 31, 2008, we had approximately $2.1 million of total unrecognized compensation cost related to the nonvested Series C redeemable equity units granted under the Equity Plan. The cost is expected to be recognized generally over a weighted average period of 2.0 years. In 2008, we recognized $6.6 million of compensation expense, of which $5.1 million related to the Sale, $0.4 million related to the repurchase of Series B equity units in connection with the 2008 Amendment Agreements, $0.9 million related to service condition awards vested through 2008 and $0.1 million related to the market condition awards that generally vest on December 31, 2010. In addition, per SFAS No. 123(R), we recognized approximately $0.1 million of compensation expense related to nonrefundable tax distributions paid to management investors in connection with their investments in us that we estimate will not vest.

15.                               Capital

Excluding the Series B and Series C redeemable equity units included in “Redeemable equity units” on our Consolidated Balance Sheets at December 31, 2008 and 2007, BC Holdings was capitalized with $350.4 million and $965.4 million of equity capital allocated among three series of equity units as follows:

	Units Outstanding		Amount
Equity Units	2008	2007	2008	2007
	(thousands)

Series A
OfficeMax	66,000	66,000	$81,967	$78,463

Series B
FPH (a)	423,415	421,357	213,444	696,513
OfficeMax	109,000	109,000	54,947	180,180

Series C
FPH (a)	11,183	—	—	10,268
			$350,358	$965,424

(a)                                  In 2008, we reclassified approximately 2.1 million Series B and 11.2 million Series C equity units from “Redeemable Equity Units” to “Capital” on our Consolidated Balance Sheet. The reclassification resulted from a retired officer’s retirement agreement causing his equity units to no longer be subject to mandatory redemption in an event that is outside of our control. All other Series C equity units issued and outstanding are disclosed under Redeemable Equity Units on our Consolidated Balance Sheet. For more information, see Note 14, Redeemable Equity Units.

Total capital decreased $615.1 million to $350.4 million at December 31, 2008, compared with $965.4 million in 2007. Of the $615.1 million decrease, $261.4 million related to losses for our investment in Boise Inc., $151.8 million related to the impact of changes in the unfunded accumulated benefit obligation of our pension plans, $131.7 million related to tax distributions to our equity holders, and the remaining difference related primarily to lower operating income in our Building Materials Distribution and Wood Products segments.

Description of Equity Units

Series A Equity Units.  The Series A equity units have no voting rights. They accrue dividends daily at a rate of 8% per annum, compounded semiannually, on the holder’s capital contributions and accumulated dividends (net of any distributions previously received by such holder). Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2008 and 2007, $19.2 million and $12.9 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Series A equity units participate in distributions as described below. Other than through accrual and receipt of dividends, the Series A equity units do not participate in the earnings of the company.

Series B Equity Units.  The Series B equity units entitle each holder to one vote on matters to be voted on by the members of BC Holdings. The Series B equity units participate in distributions as described below.

Series C Equity Units.  The Series C equity units have no voting rights. Series C equity units were issued to FPH in 2004 (the 2004 Series C units) and 2006 (the 2006 Series C units) without capital contributions. The 2004 Series C units have no right to participate in earnings of the company until distributions to the holders of the Series A equity units equal the original capital invested in such units plus accumulated and accrued dividends and distributions to the holders of Series B equity units equal the amount originally invested in them. The 2006 Series C units have no right to participate in the earnings of the company until the total amount distributed to Series B units is equal to or greater than $2.00 per unit. When the relevant threshold for distributions to Series C units has been met, they participate as outlined below. At December 31, 2008 and 2007, we had zero and $10.3 million of accrued Series C profit interests recorded on our Consolidated Balance Sheets.

Equity Distributions

As discussed in Note 14, Redeemable Equity Units, in February 2009, we issued 9.0 million Series C equity units. These equity units have a threshold equity value of $1.30 per unit. Including the 2009 grant, equity distributions (liquidating and otherwise) among the three series of equity units are made as follows under the provisions of our Operating Agreement:

•                  First to Series A equity unit and Series B equity unit holders ratably, based on the number of units outstanding, until each has received distributions in an amount equal to his or her capital contributions (plus, in the case of Series A equity unit holders, accumulated dividends and accrued and unpaid dividends);

•                  Then to Series B equity unit and 2004 Series C equity unit holders ratably, based on the number of units of each series outstanding (exclusive of 2006 Series C units), until total distributions to the Series B equity unit holders have reached $1.30 per unit outstanding;

•                  Then to Series B equity unit and 2004 and 2009 Series C equity unit holders until total distributions to the Series B equity unit holders have reached $2.00 per unit; and

•                  Thereafter, ratably to all Series B equity unit and Series C equity unit holders in proportion to their respective holdings of such equity units.

Tax Distributions

The BC Holdings Operating Agreement provides for tax distributions to be made annually (or quarterly at the discretion of the board of directors) to the holders of its equity units of all classes in an amount equal to the estimated combined federal and state income taxes incurred by such holders on their allocable share of the taxable income of BC Holdings for such period (see Note 8, Income Taxes). Tax distributions are not considered in determining the allocation of other distributions.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the following:

		Equity
		in Other
		Comprehensive	Unfunded Accumulated		Accumulated
	Cash	Loss of	Benefit Obligation		Other
	Flow Hedges	Equity Affiliate	Actuarial Gain	Prior Service Cost	Comprehensive Income (Loss)
			(thousands)

Balance at December 31, 2006, net of taxes	$3,203	$—	$43,890	$(6,627)	$40,466

Current-period changes, before taxes	1,527	—	39,503	(7,473)	33,557
Reclassifications to earnings, before taxes	(8,511)	—	485	1,190	(6,836)
Income taxes	3,914	—	—	—	3,914
Balance at December 31, 2007, net of taxes	133	—	83,878	(12,910)	71,101

Current-period changes, before taxes	80	(41,984)	(163,101)	11,330	(193,675)
Reclassifications to earnings, before taxes	(259)	—	(320)	319	(260)
Income taxes	46	—	—	—	46
Balance at December 31, 2008, net of taxes	$—	$(41,984)	$(79,543)	$(1,261)	$(122,788)

Securityholders Agreement with OfficeMax

In connection with the Forest Products Acquisition, we entered into a Securityholders Agreement with OfficeMax. This agreement describes the rights and responsibilities regarding OfficeMax’s equity ownership in BC Holdings. Specifically, under the agreement, OfficeMax has the right to appoint one director to our board of directors. The agreement also requires that OfficeMax obtain our consent before transferring its equity interest in our company. The agreement grants “tag-along” rights, which entitle OfficeMax to participate in sales of equity interests to third parties. In addition, the agreement grants

“drag-along” rights, which entitle OfficeMax to require the other equity holders to participate in sales of all or substantially all of the equity interests in our company. If we propose to issue additional equity securities, we will generally be required to offer OfficeMax a pro rata portion of the securities issued in such a transaction. The agreement will terminate in a liquidation or dissolution of the company, in an initial public offering, or in a sale of all or substantially all of the company’s stock or assets.

Registration Rights Agreement with FPH and OfficeMax

In connection with the Forest Products Acquisition, we entered into a Registration Rights Agreement with FPH and OfficeMax with respect to the equity interests they own in us. Under the Registration Rights Agreement, (i) FPH has the right to demand that we effect an unlimited number of registrations of its equity interests, whether pursuant to a long-form registration statement or a short-form registration, and pay all expenses, other than underwriting discounts and commissions, related to such registrations and (ii) after the earlier of the fifth anniversary of the completion of the Forest Products Acquisition or completion of an initial public offering by us, OfficeMax has the right to demand that we effect (a) seven registrations of its equity interests on a long-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to any two of such registrations (with OfficeMax paying all expenses relating to the other five such registrations) and (b) an unlimited number of registrations of its equity interests on a short-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to such registrations. In addition, FPH and OfficeMax have the right to participate in registrations of our equity interests effected by us, whether such registrations relate to an offering by us or by our equity holders. FPH and OfficeMax have agreed not to effect any public sale or private placement of any of our equity interests during the period beginning seven days prior to and ending 180 days after the effective date of the registration statement for any underwritten public offering of our equity interests.

16.                               Segment Information

Prior to the Sale, we operated our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. After the Sale, we operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments. The equity interest we own in Boise Inc. after the Sale represents a significant continuing involvement as defined in SFAS No. 144. As a result, we continue to show the results of the Paper and Packaging & Newsprint segments through February 21, 2008, and we did not define the sold assets as discontinued operations.

Our Building Materials Distribution segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to customers that resell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets.

Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in residential, light commercial construction, and repair-and-remodeling markets. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our own wholesale building materials distribution outlets. During 2008, approximately 46% of the wood products we manufactured, including approximately 67% of our EWP, were sold to our Building Materials Distribution segment.

Our Corporate and Other segment primarily includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Since the

Sale, we have purchased many of these services from Boise Inc. under an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us at cost. See Note 5, Transactions With Related Parties, for more information. Prior to the Sale, this segment also included certain rail and truck transportation businesses and related assets. During the years ended December 31, 2008, 2007, and 2006, segment sales related primarily to our rail and truck transportation businesses and were $8.6 million, $58.9 million, and $60.7 million, respectively.

The segments’ profits and losses are measured on operating profits before equity in net income (loss) of affiliate, impairment of investment in equity affiliate, changes in fair value of interest rate swaps and contingent value rights, interest expense, and interest income. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment. Our $21.0 million investment in Boise Inc. is held by BC Holdings and is not held by any of our reportable segments.

The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

Sales to OfficeMax were $90.1 million, $615.7 million, and $575.9 million in 2008, 2007, and 2006, representing 3%, 11%, and 10% of total sales, respectively. Sales to OfficeMax were primarily recorded in our Paper segment. No other single customer accounted for 10% or more of consolidated trade sales or of total sales. Export sales to foreign unaffiliated customers were $83.7 million, $237.8 million, and $199.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008, 2007, and 2006, and for the years then ended, long-lived assets located in foreign countries, and net sales originating in foreign countries were not material.

Segment sales to external customers by product line are as follows:

	Year Ended December 31
	2008	2007	2006
	(millions)
Building Materials Distribution
Structural panels	$340.3	$375.9	$470.1
Engineered wood products	249.3	375.5	461.0
Lumber	515.7	612.1	726.4
Particleboard	23.2	20.6	26.1
Building supplies and other	980.0	1,179.5	1,266.5
	2,108.5	2,563.6	2,950.1

Wood Products
Plywood and veneer	249.4	263.1	282.8
Engineered wood products	90.5	169.4	222.8
Lumber	71.9	101.2	111.8
Particleboard	37.6	48.9	51.4
Other	71.1	15.0	17.7
	520.5	597.6	686.5

Paper
Uncoated free sheet	224.2	1,392.1	1,319.9
Containerboard (medium)	0.1	1.5	0.7
Market pulp and other	20.2	139.3	118.5
	244.5	1,532.9	1,439.1

Packaging & Newsprint
Containerboard (linerboard)	16.5	104.3	107.4
Newsprint	29.8	217.1	230.4
Corrugated containers and sheets	53.1	364.5	342.3
Other	2.8	19.2	9.4
	102.2	705.1	689.5

Corporate and Other	1.8	14.3	14.7
	$2,977.5	$5,413.5	$5,779.9

An analysis of our operations by segment is as follows:

	Sales				Income (Loss)	Depreciation, Amortization,
	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (k)	Capital Expenditures	Assets
	(millions)
Year Ended December 31, 2008
Building Materials Distribution	$2,108.5	$—	$0.9	$2,109.4	$19.5	$7.7	$27.2	$5.1	$316.2
Wood Products (a)	464.4	56.1	275.4	795.9	(55.1)	27.7	(27.4)	34.6	381.2
Paper (b)	154.4	90.1	9.0	253.5	20.7	0.3	21.1	5.0	—
Packaging & Newsprint (b)	102.2	—	11.3	113.5	5.7	0.1	5.7	5.2	—
Corporate and Other (c)	1.8	—	6.8	8.6	(25.5)	0.5	(25.0)	2.0	1,146.0
	2,831.3	146.2	303.4	3,280.9	(34.7)	36.3	1.6	51.9	1,843.4
Intersegment eliminations	—	—	(303.4)	(303.4)	—	—	—	—	(843.0)
Equity in net income of affiliate	—	—	—	—	(11.3)	—	(11.3)	—	—
Impairment of investment in equity affiliate (d)	—	—	—	—	(208.1)	—	(208.1)	—	—
Change in fair value of contingent value rights	—	—	—	—	(0.5)	—	(0.5)	—	—
Change in fair value of interest rate swaps	—	—	—	—	(6.3)	—	—	—	—
Interest expense	—	—	—	—	(34.3)	—	—	—	—
Interest income	—	—	—	—	7.7	—	—	—	—
	$2,831.3	$146.2	$—	$2,977.5	$(287.5)	$36.3	$(218.3)	$51.9	$1,000.4

	Sales				Income (Loss)	Depreciation, Amortization,
	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (k)	Capital Expenditures	Assets
	(millions)
Year Ended December 31, 2007
Building Materials Distribution	$2,563.6	$—	$0.4	$2,564.0	$51.8	$7.4	$59.2	$18.1	$374.9
Wood Products	597.6	—	412.6	1,010.2	23.6	30.0	53.7	23.5	463.5
Paper (e)	917.2	615.7	63.3	1,596.2	132.3	45.0	177.3	103.4	1,269.8
Packaging & Newsprint (e)	705.1	—	78.0	783.1	40.1	37.7	77.8	38.2	579.0
Corporate and Other (e) (f)	14.3	—	44.6	58.9	(23.1)	3.8	(19.4)	4.8	168.4
	4,797.8	615.7	598.9	6,012.4	224.7	123.9	348.6	188.0	2,855.6
Intersegment eliminations	—	—	(598.9)	(598.9)	—	—	—	—	(81.4)
Change in fair value of interest rate swaps (g)	—	—	—	—	3.7	—	—	—	—
Interest expense (h)	—	—	—	—	(96.8)	—	—	—	—
Interest income	—	—	—	—	4.1	—	—	—	—
	$4,797.8	$615.7	$—	$5,413.5	$135.7	$123.9	$348.6	$188.0	$2,774.2

	Sales					Income (Loss)	Depreciation, Amortization,
	Trade	Related Parties	Inter- segment	Total		Before Taxes	and Depletion	EBITDA (k)	Capital Expenditures	Assets
	(millions)
Year Ended December 31, 2006
Building Materials Distribution	$2,950.1	$—	$0.2	$2,950.3		$75.3	$9.2	$84.6	$10.5	$395.2
Wood Products	686.5	—	469.4	1,155.9		37.2	27.6	64.9	30.7	466.5
Paper	863.7	575.4	55.6	1,494.7		63.1	62.3	125.4	85.5	1,192.8
Packaging & Newsprint (i)	689.0	0.5	77.0	766.5	(i)	45.3	50.8	96.1	66.1	578.9
Corporate and Other (j)	14.7	—	46.0	60.7		(37.1)	5.4	(31.9)	3.3	171.7
	5,204.0	575.9	648.2	6,428.1		183.8	155.3	339.1	196.1	2,805.1
Intersegment eliminations	—	—	(648.2)	(648.2)		—	—	—	—	(99.9)
Interest expense	—	—	—	—		(112.4)	—	—	—	—
Interest income	—	—	—	—		3.8	—	—	—	—
	$5,204.0	$575.9	$—	$5,779.9		$75.2	$155.3	$339.1	$196.1	$2,705.2

(a)	Included a $5.7 million net gain related to the sale of our wholly owned subsidiary in Brazil.

Included $3.8 million of expense related to the closure of our veneer operations in St. Helens, Oregon, in 2008.

Included $7.5 million of expense recognized in December 2008, when we committed to closing the plywood manufacturing facility in White City, Oregon, which is scheduled to occur in March 2009.

(b)	Included the results of the Paper and Packaging & Newsprint segments through February 21, 2008.

(c)	Included an $8.4 million loss on the sale of the note receivable from Boise Inc. See Note 5, Transactions With Related Parties, for more information.

Included a $2.9 million gain on the Sale. See Note 3, Sale of Our Paper and Packaging & Newsprint Assets, for more information.

(d)

In 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18. Accordingly, we recorded a $208.1 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Loss. See Note 4, Investment in Equity Affiliate, for more information.

(e)

We had approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in our Paper, Packaging & Newsprint, and Corporate and Other segments as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(f)	Included a $4.4 million gain for changes in our retiree healthcare programs.

(g)

Included approximately $8.4 million of income related to the change in the fair value of interest rate swaps in connection with the repayment of some of our variable-rate debt, partially offset by $4.6 million of expense related to changes in the fair value of our interest rate swaps that we accounted for as economic hedges. See Note 12, Financial Instruments, for more information.

(h)	Included $6.3 million of expense related to the write-off of deferred financing costs in connection with the repayment of debt.

(i)	Capital expenditures included $42.6 million of cash paid for the purchase of Central Texas Corrugated’s assets in Waco, Texas.

(j)	Included a $3.7 million gain for changes in our retiree healthcare programs.

(k)

EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in the fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA:

	Year Ended December 31
	2008	2007	2006
	(millions)

Net income (loss)	$(288.0)	$127.7	$71.6
Change in fair value of interest rate swaps	6.3	(3.7)	—
Interest expense	34.3	96.8	112.4
Interest income	(7.7)	(4.1)	(3.8)
Income tax provision	0.5	8.0	3.6
Depreciation, amortization, and depletion	36.3	123.9	155.3
EBITDA	$(218.3)	$348.6	$339.1

17.                               Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Leases, and Note 11, Debt. In addition we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2008, our total obligation for log and fiber purchases under contracts with third parties was approximately $415.0 million based on contract terms or first quarter 2009 pricing. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2008, we had approximately $9.0 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2008, or contract language, if applicable. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Our Revolving Credit Facility, described in Note 11, Debt, is guaranteed by each of our domestic subsidiaries (except those that act as co-borrowers).

BC Holdings and its direct and indirect domestic subsidiaries, excluding foreign subsidiaries, were parties to a Credit Agreement dated as of May 3, 2007, with JPMorgan Chase Bank, as Administrative Agent, and certain lenders named therein and to a related Guarantee and Collateral Agreement of the same date (collectively the Bank Credit Agreements). The proceeds of the initial borrowing under the Revolving Credit Facility, along with proceeds from the Sale were used to repay the Bank Credit Agreements. The Bank Credit Agreements were terminated, and all guarantees associated with them were likewise terminated and released.

Boise Cascade, L.L.C., and its wholly owned subsidiary, Boise Cascade Finance Corporation, have jointly issued $400.0 million of 7.125% senior subordinated notes due in 2014. The subordinated notes are guaranteed on a subordinated basis by each of our domestic subsidiaries, other than Boise Cascade, L.L.C., and Boise Cascade Finance Corporation. We redeemed $160 million of the notes at par on April 15, 2008. This repurchase reduced, but did not eliminate, our domestic subsidiaries’ exposure under the guarantees extended in respect of the subordinated notes. See Note 11, Debt, for more information.

In connection with the sale of our Paper and Packaging & Newsprint businesses, we amended the lease of our headquarters facility to eliminate all but one floor of the building from the lease. The portion of the building eliminated from the lease is the subject of a new lease entered into by a subsidiary of Boise Inc. (Boise Paper Holdings, L.L.C.). As a condition to the amendment, we extended to the landlord our guaranty of the obligations of Boise Paper Holdings, L.L.C., under the new lease for the first two years of its term. At December 31, 2008, our exposure under the guarantee was $3.9 million, and it decreases on a pro rata basis over the lease term as rent is paid.

Boise Cascade, L.L.C., issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Building Solutions Distribution, L.L.C.; Boise Building Solutions

Manufacturing, L.L.C.; Boise White Paper, L.L.C.; and Boise Packaging & Newsprint, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. These included guarantees of the obligations of both Boise White Paper, L.L.C., and Boise Building Solutions Manufacturing, L.L.C., with respect to present and future timber sale agreements and several facility and rolling stock leases entered into by such subsidiaries. Boise Cascade, L.L.C., also guarantees the performance and payment obligations of Boise Building Solutions Distribution, L.L.C., with respect to several facility leases. Our exposure under these agreements is limited to future timber purchases and the minimum lease payment requirements under the agreements. We also enter into guarantees of various raw material or energy supply agreements arising in the ordinary course of business. Under the terms of the Purchase and Sale Agreement governing the Sale, the purchaser is obligated to use reasonable best efforts to obtain a release of our obligations under guarantees of obligations of the entities sold in such transaction or to indemnify us for all liability incurred as a result of any such guarantee not so released.

All letters of credit and most surety bonds supporting obligations of subsidiaries sold or liabilities assumed by the purchaser in connection with the Sale have been replaced by new letters of credit or surety bonds issued without our credit support. The principal exception is letters of credit supporting workers’ compensation obligations assumed by the purchaser, which as a matter of state law must remain in our name even though the underlying liabilities and exposures have been assumed by the purchaser. Again, we are entitled to an indemnification from the purchaser for liabilities with respect to such letters of credit arising from workers’ compensation claims assumed by the purchaser and for our costs of maintaining the purchaser’s share of any such letter of credit.

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 31, 2008, we were not aware of any material liabilities arising from these indemnifications.

18.                               Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. The senior subordinated notes are guaranteed on a senior subordinated basis jointly and severally by BC Holdings and each of its existing and future subsidiaries (other than: (i) the co-issuers, Boise Cascade and Boise Cascade Finance Corporation; (ii) our foreign subsidiaries; and (iii) Birch Creek Investments L.L.C., which was dissolved on March 31, 2008). Other than the consolidated financial statements and footnotes for BC Holdings, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$2,816,082	$15,201	$—	$2,831,283
Intercompany	—	—	2	22,547	(22,549)	—
Related parties	—	—	146,215	—	—	146,215
	—	—	2,962,299	37,748	(22,549)	2,977,498

Costs and expenses
Materials, labor, and other operating expenses	—	1,124	2,596,500	40,112	(17,623)	2,620,113
Materials, labor, and other operating expenses from related parties	—	—	70,026	—	—	70,026
Depreciation, amortization, and depletion	—	435	33,492	2,331	—	36,258
Selling and distribution expenses	—	—	228,975	2,570	—	231,545
General and administrative expenses	1	8,642	32,602	237	(4,926)	36,556
General and administrative expenses from related party	—	8,143	—	—	—	8,143
Gain on sale of Paper and Packaging & Newsprint assets	—	(2,915)	—	—	—	(2,915)
Other (income) expense, net	8,357	410	1,839	28	—	10,634
	8,358	15,839	2,963,434	45,278	(22,549)	3,010,360

Income (loss) from operations	(8,358)	(15,839)	(1,135)	(7,530)	—	(32,862)

Equity in net loss of Boise Inc.	(11,328)	—	—	—	—	(11,328)
Impairment of investment in Boise Inc.	(208,074)	—	—	—	—	(208,074)
Foreign exchange gain (loss)	—	(1,645)	(345)	159	—	(1,831)
Change in fair value of contingent value rights	—	(507)	—	—	—	(507)
Change in fair value of interest rate swaps	—	(6,284)	—	—	—	(6,284)
Interest expense	—	(33,460)	(8)	(845)	—	(34,313)
Interest expense—intercompany	—	(158)	(1)	(1,435)	1,594	—
Interest income	2,760	4,621	296	14	—	7,691
Interest income—intercompany	—	68	1,526	—	(1,594)	—
	(216,642)	(37,365)	1,468	(2,107)	—	(254,646)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(225,000)	(53,204)	333	(9,637)	—	(287,508)
Income tax provision	—	(363)	(107)	—	—	(470)

Income (loss) before equity in net income (loss) of affiliates	(225,000)	(53,567)	226	(9,637)	—	(287,978)

Equity in net income (loss) of affiliates	(62,978)	(9,411)	—	—	72,389	—
Net income (loss)	$(287,978)	$(62,978)	$226	$(9,637)	$72,389	$(287,978)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$4,768,083	$29,712	$—	$4,797,795
Intercompany	—	3,607	5	92,411	(96,023)	—
Related parties	—	—	615,661	—	—	615,661
	—	3,607	5,383,749	122,123	(96,023)	5,413,456

Costs and expenses
Materials, labor, and other operating expenses	—	1,704	4,680,178	81,270	(57,827)	4,705,325
Depreciation, amortization, and depletion	—	3,098	116,628	4,183	—	123,909
Selling and distribution expenses	—	—	282,901	2,732	—	285,633
General and administrative expenses	—	30,147	89,412	2,699	(38,196)	84,062
Other (income) expense, net	—	(3,053)	(5,396)	2,756	—	(5,693)
	—	31,896	5,163,723	93,640	(96,023)	5,193,236

Income (loss) from operations	—	(28,289)	220,026	28,483	—	220,220

Foreign exchange gain	—	1,675	1,591	1,185	—	4,451
Change in fair value of interest rate swaps	—	3,733	—	—	—	3,733
Interest expense	—	(89,132)	—	(7,670)	—	(96,802)
Interest expense—intercompany	—	(686)	—	(20,541)	21,227	—
Interest income	—	3,882	162	39	—	4,083
Interest income—intercompany	—	97	21,130	—	(21,227)	—
	—	(80,431)	22,883	(26,987)	—	(84,535)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(108,720)	242,909	1,496	—	135,685
Income tax provision	—	(5,786)	(2,202)	—	—	(7,988)

Income (loss) before equity in net income (loss) of affiliates	—	(114,506)	240,707	1,496	—	127,697

Equity in net income (loss) of affiliates	127,697	242,203	—	—	(369,900)	—
Net income (loss)	$127,697	$127,697	$240,707	$1,496	$(369,900)	$127,697

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$5,147,541	$56,411	$—	$5,203,952
Intercompany	—	4,278	1,241	81,267	(86,786)	—
Related parties	—	—	575,913	—	—	575,913
	—	4,278	5,724,695	137,678	(86,786)	5,779,865

Costs and expenses
Materials, labor, and other operating expenses	—	4,868	5,003,512	110,026	(55,365)	5,063,041
Depreciation, amortization, and depletion	—	3,886	147,171	4,254	—	155,311
Selling and distribution expenses	—	—	281,366	2,270	—	283,636
General and administrative expenses	—	35,071	82,070	2,644	(31,421)	88,364
Other (income) expense, net	—	1,467	1,816	2,806	—	6,089
	—	45,292	5,515,935	122,000	(86,786)	5,596,441

Income (loss) from operations	—	(41,014)	208,760	15,678	—	183,424

Foreign exchange gain (loss)	—	(2,120)	(210)	2,731	—	401
Interest expense	—	(102,418)	—	(9,986)	—	(112,404)
Interest expense—intercompany	—	(545)	—	(20,291)	20,836	—
Interest income	—	3,511	189	81	—	3,781
Interest income—intercompany	—	187	20,649	—	(20,836)	—
	—	(101,385)	20,628	(27,465)	—	(108,222)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(142,399)	229,388	(11,787)	—	75,202
Income tax provision	—	(910)	(2,721)	—	—	(3,631)

Income (loss) before equity in net income (loss) of affiliates	—	(143,309)	226,667	(11,787)	—	71,571

Equity in net income (loss) of affiliates	71,571	214,880	—	—	(286,451)	—
Net income (loss)	$71,571	$71,571	$226,667	$(11,787)	$(286,451)	$71,571

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$275,726	$20	$56	$—	$275,803
Receivables
Trade, less allowances	—	—	78,211	182	—	78,393
Intercompany	—	—	56	34	(90)	—
Related parties	—	126	2,986	—	—	3,112
Other	—	1,269	4,324	314	—	5,907
Inventories	—	—	272,992	6,031	—	279,023
Prepaid expenses and other	—	(295)	1,558	33	—	1,296
	1	276,826	360,147	6,650	(90)	643,534

Property
Property and equipment, net	—	3,204	275,499	13,296	—	291,999
Fiber farms and deposits	—	—	8,632	—	—	8,632
	—	3,204	284,131	13,296	—	300,631

Investment in equity affiliate (Boise Inc.)	20,985	—	—	—	—	20,985
Deferred financing costs	—	7,862	—	—	—	7,862
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,248	—	—	9,248
Other assets	—	105	5,904	—	—	6,009
Investments in affiliates	335,329	918,259	—	—	(1,253,588)	—
Total assets	$356,315	$1,206,256	$671,600	$19,946	$(1,253,678)	$1,000,439

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2008 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$6,928	$62,345	$205	$—	$69,478
Related parties	—	1,427	768	—	—	2,195
Intercompany	—	—	34	56	(90)	—
Accrued liabilities
Compensation and benefits	—	14,396	23,660	172	—	38,228
Interest payable	—	3,930	—	—	—	3,930
Other	—	13,736	16,455	702	—	30,893
	—	40,417	103,262	1,135	(90)	144,724

Debt
Long-term debt	—	315,000	—	—	—	315,000

Other
Compensation and benefits	—	172,275	—	—	—	172,275
Other long-term liabilities	—	8,214	3,911	—	—	12,125
	—	180,489	3,911	—	—	184,400

Due to (from) affiliates	—	335,021	(278,773)	(56,248)	—	—

Redeemable equity units
Series B equity units	2,920	—	—	—	—	2,920
Series C equity units	3,037	—	—	—	—	3,037
Redeemable equity units	—	5,957	—	—	(5,957)	—
	5,957	5,957	—	—	(5,957)	5,957

Commitments and contingent liabilities

Capital
Series A equity units	81,967	—	—	—	—	81,967
Series B equity units	268,391	—	—	—	—	268,391
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	329,372	843,200	75,059	(1,247,631)	—
Total capital	350,358	329,372	843,200	75,059	(1,247,631)	350,358
Total liabilities and capital	$356,315	$1,206,256	$671,600	$19,946	$(1,253,678)	$1,000,439

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$56,588	$21	$1,013	$—	$57,623
Receivables
Trade, less allowances	—	—	(1,939)	117,148	—	115,209
Intercompany	—	—	56	—	(56)	—
Related parties	—	9	—	—	—	9
Other	—	995	3,721	2,742	—	7,458
Inventories	—	10	325,804	16,201	—	342,015
Assets held for sale	—	13,118	1,638,706	201,215	—	1,853,039
Prepaid expenses and other	—	3,072	1,632	722	—	5,426
	1	73,792	1,968,001	339,041	(56)	2,380,779

Property
Property and equipment, net	—	3,280	279,928	29,909	—	313,117
Fiber farms and deposits	—	—	7,976	16,034	—	24,010
	—	3,280	287,904	45,943	—	337,127

Deferred financing costs	—	22,927	—	147	—	23,074
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,668	—	—	9,668
Other assets	—	5,014	3,261	3,099	—	11,374
Investments in affiliates	991,904	927,670	—	—	(1,919,574)	—
Total assets	$991,905	$1,032,683	$2,281,004	$388,230	$(1,919,630)	$2,774,192

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2007 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Short-term borrowings	$—	$10,500	$—	$—	$—	$10,500
Current portion of long-term debt	—	7,250	—	40,000	—	47,250
Accounts payable
Trade	—	30,120	105,550	5,789	—	141,459
Related party	—	43	—	—	—	43
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	9,811	26,084	1,014	—	36,909
Interest payable	—	6,604	—	536	—	7,140
Other	—	10,106	17,057	2,796	—	29,959
Liabilities related to assets held for sale	—	87,678	243,958	—	—	331,636
	—	162,112	392,649	50,191	(56)	604,896

Debt
Long-term debt, less current portion	—	1,113,313	—	—	—	1,113,313

Other
Compensation and benefits	—	46,981	—	—	—	46,981
Other long-term liabilities	—	12,704	4,393	—	—	17,097
	—	59,685	4,393	—	—	64,078

Due to (from) affiliates	—	(1,294,331)	1,040,988	253,343	—	—

Redeemable equity units
Series B equity units	16,992	—	—	—	—	16,992
Series C equity units	9,489	—	—	—	—	9,489
Redeemable equity units	—	26,481	—	—	(26,481)	—
	26,481	26,481	—	—	(26,481)	26,481

Commitment and contingent liabilities

Capital
Series A equity units	78,463	—	—	—	—	78,463
Series B equity units	876,693	—	—	—	—	876,693
Series C equity units	10,268	—	—	—	—	10,268
Subsidiary equity	—	965,423	842,974	84,696	(1,893,093)	—
Total capital	965,424	965,423	842,974	84,696	(1,893,093)	965,424
Total liabilities and capital	$991,905	$1,032,683	$2,281,004	$388,230	$(1,919,630)	$2,774,192

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(287,978)	$(62,978)	$226	$(9,637)	$72,389	$(287,978)
Items in net income (loss) not using (providing) cash
Equity in net loss of Boise Inc.	11,328	—	—	—	—	11,328
Impairment of investment in Boise Inc.	208,074	—	—	—	—	208,074
Equity in net loss of affiliates	62,978	9,411	—	—	(72,389)	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	1,946	33,492	2,345	—	37,783
Related-party interest expense	—	158	1	1,435	(1,594)	—
Related-party interest income	(2,760)	(68)	(1,526)	—	1,594	(2,760)
Deferred income taxes	—	42	(184)	—	—	(142)
Pension and other postretirement benefit expense	—	17,078	—	—	—	17,078
Change in fair value of contingent rights	—	507	—	—	—	507
Change in fair value of interest rate swaps	—	6,284	—	—	—	6,284
Management equity units expense, net of expense related to the Sale	—	1,542	—	—	—	1,542
(Gain) loss on sale of assets, net	—	(2,915)	(7,989)	1	—	(10,903)
Loss on sale of note receivable from related party	8,357	—	—	—	—	8,357
Facility closure costs	—	—	10,796	—	—	10,796
Other	—	1,645	311	(159)	—	1,797
Decrease (increase) in working capital, net of dispositions
Receivables	—	(11,721)	(301,473)	319,386	34	6,226
Inventories	—	5,611	50,626	6,757	—	62,994
Prepaid expenses and other	—	3,375	1,495	631	—	5,501
Accounts payable and accrued liabilities	—	(16,351)	(55,127)	(7,800)	(34)	(79,312)
Pension and other postretirement benefit payments	—	(20,959)	—	—	—	(20,959)
Current and deferred income taxes	—	(1,504)	291	(658)	—	(1,871)
Other	—	12,894	(14,417)	2,746	—	1,223
Cash provided by (used for) operations	(1)	(56,003)	(283,478)	315,047	—	(24,435)

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	—	1,201,939	23,505	45,532	—	1,270,976
Proceeds from sale of note receivable from related party, net	52,737	—	—	—	—	52,737
Distribution of the proceeds from the sale of the related party note to Boise Cascade, L.L.C.	(52,737)	52,737	—	—	—	—
Expenditures for property and equipment	—	(1,938)	(46,796)	(3,133)	—	(51,867)
Increase in restricted cash	—	(183,290)	—	—	—	(183,290)
Decrease in restricted cash	—	183,290	—	—	—	183,290
Investments in affiliates	1	(9,411)	—	—	9,410	—
Other	—	(968)	952	(386)	—	(402)
Cash provided by (used for) investment	1	1,242,359	(22,339)	42,013	9,410	1,271,444

Cash provided by (used for) financing
Issuances of long-term debt	—	115,000	—	125,000	—	240,000
Payments of long-term debt	—	(920,563)	—	(165,000)	—	(1,085,563)
Short-term borrowings	—	(10,500)	—	—	—	(10,500)
Tax distributions to members	(128,058)	—	—	—	—	(128,058)
Tax distributions to Boise Cascade Holdings, L.L.C.	128,058	(128,058)	—	—	—	—
Repurchase of management equity units	(28,634)	—	—	—	—	(28,634)
Distribution to Boise Cascade Holdings, L.L.C., for the repurchase of management equity units	28,634	(28,634)	—	—	—	—
Cash paid for termination of interest rate swaps	—	(11,918)	—	—	—	(11,918)
Other	—	(4,156)	—	—	—	(4,156)
Cash provided by (used for) financing	—	(988,829)	—	(40,000)	—	(1,028,829)
Due to (from) affiliates	—	21,611	305,816	(318,017)	(9,410)	—
Increase (decrease) in cash and cash equivalents	—	219,138	(1)	(957)	—	218,180
Balance at beginning of the period	1	56,588	21	1,013	—	57,623
Balance at end of the period	$1	$275,726	$20	$56	$—	$275,803

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$127,697	$127,697	$240,707	$1,496	$(369,900)	$127,697
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(127,697)	(242,203)	—	—	369,900	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	8,305	116,628	4,356	—	129,289
Related-party interest expense	—	686	—	20,541	(21,227)	—
Related-party interest income	—	(97)	(21,130)	—	21,227	—
Deferred income taxes	—	3,954	241	—	—	4,195
Pension and other postretirement benefit expense	—	25,366	—	—	—	25,366
Gain on changes in retiree healthcare programs	—	(4,367)	—	—	—	(4,367)
Change in fair value of interest rate swaps	—	(3,733)	—	—	—	(3,733)
Management equity units expense	—	3,110	—	—	—	3,110
Gain (loss) on sale of assets, net	—	38	(2,451)	59	—	(2,354)
Other	—	(1,490)	(1,144)	(1,185)	—	(3,819)
Decrease (increase) in working capital, net of dispositions
Receivables	—	(7)	(2,569)	42,620	(5,888)	34,156
Inventories	—	(3)	(28,427)	(967)	—	(29,397)
Prepaid expenses and other	—	(318)	1,073	(76)	—	679
Accounts payable and accrued liabilities	—	(5,871)	(28,790)	(3,031)	5,888	(31,804)
Pension and other postretirement benefit payments	—	(1,117)	—	—	—	(1,117)
Current and deferred income taxes	—	1,033	367	(323)	—	1,077
Other	—	2,127	(1,008)	(6)	—	1,113
Cash provided by (used for) operations	—	(86,890)	273,497	63,484	—	250,091

Cash provided by (used for) investment
Proceeds from sale of assets	—	11	27,786	—	—	27,797
Expenditures for property and equipment	—	(4,584)	(178,965)	(4,423)	—	(187,972)
Increase in restricted cash	—	(200,000)	—	—	—	(200,000)
Decrease in restricted cash	—	200,000	—	—	—	200,000
Investments in affiliates	3,747	242,203	—	—	(245,950)	—
Additional Consideration Agreement payment	—	—	(32,542)	—	—	(32,542)
Other	—	1,576	3,652	837	—	6,065
Cash provided by (used for) investment	3,747	239,206	(180,069)	(3,586)	(245,950)	(186,652)

Cash provided by (used for) financing
Issuances of long-term debt	—	725,000	—	360,000	—	1,085,000
Payments of long-term debt	—	(793,337)	—	(345,000)	—	(1,138,337)
Short-term borrowings	—	7,300	—	—	—	7,300
Tax distributions to members	(2,753)	—	—	—	—	(2,753)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(2,753)	—	—	2,753	—
Repurchase of management equity units	(993)	(993)	—	—	993	(993)
Proceeds from changes to interest rate swaps	—	2,848	—	—	—	2,848
Other	—	(4,050)	—	—	—	(4,050)
Cash provided by (used for) financing	(3,746)	(65,985)	—	15,000	3,746	(50,985)

Due to (from) affiliates	—	(72,705)	(93,439)	(76,060)	242,204	—

Increase (decrease) in cash and cash equivalents	1	13,626	(11)	(1,162)	—	12,454
Balance at beginning of the year	—	42,962	32	2,175	—	45,169
Balance at end of the year	$1	$56,588	$21	$1,013	$—	$57,623

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2006

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$71,571	$71,571	$226,667	$(11,787)	$(286,451)	$71,571
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(71,571)	(214,880)	—	—	286,451	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	5,713	147,171	4,428	—	157,312
Related-party interest expense	—	14,615	—	20,291	(20,836)	14,070
Related-party interest income	—	(187)	(20,649)	—	20,836	—
Deferred income taxes	—	984	(16)	—	—	968
Pension and other postretirement benefit expense	—	27,447	—	—	—	27,447
Gain on changes in retiree healthcare programs	—	(3,741)	—	—	—	(3,741)
Management equity units expense	—	3,514	—	—	—	3,514
Loss on sales of assets, net	—	1,602	1,709	—	—	3,311
Facility closure costs	—	—	3,925	—	—	3,925
Other	—	2,120	(324)	(2,731)	—	(935)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	2,511	4,568	16,479	—	23,558
Inventories	—	107	(12,927)	8,007	—	(4,813)
Prepaid expenses and other	—	844	(2,380)	(114)	—	(1,650)
Accounts payable and accrued liabilities	—	(4,242)	(24,582)	3,721	—	(25,103)
Pension and other postretirement benefit payments	—	(20,736)	—	—	—	(20,736)
Current and deferred income taxes	—	6,552	(2,167)	—	—	4,385
Other	—	(2,337)	2,955	(23)	—	595
Cash provided by (used for) operations	—	(108,543)	323,950	38,271	—	253,678

Cash provided by (used for) investment
Proceeds from sale of assets	—	27,900	15,587	—	—	43,487
Expenditures for property and equipment	—	(3,164)	(146,562)	(3,798)	—	(153,524)
Acquisitions of businesses and facilities	—	—	(42,609)	—	—	(42,609)
Investments in affiliates	(261,008)	214,880	—	—	46,128	—
Other	—	(1,989)	1,940	1,957	—	1,908
Cash provided by (used for) investment	(261,008)	237,627	(171,644)	(1,841)	46,128	(150,738)

Cash provided by (used for) financing
Issuances of long-term debt	—	68,300	—	305,000	—	373,300
Payments of long-term debt	—	(165,200)	—	(360,000)	—	(525,200)
Short-term borrowings	—	3,200	—	—	—	3,200
Tax distributions to members	(19,269)	—	—	—	—	(19,269)
Tax distribution to Boise Cascade Holdings, L.L.C.	—	(19,269)	—	—	19,269	—
Repurchase of management equity units	(89)	(89)	—	—	89	(89)
Proceeds from changes to interest rate swaps	—	25,620	—	—	—	25,620
Note payable to related party, net	—	(283,847)	—	—	—	(283,847)
Capital contribution from members	280,366	280,366	—	—	(280,366)	280,366
Other	—	(15)	—	(8)	—	(23)
Cash provided by (used for) financing	261,008	(90,934)	—	(55,008)	(261,008)	(145,942)

Due to (from) affiliates	—	(80,657)	(152,308)	18,085	214,880	—

Decrease in cash and cash equivalents	—	(42,507)	(2)	(493)	—	(43,002)
Balance at beginning of the year	—	85,469	34	2,668	—	88,171
Balance at end of the year	$—	$42,962	$32	$2,175	$—	$45,169

19.                         Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

20.                               Quarterly Results of Operations (unaudited)

	2008
	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)
	(millions)

Net sales	$976.6	$757.2	$727.1	$516.6
Income from operations	9.7	(4.3)	1.7	(39.9)
Net loss	(24.4)	(15.4)	(207.6)	(40.5)

	2007
	First Quarter	Second Quarter (e)	Third Quarter (f)	Fourth Quarter (f) (g)
	(millions)

Net sales	$1,321.0	$1,448.4	$1,402.1	$1,242.0
Income from operations	33.3	48.6	72.0	66.3
Net income	10.5	28.9	49.2	39.1

(a)	Included the results of the Paper and Packaging & Newsprint segments through February 21, 2008.

Included $8.6 million of expense for our equity in net losses related to our equity investment in Boise Inc.

Included a $7.5 million net gain on assets sales.

Included $6.3 million of expense related to changes in the fair value of our interest rate swaps, which were terminated in February 2008.

Included $4.8 million of expense related to the fair value of the contingent value rights (CVRs) that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors.

(b)	Included a $12.4 million net loss on assets sales.

Included $8.8 million of expense for our equity in net losses related to our equity investment in Boise Inc.

(c)

Included a $208.1 million write-down of our investment in Boise Inc., as we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18.

Included a $2.5 million net gain on assets sales, partially offset by facility closure costs.

Included $2.1 million of income for our equity in net income related to our equity investment in Boise Inc.

(d)	Included $8.6 million net expense for facility closure costs and assets sales.

Included $3.9 million of income for our equity in net income related to our equity investment in Boise Inc.

(e)	Included a $4.4 million gain for changes in our retiree healthcare programs.

Included $5.4 million of income for the change in fair value of interest rate swaps related to the anticipated repayment of our senior unsecured floating-rate notes in October 2007.

(f)

In third and fourth quarters 2007, we had approximately $10.4 million and $31.4 million of lower depreciation and amortization expense as the result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(g)	Included $4.5 million of expense related to the write-off of deferred financing costs in connection with the repayment of debt.

Included approximately $3.0 million of income related to the change in the fair value of interest rate swaps in connection with the repayment of debt, offset by $4.6 million of expense related to changes in the fair value of our interest rate swaps that we accounted for as economic hedges.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Boise Cascade Holdings, L.L.C.:

We have audited the accompanying consolidated balance sheets of Boise Cascade Holdings, L.L.C. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Holdings, L.L.C. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho
March 9, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

We evaluate the effectiveness of our disclosure controls and procedures at least quarterly. A number of key components in our internal control system assist us in these evaluations. Since the company’s inception, we have had a disclosure committee. The committee meets regularly and includes input from our senior management, general counsel, internal audit staff, and independent accountants. This committee is charged with considering and evaluating the materiality of information and reviewing the company’s disclosure obligations on a timely basis. Our internal audit department also evaluates components of our internal controls on an ongoing basis. To assist in its evaluations, the internal audit staff identifies, documents, and tests our controls and procedures. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change.

In conjunction with the February 22, 2008, sale of our Paper and Packaging & Newsprint assets, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The management of Boise Cascade Holdings, L.L.C., (BC Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•                  Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was determined as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2008, management conducted an assessment of the effectiveness of BC Holdings’ internal control over financial reporting, including the effectiveness of the services provided to us under the Outsourcing Services Agreement with Boise Inc., based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. Management reviewed the results of its assessment with our CEO and CFO. Based on this assessment, our CEO and CFO concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a list of our directors and those individuals deemed “executive officers” under Section 16 of the Securities Exchange Act of 1934, along with brief descriptions of their business positions and experience during the past five years and their educational background.

Name	Age	Position

Matthew R. Broad	49	Nonexecutive Director
John W. Madigan	71	Nonexecutive Director
Christopher J. McGowan	37	Nonexecutive Director
Samuel M. Mencoff	52	Nonexecutive Director
Matthew W. Norton	30	Nonexecutive Director
Thomas S. Souleles	40	Nonexecutive Director
Duane C. McDougall	57	Chief Executive Officer and Chairman, Director
Thomas E. Carlile	57	Executive Vice President and Chief Financial Officer
Stanley R. Bell	62	President, Building Materials Distribution
Thomas A. Lovlien	53	President, Wood Products Manufacturing
David G. Gadda	61	Vice President and General Counsel
Bernadette M. Madarieta	33	Vice President and Controller
Wayne M. Rancourt	46	Vice President and Treasurer
John T. Sahlberg	55	Vice President, Human Resources & Communications

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

John W. Madigan, Director

Mr. Madigan has served as one of our directors since January 2005. Mr. Madigan serves as a special advisor to Madison Dearborn Partners, LLC. In December 2003, Mr. Madigan retired from Tribune Company, where he had served as chairman and chief executive officer since 1996. Tribune Company operates businesses in publishing, interactive media, and broadcasting. Mr. Madigan holds bachelor’s and master’s degrees in business administration from the University of Michigan. Mr. Madigan is also a member of the board of directors of Gilead Sciences, Inc.

Christopher J. McGowan, Director

Mr. McGowan has served as one of our directors since October 2004. Mr. McGowan has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1999 and currently serves as a managing director concentrating on investments in the basic industries sector. Prior to joining Madison Dearborn Partners, Mr. McGowan was with AEA Investors, Inc., and Morgan Stanley & Co. Incorporated. Mr. McGowan received a B.A. from Columbia University and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. McGowan currently serves on the boards of directors of Forest Products Holdings, L.L.C., and Smurfit Kappa Group Ltd. (formerly known as Jefferson Smurfit Group). Mr. McGowan serves on our board as a designee of our majority owner, Forest Products Holdings, L.L.C., (FPH).

Samuel M. Mencoff, Director

Mr. Mencoff has served as one of our directors since October 2004. Mr. Mencoff has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1992 and currently serves as co-CEO. Prior to cofounding Madison Dearborn Partners, Mr. Mencoff was with First Chicago Venture Capital for 11 years. Mr. Mencoff has more than 24 years of experience in private equity investing with a particular focus on investments in the basic industries sector. Mr. Mencoff received an A.B. from Brown University and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Mencoff is also a member of the boards of directors of Forest Products Holdings, L.L.C., Packaging Corporation of America, and Smurfit Kappa Group, Ltd. (formerly known as Jefferson Smurfit Group). Mr. Mencoff serves on our board as a designee of our majority owner, FPH.

Matthew W. Norton, Director

Mr. Norton has served as one of our directors since December 2008. Mr. Norton has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 2008 and currently serves as a vice president. From August 2006 to May 2008, Mr. Norton attended The Wharton School of the University of Pennsylvania. From 2004 to August 2006, he was employed by Madison Dearborn Partners as an associate. From 2001 to 2004, he was employed by Merrill Lynch. Mr. Norton received a B.S. and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Norton is also a member of the boards of directors of Boise Inc. and Forest Products Holdings, L.L.C. Mr. Norton serves on our board as a designee of our majority owner, FPH.

Thomas S. Souleles, Director

Mr. Souleles has served as one of our directors since October 2004. Mr. Souleles has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1995 and currently serves as a managing director concentrating on investments in the basic industries sector. Prior to joining Madison Dearborn Partners, Mr. Souleles was with Wasserstein Perella & Co., Inc. Mr. Souleles received an A.B. from Princeton University, a J.D. from Harvard Law School, and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Souleles is also a member of the boards of directors of Boise Inc., Forest Products Holdings, L.L.C., Great Lakes Dredge & Dock Corporation, US Power Generating Company, and The Children’s Memorial Medical Center and of the board of trustees of the National Multiple Sclerosis Society, Greater Illinois Chapter. Mr. Souleles serves on our board as a designee of our majority owner, FPH.

Duane C. McDougall, Chief Executive Officer and Chairman, Director

Mr. McDougall became our chief executive officer and chairman and a director in December 2008. Mr. McDougall previously served as one of our nonexecutive directors from July 2005 through November 2008. Mr. McDougall was president and chief executive officer of Willamette Industries, an international paper and forest products company, until its sale in 2002. During his 23-year career with Willamette, Mr. McDougall held numerous operating and finance positions before becoming president and chief executive officer of Willamette. Mr. McDougall received a B.S. in accounting from Oregon State University. Mr. McDougall is also a member of the boards of directors of Cascade Corporation, Forest Products Holdings, L.L.C., The Greenbrier Companies, and West Coast Bancorp. Mr. McDougall serves on our board of directors pursuant to an agreement between FPH, OfficeMax, and us.

Thomas E. Carlile, Executive Vice President and Chief Financial Officer

Mr. Carlile became our executive vice president and chief financial officer in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president and chief financial officer following Madison Dearborn Partners’ acquisition of the forest products assets from OfficeMax. From 1994 to October 2004, Mr. Carlile served as vice president and controller of Boise Cascade Corporation. Mr. Carlile received a bachelor’s degree in accounting from Boise State University and completed the Stanford Executive Program.

Stanley R. Bell, President, Building Materials Distribution

Mr. Bell became our president, Building Materials Distribution, in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president, Building Materials Distribution, following Madison Dearborn Partners’ acquisition of the forest products assets from OfficeMax. From 2000 to October 2004, Mr. Bell served as senior vice president and general manager, Boise Building Solutions Distribution, of Boise Cascade Corporation. Mr. Bell received a B.A. in economics from the University of Utah and an M.B.A. from the University of Utah.

Thomas A. Lovlien, President, Wood Products Manufacturing

Mr. Lovlien became our president, Wood Products Manufacturing, in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president, Wood Products, following Madison Dearborn Partners’ acquisition of the forest products assets from OfficeMax. From 2000 to October 2004, Mr. Lovlien served as vice president of operations, Boise Building Solutions Manufacturing, of Boise Cascade Corporation. Mr. Lovlien received a bachelor’s degree in accounting and a master’s degree in wood technology from Oregon State University.

David G. Gadda, Vice President and General Counsel

Mr. Gadda became our vice president, general counsel, and corporate secretary in February 2008, following the divestiture of our paper and packaging businesses. From December 2005 to January 2008, Mr. Gadda served as our vice president, Legal. From October 2004 to November 2005, Mr. Gadda served as associate general counsel in our legal department. From 1997 to October 2004, he served as associate general counsel of Boise Cascade Corporation. Mr. Gadda received a B.S. in economics from the University of Oregon and a J.D. from the University of California, Berkeley School of Law, and completed the Stanford Executive Program. Mr. Gadda is a member of the California, Idaho, and Oregon bar associations.

Bernadette M. Madarieta, Vice President and Controller

Mrs. Madarieta became our vice president and controller in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, Mrs. Madarieta served as director of financial reporting. From 2002 to October 2004, Mrs. Madarieta served as supervisor of external financial reporting for Boise Cascade Corporation. Prior to joining Boise Cascade Corporation, Mrs. Madarieta was an assurance and business advisory manager at KPMG and Arthur Andersen where she was responsible for planning and supervising audit engagements for corporations and privately held companies. Mrs. Madarieta received a B.B.A. in accounting from Boise State University and is a certified public accountant.

Wayne M. Rancourt, Vice President and Treasurer

Mr. Rancourt became our vice president, treasurer, and investor relations in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as vice president and treasurer. From 2000 to June 2004, Mr. Rancourt was the director of retirement funds and risk management for Boise Cascade Corporation. From June 2004 to October 2004, Mr. Rancourt was vice president and treasurer for Boise Cascade Corporation. Mr. Rancourt received a B.S. degree in accounting from Central Washington University.

John T. Sahlberg, Vice President, Human Resources & Communications

Mr. Sahlberg became our vice president, Human Resources & Communications, in February 2008, following the divestiture of our paper and packaging businesses. Prior to that, he served as director of human resources from February 2006 to February 2008. From January 2004 through January 2006, he was the director of labor relations. Mr. Sahlberg received a J.D. from Georgetown University and a bachelor’s degree in economics from Harvard College. He is a member of the Idaho bar association.

Messrs. Norton, McGowan, Mencoff, and Souleles serve on our board of directors as designees of FPH pursuant to the Securityholders Agreement dated October 29, 2004, as amended on November 10, 2006, among FPH, OfficeMax, and us (the Securityholders Agreement). Mr. Broad serves on our board of directors as a designee of OfficeMax pursuant to the Securityholders Agreement. Mr. McDougall serves on our board of directors as our chief executive officer pursuant to the Securityholders Agreement and the terms of his employment agreement (see Item 11. Executive Compensation — Compensation Discussion and Analysis — Agreements With, and Potential Payments to, Named Executive Officers of this Form 10-K for a description of Mr. McDougall’s employment agreement). We have further described the Securityholders Agreement in Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K. There are no other arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Each of our directors will serve until such person’s successor is elected and qualified or until such person’s death, resignation, or removal. Our board of directors has the power to appoint our officers. Each officer will hold office for the term determined by the board of directors and until such person’s successor is chosen and qualified or until such person’s death, resignation, or removal.

There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she was selected to be an officer of the company, except for Mr. McDougall’s Employment Agreement described above.

There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

Our board of directors currently has an audit committee and a compensation committee. The composition, duties, and responsibilities of these committees are set forth in written charters that our board has adopted for each committee.

Audit Committee

Our audit committee currently consists of Messrs. Souleles (chair), Madigan, McGowan, Mencoff, and Norton. Mr. Souleles is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

•                  Discussing the company’s risk assessment and risk management policies;

•                  Reviewing the company’s financial reporting and accounting standards and principles, significant changes in such standards or principles, and the key accounting decisions affecting the company’s financial statements;

•                  Reviewing and approving the internal corporate audit staff functions;

•                  Reviewing the company’s internal system of audit, financial, and disclosure controls and the results of internal audits;

•                  Annually reviewing the independent auditor’s written report describing the auditing firm’s internal quality-control procedures and any material issues raised by the auditing firm’s internal quality-control review or peer reviews of the auditing firm;

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

During 2008, our audit committee held five meetings.

During 2008, no officer or employee served as a member of the audit committee. Mr. McDougall’s membership in the audit committee terminated when he became chief executive officer of the company.

Compensation Committee

Messrs. Mencoff and Souleles, both members of our compensation committee, have relationships with our equity sponsor, Madison Dearborn Partners, LLC (MDP). From time to time, we may pay fees to MDP for providing management, consulting, or other advisory services. As such, Messrs. Mencoff and Souleles may be indirect beneficiaries of the relationship between MDP and us. For more information about these relationships, please refer to Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K.

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

•                  Receiving periodic reports on the company’s compensation programs as they affect all employees;

•                  Reviewing executive succession plans for business and staff organizations; and

•                  Handling such other matters that are specifically delegated to the compensation committee by the board of directors from time to time.

During 2008, our compensation committee held three meetings.

Compensation Committee Interlocks and Insider Participation

During 2008, no officer or employee served as a member of the compensation committee. Mr. McDougall’s membership in the compensation committee terminated when he became chief executive officer of the company. Messrs. Mencoff and Souleles each served as initial officers of the company when it was formed in 2004. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee, except that Mr. McDougall serves as a director of FPH.

Messrs. Mencoff and Souleles, both members of our compensation committee, have relationships with our equity sponsor, Madison Dearborn Partners, LLC (MDP). From time to time, we may pay fees to MDP for providing management, consulting, or other advisory services. As such, Messrs. Mencoff and

Souleles may be indirect beneficiaries of the relationship between MDP and us. For more information about these relationships, please refer to Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer, and principal accounting officer. Copies of our Code of Ethics are available, free of charge, on our website at www.bc.com by clicking on About Boise Cascade and then Code of Ethics. You may also obtain copies of our Code of Ethics by contacting our Investor Relations Department, 1111 West Jefferson Street, Suite 300, Boise, Idaho 83702-5389 or by calling 208/384-6545. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose such amendments or waivers by posting the required information on our website at the above address.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation Program Objectives

Our compensation committee’s overall compensation objectives applicable to our executive officers are to provide a compensation package intended to:

•                  Align compensation with the company’s performance on both a short-term and long-term basis;

•                  Link each executive officer’s compensation to his or her performance and the areas for which he or she is responsible;

•                  Attract, motivate, reward, and retain the broad-based management talent critical to achieving the company’s business goals; and

•                  Align the interests of our executive officers with those of our principal equity owners through their ownership of the company’s management equity units.

Although we anticipate executive compensation and benefits may be altered to reflect the company’s business strategies, the objectives of our compensation and benefits should remain substantially the same over time. The compensation committee regularly reviews compensation paid to executives in other comparable companies and uses surveys produced by Hewitt Associates and the Forest Products Industry Compensation Association (FPICA) as its principal resources in this regard.

For the 2008 compensation analysis, a general industry peer group of approximately 350 manufacturing and services companies, excluding utilities and financial companies, was used from the Hewitt Associates’ survey group. Hewitt’s TCM (Total Compensation Measurement) is a consistent and proprietary methodology for valuing “total” compensation. TCM captures, among other things, base salary, short-term cash incentives (actual and targets), and long-term incentives. There are a wide range of consistent benchmark positions in TCM that cover a broad spectrum of organizational functions. Access to TCM data is available exclusively through participation, and TCM adheres to strict data privacy regulations. No individual company information is reported on an identifiable basis. Hewitt applied a regression analysis based on sales scope to the TCM survey data. This provided us with compensation information for our benchmarked jobs including our Named Executive Officers.

The FPICA survey provides proprietary results gathered from paper manufacturing and wood products companies belonging to the Forest Products Industry Compensation Association. This survey is published annually, is only available to FPICA members, and is comprised of approximately 50 to 60 companies. Forty-five of these companies report into the Corporate Section of the survey, which was also used for our compensation analysis. Of these, not all 45 companies report on every position. The FPICA survey provides information on base salaries, short-term cash incentives (actual and targets), and annual total cash compensation that was paid by the surveyed companies for benchmarked positions, of which there are a wide range that cover a broad spectrum of organizational functions. No individual company information is reported on an identifiable basis. A regression analysis was also applied to the FPICA survey data.

Management used this information to:

•                  Provide a market-based foundation for executive compensation decisions;

•                  Assist in structuring the company’s compensation programs; and

•                  Benchmark the officer compensation recommendations that management provided to the compensation committee.

Compensation for the company’s executive officers (base salary, annual variable incentive compensation, and long-term incentive compensation) was targeted at the 50th percentile of the company’s surveyed companies. However, the specific compensation paid to any of our executive officers may be below or above such target level depending on subjective judgments made by the compensation committee based on factors such as the specific officer’s tenure with the company and in his or her position, responsibilities which vary from the benchmark position, and historical performance in the job.

Executive Compensation Program Elements

The four elements of the company’s executive compensation program are:

•                  Base salary;

•                  Annual variable incentive compensation (Incentive and Performance Plan);

•                  Long-term incentive compensation (Management Equity Plan); and

•                  Other compensation and benefit plans.

Base Salary

The company provides a base salary to executive officers to attract and retain talented and experienced individuals to provide management and leadership services to the company.

The committee reviews base salaries for executive officers annually and at the time of promotions or other changes in responsibilities. Almost all salaried positions, including each executive officer position, have an established salary guideline. The midpoint of each salary guideline approximates the median salary, adjusted for company size (in sales), of equivalent positions at our surveyed companies. While the salary target range for our executive officers is the midpoint of the salary guideline, an individual’s salary may fall above or below the midpoint based on a subjective evaluation of factors such as the individual’s level of responsibility, performance, and years of experience.

The company is paying Mr. McDougall, our current chairman of the board and chief executive officer, pursuant to an Employment Agreement dated November 20, 2008, as amended in February of 2009. For a description of the material terms of Mr. McDougall’s Employment Agreement, please refer to the section of this Compensation Discussion and Analysis titled Agreements With, and Potential Payments to, Named Executive Officers. The committee reviews Mr. McDougall’s performance against a performance plan.

The company paid Mr. Stephens, our former chairman of the board and chief executive officer, pursuant to an Employment Agreement dated October 29, 2004, as amended February 6, 2008, February 22, 2008, and March 12, 2008. For a description of the material terms of Mr. Stephens’ Employment Agreement, please refer to the section of this Compensation Discussion and Analysis titled Agreements With, and Potential Payments to, Named Executive Officers.

Annual Variable Incentive Compensation (Incentive and Performance Plan)

The annual Incentive and Performance Plan is designed to recognize and reward the contributions that the executive officers and other participating employees have made to the company’s annual performance. The plan does this by linking a portion of the annual cash compensation of each executive officer and other participating employees to performance measures that are expected to positively affect the company’s financial performance. We offer this plan to encourage and reward conduct that will lead to better performance of our businesses as measured by the criteria used for determining award amounts.

For 2008, each of the Named Executive Officers (as listed below) earned an incentive award pursuant to our Incentive and Performance Plan. These awards were based on the attainment of annual financial goals at corporate and business unit levels and the exercise by the compensation committee of its discretion and business judgment. The plan provided for awards to be calculated as a percentage of base salary, based on the extent to which the financial goals and performance objectives were met during the year and the exercise of the committee’s discretion described below. The 2008 target incentive awards for Messrs. McDougall and Stephens were 100% of their base salary (prorated with respect to Mr. McDougall to reflect the fact that his service as an executive officer was limited to December 2008). The 2008 target incentive award for Mr. Carlile was 65% of his base salary. The 2008 target incentive awards for Messrs. Bell and Lovlien were 55% of their base salaries. The 2008 target incentive award for Mr. Gadda was 45% of his base salary. Depending on the achievement of predetermined financial goals and performance objectives and the exercise of the committee’s discretion, the annual incentive awards for the Named Executive Officers could be less than or greater than the target incentive amounts. The maximum award payable to each of our Named Executive Officers is set out in the table found in the section of this Item 11, Grants of Plan-Based Awards. The actual awards paid are set out in the Summary Compensation Table section of this Item 11.

The annual financial goals required for each of our Named Executive Officers under our 2008 annual variable incentive plan were as follows:

Officer	Financial Criteria	Threshold Performance For Any Payment	Requirement For Target Payment	Requirement For Maximum Payment
W. Thomas Stephens	100% Corporate EBITDA	$(10) million	$10 million	$40 million
Duane C. McDougall	100% Corporate EBITDA	$(10) million	$10 million	$40 million
Thomas E. Carlile	100% Corporate EBITDA	$(10) million	$10 million	$40 million
Stanley R. Bell	25% Corporate EBITDA 37.5% BMD Division EBITDA 37.5% BMD Division PRONWC	$(10) million $15 million 10%	$10 million $31 million 18.5%	$40 million $60 million 31.5%
Thomas A. Lovlien	25% Corporate EBITDA 75% Wood Products Division EBITDA	$(10) million $(5) million	$10 million $5 million	$40 million $30 million
David G. Gadda	100% Corporate EBITDA	$(10) million	$10 million	$40 million

EBITDA means earnings before interest, taxes, depreciation and amortization at the corporate or division level as indicated in the table above, and adjusted in each case for special items. PRONWC means pre-tax return on net working capital, adjusted for special items. The compensation committee believes that EBITDA adjusted for special items represents a financial measure that closely approximates value delivered by management to the company’s equity owners and is a key measure of performance frequently used by the company’s debt holders. The compensation committee included PRONWC as a portion of Mr. Bell’s performance criteria because it reflects his division’s control of its working capital which is a critical financial measure in a distribution business. In addition to the foregoing financial criteria, the plan provided for a ten percent reduction in the payout if performance against division level or corporate level safety criteria were not met.

At the time that the 2008 Annual Incentive Compensation Plan was adopted, the compensation committee recognized that the company had recently completed the Sale which was a transformational event for the company and that the ability of management to focus on the specific performance criteria recognized by the mechanical features of the plan described above was likely to be impacted by the work required to respond to the significant changes arising from the Sale. In addition, the compensation committee recognized that most of the products produced and sold by the company are commodities and as such are subject to significant volatility in price and volume, which may not always be matched by changes in the company’s cost of producing or procuring such products. As a result, the company’s financial performance may, within the period of a plan year, fluctuate in a significant manner in response to the volatility of market conditions in its products. In recognition of the fact that the company’s performance on the financial criteria included in the plan may vary significantly depending on market conditions, which are beyond the control of its management and employees and because of the significant changes impacting the company as a result of the Sale, the committee retained broad discretion to adjust the formula payout of each annual incentive plan based on its perception of the performance of the company relevant to market conditions prevailing during the plan period and other factors it deems relevant, including the company’s performance compared to competitors and its ability to bear the cost of the payout.

In recognition of the extraordinary market conditions that prevailed during 2008 and the impact of the Sale on the company’s operations, the committee exercised its reserved discretion to modify the awards that would have otherwise prevailed under a purely mechanical implementation of the plan. In particular, the committee exercised its discretion to increase the payout for 2008 that would have been applicable to participating employees in its Wood Products segment, including Mr. Lovlien, from zero to 42% of the target incentive award. Accordingly, Mr. Lovlien’s payment under the plan is reported under the bonus column of the Summary Compensation Table. In addition, the awards were based on management’s December estimate of performance against the criteria, rather than final year end numbers. The exercise of such discretion was applied to all participants in the plan and not just the Named Executive Officers.

From time to time the committee may elect to grant an ad hoc bonus to one or more of the Named Executive Officers or other employees based on exemplary performance. These are payable over and above any amount payable to the affected individual pursuant to our Incentive and Performance Plan. During 2008, the committee granted such bonuses to Mr. Carlile and Mr. Gadda in the amounts described in the Summary Compensation Table for their exemplary work in completion of the Sale and other significant asset divestitures occurring during 2008. These amounts are recorded under the bonus column of the Summary Compensation Table.

Long-Term Incentive Compensation (Management Equity Plan)

Our principal equity owner is an investment fund managed by Madison Dearborn Partners, LLC (MDP). MDP believes that the senior management of its portfolio companies should hold a personally significant interest in the equity of the portfolio company and maintain that ownership throughout the period of MDP’s ownership of the portfolio company. The purpose of this requirement is to impose a close alignment between the interests of MDP, as the principal equity owner of the portfolio company, and the interests of the company’s senior management. The terms of these arrangements are structured uniquely to fit the conditions of each portfolio company, but the overriding philosophy is to require investment by key managers in the enterprise so their interests are aligned with those of MDP.

MDP implemented its management investment philosophy in our case through the creation of our Management Equity Plan, which is our only long-term compensation plan for executive officers. Shortly after the completion of our acquisition of the forest products assets of OfficeMax, our parent company, Forest Products Holdings, L.L.C. (FPH) offered its Series B equity units to each of our 171 key managers (the Management Investors). The Series B equity units were priced at $1.00 per unit, which was the same price paid by MDP for its investment in FPH made to fund the acquisition. If a Management Investor elected to purchase the Series B equity units (which all of the executive officers then in office and substantially all of the other offerees elected to do), he or she was also awarded a grant of the FPH Series C equity units. The Series B equity units are the voting common equity units of FPH and the Series C equity units are a nonvoting equity unit of FPH, which shares in the appreciation in the value of FPH only after the holders of the Series B equity units have recovered their initial investment in FPH. In 2006, an additional offering of the FPH Series B equity units was made to two executive officers who had recently joined the company, and an award of additional Series C equity units was made to such new executive officers, to two executive officers recently promoted, and to four independent directors, with a participation threshold of $2.00 per unit. In 2009, a grant of Series C equity units was made to Mr. McDougall, with a participation threshold of $1.30 per unit. No purchase of Series B equity units was made by Mr. McDougall. The 2004, 2006, and 2009 purchases and awards and the subsequent ownership of the FPH Series B and Series C equity units so purchased or awarded are governed by a series of Management Equity Agreements between FPH, MDP, and each of the Management Investors, which collectively constitute our Management Equity Plan. The FPH Series B and Series C equity units currently held by our Named Executive Officers are disclosed in Item 12 of this annual report on Form 10-K.

The committee believes that the Management Equity Plan aligns the interests of the Named Executive Officers and other Management Investors with those of the company’s equity investors. Under the terms of the Management Equity Plan, each Management Investor has made a personally significant investment in the company or holds through his or her Series C equity units a personally significant equity interest in the company, and with limited exceptions described below, he or she may be required to maintain that investment or interest for the same term as MDP maintains its investment in the company.

Terms of the Management Equity Plan

The Management Equity Plan contains many of the features typical to an investor rights agreement for a closely held company. The material terms of the Management Equity Plan are:

1.               The Management Investor is not permitted to sell or otherwise transfer his or her equity units governed by the agreement except in connection with estate planning activities (in which case, the equity units remain subject to the plan) and in connection with implementation of the liquidity features described below.

2.               The Management Investor is required to sell his or her units in connection with a sale of FPH approved by MDP and may require that MDP cause a purchase of all or any portion of the FPH equity units held by MDP to include in its purchase of the equity units of the Management Investor (or the applicable proportion thereof in the case of a purchase of less than all of the FPH equity units) at the same price and on the same terms as are provided to MDP (with due allowance for the relevant participation threshold applicable to Series C equity units).

3.               FPH may, but is not required to, purchase from the Management Investor his or her equity units upon termination of the Management Investor’s employment with the company (or service on the board of directors) at a formula price intended to approximate the fair market value of the equity units being repurchased (with due allowance for the relevant participation threshold applicable to Series C equity units), but only to the extent that they are vested in accordance with the next paragraph. The purchase price of the unvested Series B equity units is equal to the original purchase price of $1.00 per unit, and unvested Series C equity units are forfeited for no consideration. A Management Investor may require the company to exercise its option to repurchase his or her equity units upon termination of employment with the company (or service on its board of directors) only if such termination arises from either (i) the death or permanent disability of the Management Investor or (ii) the sale of a division of the company.

4.               Prior to the amendments to the Management Equity Agreements described below, a Management Investor’s Series B units and half of his Series C units vested evenly over a five year period ending on December 31, 2009. The remaining half of his Series C units vested on the basis of an internal rate of return calculation for MDP’s investment, to be made on December 31, 2009. Accelerated vesting was provided for Management Investors who turned 65 years of age prior to that date. In addition, accelerated vesting (in whole or in part) was also provided in the event of a sale of the company, an initial public offering, termination of the Management Investor’s employment due to sale of a division of the company, and upon death or disability of the Management Investor. It should be noted that, unlike many public company equity compensation plans, vesting does not, under our plan, necessarily create a liquidity opportunity for the Management Investor. Its only effect is on the valuation formulas that may be used when and if a liquidity event does occur.

2008 Repurchases of Management Equity Units

During 2008, FPH made two significant repurchases of its equity units from Management Investors. In each case, the repurchase was funded by parallel repurchases by Boise Cascade Holdings, L.L.C., of its Series B and C equity units held by FPH.

The first repurchase arose from the Sale, which constituted the sale of a division for purposes of the Management Equity Plan. As a result, FPH was obligated to repurchase such equity units from those Management Investors whose employment with Boise Cascade, L.L.C., terminated in connection with the Sale. We paid $18.3 million to repurchase the equity units from 75 such terminated Management Investors on March 31, 2008.

In addition, on May 23, 2008, FPH entered into a Repurchase Agreement and Amendment No. 1 to the Management Equity Agreement (the Repurchase and Amendment Agreements) with each of the 66 Management Investors who hold FPH Series B and Series C equity units pursuant to individual Management Equity Agreements dated November 29, 2004. Under the redemption provisions of the Repurchase and Amendment Agreements, FPH repurchased from each participating Management Investor a number of his or her Series B equity units derived by dividing such Management Investor’s original aggregate purchase price paid for FPH Series B equity units by $2.06 (which was the same repurchase price paid to management investors who left the company in connection with the Sale). As a result, FPH redeemed 48.5% of each Management Investor’s Series B equity units for an amount equal to such Management Investor’s original investment in FPH. Cash distributions and equity redemptions were made on May 23, 2008.

The repurchases were effective with respect to each of our executive officers, including the Named Executive Officers set forth below. The cash distributed to each of the Named Executive Officers for redemption of a portion of his or her Series B equity units is set forth below. In addition, each of the Named Executive Officers retained, after the redemption and currently, the equity unit positions described below:

	Equity Units Retained
Name	Redemption Payment	Series B Equity Units	2004 Series C Equity Units	2006 Series C Equity Units	2009 Series C Equity Units

Duane C. McDougall (1)	$—	—	—	400,000	8,972,980
W. Thomas Stephens (2)	4,000,000	2,058,252	11,183,000	—	—
Thomas E. Carlile	850,000	437,379	2,396,000	—	—
Stanley R. Bell	740,000	380,777	1,917,000	—	—
Thomas A. Lovlien	400,000	205,825	851,000	—	—
David G. Gadda	124,500	64,063	209,980	400,000	—

(1)                                  Mr. McDougall’s 2009 Series C equity units were granted to him in February 2009.

(2)                                  Mr. Stephens’ remaining equity units were not repurchased upon his retirement, and he continues to hold them subject to the terms of the Management Equity Plan.

2008 Amendments to the Management Equity Plan

Under the terms of the Repurchase and Amendment Agreements, a series of amendments were made to the Management Equity Plan, including the following:

•                  The vesting terms applicable to 62.9% of each participating Management Investor’s Performance Vesting Series C equity units that were formerly subject to market condition vesting were amended to become subject to service period vesting (see Note 14, Redeemable Equity Units, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K);

•                  The vesting period for all unvested service period vesting FPH Series C equity units (including those FPH Series C equity units that were formerly Performance Vesting Series C units) was extended by one year, with vesting to occur on a daily pro rata basis from February 22, 2008, through December 31, 2010;

•                  The determination date for calculation of vesting for the remaining Performance Vesting Series C units was extended by one year to December 31, 2010; and

•                  The formula used for calculation of the fair market value repurchase price applicable to departing Management Investors in the event that FPH decides to exercise its repurchase option was changed. The new formula will be dependent upon a combination of a periodic third-party appraisal of our wood products manufacturing and distribution businesses, plus the market value of our holdings of the stock of Boise Inc., less our indebtedness (net of cash).

Other Compensation and Benefit Plans

The company’s executive officers receive additional compensation in the form of payments, allocations, or accruals under various other compensation and benefit plans. Among these plans and benefits are a pension plan, supplemental pension plans, a 401(k) plan, a deferred compensation plan, and formalized agreements that cover our executive officers’ potential severance benefits. These plans and benefits, which are described below, are provided to ensure that we are providing an aggregate compensation and benefits package that is competitive in the market place.

Pension Benefits

We maintain a defined benefit pension plan, referred to as the Salaried Pension Plan, as well as supplemental pension plans for certain salaried employees, including four of the Named Executive Officers — Messrs. Carlile, Bell, Lovlien, and Gadda. The Salaried Pension Plan is available only to employees who were employed by OfficeMax before November 2003. Accordingly, Mr. McDougall is not, and Mr. Stephens was not, eligible to participate in the company’s pension plans.

Our Salaried Pension Plan entitles each vested employee to receive a pension benefit at normal retirement age equal to 1.25% of the average of the highest five consecutive years of compensation out of the last ten years of employment multiplied by the participant’s years of service through December 31, 2003, plus 1% of the average of the highest five consecutive years of compensation out of the last ten years of employment multiplied by the participant’s years of service after December 31, 2003. Under the Salaried Pension Plan, “compensation” is defined as the employee’s base salary plus any amounts earned under our variable incentive compensation programs. Benefits are computed on a straight-line annuity basis and are not offset by Social Security or other retirement-type benefits. An employee is 100% vested in his or her pension benefit after five years of service, except for breaks in service.

If an employee is entitled to a greater benefit under the Salaried Pension Plan formula than the Internal Revenue Code allows for tax-qualified plans, the excess benefits will be paid from the company’s general assets under our unfunded nonqualified Supplemental Pension Plan, referred to as the SUPP. The SUPP will also provide payments to the extent that participation in the deferred compensation plans has the effect of reducing an individual’s pension benefit under the qualified plan.

Under our unfunded nonqualified Supplemental Early Retirement Plan, referred to as the SERP, an officer who was an officer of OfficeMax immediately prior to Madison Dearborn Partners’ acquisition of the forest products assets from OfficeMax, who is 55 years old or older (or 58 years old or older for officers elected on or after June 1, 2004), has ten or more years of service, has served as an officer for at least five full years, and retires before the age of 62 is eligible for benefits under the plan. Eligible officers retiring prior to age 62 receive an early retirement benefit from the SERP which, in combination with their benefit under the Salaried Pension Plan equals the benefit calculated under the Salaried Pension Plan without reduction due to the officer’s early retirement. Benefits payable under the SERP are offset in part by benefits payable under a similar plan maintained by OfficeMax. Messrs. Carlile and Bell are currently eligible for early retirement under the SERP. Mr. Lovlien will become eligible for benefits under the SERP when he reaches age 55. Mr. Gadda does not participate in the SERP because he was not an officer of OfficeMax immediately prior to MDP’s acquisition of the company.

401(k); Nonqualified Deferred Compensation

The company maintains a 401(k) defined contribution savings plan for all of its U.S. salaried employees, including its Named Executive Officers. Under the plan, eligible employees electing to participate may contribute up to 25% of their pretax income unless they are considered “highly compensated.” The company places a limit on the contributions, and it is monitored regularly and adjusted as necessary during the year to ensure the nondiscrimination tests are passed. For eligible employees participating in our pension plan, the company provides a matching contribution to the plan of $0.70 for each employee dollar contributed up to 6% of the employee’s eligible compensation. For eligible employees not participating in our pension plan (i.e., those hired on or after November 1, 2003, including Messrs. Stephens and McDougall), the company provides an additional discretionary match to those employees who are employed by the company on the last day of the plan year (December 31). The amount of this discretionary match is announced each year and may vary from year to year. Currently, the discretionary match is $0.30 on each $1.00 contributed up to the first 6% of eligible compensation, which gives the employee a dollar-for-dollar match up to 6%.

Our Deferred Compensation Plan is an unfunded plan. Under the plan, participating employees may irrevocably elect each year to defer receipt of a portion of their base salary and incentive compensation. A participant’s account is credited with imputed interest at a rate equal to 130% of Moody’s Composite Average of Yields on Corporate Bonds. In addition, participants may elect to receive their company-matching contribution in our Deferred Compensation Plan in lieu of any matching contribution in our 401(k) savings plan. Participants elect the form and timing of distributions of their deferred compensation balances. Participants may receive payment in cash in a lump sum or in monthly installments over a specified period of years following the termination of their employment with the company.

Agreements With, and Potential Payments to, Named Executive Officers

The following summaries provide a description of the formalized agreements we have entered into with our Named Executive Officers covering the terms of their employment and/or potential severance benefits.

Duane C. McDougall

The company, acting through its principal subsidiary, Boise Cascade, L.L.C., entered into an Employment Agreement with Mr. McDougall on November 20, 2008, pursuant to which he serves as our chairman and chief executive officer. Mr. McDougall’s Employment Agreement was amended in February of 2009. Pursuant to the terms of the agreement, as amended (the Agreement), Mr. McDougall receives an annual base salary of $808,250, which is subject to adjustment at the discretion of the compensation committee of our board of directors. In addition to base salary, Mr. McDougall is eligible to receive an annual target incentive award of 100% of his base salary, based upon the achievement of financial and other objective targets as determined by the compensation committee of our board of directors or the board itself. The initial term of this Agreement expires on December 31, 2010. It then automatically renews each year thereafter unless either party gives the other party 60 days’ written notice prior to the renewal date. The Agreement also imposes on Mr. McDougall a permanent confidentiality obligation and a noncompete and nonsolicitation obligation that will continue to be in effect for two years after his employment terminates.

During Mr. McDougall’s employment, we are providing him, at our cost, with a furnished condominium for his use in Boise, Idaho. To the extent this benefit results in any increase in Mr. McDougall’s net taxable income, we have agreed to pay him a gross-up payment to cover any additional tax liability for which he may be responsible.

Upon termination of his employment, Mr. McDougall will receive his base salary through the date of termination and a payment for the value of his earned and unused paid time off, through such date. In addition, if Mr. McDougall voluntarily terminates employment with good reason or if he is involuntarily terminated without cause, each as defined in the agreement, he will be entitled to receive a lump sum severance payment equal to two times the sum of (a) Mr. McDougall’s base salary then in effect and (b) his target bonus for the year of termination. In addition, for 18 months after such termination Mr. McDougall will also receive life, health, and accidental death and dismemberment insurance provided under our salaried employee benefits program and other benefits customarily provided to our salaried employees (other than savings and retirement benefits), subject to payment by Mr. McDougall of amounts customarily paid by our salaried employees for such insurance coverage.

In addition, at the time of commencement of his employment, Mr. McDougall entered into a Management Equity Agreement with our parent company, FPH, and our principal equity investor, Madison Dearborn Partners, LLC. The terms of the agreement are substantially the same as and consistent with the other Management Equity Agreements described under the portion of this Compensation and Discussion Analysis titled, Long-Term Incentive Compensation (Management Equity Plan) and as amended by the 2008 amendments thereto. On February 20, 2009, Mr. McDougall was awarded 8,972,980 Series C equity units issued by our parent company, Forest Products Holdings, L.L.C.

W. Thomas Stephens

The company, acting through its principal subsidiary, Boise Cascade, L.L.C., entered into an Employment Agreement with Mr. Stephens on October 29, 2004, as amended on February 6, 2008, February 22, 2008, and March 12, 2008, pursuant to which he served as our chairman and chief executive officer. Pursuant to the terms of the agreement, Mr. Stephens received an annual base salary of $800,000, which was subject to adjustment at the discretion of our board of directors. In addition to base salary, Mr. Stephens was eligible to receive an annual target incentive award of 100% of his base salary, based upon the achievement of financial and other objective targets as determined by the compensation committee of our board of directors or the board itself. The Employment Agreement had an initial expiration date of October 29, 2007. It would then be automatically extended each year thereafter unless either party gave the other party 60 days’ written notice prior to the extension date. The agreement also imposed on Mr. Stephens a permanent confidentiality obligation and a noncompete and nonsolicitation obligation that will continue to be in effect for two years after his termination of employment.

On November 20, 2008, Mr. Stephens entered into a Retirement Agreement with us, our principal subsidiary, Boise Cascade, L.L.C., and our principal equity holder, Forest Products Holdings, L.L.C. (FPH). The Retirement Agreement provided for:  (i) Mr. Stephens’ retirement from employment with and resignation from all positions he held as an officer, director, or manager of the company or any of our affiliates effective November 30, 2008 (except as a director of Boise Inc.); (ii) payment to Mr. Stephens prior to year-end 2008 of his unpaid salary through November 30, 2008, and a payment under our 2008 Annual Incentive and Performance Plan in the amount of $850,000; and (iii) termination of all severance payment provisions of the Employment Agreement (except to the limited extent described in the next sentence). The Retirement Agreement also provided, for a period of one year for: (1) continuing participation by Mr. Stephens and his covered dependents in the company’s healthcare program at the same cost to Mr. Stephens that he would have paid had he remained in his position and (2) continuation, at Mr. Stephens’ cost, of term life insurance previously provided by the company to Mr. Stephens. These provisions constituted an amendment to his Employment Agreement. In addition, the Retirement Agreement modified the Management Equity Agreement between Mr. Stephens and FPH by eliminating the provisions entitling FPH to repurchase Mr. Stephens’ equity units and eliminating any provisions entitling Mr. Stephens to require FPH to repurchase his equity units. No repurchase of any of Mr. Stephens’ equity units has occurred or will occur as a result of or in connection with his retirement. The Retirement Agreement also provided that Boise Cascade, L.L.C., would purchase Mr. Stephens’ condominium in Boise, Idaho, on or prior to December 31, 2008, at its fair market value as determined by an appraiser selected by the company. This purchase was completed on December 31, 2008, at a purchase price of $935,000.

Thomas E. Carlile, Stanley R. Bell, Thomas A. Lovlien, David G. Gadda

On February 22, 2008, the company entered into new severance agreements with certain of its officers, including Messrs. Bell, Carlile, Lovlien, and Gadda. The severance agreements are effective for three years, provided that on the second anniversary and each anniversary thereafter, the term of each severance agreement is automatically extended for an additional year unless the company gives 60 days’ prior notice stating otherwise.

The severance agreements provide that in the event of a “qualifying termination” (meaning any termination with the exception of a termination by the company for cause or disability, by the employee other than for good reason, or in the case of the employee’s death), an employee will be entitled to receive (i) his or her full base salary through the date of termination, a bonus payment for the year of termination based on the actual payout for the year and prorated to reflect the portion of the year expired, and all other compensation to which he or she is then entitled including (ii) a lump-sum severance payment equal to one or two times the sum of such employee’s annual base salary plus target annual incentive bonus for the year in which the termination occurs and (iii) a lump-sum amount equal to the value of such employee’s unused and accrued time off, less any advanced time off. Additionally, the severance agreements provide for full maintenance of healthcare and insurance benefits for a period of 12 or 18 months following the termination date, subject to payment of required contributions, payment of the premium under the company’s Supplemental Life Plan for 12 or 24 months following the termination date and, if applicable, receipt of the monthly benefit that such employee would have been entitled to receive under the company’s Supplemental Early Retirement Plan for Executive Officers, had such employee’s employment not been terminated. The higher levels of severance benefits are reserved for those Named Executive Officers at the level of senior vice president and higher (Messrs. Carlile, Lovlien, and Bell).

The severance agreements provide that in the event of a voluntary termination other than for good reason, termination for cause, or termination due to death or disability, such employee will be entitled to receive his or her full base salary through the date of termination, plus all other compensation to which he or she is then entitled. In the event of a failure to perform duties as a result of incapacity due to physical or mental illness or injury, such employee will be entitled to continue to receive his or her full base salary until such time as his or her employment is terminated due to disability. No severance payments or continuation of healthcare benefits beyond the date of termination are provided for under such circumstances.

In consideration of the severance payments as described above, each severance agreement contains, with respect to each employee party thereto, confidentiality and nonsolicitation provisions as well as a provision for general release of all claims against the company and its affiliates as a condition to payment of benefits under the severance agreement.

Supplemental Life Plan

Messrs. Carlile, Bell, and Lovlien participate in the company’s Supplemental Life Plan, which provides them with an insured death benefit during their employment with the company. The plan provides the officer with a target death benefit equal to two times his or her base salary while employed with the company and a target postretirement death benefit equal to one times his or her final base salary, in each case less any amount payable under the company’s group term life insurance policy.

Compensation Committee Interlocks and Insider Participation

During 2008, no officer or employee served as a member of the compensation committee. Mr. McDougall’s membership in the compensation committee terminated when he became chief executive officer of the company. Messrs. Mencoff and Souleles each served as initial officers of the company when it was formed in 2004. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee, except that Mr. McDougall serves as a director of FPH.

Messrs. Mencoff and Souleles, both members of our compensation committee, have relationships with our equity sponsor, Madison Dearborn Partners, LLC (MDP). From time to time, we may pay fees to MDP for providing management, consulting, or other advisory services. As such, Messrs. Mencoff and Souleles may be indirect beneficiaries of the relationship between MDP and us. For more information about these relationships, please refer to Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K.

Compensation Committee Report

Our compensation committee has reviewed and discussed with our management the Compensation Discussion and Analysis set forth above. Based on the review and discussion, our compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in the company’s annual report on Form 10-K for the year ended December 31, 2008.

By the compensation committee:

Samuel M. Mencoff, Chair

John W. Madigan

Thomas S. Souleles

Summary Compensation Table

The following table presents compensation information for Messrs. McDougall, Stephens, Carlile, Lovlien, Bell, and Gadda for 2008, 2007, 2006 to the extent each of them served as one of our Named Executive Officers during each of such years:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Nonequity Incentive Plan Compensation ($)(4)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)

Duane C. McDougall	2008	$66,667	$—	$2,649	$28,000	$—	$86	$97,402
Chairman of the Board and
Chief Executive Officer

W. Thomas Stephens	2008	761,667	—	—	850,000	—	9,660	1,621,327
Former Chairman of the	2007	1,000,000	—	1,621,535	604,110	—	47,503	3,273,148
Board and Chief Executive Officer	2006	1,000,000	—	1,621,535	560,000	—	9,741	3,191,276

Thomas E. Carlile	2008	460,000	50,000	237,838	125,580	524,386	43,354	1,441,158
Executive Vice President	2007	451,250	—	146,156	277,891	412,353	41,659	1,329,309
and Chief Financial Officer	2006	425,000	—	146,156	240,000	579,687	47,316	1,438,159

Stanley R. Bell	2008	414,333	—	190,289	160,000	732,242	46,126	1,542,990
President, Building Materials	2007	377,500	46,000	116,937	154,000	372,061	45,142	1,111,640
Distribution	2006	370,000	—	116,937	286,528	659,985	63,806	1,497,256

Thomas A. Lovlien	2008	414,333	97,020	84,474	—	421,618	43,542	1,060,987
President, Wood Products	2007	372,500	6,096	51,911	193,904	238,793	38,416	901,620
Manufacturing	2006	341,667	69,910	51,911	90,090	375,728	42,556	971,862

David G. Gadda	2008	292,917	30,000	48,792	56,700	182,745	18,278	629,432
Vice President and
General Counsel

(1)

Includes amounts deferred under our Savings Plan and Deferred Compensation Plan, including company matching payments. The Savings Plan is a defined contribution plan intended to be qualified under Section 401(a) of the Internal Revenue Code that contains a cash or deferred arrangement meeting the requirements of Section 401(k) of the code. The Deferred Compensation Plan is a nonqualified savings plan offered to a select group of management and key employees.

(2)

The 2008 amounts reported for Messrs. Carlile and Gadda represent discretionary bonuses paid to them for their exemplary work in completion of the Sale and other significant asset divestitures occurring during 2008. The payment to Mr. Lovlien represents his payment received under our variable Incentive and Performance Plan.  It is reported in this column because the committee exercised its discretion to increase his award (in common with the remainder of the Wood Products division plan participants) above the level which would have resulted from strict application of the plan’s formula.  See Compensation Discussion and Analysis – Annual Variable Incentive Compensation (Incentive and Performance Plan).

(3)

The amounts reported for each individual with respect to the 2004 Series C equity units and 2006 Series C equity units reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. For further information on the terms of these equity unit awards, please refer to the Compensation Discussion and Analysis — Long-Term Incentive Compensation (Management Equity Plan) section above.

(4)

Represents payments awarded under our annual variable Incentive and Performance Plan. The specific financial goals and performance objectives at corporate and business unit levels of the Performance Plan are described in the Compensation Discussion and Analysis — Annual Variable Incentive Compensation (Incentive and Performance Plan) section of this Item 11. As noted in such section, the payments which would have resulted from a mechanical application of the financial criteria were modified by the exercise by the compensation committee of discretion reserved by it at the time of its approval of the plan.

(5)

Mr. Stephens’ 2008 payout under our 2008 Variable Incentive Compensation Plan was set at $850,000, pursuant to the terms of his Retirement Agreement. For more information concerning Mr. Stephen’s Retirement Agreement see the description of the Retirement Agreement under the heading, Compensation and Discussion Analysis — Agreements With and Potential Payments to, Named Executive Officers.

(6)	Amounts disclosed in this column include the following:

			Nonqualified Deferred
Name	Year	Change in Pension Value(a)	Compensation Earnings(b)

Duane C. McDougall	2008	$—	$—

W. Thomas Stephens	2008	—	—
	2007	—	—
	2006	—	—

Thomas E. Carlile	2008	516,417	7,969
	2007	407,581	4,772
	2006	577,978	1,709

Stanley R. Bell	2008	714,300	17,942
	2007	360,458	11,603
	2006	655,796	4,189

Thomas A. Lovlien	2008	412,475	9,143
	2007	233,258	5,535
	2006	373,684	2,044

David G. Gadda	2008	176,210	6,535

(a)                                 The amounts reported for Messrs. Carlile, Bell, Lovlien, and Gadda reflect the actuarial increase in the present value of their benefits under all pension plans established by the company using interest rate and mortality rate assumptions consistent with those used in the company’s financial statements and include amounts that such officers may not be currently entitled to receive because such amounts may not be fully vested. Mr. McDougall is not, and Mr. Stephens was not, eligible to participate in the company’s pension plans.

(b)                                The amounts reported for Messrs. Carlile, Bell, Lovlien, and Gadda reflect the above-market portion of the interest they earned on their deferred compensation. Mr. McDougall did not participate in the company’s Deferred Compensation Plan during 2008. Mr. Stephens did not participate in the company’s Deferred Compensation Plan during 2008, 2007, or 2006.

(7)	Amounts disclosed in this column include the following:

Name	Year	Company- Matching Contributions to Savings and Deferred Compensation Plans(a)	Company-Paid Portion of Executive Officer Life Insurance	Reportable Perquisites(b)

Duane C. McDougall	2008	$—	$86	$—

W. Thomas Stephens	2008	9,660	—	—

Thomas E. Carlile	2008	30,991	12,363	—

Stanley R. Bell	2008	25,802	20,324	—

Thomas A. Lovlien	2008	25,802	17,740	—

David G. Gadda	2008	16,694	1,584	—

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

(b)	The company’s costs in 2008 for various perquisites provided to our Named Executive Officers are not reflected because the total amount for each officer did not exceed $10,000.

Grants of Plan-Based Awards

The company did not grant any equity incentive plan awards to the Named Executive Officers in 2008, and no payments were made to Named Executive Officers with respect to any previously granted equity incentive awards during 2008.

The following table reflects the threshold, target, and maximum incentive awards for the Named Executive Officers possible for 2008 under our Annual Variable Incentive and Performance Plan. For further information on the terms of these incentive awards, please refer to the Compensation Discussion and Analysis — Annual Variable Incentive Compensation (Incentive and Performance Plan) section above. The Named Executive Officers’ actual incentive awards earned in 2008 are shown in the Nonequity Incentive Plan Compensation column of the Summary Compensation Table. With the exception of Mr. Stephens, all such awards were paid on February 13, 2009. Mr. Stephens’ award was paid in December of 2008 pursuant to the terms of his Retirement Agreement.

Estimated Future Payouts Under
Nonequity Incentive Plan Awards

Name	Grant Date	Threshold	Target	Maximum

Duane C. McDougall(1)	11/20/08	$0	$66,667	$133,334

W. Thomas Stephens	3/12/08	0	800,000	1,600,000

Thomas E. Carlile	3/12/08	0	299,000	598,000

Stanley R. Bell	3/12/08	0	231,000	483,656

Thomas A. Lovlien	3/12/08	0	231,000	462,000

David G. Gadda	3/12/08	0	135,000	270,000

(1)        Mr. McDougall’s payment formula was prorated to reflect one month of employment during 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects the number of the Named Executive Officers’ 2004 Series C equity units and 2006 Series C equity units that had not vested as of December 31, 2008:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested ($)(1)

Duane C. McDougall	214,182	$—
W. Thomas Stephens(2)	—	—
Thomas E. Carlile	1,282,943	384,883
Stanley R. Bell	1,026,463	307,939
Thomas A. Lovlien	455,669	136,701
David G. Gadda	326,614	33,729

(1)

Because these units are not publicly traded, there was no ascertainable market value for the units. Accordingly, the values reflect the amount which would have been payable under the terms of the Management Equity Plan if the Named Executive Officer’s employment were terminated other than for cause and the company elected to exercise its repurchase option under the plan.

(2)

On December 31, 2007, all of Mr. Stephens’ 2004 Series C equity units were fully vested. Pursuant to the terms of the Management Equity Plan, investors like Mr. Stephens, who were at least 60 years old as of the grant date, enjoy an accelerated vesting schedule under which time vesting units fully vest by, and vesting determinations for Performance Vesting Series C units are calculated as of, December 31 following the investor’s 65th birthday. Vesting does not trigger a right or obligation on the part of FPH or us to repurchase equity units.

For a discussion of the rules of the plan governing vesting of the equity units described above see, Compensation Discussion and Analysis — Long-Term Incentive Compensation (Management Equity Plan) in this Item 11.

Option Exercises and Stock Vested

The following table reflects the number of the Named Executive Officers’ 2004 Series C equity units and 2006 Series C equity units that vested during 2008:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Duane C. McDougall	65,818	$—
W. Thomas Stephens(2)	—	—
Thomas E. Carlile	394,257	118,277
Stanley R. Bell	315,437	94,631
Thomas A. Lovlien	140,031	42,009
David G. Gadda	100,372	10,366

(1)

Because these units are not publicly traded, there was no ascertainable market value for the units on the vesting date. Accordingly, the values reflect amounts which would have been payable under the terms of the Management Equity Plan if the Named Executive Officer’s employment were terminated other than for cause and the company elected to exercise its repurchase option under the plan.

(2)

On December 31, 2007, all of Mr. Stephens’ 2004 Series C equity units were fully vested. Pursuant to the terms of the Management Equity Plan, investors like Mr. Stephens, who were at least 60 years old as of the grant date, enjoy an accelerated vesting schedule under which time vesting units fully vest by, and vesting determinations for Performance Vesting Series C units are calculated as of, December 31 following the investor’s 65th birthday. Vesting does not trigger a right or obligation on the part of FPH or us to repurchase equity units.

For a discussion of the rules of the plan governing vesting of the equity units described above see, Compensation Discussion and Analysis — Long-Term Incentive Compensation (Management Equity Plan) in this Item 11.

Pension Benefits

The following table reflects the present value of accumulated benefits payable to Messrs. Carlile, Bell, Lovlien, and Gadda, including the number of years of service credited to each of them, under the Salaried Pension Plan, the SUPP, and the SERP. Messrs. Carlile, Bell, Lovlien, and Gadda did not receive any payments under any of our pension plans during 2008. Mr. McDougall is not, and Mr. Stephens was not, eligible to participate in the company’s pension plans.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(3)	Payments during Last Fiscal Year

Duane C. McDougall	Salaried Pension Plan	—	$—	$—
	SUPP	—	—	—
	SERP	—	—	—

W. Thomas Stephens	Salaried Pension Plan	—	—	—
	SUPP	—	—	—
	SERP	—	—	—

Thomas E. Carlile	Salaried Pension Plan	36.0	990,803	—
	SUPP	36.0	954,648	—
	SERP	36.0	765,701	—

Stanley R. Bell	Salaried Pension Plan	38.0	1,764,362	—
	SUPP	38.0	1,340,885	—
	SERP	38.0	—	—

Thomas A. Lovlien	Salaried Pension Plan	30.0	501,425	—
	SUPP	30.0	475,019	—
	SERP(2)	30.0	611,202	—

David G. Gadda	Salaried Pension Plan	32.7	539,638	—
	SUPP	32.7	406,666	—
	SERP(2)	32.7	—	—

(1)

Number of years credited service for Messrs. Carlile, Bell, Lovlien, and Gadda include amounts attributable to employment with OfficeMax prior to Madison Dearborn Partners’ acquisition of the forest products assets from OfficeMax.

(2)	Assumes Mr. Lovlien remains employed with the company until age 55 and becomes vested in the SERP. Mr. Gadda does not participate in the SERP.

(3)

These values were calculated on the same basis and using the same assumptions used in the Company’s financial statements. See Note 13, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

For more information concerning our pension plans see, Compensation Discussion and Analysis — Pension Benefits in this Item 11.

Nonqualified Deferred Compensation

With the exception of Messrs. McDougall and Stephens, all of the Named Executive Officers participated in our Deferred Compensation Plan during 2008. For Messrs. Carlile, Bell, Lovlien, and Gadda, the matching contribution is equal to $0.70 on the dollar up to the first 6% of eligible compensation. None of the Named Executive Officers had withdrawals or distributions under our Deferred Compensation Plan during 2008.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Balance in Last FYE ($)(4)
Duane C. McDougall	$—	$—	$—	$—
W. Thomas Stephens	—	—	—	—
Thomas E. Carlile	44,273	30,991	21,366	302,935
Stanley R. Bell	105,433	25,802	48,204	660,189
Thomas A. Lovlien	61,433	25,802	24,510	349,866
David G. Gadda	50,203	16,694	17,508	250,672

(1)	These amounts are included in the 2008 Salary column of the Summary Compensation Table.

(2)	These amounts are included in the 2008 All Other Compensation column of the Summary Compensation Table.

(3)

The above-market portion of these amounts is included in the 2008 Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table, as is the above market portion of interest earned under this plan during prior years reported on in the Summary Compensation Table.

(4)

Amounts reported in this column were disclosed in the Summary Compensation Table of this Form 10-K and in the Summary Compensation Table of prior years’ Form 10-Ks (depending on when such compensation was earned) to the extent that the Named Executive Officer was a Named Executive Officer in the year in which such compensation was earned.

For more information concerning our nonqualified deferred compensation plan, see Compensation Discussion and Analysis — 401(k); Nonqualified Deferred Compensation in this Item 11.

Agreements With, and Potential Payments to, Named Executive Officers Upon Termination of Employment

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

•                  Death; or

•                  Disability.

The amounts shown for Messrs. McDougall, Carlile, Bell, Lovlien, and Gadda assume that such termination was effective as of December 31, 2008. The actual amounts the company would have been required to pay on other dates may only be determined at the time of separation from the company. The amounts disclosed here do not include amounts earned by the executive officer through that time as base salary, any bonuses approved by the committee prior to that date, and payments approved by the committee prior to that date as awards earned during 2008 pursuant to our 2008 Incentive and Performance Plan, nor do they include amounts payable pursuant to the 401(k), deferred compensation, or pension plans. Such amounts are not included because neither their amount nor the timing of their payment is affected by the fact of or the nature of the termination of employment. Disclosure of amounts earned during 2008 as base salary, bonuses, and awards under the 2008 Incentive and Performance Plan may be found in the Summary Compensation table of this Item 11. Executive Compensation. Pension benefits and deferred compensation arrangements are described under the headings, Pension Benefits and Nonqualified Deferred Compensation, respectively, of this Item 11. Executive Compensation.

The amounts shown for Mr. Stephens reflect amounts actually paid to him during December of 2008 pursuant to the terms of his Retirement Agreement and healthcare benefits to be made available to him during the 12 months following his retirement.

The availability of severance payments and continued healthcare and insurance benefits beyond termination of employment are contractually conditioned for each of our Named Executive Officers on their provision to the company of a release of claims arising from their employment and the termination thereof and their performance of contractual confidentiality, nonsolicitation, and nondisparagement obligations contained in their employment or severance agreements with the company as well as payment of applicable contributions for healthcare and insurance benefits. The payments described in the tables and textual materials that follow are provided for, with respect to Mr. Stephens, by his Retirement Agreement; with respect to Mr. McDougall by his Employment Agreement and the Management Equity Plan; with respect to Messrs. Carlile, Bell, Lovlien, and Gadda by a severance agreement between each of them and the company; and for all such Named Executive Officers, the terms of the Management Equity Plan. For a description of these contractual arrangements, see Compensation Discussion and Analysis, under the headings, Long-Term Incentive Compensation (Management Equity Plan) and Agreements With, and Potential Payments to, Named Executive Officers of this Item 11.

Duane C. McDougall

Benefit	Voluntary Termination With Good Reason	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Involuntary Termination Due to Employment Agreement Not Being Renewed	Death	Disability

Base salary (2 x base salary of $800,000)	$1,600,000	$1,600,000	$—	$—	$—	$—

Incentive and Performance Plan (2 x target 100% award)	1,600,000	1,600,000	—	—	—	—

Insurance — life and AD&D (for 18 months)	2,995	2,995	—	—	—	—

Financial counseling (for 18 months)	7,500	7,500	—	—	—	—

Unused vacation time — 0 hours	—	—	—	—	—	—

Repurchase of management equity units	—	—	—	—	—	—

TOTAL	$3,210,495	$3,210,495	$—	$—	$—	$—

W. Thomas Stephens

Under the terms of Mr. Stephens’ Retirement Agreement, he was paid his base salary, which was earned at a rate of $800,000 per year, payable twice monthly, through his November 30, 2008, retirement date. He was paid the sum of $850,000 as an award under our 2008 Incentive and Performance Plan. In addition, Mr. Stephens and his dependents are eligible for a 12-month period ending November 30, 2009, to participate in the company’s health and welfare benefit plan on the same terms as any other salaried employee (including payment of a portion of the cost thereof). The estimated cost to the company for this benefit during such 12-month period is $9,470. In addition, the company agreed to pay Mr. Stephens’ cost of moving his personal effects from Boise, Idaho to his home in Denver, Colorado. The cost of this retirement benefit was $8,952.43.

Thomas E. Carlile

Benefit	Voluntary Termination With Good Reason	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Death	Disability

Base salary (2 x base salary of $460,000)	$920,000	$920,000	$—	$—	$—

Incentive and Performance Plan (2 x target 65% award)	598,000	598,000	—	—	—

Insurance premiums — term life (for 24 months)	24,726	24,726	—	—	—

Insurance — healthcare, disability, and accident (for 18 months)	11,167	11,167	—	—	—

Financial counseling (for 18 months)	7,500	7,500	—	—	—

Unused paid time off — 112 hours	24,769	24,769	24,769	24,769	24,769

Repurchase of management equity units	—	—	—	1,028,282	1,028,282

TOTAL	$1,586,162	$1,586,162	$24,769	$1,053,051	$1,053,051

Stanley R. Bell

Benefit	Voluntary Termination With Good Reason	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Death	Disability

Base salary (2 x base salary of $420,000)	$840,000	$840,000	$—	$—	$—

Incentive and Performance Plan (2 x target 55% award)	462,000	462,000	—	—	—

Insurance premiums — term life (for 24 months)	40,647	40,647	—	—	—

Insurance — healthcare, disability, and accident (for 18 months)	11,167	11,167	—	—	—

Financial counseling (for 18 months)	7,500	7,500	—	—	—

Unused paid time off — 264 hours	53,308	53,308	53,308	53,308	53,308

Repurchase of management equity units	—	—	—	862,800	862,800

TOTAL	$1,414,622	$1,414,622	$53,308	$916,108	$916,108

Thomas A. Lovlien

Benefit	Voluntary Termination With Good Reason	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Death	Disability

Base salary (2 x base salary of $420,000)	$840,000	$840,000	$—	$—	$—

Incentive and Performance Plan (2 x target 55% award)	462,000	462,000	—	—	—

Insurance premiums — term life (for 24 months)	35,480	35,480	—	—	—

Insurance — healthcare, disability, and accident (for 18 months)	9,997	9,997	—	—	—

Financial counseling (for 18 months)	7,500	7,500	—	—	—

Unused paid time off — 228 hours	46,038	46,038	46,038	46,038	46,038

Repurchase of management equity units	—	—	—	430,843	430,843

TOTAL	$1,401,015	$1,401,015	$46,038	$476,881	$476,881

David G. Gadda

Benefit	Voluntary Termination With Good Reason	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Death	Disability

Base salary (1 x base salary of $300,000)	$300,000	$300,000	$—	$—	$—

Incentive and Performance Plan (1 x target 45% award)	135,000	135,000	—	—	—

Insurance — healthcare, disability, and accident (for 12 months)	9,797	9,797	—	—	—

Financial counseling (for 12 months)	5,000	5,000	—	—	—

Unused paid time off — 64 hours	9,231	9,231	9,231	9,231	9,231

Repurchase of management equity units	—	—	—	123,568	123,568

TOTAL	$459,028	$459,028	$9,231	$132,799	$132,799

Compensation of Directors

The company has, since shortly after its inception, included one or more directors on its board who are not employees of the company, its major investor, Madison Dearborn Partners, LLC, or its significant minority investor, OfficeMax Incorporated, in an effort to ensure that the deliberations of its board reflect a broader range of perspective and experience than are available solely from the chief executive officer of the company and OfficeMax and MDP employees. The compensation levels are believed by the compensation committee to be comparable to those paid by other companies of similar size for independent directors.

Directors who are neither employees of the company nor representatives of the company’s two investors, MDP and OfficeMax, receive compensation for their board service. In 2008, that compensation included:

Annual Retainer:	$50,000

Attendance Fees:	$1,500 for each board and committee meeting (attended in person, conducted by telephone, or written consent in lieu of meeting)

Expenses related to attendance

At this time, Mr. Madigan is the only director receiving compensation for his services as a director.

Directors Deferred Compensation Plan

We maintain a Directors Deferred Compensation Plan, which allows each director who receives compensation for board service to defer all or a portion of such compensation in a calendar year. Amounts deferred are credited with imputed interest at a rate equal to 130% of Moody’s Composite Average of Yields on Corporate Bonds. Participants elect the form and timing of distributions of their deferred compensation balances. Participants may receive payment in cash in a lump sum or in annual installments following their service on the board. Mr. Madigan deferred 100% of his 2008 fees under this plan. Mr. Madigan is the only director eligible to participate in the plan in 2009, and he has elected not to defer any of his 2009 fees.

The following table reflects the fees our paid directors earned for their service on our board during 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)

Hank Brown(1)	$15,500	$—	$—	$—	$15,500

William S. Kirsch(1)	15,500	1,324	—	—	16,824

John W. Madigan	72,500	—	5,479	—	77,979

Duane C. McDougall(4)	68,288	25,299	—	—	93,587

(1)

Effective March 12, 2008, Messrs. Brown and Kirsch resigned from the company’s board of directors. Their decision to resign was not due to any disagreement with the company on any matter relating to the company’s operations, policies, or practices.

(2)

On April 3, 2006, Messrs. Brown, Kirsch, Madigan, and McDougall were each granted, at no cost, 400,000 2006 Series C equity units. The terms of these grants are further described in the Director Equity Agreement dated April 3, 2006, and filed with the Securities and Exchange Commission on April 6, 2006, as Exhibit 99.2 to the company’s report on Form 8-K. These 2006 Series C equity units were valued for financial statement reporting purposes, in accordance with SFAS No. 123(R), Share-Based Payment. As calculated under SFAS No. 123(R), the fair values of these units as of their grant date were: Hank Brown — $44,000; William S. Kirsch — $38,000; John W. Madigan — $44,000; and Duane C. McDougall — $38,000. The amounts recorded for Messrs. Brown and Madigan was higher than that recorded for Messrs. Kirsch and McDougall because Messrs. Brown and Madigan’s ages resulted in accelerated vesting provisions being applied to their units which were not applicable to Messrs. Kirsch and McDougall’s units. Messrs. Brown and Madigan were fully vested as of year end 2007.

Effective upon their resignation from the company’s board of directors on March 12, 2008, Mr. Brown’s 400,000 2006 Series C equity units were fully vested due to his age, and Mr. Kirsch forfeited 272,131.15 of his 2006 Series C equity units, leaving a remaining vested balance of 127,868.85 units.

The amounts reported above for 2008 for Messrs. Brown and Madigan reflect the fact that they were fully vested for the entire year. The amount reported for Mr. Kirsch reflects the SFAS 123(R) cost of his vesting prior to his resignation and the impact of the forfeiture of a portion of his units resulting from his resignation. The cost reported for Mr. McDougall is prorated for the fact that for the first 11 months of the year he served only as a director. The balance of the SFAS 123(R) cost for his units for the year is reported in the Summary Compensation Table.

Effective as of May 23, 2008, Messrs. Madigan and McDougall’s 2006 Director Equity Agreements were modified as described in the Compensation Discussion and Analysis — Long-Term Incentive Compensation — 2008 Amendments to the Management Equity Plan. As a result of this modification, the valuation of Mr. McDougall’s units, determined in accordance with SFAS No. 123(R), Share-Based Payment, increased by $75,480. Because the portion of the amendment which impacted SFAS No. 123(R) valuation was limited to a change in vesting requirements and Mr. Madigan’s units were already fully vested, the amendment had no impact on the SFAS No. 123(R) value of his units.

(3)	We do not provide our directors with pension benefits. The amount reported in this column reflects the above-market portion of the interest Mr. Madigan earned on his 2008 deferred compensation.

(4)

On December 1, 2008, Mr. McDougall became our chairman and chief executive officer and an employee of the company. Accordingly, although he continues to be a member of our board of directors, he did not earn director fees after that date.

ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 28, 2009, regarding the beneficial ownership of our equity units held by:

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

Beneficial ownership of the equity units listed in the table for Madison Dearborn Partners and members of our management represents such person’s proportional interest in our total outstanding equity units of the series shown. Except as noted in the preceding sentence, beneficial ownership of the equity units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each equity holder identified in the table possesses sole voting and investment power over all equity units shown as beneficially owned by such equity holder. Percentage of beneficial ownership is based on our total equity units outstanding of each series as follows:

•                  Series B equity units — 535,329,693 as of 2/28/09

•                  2004 Series C equity units — 20,464,301 as of 2/28/09

•                  2006 Series C equity units — 1,727,869 as of 2/28/09

•                  2009 Series C equity units — 8,972,980 as of 2/28/09

Unless indicated otherwise in the footnotes, the address of each individual listed in the table is c/o Boise Cascade Holdings, L.L.C., 1111 West Jefferson Street, Suite 300, Boise, Idaho 83702-5389.

None of the equity units listed in the table are pledged as security pursuant to any pledge arrangement or agreement. Additionally, there are no arrangements with respect to the equity units, the operation of which may result in a change in control of the company.

	Series B Equity Units		2004 Series C Equity Units		2006 Series C Equity Units		2009 Series C Equity Units
Name of Beneficial Owner	Number	Percent of Total	Number	Percent of Total	Number	Percent of Total	Number	Percent of Total

Principal Equity Holders:

Forest Products Holdings, L.L.C.(1)	426,329,693	79.6%	20,464,301	100%	1,727,869	100%	8,972,980	100%

Madison Dearborn Partners(1)	419,556,601	78.4	—	—	—	—	—	—

OfficeMax Incorporated(2)	109,000,000	20.4	—	—	—	—	—	—

Named Executive Officers and Directors:

Duane C. McDougall	—	—	—	—	400,000	23.2	8,972,980	100%

W. Thomas Stephens	2,058,252	*	11,183,000	54.7	—	—	—	—

Thomas E. Carlile	437,379	*	2,396,000	11.7	—	—	—	—

Stanley R. Bell	380,777	*	1,917,000	9.4	—	—	—	—

Thomas A. Lovlien	205,825	*	851,000	4.2	—	—	—	—

David G. Gadda	64,063	*	209,980	1.0	400,000	23.2	—	—

Matthew R. Broad(2)	—	—	—	—	—	—	—	—

John W. Madigan(4)	1,000,000	*	—	—	400,000	23.2	—	—

Christopher J. McGowan(3)	—	—	—	—	—	—	—	—

Samuel M. Mencoff(5)	419,556,601	78.4	—	—	—	—	—	—

Matthew W. Norton(3)	—	—	—	—	—	—	—	—

Thomas S. Souleles(3)	—	—	—	—	—	—	—	—

All Executive Officers and Directors as a Group (15 Persons)	423,875,276	79.2	17,125,620	83.7	1,200,000	69.5	8,972,980	100.0

* Less than 1%.

(1)

Forest Products Holdings, L.L.C. (FPH) is controlled by Madison Dearborn Capital Partners IV, L.P. (MDCP IV). Madison Dearborn Partners IV, L.P. (“MDP IV”) is the general partner of MDCP IV. John A. Canning, Jr., Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP IV (which is the general partner of MDCP IV) that have the power, acting by majority vote, to vote or dispose of the shares held by MDCP IV. The address for each of MDCP IV and MDP IV are c/o Madison Dearborn Partners, LLC, 70 W. Madison Street, Suite 4600, Chicago, Illinois 60602. The current board of directors of FPH is comprised of Messrs. McDougall, McGowan, Mencoff, Norton, and Souleles. The address for FPH is c/o Boise Cascade Holdings, L.L.C., 1111 West Jefferson Street, Suite 300, P.O. Box 50, Boise, Idaho 83728.

(2)	The address for OfficeMax Incorporated and Mr. Broad is 263 Shuman Boulevard, Naperville, Illinois 60563.

(3)

Messrs. Souleles, McGowan, and Norton are employed by Madison Dearborn Partners, LLC (MDP), and each has a pecuniary interest in the units held by FPH. Messrs. Souleles, McGowan, and Norton expressly disclaim beneficial ownership except to the extent of their pecuniary interest therein. The address of Messrs. Souleles, McGowan, and Norton is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, 70 West Madison Street, Chicago, Illinois 60602.

(4)

Mr. Madigan is an investor in FPH, and the Series B equity units listed in the table represent Mr. Madigan’s proportionate ownership interest in the units held by FPH. Mr. Madigan does not exercise voting or investment power over any of the units held by FPH. Mr. Madigan’s address is 435 North Michigan Avenue, Suite 702, Chicago, Illinois 60611.

(5)

Mr. Mencoff is a co-CEO of MDP. As a member of the limited partner committee of MDP IV, Mr. Mencoff may be deemed to share beneficial ownership of the units owned by FPH. Mr. Mencoff expressly disclaims beneficial ownership of the units owned by FPH except to the extent of his pecuniary interest therein. The address of Mr. Mencoff is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, 70 West Madison Street, Chicago, Illinois 60602.

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

Securities and Exchange Commission (SEC) Disclosure

The SEC has specific disclosure requirements regarding transactions and relationships between us and our directors, executive officers, or other specified parties. We have several relationships that require disclosure under these SEC rules. These disclosures involve our relationships and transactions with our affiliates, such as OfficeMax Incorporated, and we describe those relationships in further detail below.

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

Under the Asset Purchase Agreement, OfficeMax indemnifies us for specified pre-Forest Products Acquisition liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities. The agreement also contains customary representations, warranties, and covenants, including an obligation by OfficeMax to indemnify us for any breaches of its representations, warranties, and covenants. OfficeMax’s indemnification obligations with respect to such breaches generally survived until April 29, 2006. Indemnification obligations with respect to breaches relating to employee and environmental law matters survive until October 29, 2009. OfficeMax’s indemnification obligations for breaches of representations, warranties, and covenants are, with certain exceptions, subject to a deductible of $20.7 million and an aggregate cap of $248.9 million. To date, neither the deductible nor the aggregate cap has been depleted materially.

For five years after the closing of the Forest Products Acquisition, OfficeMax may not compete with us anywhere in the United States in the businesses purchased in the Forest Products Acquisition, nor may OfficeMax induce or attempt to induce any customer to terminate or reduce its relationship with us.

Paper Supply Agreement With OfficeMax

Under this agreement, OfficeMax will purchase from us all of its North American requirements for cut-size office paper, to the extent we choose to supply such paper to them, through December 2012 at prices approximating market prices. The agreement renews automatically for additional one-year terms unless either party gives notice of termination. If the agreement terminates, OfficeMax will be required to ratably phase out its purchases of our paper over a four-year period beginning on January 1 following the last year of the agreement. The earliest the four-year phaseout period could begin is January 1, 2013. Ownership of our side of this agreement was held by our subsidiary, Boise White Paper, L.L.C., which was transferred on February 22, 2008, to a subsidiary of Boise Inc. in connection with our sale of paper and containerboard assets to that firm. Accordingly, we held no direct interest in this agreement after February 22, 2008.

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

After each anniversary of the closing, we review paper prices with the provisions of the Additional Consideration Agreement to determine whether any amounts are owed or receivable under the agreement. For the first and second anniversary periods, which ended October 29, 2005 and 2006, neither Boise nor OfficeMax owed additional consideration for the purchase price. Based on paper prices during the third anniversary period ended October 29, 2007, we paid OfficeMax $32.5 million under the Additional Consideration Agreement, which increased goodwill in our Paper segment. Pursuant to the Additional Consideration Agreement, the payment was treated as an adjustment to the purchase price and, therefore, was not be reported in our Consolidated Statement of Income but will be included in earnings before interest, taxes, depreciation and amortization (EBITDA) for purposes of certain covenants under our debt agreements.

This agreement terminated on February 22, 2008 because of our transfer of our paper and containerboard assets to Boise Inc., and no further payments are required by either party.

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

Registration Rights Agreement With FPH and OfficeMax

In connection with the Forest Products Acquisition, we entered into a Registration Rights Agreement with FPH and OfficeMax with respect to the equity interests they own in us. Under the Registration Rights Agreement, (i) FPH has the right to demand that we effect an unlimited number of registrations of its equity interests, whether pursuant to a long-form registration statement or a short-form registration, and pay all expenses, other than underwriting discounts and commissions, related to such registrations and (ii) after the earlier of the fifth anniversary of the completion of the Forest Products Acquisition or completion of an initial public offering by us, OfficeMax has the right to demand that we effect (a) seven registrations of its equity interests on a long-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to any two of such registrations (with OfficeMax paying all expenses relating to the other five such registrations) and (b) an unlimited number of registrations of its equity interests on a short-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to such registrations. In addition, FPH and OfficeMax have the right to participate in registrations of our equity interests effected by us, whether such registrations relate to an offering by us or by our equity holders. FPH and OfficeMax have agreed not to effect any public sale or private placement of any of our equity interests during the period beginning seven days prior to and ending 180 days after the effective date of the registration statement for any underwritten public offering of our equity interests.

Other

For a description of other relationships the company has with its directors and executive officers, refer to Item 10. Directors, Executive Officers, and Corporate Governance and Item 11. Executive Compensation of this Form 10-K. In particular, see the portion of the Compensation Discussion and Analysis of Item 11, titled Long-Term Incentive Compensation (Management Equity Plan), for a disclosure of amounts paid by FPH to Named Executive Officers to repurchase a portion of the FPH Series B equity units held by each such individual.

On December 31, 2008, we purchased a condominium in Boise, Idaho, which was used by our former chief executive officer, W. Thomas Stephens, as his Boise residence. The purchase was made pursuant to the requirements of Mr. Stephens’ retirement agreement with the company (see Item 11. Executive Compensation — Compensation Discussion and Analysis — Agreements With, and Potential Payments to, Named Executive Officers). The purchase price of $935,000 was the fair market value of the property, as determined by an appraiser selected by the company. The seller was Alice W. Stephens, Mr. Stephens’ spouse, who was the sole owner of the property.

ITEM 14.                  PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (KPMG) provides our audit committee with an engagement letter outlining the scope of proposed audit services for the year. The audit committee reviews the engagement letter and, if agreed to by the committee members, accepts it.

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

The following table sets forth the various fees for services provided by KPMG. The audit committee preapproved all of these services.

Fees Paid to the Independent Accountant

	Amounts
Description	2008	2007

Audit fees (a)	$955,000	$2,082,000
Audit-related fees (b)	750	33,000
Tax fees (c)	—	—
All other fees (d)	—	—

(a)                                  Professional audit services include KPMG’s audit of the company’s annual consolidated financial statements for 2008 and 2007; its review of the consolidated financial statements included in the company’s Forms 10-Q; its audit of the company’s subsidiary annual consolidated financial statements; assistance with registration statements, comfort letters, consents, and other services pertaining to Securities and Exchange Commission matters; and consultation on accounting standards.

(b)                                 Audit-related fees include attestation and other services traditionally performed by the registrants’ independent accountants (such as certain agreed-upon procedures reports for environmental assurance letters).

(c)                                  None.

(d)           None.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as a part of this Form 10-K:

(1)         Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm for Boise Cascade Holdings, L.L.C., are presented in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

•        Consolidated Balance Sheets as of December 31, 2008 and 2007.

•        Consolidated Statements of Income (Loss) for the years ended December 31, 2008, 2007, and 2006.

•        Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006.

•        Consolidated Statements of Capital for the years ended December 31, 2008, 2007, and 2006.

•        Notes to Consolidated Financial Statements.

•        Report of Independent Registered Public Accounting Firm.

(2)         Financial Statement Schedules

All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Boise Cascade Holdings, L.L.C.

By	/s/ Duane C. McDougall

Duane C. McDougall
Chief Executive Officer

Dated:  March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Capacity

(i)	Principal Executive Officer:

	/s/ Duane C. McDougall	Chief Executive Officer

Duane C. McDougall

(ii)	Principal Financial Officer:

	/s/ Thomas E. Carlile	Executive Vice President and Chief Financial Officer

Thomas E. Carlile

(iii)	Principal Accounting Officer:

	/s/ Bernadette M. Madarieta	Vice President and Controller

Bernadette M. Madarieta

(iv)	Directors:

	/s/ Duane C. McDougall	/s/ Matthew W. Norton

	Duane C. McDougall	Matthew W. Norton

	/s/ Matthew R. Broad	/s/ Thomas S. Souleles

	Matthew R. Broad	Thomas S. Souleles

/s/ John W. Madigan

John W. Madigan

/s/ Christopher J. McGowan

Christopher J. McGowan

/s/ Samuel M. Mencoff

Samuel M. Mencoff

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed or Furnished With the Annual Report on Form 10-K for the Year Ended December 31, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C., and Boise Land & Timber Corp., as amended by First Amendment to Asset Purchase Agreement dated October 23, 2004, and as further amended by Second Amendment to Asset Purchase Agreement dated October 28, 2004	S-1 Amend. No. 3	333-122770	2.1	5/2/05

2.2	Purchase and Sale Agreement dated December 21, 2004, between Boise Land & Timber Corp., Boise Cascade, Meriwether Investments LLC, Forest Products Holdings, L.L.C., and Forest Capital Partners, LLC	S-1 Amend. No. 3	333-122770	2.2	5/2/05

2.3	Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	2.1	9/13/07

2.4	Amendment No. 1 (dated October 18, 2007) to Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	2.1	10/24/07

2.5	Amendment No. 2 to Purchase and Sale Agreement, dated February 22, 2008, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise White Paper, L.L.C., Boise Cascade	8-K	333-122770	10.5	2/28/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
	Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC

2.6	Certificate of Conversion from a Domestic Corporation to a Limited Liability Company	8-K	333-122770	2.1	12/27/05

3.1	Certificate of Formation of Boise Cascade Holdings, L.L.C., dated December 20, 2005	8-K	333-122770	3.1	12/27/05

3.2	Second Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C., dated as of November 10, 2006	8-K	333-122770	3.1	11/16/06

3.3	Certificate of Formation of Boise Cascade, L.L.C., dated July 26, 2004	S-4	333-125768	3.3	6/13/05

3.4	Operating Agreement of Boise Cascade, L.L.C., effective September 20, 2004	S-4	333-125768	3.4	6/13/05

3.5	Certificate of Incorporation of Boise Cascade Finance Corporation dated September 15, 2004	S-4	333-125768	3.5	6/13/05

3.6	Bylaws of Boise Cascade Finance Corporation	S-4	333-125768	3.6	6/13/05

3.7	Certificate of Incorporation of Boise Land & Timber Corp. dated July 26, 2004	S-4	333-125768	3.9	6/13/05

3.8	Bylaws of Boise Land & Timber Corp.	S-4	333-125768	3.10	6/13/05

3.9	Certificate of Formation of Boise White Paper, L.L.C.	S-4	333-125768	3.11	6/13/05

3.10	Operating Agreement of Boise White Paper, L.L.C., effective September 20, 2004	S-4	333-125768	3.12	6/13/05

3.11	Certificate of Formation of Boise Packaging & Newsprint, L.L.C., dated August 6, 2004	S-4	333-125768	3.13	6/13/05

3.12	Operating Agreement of Boise Packaging & Newsprint, L.L.C., effective September 20, 2004	S-4	333-125768	3.14	6/13/05

3.13	Certificate of Formation of Boise Building Solutions Manufacturing, L.L.C., dated August 6, 2004	S-4	333-125768	3.15	6/13/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.14	Operating Agreement of Boise Building Solutions Manufacturing, L.L.C., effective September 20, 2004	S-4	333-125768	3.16	6/13/05

3.15	Certificate of Formation of Boise Building Solutions Distribution, L.L.C., dated August 26, 2004	S-4	333-125768	3.17	6/13/05

3.16	Operating Agreement of Boise Building Solutions Distribution, L.L.C., effective September 20, 2004	S-4	333-125768	3.18	6/13/05

3.17	Certificate of Amendment to the Certificate of Incorporation of Boise Aviation Holdings, Inc., dated September 8, 2004 (changing name to Boise Building Solutions Manufacturing Holdings Corp.)	S-4	333-125768	3.19	6/13/05

3.18	Bylaws of Boise Building Solutions Manufacturing Holdings Corp.	S-4	333-125768	3.20	6/13/05

3.19	Amended and Restated Certificate of Incorporation of BC Chile Investment Corporation dated October 27, 2004	S-4	333-125768	3.21	6/13/05

3.20	Amended and Restated Bylaws of BC Chile Investment Corporation	S-4	333-125768	3.22	6/13/05

3.21	Amended and Restated Certificate of Incorporation of BC Brazil Investment Corporation dated October 27, 2004	S-4	333-125768	3.23	6/13/05

3.22	Amended and Restated Bylaws of BC Brazil Investment Corporation	S-4	333-125768	3.24	6/13/05

3.23	Certificate of Amendment to the Certificate of Incorporation of Boise Cascade Transportation, Inc., dated September 8, 2004 (changing name to Boise White Paper Holdings Corp.)	S-4	333-125768	3.25	6/13/05

3.24	Bylaws of Boise White Paper Holdings Corp.	S-4	333-125768	3.26	6/13/05

3.25	Amended and Restated Articles of Incorporation to the Certificate of Amendment of Minnesota, Dakota & Western Railway Company dated October 27, 2004	S-4	333-125768	3.27	6/13/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.26	Amended and Restated Bylaws of Minnesota, Dakota & Western Railway Company	S-4	333-125768	3.28	6/13/05

3.27	Amended and Restated Certificate of Incorporation of International Falls Power Company dated October 27, 2004	S-4	333-125768	3.29	6/13/05

3.28	Amended and Restated Bylaws of International Falls Power Company	S-4	333-125768	3.30	6/13/05

3.29	Amended and Restated Certificate of Incorporation of BC China Corporation dated October 27, 2004	S-4	333-125768	3.31	6/13/05

3.30	Amended and Restated Bylaws of BC China Corporation	S-4	333-125768	3.32	6/13/05

3.31	Certificate of Incorporation of Boise Cascade Transportation Holdings Corp. dated September 1, 2004	S-4	333-125768	3.33	6/13/05

3.32	Bylaws of Boise Cascade Transportation Holdings Corp.	S-4	333-125768	3.34	6/13/05

3.33	Amended and Restated Certificate of Incorporation of BCT, Inc., dated October 27, 2004	S-4	333-125768	3.35	6/13/05

3.34	Amended and Restated Bylaws of BCT, Inc.	S-4	333-125768	3.36	6/13/05

3.35	Certificate of Incorporation of Bemis Corporation dated July 25, 2006	10-K	333-122770	3.35	3/1/07

3.36	Bylaws of Bemis Corporation	10-K	333-122770	3.36	3/1/07

3.37	Certificate of Amendment to the Certificate of Incorporation of Birch Creek Funding Corporation dated December 12, 2006 (changing name to Boise White Paper Sales Corp.)	10-K	333-122770	3.37	3/1/07

3.38	Bylaws of Boise White Paper Sales Corp. (formerly Birch Creek Funding Corporation)	10-K	333-122770	3.38	3/1/07

4	Indenture dated October 29, 2004, between Boise Cascade, L.L.C., Boise Cascade Finance Corporation, Boise Cascade Holdings, L.L.C., as Guarantor, the other Guarantors named therein,	S-1	333-122770	4.3	2/11/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
	and U.S. Bank National Association, as Trustee

9	None

10.1	Additional Consideration Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated) and Boise Cascade	S-1	333-122770	10.1	2/11/05

10.2 (a)	Amended and Restated Paper Purchase Agreement dated April 28, 2004, between Boise White Paper, L.L.C., and Boise Cascade Corporation (now OfficeMax Incorporated), together with the Assignment Assumption and Consent Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	S-1 Amend. No. 1	333-122770	10.2	4/4/05

10.3	Registration Rights Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	S-1	333-122770	10.5	2/11/05

10.4	Rescission Agreement dated December 20, 2005, between Boise Cascade, Boise Land & Timber Holdings Corp., OfficeMax Incorporated, Kooskia Investment Corporation, and Forest Products Holdings, L.L.C.	8-K	333-122770	99.1	12/27/05

10.5	Amendment and Restatement Agreement dated as of May 3, 2007, between Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent; Including form of Third Amended and Restated Credit Agreement dated as of May 3, 2007, between Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	333-122770	10.2	5/9/07

10.6	Loan and Security Agreement, dated as of February 22, 2008, by	8-K	333-122770	10.6	2/28/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

and among Boise Cascade, L.L.C., Boise Building Solutions Distribution, L.L.C. and Boise Building Solutions Manufacturing, L.L.C., as borrowers, Boise Building Solutions Manufacturing Holdings Corp., BC Chile Investment Corporation and BC Brazil Investment Corporation, as guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as Agent

10.7	First Amendment to Loan and Security Agreement dated April 17, 2008	8-K	333-122770	99.1	4/21/08

10.8	Guarantee and Collateral Agreement dated October 29, 2004, between Boise Cascade Holdings, L.L.C., Boise Land & Timber Holdings Corp., Boise Cascade, L.L.C., Boise Land & Timber Corp., certain of the subsidiaries of Boise Cascade, L.L.C., and Boise Land & Timber Corp. as identified therein, and JPMorgan Chase Bank, as Collateral Agent	S-1	333-122770	10.7	2/11/05

10.9	Subordinated Guaranty, dated as of February 22, 2008, by the subsidiary guarantors of Boise Inc., party thereto	8-K	333-122770	10.9	2/28/08

10.10	Promissory Note payable to Boise Cascade, L.L.C. in aggregate principal amount of $41 million issued by Boise Inc., a Delaware corporation f/k/a Aldabra 2 Acquisition Corp., and each Subsidiary Obligor party thereto and related Subordinated Guaranty, each dated as of February 22, 2008	8-K	333-122770	10.1	2/28/08

10.11	Letter Agreement with Boise Inc. and Boise Paper Holdings, L.L.C. dated May 22, 2008	8-K	333-122770	10.1	5/28/08

10.12	Securities Purchase Agreement dated June 10, 2008, between Boise Cascade Holdings, L.L.C. and each party listed as Purchaser on signature page	8-K	333-122770	99.1	6/12/08

10.13	Intercompany Promissory Note dated February 4, 2005, in the	S-1	333-122770	10.9	2/11/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
	original principal amount of $264,798,660.05 made by Boise Cascade in favor of Boise Land & Timber Corp.

10.14	Installment Notes dated October 29, 2004, in original principal amounts totaling $1,635,000,000 made by Boise Land & Timber, L.L.C., and Boise Land & Timber II, L.L.C., each a wholly-owned subsidiary of Boise Land & Timber Corp., in favor of each of Boise Cascade Corporation (now OfficeMax Incorporated) and Boise Southern Company	S-1	333-122770	10.10	2/11/05

10.15	Securityholders Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	8-K	333-122770	10.2	8/2/05

10.16	Restructuring Agreement and Amendment No. 1 to Securityholders Agreement dated as of November 10, 2006, between Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., Boise Land & Timber Holdings Corp., Boise Land & Timber Corp., OfficeMax Incorporated, Kooskia Investment Corporation, and Forest Products Holdings, L.L.C.	8-K	333-122770	99.1	11/16/06

10.17	Stock Purchase Agreement dated July 1, 2008, between BC Brazil Investment Corporation and Aracruz Cellulose, S.A.	8-K	333-122770	10.1	7/2/08

10.18	Transfer and Administration Agreement (for securitization of receivables) dated October 26, 2005, between Boise Cascade, several of its subsidiaries including Birch Creek Investments, L.L.C., Bank of America, National Association, Calyon New York Branch, and certain other investors named in such Agreement	8-K	333-122770	10.1	11/1/05

10.19	Form of Contingent Value Rights Agreement among Terrapin Partners Venture Partnership, Boise Cascade, L.L.C., Aldabra 2 Acquisition Corp., and Certain Institutional Shareholders	8-K	333-122770	99.1	2/7/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.20	Investor Rights Agreement, dated as of February 22, 2008, by and between Aldabra 2 Acquisition Corp., Boise Cascade, L.L.C., Boise Cascade Holdings, L.L.C., and other shareholder parties thereto	8-K	333-122770	10.2	2/28/08

10.21	Intellectual Property License Agreement, dated as of February 22, 2008, by and between Boise Cascade, L.L.C. and Boise Paper Holdings, L.L.C.	8-K	333-122770	10.3	2/28/08

10.22	Outsourcing Agreement, dated as of February 22, 2008, by and between Boise Cascade, L.L.C. and Boise Paper Holdings, L.L.C.	8-K	333-122770	10.4	2/28/08

10.23 +	Employment Agreement dated November 20, 2008, between Duane C. McDougall and Boise Cascade, L.L.C.	8-K	333-122770	10.2	11/25/08

10.24 +	Amendment to Employment Agreement dated February 20, 2009, between Boise Cascade, L.L.C., and Duane McDougall	8-K	333-122770	10.3	2/26/09

10.25 +	Employment Agreement dated October 29, 2004, between Boise Cascade and W. Thomas Stephens	S-1	333-122770	10.11	2/11/05

10.26 +	Amendment to Employment Agreement dated February 6, 2008, between Boise Cascade and W. Thomas Stephens	10-K	333-122770	10.14	2/20/08

10.27 +	Amendment to Employment Agreement dated February 22, 2008, between Boise Cascade, L.L.C. and W. Thomas Stephens	8-K	333-122770	10.7	2/28/08

10.28 +	Amendment to Employment Agreement dated March 12, 2008, between Boise Cascade, L.L.C. and W. Thomas Stephens	8-K	333-122770	99.1	3/18/08

10.29 +	Retirement Agreement dated November 20, 2008, among W. Thomas Stephens, Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., and Forest Products Holdings, L.L.C., and certain affiliates of Mr. Stephens’ named therein	8-K	333-122770	10.1	11/25/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.30 +	Offer of Future Employment dated October 1, 2005, by Boise Cascade to Alexander Toeldte	8-K	333-122770	10.1	10/6/05

10.31 +	Foreign Service Policy (Relocation) Agreement dated October 1, 2005, between Boise Cascade and Alexander Toeldte	8-K	333-122770	10.2	10/6/05

10.32 +	Severance Agreement dated February 6, 2008, between Boise Cascade and Alexander Toeldte	10-K	333-122770	10.17	2/20/08

10.33 +	Form of Officer Severance Agreements (between Boise Cascade, L.L.C. and all elected officers, excluding Chief Executive Officer)	8-K	333-122770	10.8	2/28/08

10.34 +	Executive Officer Severance Pay Policy, as amended through November 1, 2007	8-K	333-122770	99.1	11/2/07

10.35 +	Boise Cascade Supplemental Pension Plan, as amended through December 12, 2007	8-K	333-122770	99.2	12/18/07

10.36 +	Boise Cascade Supplemental Early Retirement Plan for Executive Officers, as amended through December 12, 2007	8-K	333-122770	99.3	12/18/07

10.37 +	Boise Cascade Supplemental Life Plan, as amended December 19, 2006	10-K	333-122770	10.20	3/1/07

10.38 +	Boise Cascade Supplemental Healthcare Plan for Executive Officers, effective October 29, 2004	S-1	333-122770	10.19	2/11/05

10.39 +	Boise Cascade Financial Counseling Program, as amended through December 12, 2007	8-K	333-122770	99.4	12/18/07

10.40 +	Boise Incentive and Performance Plan, effective October 29, 2004	S-1	333-122770	10.16	2/11/05

10.41 +	2008 Annual Incentive Award Notifications with respect to Boise Cascade, L.L.C. Incentive and Performance Plan	10-Q	333-122770	10	5/8/08

10.42 +	Boise Cascade 2004 Deferred Compensation Plan, as amended through December 12, 2007	8-K	333-122770	99.1	12/18/07

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.43 +	Boise Cascade Directors Deferred Compensation Plan, as amended through December 12, 2007	10-K	333-122770	10.27	2/20/08

10.44 +	Management Equity Agreement dated November 29, 2004, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	S-1 Amend. No. 3	333-122770	10.25	5/2/05

10.45 +	Management Equity Agreement dated April 3, 2006, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K	333-122770	99.1	4/6/06

10.46 +	Amendment to Management Equity Agreement entered into February 20, 2009	8-K	333-122770	10.2	2/26/09

10.47 +	Form of Repurchase Agreement and Amendment No. 1 to Management Equity Agreement dated May 23, 2008, among Forest Products Holdings, L.L.C. and each of the persons named on the signature pages thereto	8-K	333-122770	10.2	5/28/08

10.48 +	Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	8-K	333-122770	10.3	11/25/08

10.49 +	Director Equity Agreement dated April 3, 2006, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K	333-122770	99.2	4/6/06

10.50 +	Amendment to Director Equity Agreement entered into February 20, 2009	8-K	333-122770	10.3	2/26/09

10.51 +	Directors Compensation Summary Sheet	8-K	333-122770	10.1	8/2/05

11	Inapplicable

12	Ratio of Earnings to Fixed Charges					X

13	None

14 (b)	Boise Cascade Code of Ethics

16	None

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
18	None

21	Boise Cascade Subsidiaries					X

22	Inapplicable

23	Inapplicable

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32	Inapplicable

33	Inapplicable

34	Inapplicable

35	Inapplicable

99	Consolidated Financial Statements of Boise Inc., pursuant to Rule 3-09 of Regulation S-X (filed herewith)					X

100	Inapplicable

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