Form 10-Q
period 2009-03-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2009-05-07
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

ii

PART 1—FINANCIAL INFORMATION

ITEM 1.                                           FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Loss

(unaudited)

	Three Months Ended March 31
	2009	2008
	(thousands)
Sales
Trade	$407,724	$880,800
Related parties	5,703	95,782
	413,427	976,582

Costs and expenses
Materials, labor, and other operating expenses	381,071	880,658
Materials, labor, and other operating expenses from related parties	12,290	6,180
Depreciation, amortization, and depletion	11,119	10,035
Selling and distribution expenses	45,241	63,365
General and administrative expenses	6,925	14,653
General and administrative expenses from related party	2,433	977
Gain on sale of Paper and Packaging & Newsprint Assets	—	(8,063)
Other (income) expense, net	2,681	(942)
	461,760	966,863

Income (loss) from operations	(48,333)	9,719

Equity in net income (loss) of affiliate	3,005	(8,552)
Impairment of investment in equity affiliate	(43,039)	—
Foreign exchange loss	(332)	(613)
Change in fair value of contingent value rights	194	(4,773)
Change in fair value of interest rate swaps	—	(6,284)
Gain on repurchase of long-term debt	6,026	—
Interest expense	(5,616)	(15,381)
Interest income	397	2,601
	(39,365)	(33,002)

Loss before income taxes	(87,698)	(23,283)
Income tax provision	(483)	(1,155)
Net loss	$(88,181)	$(24,438)

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2009	2008
	(thousands)
ASSETS

Current
Cash and cash equivalents	$189,544	$275,803
Receivables
Trade, less allowances of $2,124 and $1,843	106,750	78,393
Related parties	1,497	3,112
Other	4,370	5,907
Inventories	265,249	279,023
Prepaid expenses and other	3,613	1,296
	571,023	643,534

Property
Property and equipment, net	282,985	291,999
Timber deposits	8,510	8,632
	291,495	300,631

Investment in equity affiliate	22,622	20,985
Deferred financing costs	7,318	7,862
Goodwill	12,170	12,170
Intangible assets, net	9,143	9,248
Other assets	6,259	6,009
Total assets	$920,030	$1,000,439

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

(unaudited)

	March 31,	December 31,
	2009	2008
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$83,100	$69,478
Related parties	2,931	2,195
Accrued liabilities
Compensation and benefits	32,487	38,228
Interest payable	7,756	3,930
Other	15,028	30,893
	141,302	144,724

Debt
Long-term debt	303,146	315,000

Other
Compensation and benefits	120,754	172,275
Other long-term liabilities	11,304	12,125
	132,058	184,400

Redeemable equity units
Series B equity units – 2,914,840 units and 2,920,574 units outstanding	2,915	2,920
Series C equity units – 19,945,724 units and 11,016,668 units outstanding	3,514	3,037
	6,429	5,957

Commitments and contingent liabilities

Capital
Series A equity units – no par value; 66,000,000 units authorized and outstanding	83,588	81,967
Series B equity units – no par value; 550,000,000 units authorized and 532,414,853 units outstanding	253,507	268,391
Series C equity units – no par value; 44,000,000 units authorized and 11,183,000 units outstanding	—	—
Total capital	337,095	350,358

Total liabilities and capital	$920,030	$1,000,439

See accompanying notes to unaudited quarterly consolidated financial statements.

 Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31
	2009	2008
	(thousands)
Cash provided by (used for) operations
Net loss	$(88,181)	$(24,438)
Items in net loss not using (providing) cash
Equity in net (income) loss of affiliate	(3,005)	8,552
Impairment of investment in equity affiliate	43,039	—
Depreciation, depletion, and amortization of deferred financing costs and other	11,462	10,378
Related-party interest income	—	(986)
Pension and other postretirement benefit expense	4,939	5,007
Change in fair value of contingent value rights	(194)	4,773
Change in fair value of interest rate swaps	—	6,284
Management equity units expense, net of expense related to the Sale	778	347
Gain on repurchase of long-term debt	(6,026)	—
Gain on sale of assets, net	(82)	(10,972)
Facility closure and curtailment costs	2,754	—
Other	332	633
Decrease (increase) in working capital, net of dispositions
Receivables	(25,800)	(75,192)
Inventories	13,174	12,765
Prepaid expenses and other	(1,357)	(1,646)
Accounts payable and accrued liabilities	7,826	21,143
Pension and other postretirement benefit payments	(25,045)	(20,716)
Current and deferred income taxes	476	1,403
Other	(1,826)	(155)
Cash used for operations	(66,736)	(62,820)

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	137	1,227,327
Expenditures for property and equipment	(4,229)	(18,219)
Increase in restricted cash	—	(183,290)
Other	101	(1,019)
Cash provided by (used for) investment	(3,991)	1,024,799

Cash provided by (used for) financing
Issuances of long-term debt	—	229,224
Payments of long-term debt	(5,627)	(925,563)
Short-term borrowings	—	(10,500)
Tax distributions to members	(9,897)	(127,342)
Repurchase of management equity units	(8)	(18,289)
Cash paid for termination of interest rate swaps	—	(11,918)
Other	—	(4,114)
Cash used for financing	(15,532)	(868,502)

Increase (decrease) in cash and cash equivalents	(86,259)	93,477

Balance at beginning of the period	275,803	57,623

Balance at end of the period	$189,544	$151,100

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2007	66,000	$78,463	530,357	$876,693	—	$10,268	$965,424

Net loss (a)	—	—	—	(287,978)	—	—	(287,978)
Other comprehensive income (loss), net of tax (a) (b)
Cash flow hedges	—	—	—	(133)	—	—	(133)
Unfunded accumulated benefit obligation	—	—	—	(151,773)	—	—	(151,773)
Equity in other comprehensive loss of equity affiliate	—	—	—	(41,984)	—	—	(41,984)
Paid-in-kind dividend	—	6,246	—	(6,246)	—	—	—
Tax distributions to members	—	(2,742)	—	(128,945)	—	—	(131,687)
Allocation of profit interest to Series C equity units	—	—	—	10,268	—	(10,268)	—
Fair market value adjustment of redeemable equity units	—	—	—	(11,338)	—	—	(11,338)
Allocation of redeemable equity units to Capital	—	—	2,058	6,923	11,183	—	6,923
Other	—	—	—	2,904	—	—	2,904
Balance at December 31, 2008 (c)	66,000	81,967	532,415	268,391	11,183	—	350,358

Net loss (a)	—	—	—	(88,181)	—	—	(88,181)
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	32,330	—	—	32,330
Equity in other comprehensive income of equity affiliate	—	—	—	1,160	—	—	1,160
Impairment of investment in equity affiliate	—	—	—	40,824	—	—	40,824
Paid-in-kind dividend	—	1,621	—	(1,621)	—	—	—
Tax distributions to members	—	—	—	308	—	—	308
Other	—	—	—	296	—	—	296
Balance at March 31, 2009 (c)	66,000	$83,588	532,415	$253,507	11,183	$—	$337,095

(a)                                  Total comprehensive loss for the three months ended March 31, 2009 and 2008, was $13.9 million and $60.6 million, respectively.

(b)                                 Total other comprehensive income (loss) for the three months ended March 31, 2009 and 2008, was $74.3 million and $(36.1) million, respectively.

(c)                                  Accumulated other comprehensive loss at March 31, 2009, and December 31, 2008, was $48.5 million and $122.8 million, respectively.

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

Nature of Operations

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

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we became a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. Our ownership interest, and consequently our proportionate share of Boise Inc. net income or loss, changes when we or Boise Inc. engage in transactions of Boise Inc. common stock with third parties. At March 31, 2009, we had a 47.6% ownership interest in Boise Inc. The equity interest we own in Boise Inc. represents a significant continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Paper and Packaging & Newsprint segment results are included in our first quarter 2008 Consolidated Statement of Loss through February 21, 2008, and we did not define the sold assets as discontinued operations.

After the Sale, we operate our business in the following three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. See Note 17, Segment Information, for additional information about our reportable segments.

Basis of Presentation

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The net loss for the three months ended March 31, 2009 and 2008, involved estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the evaluation of our investment in Boise Inc. for other-than-temporary impairment; the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement and other postemployment benefits; and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets; volatile equity, foreign currency, and energy markets; and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. Quarterly results are not necessarily indicative of results that may be expected for the full year.

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation.

2.                                      Sale of Our Paper and Packaging & Newsprint Assets

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets to Boise Inc. for $1,277.2 million of cash consideration, $285.2 million of net stock consideration, and a $41.0 million paid-in-kind promissory note receivable. In first quarter 2008, we recorded a $15.8 million gain, of which we recognized $8.1 million in our Consolidated Statement of Loss for the three months ended March 31, 2008. In first quarter 2008, we deferred $7.7 million of the gain as a reduction of our investment in Boise Inc. in accordance with Emerging Issues Task Force (EITF) No. 01-02, Interpretations of Accounting Principles Board (APB) Opinion No. 29. In subsequent periods, the gain decreased from $15.8 million to $5.7 million primarily due to transaction-related expenses and adjustments. For more information related to the Sale, see Note 3, Sale of Our Paper and Packaging & Newsprint Assets, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K.

3.                                      Investment in Equity Affiliate

In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. Our ownership interest provides us with the ability to exercise significant influence. Accordingly, we account for our investment in Boise Inc. under the equity method of accounting. We adjust the amount of our investment monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. As a result, our aggregate investment in Boise Inc. is recorded in a combination of the “Investment in equity affiliate” and other comprehensive income accounts within “Series B equity units” on our Consolidated Balance Sheets. Our ownership interest, and consequently our proportionate share of Boise Inc.’s net income or loss, changes when we or Boise Inc. engage in transactions of Boise Inc. common stock with third parties. At March 31, 2009, we had a 47.6% ownership interest in Boise Inc. Changes in ownership interest may also result in our recording an ownership interest dilution gain or loss.

During the three months ended March 31, 2009, we recorded $40.0 million of expense related to our investment in Boise Inc. in our Consolidated Statement of Loss, compared with $8.6 million during the three months ended March 31, 2008. Of the $40.0 million of expense, we recorded $43.0 million of expense in “Impairment of investment in equity affiliate” and $3.0 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss as follows:

(thousands)
Impairment of investment in equity affiliate (a)	$(43,039)

Equity in net loss of Boise Inc. (b)	(952)
Amortization of basis differential (c)	4,982
Loss on shares issued for settlement of CVR liability (d)	(1,025)
Equity in net income of affiliate	3,005

Total	$(40,034)

(a)                                  On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The fair value of our investment in Boise Inc. was calculated based on our 37.1 million of Boise Inc. shares and Boise Inc.’s stock price on March 31, 2009, of $0.61. The carrying value of our investment is calculated as the sum of (1) the amount recorded in “Investment in equity affiliate” on our Consolidated Balance Sheet and (2) the amount of accumulated other comprehensive income related to our investment in Boise Inc. recorded within “Series B equity units” on our Consolidated Balance Sheet.

We made the other than temporary impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, in first quarter 2009, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Loss and reduced by $40.8 million accumulated other comprehensive loss related to our investment in Boise Inc. (which was accumulated monthly from recording our proportionate share of Boise Inc.’s other comprehensive income or loss). In addition, we decreased “Investment in equity affiliate” $2.2 million, to reduce the aggregate carrying value of our investment recorded on our Consolidated Balance Sheet to its fair value on March 31, 2009, of $0.61 per share.

(b)                                 Includes a $0.6 million dilution loss due to the vesting of Boise Inc. restricted stock during the three months ended March 31, 2009.

(c)                                  At March 31, 2009, the carrying value of our investment in Boise Inc. was approximately $232.1 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to the write-down of our investment in Boise Inc. In accordance with APB Opinion No. 18, we are amortizing the difference to income on a straight-line basis over 9.6 years, which represents the remaining weighted-average useful life of Boise Inc.’s assets. In first quarter 2009, the amortization of the basis differential resulted in our recognizing $5.0 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss and will result in our recognizing approximately $24.2 million of income per year for the next 9.6 years, which will be increased or decreased by our proportionate share of Boise Inc.’s net income or loss.

(d)                                 During the three months ended March 31, 2009, we settled our obligation related to the contingent value rights (CVRs) we issued to holders of Boise Inc. common stock. In connection with the settlement in first quarter 2009, we transferred ownership of 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the market price on the date we settled our obligation with shares and the carrying amount of the shares recorded on our Balance Sheet. For more information, see Note 13, Financial Instrument Risk.

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

The following table presents summarized income statement information for Boise Inc. for the three months ended March 31, 2009, and the period of February 22 through March 31, 2008. Summarized income statement information is not presented for the period of January 1 through February 21, 2008, as it is included in our Consolidated Statement of Loss for the three months ended March 31, 2008.

	Three Months Ended March 31, 2009	February 22 Through March 31, 2008
	(thousands)

Sales	$500,285	$227,988
Costs and expenses	478,856	237,269
Income (loss) from operations	21,429	(9,281)
Net loss	(916)	(16,371)

4.                                      Transactions With Related Parties

Sales

During the three months ended March 31, 2009 and 2008, we sold $3.2 million and $4.2 million of fiber to Boise Inc. and $2.5 million and $1.5 million to Louisiana Timber Procurement Company L.L.C., an unconsolidated entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc., at prices designed to approximate market. Most of these sales relate to chip sales from our Wood Products segment. These sales are included in “Sales, Related parties” in the Consolidated Statements of Loss.

Prior to the Sale, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the three months ended March 31, 2008, sales to OfficeMax were $90.1 million. These sales are included in “Sales, Related parties” in the Consolidated Statement of Loss.

Costs and Expenses

During the three months ended March 31, 2009 and 2008, we purchased $11.2 million and $5.5 million of fiber from Louisiana Timber Procurement Company L.L.C. and $0.6 million and $0.5 million of transportation services from Boise Inc. We purchased the fiber and transportation services at prices that approximated market prices. These costs are recorded in “Materials, labor, and other operating expenses from related parties” in our Consolidated Statements of Loss.

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee. The absorption fee of $5.0 million is allocated among the services provided under the contract and declines to zero in total and on an allocable basis over the initial three-year term of the agreement. During the three months ended March 31, 2009 and 2008, we recognized $3.6 million and $1.5 million, respectively, of costs related to this agreement, of which we recorded $0.5 million and $0.2 million in “Materials, labor, and other operating expenses from related parties,” $0.7 million and $0.3 million in “Selling and distribution expenses,” and $2.4 million and $1.0 million in “General and administrative expenses from related party” in our Consolidated Statements of Loss.

Tax Distributions

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of BC Holdings and affiliates to pay income taxes. During the three months ended March 31, 2009 and 2008, we made $9.9 million and $127.3 million of cash tax distributions, which primarily related to the net taxable gain on the Sale. During the three months ended March 31, 2009 and 2008, we paid $7.3 million and $104.3 million to Forest Products Holdings (FPH), our majority owner. FPH in turn paid $4.9 million and $93.9 million to Madison Dearborn Partners, our equity sponsor, $2.4 million and $10.0 million to management investors, and in first quarter 2008, $0.4 million to nonmanagement affiliates. For the three months ended March 31, 2009 and 2008, we paid $2.6 million and $23.0 million to OfficeMax to fund their tax obligations related to their investments in us.

5.                                      Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2009, and December 31, 2008, we had $2.8 million and $3.0 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. The rebates are recorded as a decrease in sales. At March 31, 2009, and December 31, 2008, we had $6.5 million and $11.4 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

6.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Loss are as follows:

	Three Months Ended March 31
	2009	2008
	(thousands)
Facility closures and curtailments (a)	$4,676	$—
Changes in pension plans (see Note 15)	(747)	—
Other, net	(1,248)	(942)
	$2,681	$(942)

(a)                                  In first quarter 2009, we committed to indefinitely curtailing the lumber manufacturing facility in La Grande, Oregon, and we recorded $4.4 million of expense in “Other (income) expense, net.” In addition, we recorded $2.5 million of accelerated depreciation in “Depreciation, amortization, and depletion” and $0.6 million of expenses in “Materials, labor, and other operating expenses” in our Consolidated Statement of Loss. We expect to recognize $2.6 million of additional accelerated depreciation related to adjusting the useful lives of the facility’s assets in second quarter 2009.

7.                                      Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $3.3 million and $5.4 million for the three months ended March 31, 2009 and 2008. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $8.9 million for the remainder of 2009, $11.2 million in 2010, $9.9 million in 2011, $9.1 million in 2012, $7.9 million in 2013, and $6.8 million in 2014, with total payments thereafter of $31.4 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately two years, with fixed payment terms similar to those in the original lease agreements.

8.                                      Income Taxes

Tax Distributions

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes with respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of BC Holdings and affiliates to pay these taxes. Both our senior credit facilities and the indenture governing our notes permit these distributions. See Note 4, Transactions With Related Parties, for more information.

Income Tax (Provision) Benefit

Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the three months ended March 31, 2009 and 2008, income tax expense was $0.5 million and $1.2 million. During the three months ended March 31, 2009 and 2008, our effective tax rate for our separate subsidiaries that are taxed as corporations was 34.0% and 35.4%. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income. At March 31, 2009, and December 31, 2008, we had a $0.2 million deferred tax asset related to our taxable subsidiaries recorded on our Consolidated Balance Sheets.

We paid an insignificant amount of income taxes, net of refunds received, during the three months ended March 31, 2009. During the three months ended March 31, 2008, we received $0.4 million of tax refunds, net of income taxes paid.

BC Holdings, or one of our subsidiaries, files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, Idaho, Louisiana, Oregon, Minnesota, Texas, and Washington. We are subject to tax examinations from October 29, 2004 (our inception) to present. In 2008, the United States Internal Revenue Service completed an audit of BC Holdings’ 2005 and 2006 tax years and issued a final audit report with a proposed adjustment. We have responded with a request to appeal the adjustment. If we do not prevail in appeals, any incremental tax owed from the adjustment would be payable by our equity holders in accordance with their respective ownership percentages. We do not expect any cash distributions to members of BC Holdings and affiliates resulting from the adjustment, if any, to be significant. Additionally, in third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006.

9.                                      Inventories

Inventories include the following:

	March 31, 2009	December 31, 2008
	(thousands)
Finished goods and work in process	$208,443	$211,051
Logs	40,576	50,930
Other raw materials and supplies	16,230	17,042
	$265,249	$279,023

10.                               Property and Equipment, Net

Property and equipment consisted of the following asset classes:

	March 31, 2009	December 31, 2008
	(thousands)
Land and land improvements	$36,089	$36,089
Buildings and improvements	106,579	106,966
Machinery and equipment	260,608	252,952
Construction in progress	12,916	20,954
	416,192	416,961
Less accumulated depreciation	(133,207)	(124,962)
	$282,985	$291,999

11.                               Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. At March 31, 2009, and December 31, 2008, we had $12.2 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $6.6 million was recorded in our Wood Products segment.

We account for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 17, Segment Information. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a discounted cash flow approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We completed our annual assessment in accordance with SFAS No. 142 in fourth quarter 2008 and determined that there was no impairment.

Due to the continued declines in housing starts and the resulting weak demand for building products, we performed the first step of the goodwill impairment test again in first quarter 2009. In conducting our impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting our estimated cost of funds. We determined that the fair value of each of our reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed. However, the analysis requires significant judgments and estimates to be made by management, including estimates of future cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. We believe the assumptions are reasonable and reflect forecasted market conditions as of the valuation date; however, we cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Should the markets for building products deteriorate further, should we make strategic decisions in response to continued difficult economic and competitive conditions, should we decide to invest capital differently, and should other cash flow assumptions change, it is reasonably possible that our determination that goodwill is not impaired could change in the near term. As additional information becomes known, we may change our estimates.

At March 31, 2009, and December 31, 2008, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademark assets have an indefinite life and are not amortized. Customer relationships are amortized over five years.

Intangible assets consisted of the following:

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,857)	243
	$11,000	$(1,857)	$9,143

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,752)	348
	$11,000	$(1,752)	$9,248

Intangible asset amortization expense was $0.1 million for each of the three-month periods ended March 31, 2009 and 2008. The estimated amortization expense is $0.2 million for the remainder of 2009. We estimate no amortization expense after 2009.

12.                               Debt

At March 31, 2009, and December 31, 2008, our long-term debt was as follows:

	March 31,	December 31,
	2009	2008
	(thousands)
Asset-based revolving credit facility, due 2013	$75,000	$75,000
7.125% senior subordinated notes, due 2014	228,146	240,000
Total long-term debt	$303,146	$315,000

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into a five-year, $350 million senior secured asset-based revolving credit facility with Bank of America (Revolving Credit Facility). As part of the syndication process, the Revolving Credit Facility was amended in April 2008 to revise the pricing and incorporate additional covenants. At March 31, 2009, and December 31, 2008, we had $75.0 million of borrowings outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the three months ended March 31, 2009, the average interest rate for our borrowings under the Revolving Credit Facility was 3.0%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the Revolving Credit Facility were $75.0 million during the three months ended March 31, 2009. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed-charge coverage ratio is below 1:1, as it was on March 31, 2009, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. Thus, at March 31, 2009, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $272.9 million calculated as follows:

(thousands)
Net availability under Revolving Credit Facility	$128,345
Cash	189,544
Availability threshold	(45,000)
$272,889

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That covenant was not applicable on March 31, 2009. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At March 31, 2009, we had $14.2 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. In connection with the Sale, we repurchased $160.0 million of the notes at par on April 15, 2008. During the three months ended March 31, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in “Gain on repurchase of long-term debt” in our Consolidated Statement of Loss.

Other

For the three months ended March 31, 2009 and 2008, cash payments for interest, net of interest capitalized, were $1.4 million and $8.8 million, respectively. The decrease in cash interest payments in first quarter 2009, relative to the same period a year ago, relates to the significant reduction in debt in February 2008 with the proceeds from the Sale.

At March 31, 2009, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $122.9 million less than the amount reported on our Consolidated Balance Sheet.

13.                               Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, credit risk, changes in energy prices, and foreign currency exchange rates. We do not use derivative instruments for speculative purposes, although derivative instruments purchased to minimize risk, if any, may not qualify for hedge accounting.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents and bank credit facility. In 2009, we did not use any interest rate swap contracts to manage this risk.

In first quarter 2008, we significantly decreased our variable-rate debt with the proceeds from the Sale. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million. The interest rate swaps were considered economic hedges. During the three months ended March 31, 2008, we recorded the fair value of the interest rate swaps, or $6.3 million of expense, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss.

Credit Risk

We are exposed to credit risk on the accounts receivables from our customers. In order to reduce this risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2009, and December 31, 2008, the receivables from a single customer accounted for approximately 17% and 20% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Foreign Currency Risk

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. At March 31, 2009, we had no material foreign currency hedges.

Energy Risk

Generally, we purchase natural gas at the prevailing market price at the time of delivery, and as such, we are subject to fluctuations in market prices. Occasionally, we enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. At March 31, 2009, we had no material derivative instruments related to our forecasted natural gas purchases.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership and Boise Cascade, L.L.C., issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc. stock. During the three months ended March 31, 2009, we settled our obligation related to the CVRs using 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the Boise Inc. share price on the date we settled our obligation with shares and the carrying amount of the shares recorded on our Consolidated Balance Sheet.

In 2008, we recorded the fair value of the CVR liability and associated expense based on a simulation analysis that considered the likelihood of Boise Inc. investors receiving payment under the Contingent Value Rights Agreement. We updated the simulation model each quarter and revalued the liability based on the results. For the three months ended March 31, 2008, we recognized $4.8 million of expense in “Change in fair value of contingent value rights” in our Consolidated Statement of Loss.

14.                               New and Recently Adopted Accounting Standards

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009. The adoption will affect our disclosures only and will have no impact on our financial position or results of operations.

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

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, we deferred until January 1,

2009, the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that were recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of these pronouncements did not have a material impact on our financial position or results of operations; however, it could have an impact in future periods.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) could also impact the assessment of goodwill for impairment. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009, and they did not have a material impact on our financial position or results of operations. However, the accounting for future business combinations will be significantly changed by the adoption of the standard.

15.                               Retirement and Benefit Plans

On March 18, 2009, we amended our defined benefit pension plan for salaried employees (Salaried Plan) to freeze the Salaried Plan so that no future benefits will accrue after December 31, 2009. The amendment also freezes benefits in our nonqualified plans. We accounted for the freeze in accordance with SFAS No. 88, Employers’ Accounting for Settlements of Defined Benefit Pension Plans and for Termination Benefits.

The freeze had the following impact on our consolidated financial statements:

Consolidated Statement of Loss

We accounted for the amendment as a plan curtailment, and we recognized a net $0.7 million noncash curtailment gain, primarily related to our nonqualified plans. We recorded the gain in “Other (income) expense, net” in our Consolidated Statement of Loss for the three months ended March 31, 2009. Because the Salaried Plan has unrecognized losses, the curtailment gain associated with the amendment to the Salaried Plan was applied to partially offset the losses in the plan, resulting in no immediate gain recognition related to the Salaried Plan freeze.

As a result of the pension freeze, 2009 annual pension expense will decrease approximately $4.5 million. This reduction will be partially offset by incremental pension expense recognized in connection with the decision to indefinitely curtail lumber manufacturing at our facility in La Grande, Oregon.

Consolidated Balance Sheet

Relative to December 31, 2008, the pension liability reported on our March 31, 2009, Consolidated Balance Sheet decreased approximately $52.4 million due to the following:

•                  A $42.2 million favorable adjustment related to the pension plan freeze for salaried employees, partially offset by $9.9 million of investment losses related to the amended plans, net of our expected long-term rate of return on plan assets. The $42.2 million favorable adjustment resulted from (1) an increase in the discount rate from 6.1% at December 31, 2008, to 6.9% at March 18, 2009, and (2) eliminating future salary increases from the liability measurement for the amended plans, as no future benefits will accrue in these plans after December 31, 2009;

•                  A $25.0 million first quarter 2009 contribution to the pension plans, partially offset by;

•                  $4.9 million of first-quarter pension expense.

In accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, we did not remeasure the benefit obligations and pension expense related to our other plans (that were not frozen). As such, the liability and expense related to these plans continue to be valued based on the December 31, 2008, actuarial assumptions disclosed in Note 13, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K.

The following table presents the pension and postretirement benefit costs:

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2009	2008	2009	2008
	(thousands)
Service cost	$2,953	$4,316	$—	$1
Interest cost	5,024	8,069	2	20
Expected return on plan assets	(4,560)	(7,994)	—	—
Recognized actuarial (gain) loss	23	(112)	—	—
Amortization of prior service costs and other	46	226	(1)	(13)
Curtailment (gain) loss	1,452	404	—	—
Company-sponsored plans	4,938	4,909	1	8
Multiemployer pension plans	—	90	—	—
Net periodic benefit cost	$4,938	$4,999	$1	$8

In 2009, we are required to contribute $4.4 million to our pension plans; however, in first quarter 2009, we made $25.0 million of contributions to improve the funded status of the plans.

16.                               Redeemable Equity Units

In February 2009, FPH granted 9.0 million Series C equity units with a threshold equity value of $1.30 per unit. The Series C equity units are accounted for as restricted stock. We recognize compensation expense for the Series C equity units based on the fair value on the date of grant over the vesting period. For more information related to the Management Equity Plan, see Note 14, Redeemable Equity Units, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K.

17.                         Segment Information

Prior to the Sale, we operated our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. After the Sale, we operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Annual Report on Form 10-K. The equity interest we own in Boise Inc. after the Sale represents a significant continuing involvement as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the results of the Paper and Packaging & Newsprint segments through February 21, 2008, are included in our first quarter 2008 results, and we did not define the sold assets as discontinued operations.

An analysis of our operations by segment is as follows:

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Depletion	(g)
	(millions)
Three Months Ended March 31, 2009
Building Materials Distribution	$334.9	$—	$0.1	$335.0	$(8.5)	$1.9	$(6.6)
Wood Products (a)	72.8	5.7	38.0	116.5	(37.6)	9.1	(28.6)
Corporate and Other	—	—	—	—	(2.6)	0.1	(2.3)
	407.7	5.7	38.1	451.5	(48.7)	11.1	(37.5)
Intersegment eliminations	—	—	(38.1)	(38.1)	—	—	—
Equity in net income of affiliate (b)	—	—	—	—	3.0	—	3.0
Impairment of investment in equity affiliate (c)	—	—	—	—	(43.0)	—	(43.0)
Change in fair value of contingent value rights	—	—	—	—	0.2	—	0.2
Gain on repurchase of long-term debt	—	—	—	—	6.0	—	6.0
Interest expense	—	—	—	—	(5.6)	—	—
Interest income	—	—	—	—	0.4	—	—
	$407.7	$5.7	$—	$413.4	$(87.7)	$11.1	$(71.4)

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Depletion	(g)
	(millions)
Three Months Ended March 31, 2008
Building Materials Distribution	$503.7	$—	$0.2	$503.9	$(1.2)	$1.9	$0.7
Wood Products	118.7	5.7	74.3	198.7	(17.1)	7.5	(9.6)
Paper (d)	154.4	90.1	9.0	253.5	20.7	0.3	21.1
Packaging & Newsprint (d)	102.2	—	11.3	113.5	5.7	0.1	5.7
Corporate and Other (e)	1.8	—	6.8	8.6	1.0	0.2	1.2
	880.8	95.8	101.6	1,078.2	9.1	10.0	19.1
Intersegment eliminations	—	—	(101.6)	(101.6)	—	—	—
Equity in net loss of affiliate (b)	—	—	—	—	(8.6)	—	(8.6)
Change in fair value of contingent value rights	—	—	—	—	(4.8)	—	(4.8)
Change in fair value of interest rate swaps (f)	—	—	—	—	(6.3)	—	—
Interest expense	—	—	—	—	(15.4)	—	—
Interest income	—	—	—	—	2.6	—	—
	$880.8	$95.8	$—	$976.6	$(23.3)	$10.0	$5.8

(a)                                  Included $7.5 million and $5.0 million of expenses in income (loss) before taxes and EBITDA, respectively, related to the indefinite curtailment of the lumber manufacturing facility in La Grande, Oregon.

(b)                                 Included $3.0 million of income and an $8.6 million loss related to our equity investment in Boise Inc. for the three months ended March 31, 2009 and 2008. See Note 3, Investment in Equity Affiliate, for more information related to our investment in Boise Inc.

(c)                                  On March 31, 2009, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Accordingly, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Loss for the three months ended March 31, 2009. See Note 3, Investment in Equity Affiliate, for more information.

(d)                                 As a result of the Sale, the three months ended March 31, 2008, include the results of the Paper and Packaging & Newsprint segments through February 21, 2008.

(e)                                  Included an $8.1 million gain on the Sale. See Note 2, Sale of Our Paper and Packaging & Newsprint Assets, for more information.

(f)                                    Included approximately $6.3 million of expense related to the change in the fair value of our interest rate swaps, which we terminated in February 2008. See Note 13, Financial Instrument Risk, for more information.

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

The following is a reconciliation of net loss to EBITDA:

	Three Months Ended March 31
	2009	2008
	(millions)
Net loss	$(88.2)	$(24.4)
Change in fair value of interest rate swaps	—	6.3
Interest expense	5.6	15.4
Interest income	(0.4)	(2.6)
Income tax provision	0.5	1.2
Depreciation, amortization, and depletion	11.1	10.0
EBITDA	$(71.4)	$5.8

18.                               Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Leases, and Note 12, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At March 31, 2009, there have been no material changes to our commitments outside the normal course of business, except as disclosed in Note 12, Debt, and Note 15, Retirement and Benefit Plans, of this Form 10-Q.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2009, there have been no material changes to the guarantees disclosed in the 2008 Form 10-K.

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

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$406,469	$1,255	$—	$407,724
Intercompany	—	—	3	1,697	(1,700)	—
Related parties	—	—	5,703	—	—	5,703
	—	—	412,175	2,952	(1,700)	413,427

Costs and expenses
Materials, labor, and other operating expenses	—	(64)	379,108	3,727	(1,700)	381,071
Materials, labor, and other operating expenses from related parties	—	—	12,290	—	—	12,290
Depreciation, amortization, and depletion	—	113	10,544	462	—	11,119
Selling and distribution expenses	—	—	44,942	299	—	45,241
General and administrative expenses	—	1,587	5,338	—	—	6,925
General and administrative expenses from related party	—	2,433	—	—	—	2,433
Other (income) expense, net	—	(1,913)	4,736	(142)	—	2,681
	—	2,156	456,958	4,346	(1,700)	461,760

Income (loss) from operations	—	(2,156)	(44,783)	(1,394)	—	(48,333)

Equity in net income of affiliate (Boise Inc.)	3,005	—	—	—	—	3,005
Impairment of investment in equity affiliate	(43,039)	—	—	—	—	(43,039)
Foreign exchange loss	—	(247)	(16)	(69)	—	(332)
Change in fair value of contingent value rights	—	194	—	—	—	194
Gain on repurchase of long-term debt	—	6,026	—	—	—	6,026
Interest expense	—	(5,616)	—	—	—	(5,616)
Interest income	—	281	116	—	—	397
	(40,034)	638	100	(69)	—	(39,365)

Loss before income taxes and equity in net income (loss) of affiliates	(40,034)	(1,518)	(44,683)	(1,463)	—	(87,698)
Income tax (provision) benefit	—	(509)	26	—	—	(483)

Loss before equity in net income (loss) of affiliates	(40,034)	(2,027)	(44,657)	(1,463)	—	(88,181)

Equity in net income (loss) of affiliates	(48,147)	(46,120)	—	—	94,267	—
Net income (loss)	$(88,181)	$(48,147)	$(44,657)	$(1,463)	$94,267	$(88,181)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$875,552	$5,248	$—	$880,800
Intercompany	—	—	2	10,868	(10,870)	—
Related parties	—	—	95,782	—	—	95,782
	—	—	971,336	16,116	(10,870)	976,582

Costs and expenses
Materials, labor, and other operating expenses	—	1,386	870,548	14,668	(5,944)	880,658
Materials, labor, and other operating expenses from related parties	—	—	6,180	—	—	6,180
Depreciation, amortization, and depletion	—	177	9,095	763	—	10,035
Selling and distribution expenses	—	—	62,751	614	—	63,365
General and administrative expenses	1	4,193	15,179	206	(4,926)	14,653
General and administrative expenses from related party	—	977	—	—	—	977
Gain on sale of Paper and Packaging & Newsprint assets	—	(8,063)	—	—	—	(8,063)
Other (income) expense, net	—	220	(1,559)	397	—	(942)
	1	(1,110)	962,194	16,648	(10,870)	966,863

Income (loss) from operations	(1)	1,110	9,142	(532)	—	9,719

Equity in net loss of affiliate (Boise Inc.)	(8,552)	—	—	—	—	(8,552)
Foreign exchange loss	—	(443)	(3)	(167)	—	(613)
Change in fair value of contingent value rights	—	(4,773)	—	—	—	(4,773)
Change in fair value of interest rate swaps	—	(6,284)	—	—	—	(6,284)
Interest expense	—	(14,536)	—	(845)	—	(15,381)
Interest expense—intercompany	—	(158)	(2)	(1,399)	1,559	—
Interest income	986	1,546	62	7	—	2,601
Interest income—intercompany	—	32	1,527	—	(1,559)	—
	(7,566)	(24,616)	1,584	(2,404)	—	(33,002)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(7,567)	(23,506)	10,726	(2,936)	—	(23,283)
Income tax provision	—	(915)	(235)	(5)	—	(1,155)

Income (loss) before equity in net income (loss) of affiliates	(7,567)	(24,421)	10,491	(2,941)	—	(24,438)

Equity in net income (loss) of affiliates	(16,871)	7,550	—	—	9,321	—
Net income (loss)	$(24,438)	$(16,871)	$10,491	$(2,941)	$9,321	$(24,438)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at March 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$189,452	$19	$73	$—	$189,544
Receivables
Trade, less allowances	—	—	106,086	664	—	106,750
Related parties	—	6	1,491	—	—	1,497
Intercompany	—	—	56	—	(56)	—
Other	—	11	4,035	324	—	4,370
Inventories	—	—	259,653	5,596	—	265,249
Prepaid expenses and other	—	3,465	—	148	—	3,613
	—	192,934	371,340	6,805	(56)	571,023

Property
Property and equipment, net	—	3,152	266,633	13,200	—	282,985
Timber deposits	—	—	8,510	—	—	8,510
	—	3,152	275,143	13,200	—	291,495

Investment in equity affiliate (Boise Inc.)	22,622	—	—	—	—	22,622
Deferred financing costs	—	7,318	—	—	—	7,318
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,143	—	—	9,143
Other assets	—	105	6,150	4	—	6,259
Investments in affiliates	320,902	872,139	—	—	(1,193,041)	—
Total assets	$343,524	$1,075,648	$673,946	$20,009	$(1,193,097)	$920,030

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at March 31, 2009 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$5,324	$77,303	$473	$—	$83,100
Related parties	—	1,826	1,105	—	—	2,931
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	13,259	19,059	169	—	32,487
Interest payable	—	7,756	—	—	—	7,756
Other	—	2,841	11,807	380	—	15,028
	—	31,006	109,274	1,078	(56)	141,302

Debt
Long-term debt	—	303,146	—	—	—	303,146

Other
Compensation and benefits	—	120,754	—	—	—	120,754
Other long-term liabilities	—	8,159	3,145	—	—	11,304
	—	128,913	3,145	—	—	132,058

Due to (from) affiliates	—	291,681	(237,016)	(54,665)	—	—

Redeemable equity units
Series B equity units	2,915	—	—	—	—	2,915
Series C equity units	3,514	—	—	—	—	3,514
Redeemable equity units	—	6,429	—	—	(6,429)	—
	6,429	6,429	—	—	(6,429)	6,429

Commitments and contingent liabilities

Capital
Series A equity units	83,588	—	—	—	—	83,588
Series B equity units	253,507	—	—	—	—	253,507
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	314,473	798,543	73,596	(1,186,612)	—
Total capital	337,095	314,473	798,543	73,596	(1,186,612)	337,095
Total liabilities and capital	$343,524	$1,075,648	$673,946	$20,009	$(1,193,097)	$920,030

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$275,726	$20	$56	$—	$275,803
Receivables
Trade, less allowances	—	—	78,211	182	—	78,393
Related parties	—	126	2,986	—	—	3,112
Intercompany	—	—	56	34	(90)	—
Other	—	1,269	4,324	314	—	5,907
Inventories	—	—	272,992	6,031	—	279,023
Prepaid expenses and other	—	(295)	1,558	33	—	1,296
	1	276,826	360,147	6,650	(90)	643,534

Property
Property and equipment, net	—	3,204	275,499	13,296	—	291,999
Timber deposits	—	—	8,632	—	—	8,632
	—	3,204	284,131	13,296	—	300,631

Investment in equity affiliate (Boise Inc.)	20,985	—	—	—	—	20,985
Deferred financing costs	—	7,862	—	—	—	7,862
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,248	—	—	9,248
Other assets	—	105	5,904	—	—	6,009
Investments in affiliates	335,329	918,259	—	—	(1,253,588)	—
Total assets	$356,315	$1,206,256	$671,600	$19,946	$(1,253,678)	$1,000,439

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2008 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$6,928	$62,345	$205	$—	$69,478
Related parties	—	1,427	768	—	—	2,195
Intercompany	—	—	34	56	(90)	—
Accrued liabilities
Compensation and benefits	—	14,396	23,660	172	—	38,228
Interest payable	—	3,930	—	—	—	3,930
Other	—	13,736	16,455	702	—	30,893
	—	40,417	103,262	1,135	(90)	144,724

Debt
Long-term debt	—	315,000	—	—	—	315,000

Other
Compensation and benefits	—	172,275	—	—	—	172,275
Other long-term liabilities	—	8,214	3,911	—	—	12,125
	—	180,489	3,911	—	—	184,400

Due to (from) affiliates	—	335,021	(278,773)	(56,248)	—	—

Redeemable equity units
Series B equity units	2,920	—	—	—	—	2,920
Series C equity units	3,037	—	—	—	—	3,037
Redeemable equity units	—	5,957	—	—	(5,957)	—
	5,957	5,957	—	—	(5,957)	5,957

Commitments and contingent liabilities

Capital
Series A equity units	81,967	—	—	—	—	81,967
Series B equity units	268,391	—	—	—	—	268,391
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	329,372	843,200	75,059	(1,247,631)	—
Total capital	350,358	329,372	843,200	75,059	(1,247,631)	350,358
Total liabilities and capital	$356,315	$1,206,256	$671,600	$19,946	$(1,253,678)	$1,000,439

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months ended March 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(88,181)	$(48,147)	$(44,657)	$(1,463)	$94,267	$(88,181)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate (Boise Inc.)	(3,005)	—	—	—	—	(3,005)
Impairment of investment in Boise Inc.	43,039	—	—	—	—	43,039
Equity in net (income) loss of affiliates	48,147	46,120	—	—	(94,267)	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	456	10,544	462	—	11,462
Pension and other postretirement benefit expense	—	4,939	—	—	—	4,939
Change in fair value of contingent rights	—	(194)	—	—	—	(194)
Management equity units expense	—	778	—	—	—	778
Gain on repurchase of long-term debt	—	(6,026)	—	—	—	(6,026)
Gain on sale of assets, net	—	—	(82)	—	—	(82)
Facility closure costs	—	—	2,754	—	—	2,754
Other	—	247	16	69	—	332
Decrease (increase) in working capital
Receivables	—	872	(26,180)	(458)	(34)	(25,800)
Inventories	—	—	12,739	435	—	13,174
Prepaid expenses and other	—	(2,800)	1,558	(115)	—	(1,357)
Accounts payable and accrued liabilities	—	2,879	4,970	(57)	34	7,826
Pension and other postretirement benefit payments	—	(25,045)	—	—	—	(25,045)
Current and deferred income taxes	—	417	63	(4)	—	476
Other	—	(1,636)	(190)	—	—	(1,826)
Cash provided by (used for) operations	—	(27,140)	(38,465)	(1,131)	—	(66,736)

Cash provided by (used for) investment
Proceeds from sale of assets, net	—	—	137	—	—	137
Expenditures for property and equipment	—	(12)	(3,854)	(363)	—	(4,229)
Investments in affiliates	(1)	(46,120)	—	—	46,121	—
Other	—	(249)	421	(71)	—	101
Cash provided by (used for) investment	(1)	(46,381)	(3,296)	(434)	46,121	(3,991)

Cash provided by (used for) financing
Payments of long-term debt	—	(5,627)	—	—	—	(5,627)
Tax distributions to members	(9,897)	—	—	—	—	(9,897)
Tax distributions to Boise Cascade Holdings, L.L.C.	9,897	(9,897)	—	—	—	—
Repurchase of management equity units	(8)	—	—	—	—	(8)
Distribution to Boise Cascade Holdings, L.L.C., for repurchase of management equity units	8	(8)	—	—	—	—
Cash used for financing	—	(15,532)	—	—	—	(15,532)

Due to (from) affiliates	—	2,779	41,760	1,582	(46,121)	—

Increase (decrease) in cash and cash equivalents	(1)	(86,274)	(1)	17	—	(86,259)
Balance at beginning of the period	1	275,726	20	56	—	275,803
Balance at end of the period	$—	$189,452	$19	$73	$—	$189,544

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months ended March 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(24,438)	$(16,871)	$10,491	$(2,941)	$9,321	$(24,438)
Items in net income (loss) not using (providing) cash
Equity in net loss of affiliate (Boise Inc.)	8,552	—	—	—	—	8,552
Equity in net (income) loss of affiliates	16,871	(7,550)	—	—	(9,321)	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	506	9,095	777	—	10,378
Related-party interest expense	—	158	2	1,399	(1,559)	—
Related-party interest income	(986)	(32)	(1,527)	—	1,559	(986)
Pension and other postretirement benefit expense	—	5,007	—	—	—	5,007
Change in fair value of contingent rights	—	4,773	—	—	—	4,773
Change in fair value of interest rate swaps	—	6,284	—	—	—	6,284
Management equity units expense, net of expense related to the Sale	—	347	—	—	—	347
Gain on sale of assets, net	—	(8,063)	(2,909)	—	—	(10,972)
Other	—	486	(20)	167	—	633
Decrease (increase) in working capital, net of dispositions
Receivables	—	(9,269)	(382,295)	316,372	—	(75,192)
Inventories	—	5,611	6,726	428	—	12,765
Prepaid expenses and other	—	(3,790)	1,820	324	—	(1,646)
Accounts payable and accrued liabilities	—	(208)	27,348	(5,997)	—	21,143
Pension and other postretirement benefit payments	—	(20,716)	—	—	—	(20,716)
Current and deferred income taxes	—	348	(1,919)	2,974	—	1,403
Other	—	3,640	(3,776)	(19)	—	(155)
Cash provided by (used for) operations	(1)	(39,339)	(336,964)	313,484	—	(62,820)

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	—	1,205,391	21,936	—	—	1,227,327
Expenditures for property and equipment	—	(638)	(16,539)	(1,042)	—	(18,219)
Increase in restricted cash	—	(183,290)	—	—	—	(183,290)
Investments in affiliates	329	7,550	—	—	(7,879)	—
Other	—	217	(812)	(424)	—	(1,019)
Cash provided by (used for) investment	329	1,029,230	4,585	(1,466)	(7,879)	1,024,799

Cash provided by (used for) financing
Issuances of long-term debt	—	64,224	—	165,000	—	229,224
Payments of long-term debt	—	(720,563)	—	(205,000)	—	(925,563)
Short-term borrowings	—	(10,500)	—	—	—	(10,500)
Tax distributions to members	(127,342)	—	—	—	—	(127,342)
Tax distributions to Boise Cascade Holdings, L.L.C.	127,342	(127,342)	—	—	—	—
Repurchase of management equity units	(18,289)	—	—	—	—	(18,289)
Distribution to Boise Cascade Holdings, L.L.C., for repurchase of management equity units	18,289	(18,289)	—	—	—	—
Cash paid for termination of interest rate swaps	—	(11,918)	—	—	—	(11,918)
Other	(329)	(4,114)	—	—	329	(4,114)
Cash provided by (used for) financing	(329)	(828,502)	—	(40,000)	329	(868,502)

Due to (from) affiliates	—	(68,550)	332,379	(271,379)	7,550	—

Increase (decrease) in cash and cash equivalents	(1)	92,839	—	639	—	93,477
Balance at beginning of the period	1	56,588	21	1,013	—	57,623
Balance at end of the period	$—	$149,427	$21	$1,652	$—	$151,100

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

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. We begin this discussion and analysis with a general background related to our company. “Recent Trends and Operational Outlook” and “Factors That Affect Our Operating Results” are intended to give the reader context that may be helpful in understanding the opportunities and challenges our businesses face as we compete in the marketplace. The analysis then reviews “Our Operating Results” for the three months ended March 31, 2009, compared with the same period in 2008.

We discuss our balance sheet, cash flows, and financial commitments in the section entitled “Liquidity and Capital Resources.” The analysis then refers you to “Contractual Obligations” and “Critical Accounting Estimates” that are updated in this section of our report but are discussed in further detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. Critical accounting estimates are those estimates that our management believes are important to understanding the assumptions and judgments incorporated in our reported financial results.

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part I, Item 1A. Risk Factors” in our 2008 Form 10-K, as well as the factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the three months ended March 31, 2009, from those listed in our 2008 Form 10-K. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the name “Boise Cascade” as part of the Forest Products Acquisition.

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we became a 49% owner of Boise Inc. and continue to have a significant indirect financial interest in the results of the sold businesses. Our ownership interest, and consequently our proportionate share of Boise Inc. net income or loss, changes when we or Boise Inc. engage in transactions of Boise Inc. common stock with third parties. At March 31, 2009, we had a 47.6% ownership interest in Boise Inc. The equity interest we own in Boise Inc. represents a significant continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Paper and Packaging & Newsprint segment results are included in our first quarter 2008 Consolidated Statement of Loss through February 21, 2008, and we did not define the sold assets as discontinued operations. For more information related to the Sale, see Note 3, Sale of Our Paper and Packaging & Newsprint Assets, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K.

After the Sale, we became a focused building products company headquartered in Boise, Idaho. We manufacture engineered wood products, plywood, lumber, and particleboard and distribute a broad line of building materials, including wood products we manufacture. We operate our business in the following three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. See Note 17, Segment Information, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q for additional information about our reportable segments.

Recent Trends and Operational Outlook

A variety of market conditions in both the U.S. and global economies influence demand and pricing for our products and affect our operating results. The U.S. economy declined dramatically in the last half of 2008 and continued to decline in the first quarter of 2009. The national unemployment rate increased to 8.5% in first quarter 2009, compared with 5.1% in first quarter 2008.

As of April 2009, the Blue Chip Economic Indicators consensus forecast for 2009 housing starts in the U.S. was approximately 0.56 million units, and the U.S. Census Bureau reported 2008 housing starts in the U.S. at 0.91 million units. These amounts are significantly below historical trends of approximately 1.7 million units over the prior ten years. The inventory of unsold homes is elevated relative to the number of homes being sold, and foreclosure rates have increased as home prices have declined in many parts of the United States. Housing markets across the country have been affected negatively by recent events. As a general rule, those markets that experienced the highest growth and price appreciation are now experiencing the biggest declines in price and resulting declines in housing starts.

While our products are used in repair-and-remodel activities, as well as light commercial construction, our results are principally driven by new single-family home construction. Tighter lending standards and high inventories of homes available for sale led to a continued drop in new-home sales and single-family starts in first quarter 2009. Demand for building products continues to be weak, and there is ongoing pricing pressure as suppliers compete for the limited business available.

Our input costs have declined over the last several quarters with the slowdown in global economic activity. This has been most dramatic in natural gas and diesel fuel, but we have benefited also from unit cost declines in glues, resins, and logs. We expect to see further declines in our log costs as we work through our existing contractual obligations and buy additional volume at lower current market prices.

In first quarter 2009, market conditions were extremely difficult, and we expect market conditions to improve only modestly with seasonal weather factors. We believe the level of end product demand will remain depressed throughout the remainder of the year. It is unclear when a turnaround may occur, and there remains a high degree of uncertainty around new residential demand for the balance of 2009 and 2010. We have taken and expect to take a number of actions aimed at improving our operating results and conserving cash including:

•                  Using rolling curtailments at a number of our wood products operations to maintain appropriate inventory levels, while trying to minimize the negative impact of the curtailments on our employees and our operating results. It is likely that we will need to continue our practice of rolling curtailments at a number of our facilities, doing so in a manner that allows us to retain our skilled workforce and keep our inventories in balance in light of weak demand and product pricing. In March 2009, we began an indefinite partial curtailment of our Oakdale, Louisiana, plywood operation. At this time, we are producing only veneer at the operation, which is consumed at our plywood operation in Florien, Louisiana, and our engineered wood products operation in Alexandria, Louisiana. In March 2009, we also committed to indefinitely curtailing the lumber manufacturing facility in La Grande, Oregon.

•                  Closing facilities that do not meet our criteria for return on investment or cease to warrant retention for other reasons. In March 2009, we closed our plywood operation in White City, Oregon. We will continue to evaluate the long-term viability and value to our business strategy of our remaining operating facilities and may conclude that additional facilities should be closed or sold in response to market conditions. As a result, we could recognize significant cash and/or noncash charges related to any such closures in future periods.

•                  Reducing discretionary capital spending. We now expect capital spending for 2009 to total approximately $20 million to $25 million, down from our earlier estimate of $30 million to $35 million, excluding acquisitions.

•                  Implemented a pay freeze for salaried employees until we have evidence of improved business conditions.

•                  Amended our defined benefit pension plan for salaried employees (Salaried Plan) so no future benefits will accrue after December 31, 2009. The amendment also freezes the accrued benefits in our nonqualified plans on December 31, 2009. As a result of the freeze, the pension liability reported on our March 31, 2009, Consolidated Balance Sheet decreased approximately $32.3 million (which is net of $9.9 million of investment losses related to the amended plans), and we expect 2009 annual pension expense to decrease approximately $4.5 million. See Note 15, Retirement and Benefit Plans, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q for more information.

•                  Suspended the $0.70 company match component in our 401(k) plan for all salaried employees effective April 1, 2009.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•                  General economic conditions, including but not limited to housing starts, repair-and-remodel activity and nonresidential construction, foreclosure rates, and relative currency values;

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

•                  Boise Inc.’s performance under the Outsourcing Services Agreement; and

•                  The other factors described in “Part 1, Item 1A. Risk Factors” of our 2008 Form 10-K.

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

Comparing first quarter 2009 with the same period in 2008, sales of EWP from our Wood Products segment decreased from approximately 34% of segment sales in first quarter 2008 to 31% of sales in 2009. The ongoing weakness in new residential construction has impeded our ability to grow our EWP sales. Comparing the three months ended March 31, 2009, with the same period in 2008, our laminated veneer lumber (LVL) and I-joist sales volumes decreased 43% and 46%, respectively.

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

Demand

Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States, and to a lesser extent, light commercial construction and residential repair-and-remodeling activity. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, immigration rates, homeowner vacancies, demand for second homes, existing home prices, consumer confidence, and other general economic factors. Industry supply is influenced primarily by operating rates of existing facilities but is also influenced over time by the introduction of new product technologies and capacity additions. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada.

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

Based on company news releases and financial analyst reports, we believe all major producers of wood products in North America have reduced their production of lumber, OSB, plywood, engineered wood products, and particleboard in response to the weak market conditions.

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

Labor.  Generally, our labor costs tend to increase steadily due to inflation in healthcare and wage costs. However, as discussed above, we are managing our labor costs during this uncertain economic environment by implementing pay freezes for our salaried employees until we have evidence of improved business conditions. In addition, in first quarter 2009, we amended our benefit plans to freeze the pension benefits for all salaried employees effective December 31, 2009, and suspended the $0.70 company match component of our 401(k) plan for salaried employees effective April 1, 2009.

As of March 31, 2009, we had approximately 4,400 employees. Approximately 1,700, or 39%, of these employees work pursuant to collective bargaining agreements. Labor contracts covering approximately 700 employees with the Carpenters Industrial Council expire on July 15, 2009, at our Florien and Oakdale, Louisiana, plywood plants. We do not anticipate that we will start bargaining these contracts until late in the second quarter of 2009. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Wood fiber.  Our primary raw material is wood fiber. For the three months ended March 31, 2009 and 2008, wood fiber accounted for 38% and 43% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment.

Our primary sources of logs and wood fiber are timber and byproducts of timber, such as wood shavings and sawdust. Our wood fiber costs also include purchases of semifinished materials, such as OSB and lumber, for use in EWP production. We acquire substantially all of our fiber from outside sources. In our Wood Products segment, we convert logs into lumber and veneer, and in turn, we convert veneer into EWP and plywood. Logs are a lower percentage of the total cost of materials, labor, and other operating expenses in producing EWP than commodity products, such as lumber and plywood. While log costs are still a significant component of costs, as we produce more EWP relative to commodity products over time, direct log costs decline as a percentage of the total cost of materials, labor, and other operating expenses. We also convert residual wood fiber from our operations, as well as from third parties, into particleboard.

Curtailments of solid wood manufacturing in the Northwest led to limited availability and higher prices for residual fiber in the first half of 2008. Pulp mill curtailments in the Northwest in the second half of 2008, as well as steps taken by pulp producers to manufacture wood chips, resulted in weaker prices for residual fiber as the year progressed. This negatively affected our byproduct sales of wood chips from our lumber, veneer, and plywood operations in the second half of 2008. This oversupply situation continued into first quarter 2009.

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

Energy.  Prices for energy, particularly electricity, natural gas, and diesel, have been volatile in recent years, at times substantially exceeding historical averages. For the three months ended March 31, 2009 and 2008, energy costs represented approximately 5% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. Relative to the same quarter in the prior year, fuel costs decreased in our Building Materials Distribution segment.

Chemicals.  Important chemicals we use in the production of our wood products are resins and glues. For the three months ended March 31, 2009 and 2008, purchases of chemicals represented 5% and 7% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. Chemical unit costs were lower in first quarter 2009, compared with first quarter 2008, due primarily to chemical market supply and demand dynamics and lower energy input costs for chemical suppliers.

Inflationary and seasonal influences.  Our major costs of production are labor, wood fiber, energy, and chemicals. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. We also experienced higher volatility in chemical costs in 2008, compared with historical trends, due primarily to chemical market supply and demand dynamics and the impact of energy markets on chemical producers. Energy and chemical costs are currently lower than in 2008 in response to global economic weakness.

Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodel activity, and light commercial and industrial conversion activities. We typically have higher sales in the second and third quarters, which reflect an increase in construction due to more favorable weather conditions. We typically have higher sales and working capital in the second and third quarters due to the summer building season. Although we generally expect these trends to continue for the foreseeable future, we have reduced our inventory as part of our effort to manage the current weakened demand environment in the housing market. Additionally, our accounts receivable balance has declined due to the weakened demand environment for the products we manufacture and distribute. Seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	2008
	(millions)
Sales
Trade	$407.7	$880.8
Related parties	5.7	95.8
	413.4	976.6

Costs and expenses
Materials, labor, and other operating expenses	381.1	880.7
Materials, labor, and other operating expenses from related parties	12.3	6.2
Depreciation, amortization, and depletion	11.1	10.0
Selling and distribution expenses	45.2	63.4
General and administrative expenses	6.9	14.6
General and administrative expenses from related party	2.4	1.0
Gain on sale of Paper and Packaging & Newsprint assets	—	(8.1)
Other (income) expense, net	2.7	(0.9)
	461.7	966.9

Income (loss) from operations	$(48.3)	$9.7

	(percentage of sales)
Sales
Trade	98.6%	90.2%
Related parties	1.4	9.8
	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including from related parties	95.1. %	90.8%
Depreciation, amortization, and depletion	2.7	1.0
Selling and distribution expenses	10.9	6.5
General and administrative expenses, including from related party	2.3	1.6
Gain on sale of Paper and Packaging & Newsprint assets	—	(0.8)
Other (income) expense, net	0.7	(0.1)
	111.7%	99.0%

Income (loss) from operations	(11.7)%	1.0%

Sales Volumes and Prices

Set forth below are sales mix information for our Building Materials Distribution segment and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31
	2009	2008
	(millions)
Segment Sales
Building Materials Distribution	$335.0	$503.9
Wood Products	$116.5	$198.7

	(percentage of Building Materials Distribution sales)
Product Line Sales
Building Materials Distribution
Commodity	48.1%	44.5%
Engineered wood	9.8	12.0
General line	42.1	43.5

	(millions)
Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	1.1	1.9
I-joists (equivalent lineal feet)	16	29
Plywood (sq. ft.) (3/8” basis)	246	313
Lumber (board feet)	30	50
Particleboard (sq. ft.) (3/4” basis)	18	27

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,524	$1,619
I-joists (1,000 equivalent lineal feet)	900	970
Plywood (1,000 sq. ft.) (3/8” basis)	200	242
Lumber (1,000 board feet)	304	387
Particleboard (1,000 sq. ft.) (3/4” basis)	347	343

Operating Results

Sales

For the three months ended March 31, 2009, total sales decreased $563.2 million, or 58%, to $413.4 million from $976.6 million during the three months ended March 31, 2008. The decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. For the period of January 1 through February 21, 2008, the sold businesses had sales of $359.9 million. In addition, sales decreased in our Building Materials Distribution and Wood Products segments due to weaker product demand and prices, as U.S. new residential housing demand declined.

Building Materials Distribution.  Sales decreased $168.9 million, or 34%, to $335.0 million for the three months ended March 31, 2009, from $503.9 million for the three months ended March 31, 2008. The decrease in sales was principally the result of 33% lower sales volumes stemming from decreased demand in new residential construction markets. Relative to first quarter 2008, EWP sales represented a lower percentage of our overall Building Materials Distribution sales, as EWP sales are more dependent on new residential construction than the commodity products we sell.

Wood Products.  Sales decreased $82.2 million, or 41%, to $116.5 million for the three months ended March 31, 2009, from $198.7 million for the three months ended March 31, 2008. Lower sales were the result of reduced volumes and prices for plywood, EWP, and lumber and reduced volume for particleboard. The average net selling prices for plywood, EWP, and lumber all declined, as we continued to see price pressure caused by lower demand. Demand for these products is closely tied to new residential construction, repair and remodel, and light commercial construction activity, which declined significantly, compared with the same quarter a year ago.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, decreased $493.5 million, or 56%, to $393.4 million for the three months ended March 31, 2009, compared with $886.8 million during the same period in the prior year. The decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. For the period of January 1 through February 21, 2008, the sold businesses had materials, labor, and other operating expenses, including from related parties, of $321.6 million. The decrease also resulted from lower purchased materials costs in our Building Materials Distribution segment due to lower sales volumes. Materials, labor, and other operating expenses, including from related parties, in our Wood Products segment decreased $66.1 million due to reduced manufacturing volumes in response to weaker sales activity. While total materials, labor, and other operating costs, including from related parties, declined in our Wood Products segment, our per-unit manufacturing costs increased relative to the same period a year ago, as fixed costs were allocated to a reduced level of production.

Depreciation, amortization, and depletion expenses increased $1.1 million, or 11%, to $11.1 million for the three months ended March 31, 2009, compared with $10.0 million for the same period in the prior year. The increase is primarily due to accelerating $2.5 million of depreciation on the assets at our La Grande, Oregon, lumber manufacturing facility, related to the decision to indefinitely curtail the operations. We expect to record a similar amount of accelerated depreciation in second quarter 2009.

Selling and distribution expenses decreased $18.2 million, or 29%, to $45.2 million for the three months ended March 31, 2009, compared with $63.4 million for the same period in the prior year. Approximately half of the decrease was driven by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. The decrease also resulted from lower sales activity in our Building Materials Distribution and Wood Products segments.

General and administrative expenses, including from related parties, decreased $6.3 million, or 40%, to $9.3 million for the three months ended March 31, 2009, compared with $15.6 million for the same period in the prior year. The decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008, which reported $6.6 million of expenses for the period of January 1 through February 21, 2008.

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Loss are as follows:

	Three Months Ended March 31
	2009	2008
	(millions)

Facility closures and curtailments (a)	$4.7	$—
Changes in pension plans (see Note 15)	(0.7)	—
Other, net	(1.2)	(0.9)
	$2.7	$(0.9)

(a)                                  In first quarter 2009, we committed to indefinitely curtailing the lumber manufacturing facility in La Grande, Oregon, and we recorded $4.4 million of expense in “Other (income) expense, net.” In addition, we recorded $2.5 million of accelerated depreciation in “Depreciation, amortization, and depletion” and $0.6 million of expenses in “Materials, labor, and other operating expenses” in our Consolidated Statement of Loss. We expect to recognize $2.6 million of additional accelerated depreciation related to adjusting the useful lives of the facility’s assets in second quarter 2009.

Income (Loss) From Operations

Income (loss) from operations decreased $58.0 million to a $48.3 million loss for the three months ended March 31, 2009, from $9.7 million of income in the same period a year ago. The decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008, which reported $23.1 million of income from operations during the period from January 1 through February 21, 2008. Relative to the three months ended March 31, 2008, we also reported lower operating income in the Building Materials Distribution and Wood Products segments due to continued decline in housing construction and demand for our products, which is discussed in more detail below.

Building Materials Distribution.  Segment loss increased $7.3 million to $8.5 million for the three months ended March 31, 2009, from $1.2 million for the three months ended March 31, 2008. The increase in segment loss was driven primarily by lower gross margin dollars available to cover relatively fixed expenses such as occupancy, payroll, and delivery costs, as sales volumes declined from the same period a year ago.

Wood Products.  Segment loss increased $20.5 million to $37.6 million for the three months ended March 31, 2009, compared with $17.1 million for the three months ended March 31, 2008. The increase in segment loss was driven primarily by lower prices for most of our products. Relative to first quarter 2008, we did see some reductions in wood costs; however, these reductions were more than offset by an increase in our per-unit manufacturing costs, as fixed costs were allocated to a reduced level of production. In addition, the Wood Products segment first quarter 2009 loss included $7.5 million of expenses related to the indefinite curtailment of our lumber manufacturing facility in La Grande, Oregon.

Other

Equity in net income (loss) of affiliate and impairment of investment in equity affiliate.  We account for our investment in Boise Inc. under the equity method of accounting. We adjust the amount of our investment monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. As a result, our aggregate investment in Boise Inc. is recorded in a combination of the “Investment in equity affiliate” and other comprehensive income accounts within “Series B equity units” on our Consolidated Balance Sheets. Our ownership interest, and consequently our proportionate share of Boise Inc.’s net income or loss, changes when we or Boise Inc. engage in transactions of Boise Inc. common stock with third parties. At March 31, 2009, we had a 47.6% ownership interest in Boise Inc. Changes in ownership interest may also result in our recording an ownership interest dilution gain or loss.

During the three months ended March 31, 2009, we recorded $40.0 million of expense related to our investment in Boise Inc. in our Consolidated Statement of Loss, compared with $8.6 million during the three months ended March 31, 2008. Of the $40.0 million of expense, we recorded $43.0 million of expense in “Impairment of investment in equity affiliate” and $3.0 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss as follows:

(millions)

Impairment of investment in equity affiliate (a)	$(43.0)

Equity in net loss of Boise Inc. (b)	(1.0)
Amortization of basis differential (c)	5.0
Loss on shares issued for settlement of CVR liability (d)	(1.0)
Equity in net income of affiliate	3.0

Total	$(40.0)

(a)                                  On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The fair value of our investment in Boise Inc. was calculated based on our 37.1 million of Boise Inc. shares and Boise Inc.’s stock price on March 31, 2009, of $0.61. The carrying value of our investment is calculated as the sum of (1) the amount recorded in “Investment in equity affiliate” on our Consolidated Balance Sheet and (2) the amount of accumulated other comprehensive income related to our investment in Boise Inc. recorded within “Series B equity units” on our Consolidated Balance Sheet.

We made the other than temporary impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, in first quarter 2009, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Loss and reduced by $40.8 million accumulated other comprehensive loss related to our investment in Boise Inc. (which was accumulated monthly from recording our proportionate share of Boise Inc.’s other comprehensive income or loss). In addition, we decreased “Investment in equity affiliate” $2.2 million, to reduce the aggregate carrying value of our investment recorded on our Consolidated Balance Sheet to its fair value on March 31, 2009, of $0.61 per share.

(b)                                 Includes a $0.6 million dilution loss due to the vesting of Boise Inc. restricted stock during the three months ended March 31, 2009.

(c)                                  At March 31, 2009, the carrying value of our investment in Boise Inc. was approximately $232.1 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to the write-down of our investment in Boise Inc. In accordance with APB Opinion No. 18, we are amortizing the difference to income on a straight-line basis over 9.6 years, which represents the remaining weighted-average useful life of Boise Inc.’s assets. In first quarter 2009, the amortization of the basis differential resulted in our recognizing $5.0 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss and will result in our recognizing approximately $24.2 million of income per year for the next 9.6 years, which will be increased or decreased by our proportionate share of Boise Inc.’s net income or loss.

(d)                                 During the three months ended March 31, 2009, we settled our obligation related to the contingent value rights we issued to holders of Boise Inc. common stock. In connection with the settlement in first quarter 2009, we transferred ownership of 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the market price on the date we settled our obligation with the shares and the carrying amount of the shares recorded on our Balance Sheet. For more information, see Note 13, Financial Instrument Risk, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

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

Change in fair value of contingent value rights.  The three months ended March 31, 2009 and 2008, included $0.2 million of income and $4.8 million of expense related to the fair value of the contingent value rights (CVRs) that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors. For more information related to the CVRs, see Note 13, Financial Instrument Risk, of the Notes to Unaudited Quarterly Consolidated Financial Statements” in “Item 1. Financial Statements” of this Form 10-Q.

Change in fair value of interest rate swaps. The three months ended March 31, 2008, included $6.3 million of expense related to changes in the fair value of our interest rate swaps, which were terminated in February 2008.

Gain on repurchase of long-term debt.  During the three months ended March 31, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain.

Interest expense.  For the three months ended March 31, 2009, interest expense was $5.6 million, compared with $15.4 million in the same period a year ago. The decrease in interest expense is primarily attributable to the significant reduction in our long-term debt. In 2008, we repaid $1,085.6 million of debt primarily with the proceeds from the Sale. For more information, see “Financing Activities” under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K.

Income tax provision. Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. Income tax expense was $0.5 million and $1.2 million for the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2009, our effective tax rate for our separate subsidiaries that are taxed as corporations was 34.0%, compared with 35.4% for the same period in 2008. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

Liquidity and Capital Resources

Sources and Uses

Our principal sources of liquidity are existing cash balances, cash generated by our operations, and our ability to borrow under our credit facilities. In recent years, we have also generated cash from the sale of nonstrategic assets, such as the sale of our Paper and Packaging & Newsprint Assets and our Brazilian subsidiary in 2008.

Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including fiber, inventory purchased for resale, labor, energy, and chemicals. In addition to paying for ongoing operating costs, we use cash to invest in our business, repay debt, and meet our contractual obligations and commercial commitments.

Cash and Cash Equivalents

At March 31, 2009, we had $189.5 million of cash and cash equivalents, compared with $275.8 million at December 31, 2008. At March 31, 2009, approximately $68.3 million of cash remained governed by the senior subordinated note asset sale provision, which requires that we use $22.8 million and $45.5 million of the proceeds by June 10 and July 1, 2009, respectively. We expect to use the remaining cash from these asset sales primarily to repay indebtedness under our five-year, $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility), while cancelling a like amount of the Revolving Credit Facility commitment, which is a permitted use under the indenture governing disposition of the proceeds of asset sales. We do not plan to use any of these proceeds to repurchase our senior subordinated notes.

We invest our cash in high-quality, short-term investments, which we record in “Cash and cash equivalents.” The securities in which we are investing include money market funds that invest solely in U.S. Treasury securities, commercial paper issued by leading financial institutions rated at least upper medium grade (A-1) or prime (P-1), commercial paper issued by asset-backed conduits where the backup liquidity facility is provided by a leading financial institution and the program is rated at least A-1 or P-1, and similar instruments where we believe the risk of default or illiquidity is minimal. We diversify our short-term investments to reduce our credit exposure to a single obligor.

Impact of Economy on Cash Flows

In 2008 and first quarter 2009, the significant decline in global equity markets and turmoil in the credit markets caused our pension investment portfolio to suffer significant losses. While the Worker, Retiree, and Employee Recovery Act of 2008 provides some relief as to the timing of our required future cash contributions, we expect to make material contributions to our pension plans for the next several years barring a dramatic recovery in equity and debt market security valuations or a sizable increase in the discount rate used to measure our liabilities. In 2009, we are required to contribute a minimum of $4.4 million to our pension plans; however, in March 2009, we made $25.0 million of contributions to improve the funded status of our plans.

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

If a contractually committed lender fails to honor its commitment under the Revolving Credit Facility, the other lenders would remain committed for their portion of the total facility. A total of 11 lenders participated in the Revolving Credit Facility at March 31, 2009, and the largest single commitment under the Revolving Credit Facility was $112 million. At March 31, 2009, we had $75.0 million of outstanding loans under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed-charge coverage ratio is below 1:1, as it was on March 31, 2009, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. Thus, at March 31, 2009, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $272.9 million calculated as follows:

(millions)

Net availability under Revolving Credit Facility	$128.4
Cash	189.5
Availability threshold	(45.0)
$272.9

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories in our Building Materials Distribution segment and expenditures related to the manufacture of building products, including fiber, energy, labor, and chemicals, in our Wood Products segment. For the three months ended March 31, 2009 and 2008, our operating activities used $66.7 million and $62.8 million of cash, respectively. Relative to the three months ended March 31, 2008, the increase in cash used by operations relates primarily to the following:

•                  Items in net loss used $34.2 million of cash during the three months ended March 31, 2009, compared with $0.4 million during the same period in 2008.  The increase is primarily due to increased losses in our Building Materials Distribution and Wood Products segments. As discussed under “Operating Results” above, the increased losses for the three months ended March 31, 2009, were the result of lower gross margin dollars available in our Building Materials Distribution segment to cover relatively fixed expenses, such as occupancy, payroll, and delivery costs as sales volumes declined from the same period a year ago. Also, in our Wood Products segment, prices were lower for most of our products. Our per-unit manufacturing costs in our Wood Products segment increased relative to the same period a year ago, as fixed costs were allocated to a reduced level of production.

•                  Changes in working capital.  Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. During the three months ended March 31, 2009, increases in working capital used $6.2 million of cash from operations, compared with $42.9 million in the same period a year ago. Relative to the three months ended March 31, 2008, we used less cash for working capital needs due primarily to the decrease in sales volume.

The increases in working capital in first quarter 2009 were primarily attributable to higher receivables in our Building Materials Distribution and Wood Products segments, which primarily reflects increased sales of approximately 14% and 7%, comparing sales for the month of March 2009 with sales for the month of December 2008. The negative working capital change in receivables was partially offset by (1) a decrease in inventory in our Wood Products segment, which reflects seasonality as well as reduced inventory as part of our effort to manage to the current weakened demand environment in the housing market, and (2) seasonally higher accounts payable in our Building Materials Distribution segment.

•                  More cash contributions to our pension and postretirement benefit plans.  During the three months ended March 31, 2009, we used $25.0 million of cash to make pension contributions and other postretirement benefit payments, compared with $20.7 million during the three months ended March 31, 2008. The 2008 contribution was included in the pension assets prior to the Sale.

Investment Activities

During the three months ended March 31, 2009, we used approximately $4.2 million of cash for purchases of property, plant, and equipment. Given the uncertainty around new residential demand for the balance of 2009 and 2010, we reduced our estimate of total capital spending in 2009 to $20 million to $25 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2009 will be for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

During the three months ended March 31, 2008, investing activities provided $1,024.8 million of cash. The $1,024.8 million consists of $1,227.3 million of proceeds from asset sales (most of which related to the sale of our Paper and Packaging & Newsprint assets), partially offset by a $183.3 million increase in restricted cash and $18.2 million of cash used for purchases of property, plant, and equipment ($10.2 million of which was invested in the Paper and Packaging & Newsprint businesses we sold in February 2008).

Financing Activities

Cash used for financing activities was $15.5 million for the three months ended March 31, 2009, compared with $868.5 million during the same period in 2008. In both periods, cash used for financing activities included the repayment of long-term debt and tax distributions to equity holders. During the three months ended March 31, 2009, we repurchased $11.9 million of senior subordinated notes for $5.6 million, plus accrued interest. We also made $9.9 million of tax distributions to equity holders related to the taxable gain on the Sale. This was the final tax distribution to equity holders related to the Sale.

With the proceeds from the Sale and borrowings of approximately $229.2 million of debt, in first quarter 2008, we repaid all of the borrowings under the previous revolving credit facility, Tranche E term loan, delayed-draw term loan, and the borrowings secured by our receivables, which totaled $925.6 million, and we terminated those credit facilities. In addition, we (1) contributed $20.7 million to our pension plans, (2) repaid $10.5 million of short-term borrowings, (3) terminated all of our interest rate swap agreements using approximately $11.9 million of cash, (4) made $127.3 million of tax distributions to our equity holders, (5) paid $18.3 million to repurchase the equity units of employees terminated in connection with the Sale, and (6) funded working capital and other operating requirements.

The following discussion describes our debt structure in more detail.

Debt Structure

At March 31, 2009, and December 31, 2008, our long-term debt was as follows:

	March 31,	December 31,
	2009	2008
	(millions)

Asset-based revolving credit facility, due 2013	$75.0	$75.0
7.125% senior subordinated notes, due 2014	228.1	240.0
Total long-term debt	$303.1	$315.0

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into the Revolving Credit Facility with Bank of America. As part of the syndication process, the Revolving Credit Facility was amended in April 2008 to revise the pricing and incorporate additional covenants. At March 31, 2009, and December 31, 2008, we had $75.0 million of borrowings outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the three months ended March 31, 2009, the average interest rate for our borrowings under the Revolving Credit Facility was 3.0%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the Revolving Credit Facility were $75.0 million during the three months ended March 31, 2009. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed-charge coverage ratio is below 1:1, as it was on March 31, 2009, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility.

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That covenant was not applicable on March 31, 2009. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At March 31, 2009, we had $14.2 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. In connection with the Sale, we repurchased $160.0 million of the notes at par on April 15, 2008. During the three months ended March 31, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in “Gain on repurchase of long-term debt” in our Consolidated Statement of Loss.

Other

For the three months ended March 31, 2009 and 2008, cash payments for interest, net of interest capitalized, were $1.4 million and $8.8 million, respectively. The decrease in cash interest payments in first quarter 2009, relative to the same period a year ago, relates to the significant reduction in debt in February 2008 with the proceeds from the Sale.

At March 31, 2009, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $122.9 million less than the amount reported on our Consolidated Balance Sheet.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. At March 31, 2009, there have been no material changes to our contractual obligations outside the normal course of business, except as disclosed in Note 12, Debt, and Note 15, Retirement and Benefit Plans, of the Notes to Unaudited Quarterly Financial Statements in “Item 1. Financial Statements” of this Form 10-Q. During the three months ended March 31, 2009, we repurchased $11.9 million of senior subordinated notes, and we decreased our pension obligation approximately $52.4 million.

Off-Balance-Sheet Activities

At March 31, 2009, and December 31, 2008, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2009, there have been no material changes to the guarantees disclosed in our 2008 Form 10-K.

Environmental

For information on environmental issues, see Environmental in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K.

As of March 31, 2009, there have been no changes to our critical accounting estimates, except as follows:

Other-Than-Temporary Impairment of Equity Method Investment

On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The fair value of our investment in Boise Inc. was calculated based on our 37.1 million of Boise Inc. shares and Boise Inc.’s stock price on March 31, 2009, of $0.61. The carrying value of our investment is calculated as the sum of (1) the amount recorded in “Investment in equity affiliate” on our Consolidated Balance Sheet and (2) the amount of accumulated other comprehensive income related to our investment in Boise Inc. recorded within “Series B equity units” on our Consolidated Balance Sheet.

We made the other than temporary impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, in first quarter 2009, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Loss and reduced by $40.8 million accumulated other comprehensive loss related to our investment in Boise Inc. (which was accumulated monthly from recording our proportionate share of Boise Inc.’s other comprehensive income or loss). In addition, we decreased “Investment in equity affiliate” $2.2 million, to reduce the aggregate carrying value of our investment recorded on our Consolidated Balance Sheet to its fair value on March 31, 2009, of $0.61 per share.

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

Pensions

As a result of our freezing the pension benefits in our Salaried Plan and our nonqualified plans so that no future benefits accrue after December 31, 2009 (see Note 15, Retirement and Benefit Plans, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of

this Form 10-Q), our expected annual pension expense decreased, and a 0.25% change in either direction to the discount rate, the expected rate of return on plan assets, or the rate of compensation increases would have the following effect on 2009 pension expense:

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
	(millions)
2009 Expense
Discount rate (a)	$12.5	$(0.7)	$0.7
Expected rate of return on plan assets	12.5	(0.6)	0.6
Rate of compensation increases (b)	12.5	0.1	(0.1)

(a)                                  The discount rate used to calculate pension expense for the amended plans is 6.9% for the period of March 18, 2009, to December 31, 2009, while the discount rate for all other plans and for the amended plans for the period of January 1 to March 17, 2009, is 6.1%.

(b)                                 There are no expected compensation increases for the amended plans, as no future benefits will accrue in these plans after December 31, 2009.

Goodwill and Intangible Asset Impairment

Due to the continued declines in housing starts and the resulting weak demand for building products, we performed the first step of the goodwill impairment test again in first quarter 2009. In conducting our impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting our estimated cost of funds. We determined that the fair value of each of our reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed. However, the analysis requires significant judgments and estimates to be made by management, including estimates of future cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. We believe the assumptions are reasonable and reflect forecasted market conditions as of the valuation date; however, we cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Should the markets for building products deteriorate further, should we make strategic decisions in response to continued difficult economic and competitive conditions, should we decide to invest capital differently, and should other cash flow assumptions change, it is reasonably possible that our determination that goodwill is not impaired could change in the near term. As additional information becomes known, we may change our estimates.

New and Recently Adopted Accounting Standards

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009. The adoption will affect our disclosures only and will have no impact on our financial position or results of operations.

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

In January 2008, we adopted SFAS No. 157, Fair Value Measurements. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In accordance with the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, we deferred until January 1, 2009, the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities that were recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of these pronouncements did not have a material impact on our financial position or results of operations; however, it could have an impact in future periods.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) could also impact the assessment of goodwill for impairment. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009, and they did not have a material impact on our financial position or results of operations. However, the accounting for future business combinations will be significantly changed by the adoption of the standard.

ITEM 3.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to financial risks such as changes in interest rates, credit risk, changes in energy prices, and foreign currency exchange rates. We do not use derivative instruments for speculative purposes, although derivative instruments purchased to minimize risk, if any, may not qualify for hedge accounting.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents and bank credit facility. In 2009, we did not use any interest rate swap contracts to manage this risk.

In first quarter 2008, we significantly decreased our variable-rate debt with the proceeds from the sale of our Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale). As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million. The interest rate swaps were considered economic hedges. During the three months ended March 31, 2008, we recorded the fair value of the interest rate swaps, or $6.3 million of expense, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss.

Credit Risk

We are exposed to credit risk on the accounts receivables from our customers. In order to reduce this risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2009, and December 31, 2008, the receivables from a single customer accounted for approximately 17% and 20% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Foreign Currency Risk

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. At March 31, 2009, we had no material foreign currency hedges.

Energy Risk

Generally, we purchase natural gas at the prevailing market price at the time of delivery, and as such, we are subject to fluctuations in market prices. Occasionally, we enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. At March 31, 2009, we had no material derivative instruments related to our forecasted natural gas purchases.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership and Boise Cascade, L.L.C., issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc. stock. During the three months ended March 31, 2009, we settled our obligation related to the CVRs using 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the Boise Inc. share price on the date we settled our obligation with shares and the carrying amount of the shares recorded on our Consolidated Balance Sheet.

In 2008, we recorded the fair value of the CVR liability and associated expense based on a simulation analysis that considered the likelihood of Boise Inc. investors receiving payment under the Contingent Value Rights Agreement. We updated the simulation model each quarter and revalued the liability based on the results. For the three months ended March 31, 2008, we recognized $4.8 million of expense in “Change in fair value of contingent value rights” in our Consolidated Statement of Loss.

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

During the three months ended March 31, 2009, there were no material changes in our internal controls over financial reporting. In conjunction with the February 22, 2008, sale of our Paper and Packaging & Newsprint assets, we entered into an Outsourcing Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Agreement, as of the end of the quarter covered by the quarterly report on this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well-conceived and well-operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We have also designed our disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II—OTHER INFORMATION

ITEM 1.                                           LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.                                  RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A. Risk Factors” of our 2008 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors for the three months ended March 31, 2009, from those listed in our 2008 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Bernadette Madarieta
Bernadette Madarieta Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  May 7, 2009

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2009

Number	Description

10.1(a)	Amendment No. 1 (dated February 20, 2009) to Director Equity Agreement dated April 3, 2006

10.2(a)	Amendment No. 1 (dated February 20, 2009) to Management Equity Agreement dated April 3, 2006

10.3(a)	First Amendment (dated February 20, 2009) to Employment Agreement between Boise Cascade, L.L.C., and Duane McDougall dated November 20, 2008

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(a)          Incorporated by reference to Current Report on Form 8-K dated February 26, 2009.