Form 10-Q
period 2009-06-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2009-08-12
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

iii

PART 1—FINANCIAL INFORMATION

ITEM 1.                                                 FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended June 30
	2009	2008
	(thousands)
Sales
Trade	$512,247	$743,402
Related parties	8,933	13,786
	521,180	757,188

Costs and expenses
Materials, labor, and other operating expenses	463,699	649,886
Materials, labor, and other operating expenses from related parties	6,332	23,009
Depreciation, amortization, and depletion	11,448	8,684
Selling and distribution expenses	47,771	57,600
General and administrative expenses	6,863	7,859
General and administrative expenses from related party	2,503	2,526
Loss on sale of Paper and Packaging & Newsprint assets	—	3,328
Other (income) expense, net	(1,751)	8,635
	536,865	761,527

Loss from operations	(15,685)	(4,339)

Equity in net income (loss) of affiliate	30,306	(8,845)
Foreign exchange gain	715	890
Change in fair value of contingent value rights	—	743
Interest expense	(6,135)	(6,427)
Interest income	178	2,559
	25,064	(11,080)

Income (loss) before income taxes	9,379	(15,419)
Income tax (provision) benefit	(68)	23
Net income (loss)	$9,311	$(15,396)

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Loss

(unaudited)

	Six Months Ended June 30
	2009	2008
	(thousands)
Sales
Trade	$919,971	$1,624,202
Related parties	14,636	109,568
	934,607	1,733,770

Costs and expenses
Materials, labor, and other operating expenses	844,770	1,530,544
Materials, labor, and other operating expenses from related parties	18,622	29,189
Depreciation, amortization, and depletion	22,567	18,719
Selling and distribution expenses	93,012	120,965
General and administrative expenses	13,788	22,511
General and administrative expenses from related party	4,936	3,504
Gain on sale of Paper and Packaging & Newsprint assets	—	(4,735)
Other (income) expense, net	930	7,693
	998,625	1,728,390

Income (loss) from operations	(64,018)	5,380

Equity in net income (loss) of affiliate	33,311	(17,397)
Impairment of investment in equity affiliate	(43,039)	—
Foreign exchange gain	383	277
Change in fair value of contingent value rights	194	(4,030)
Change in fair value of interest rate swaps	—	(6,284)
Gain on repurchase of long-term debt	6,026	—
Interest expense	(11,751)	(21,808)
Interest income	575	5,160
	(14,301)	(44,082)

Loss before income taxes	(78,319)	(38,702)
Income tax provision	(551)	(1,132)
Net loss	$(78,870)	$(39,834)

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2009	2008
	(thousands)
ASSETS

Current
Cash and cash equivalents	$204,590	$275,803
Receivables
Trade, less allowances of $2,002 and $1,843	133,715	78,393
Related parties	2,075	3,112
Other	2,286	5,907
Inventories	239,957	279,023
Prepaid expenses and other	6,062	1,296
	588,685	643,534

Property
Property and equipment, net	279,371	291,999
Timber deposits	7,827	8,632
	287,198	300,631

Investment in equity affiliate	53,156	20,985
Deferred financing costs	6,391	7,862
Goodwill	12,170	12,170
Intangible assets, net	9,063	9,248
Other assets	8,621	6,009
Total assets	$965,284	$1,000,439

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

(unaudited)

	June 30,	December 31,
	2009	2008
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$118,678	$69,478
Related parties	2,792	2,195
Accrued liabilities
Compensation and benefits	30,349	38,228
Interest payable	3,632	3,930
Other	16,410	30,893
	171,861	144,724

Debt
Long-term debt	303,146	315,000

Other
Compensation and benefits	123,885	172,275
Other long-term liabilities	12,584	12,125
	136,469	184,400

Redeemable equity units
Series B equity units — 2,764,854 units and 2,920,574 units outstanding	2,765	2,920
Series C equity units — 19,171,470 units and 11,016,668 units outstanding	3,958	3,037
	6,723	5,957

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000,000 units authorized and outstanding	85,462	81,967
Series B equity units — no par value; 550,000,000 units authorized and 532,558,673 units and 532,414,853 units outstanding	261,623	268,391
Series C equity units — no par value; 44,000,000 units authorized and 11,951,751 units and 11,183,000 units outstanding	—	—
Total capital	347,085	350,358

Total liabilities and capital	$965,284	$1,000,439

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30
	2009	2008
	(thousands)
Cash provided by (used for) operations
Net loss	$(78,870)	$(39,834)
Items in net loss not using (providing) cash
Equity in net (income) loss of affiliate	(33,311)	17,397
Impairment of investment in equity affiliate	43,039	—
Depreciation, depletion, and amortization of deferred financing costs and other	23,836	19,456
Related-party interest income	—	(2,760)
Pension and other postretirement benefit expense	7,473	7,787
Change in fair value of contingent value rights	(194)	4,030
Change in fair value of interest rate swaps	—	6,284
Management equity units expense, excluding expense related to the Sale	1,496	1,086
Gain on repurchase of long-term debt	(6,026)	—
Gain on sale of assets, net	(248)	(8,399)
Facility closure and curtailment costs	1,968	—
Loss on sale of note receivable from related party	—	8,313
Other	(584)	(257)
Decrease (increase) in working capital, net of acquisitions and dispositions
Receivables	(52,812)	(80,234)
Inventories	39,903	34,555
Prepaid expenses and other	(3,281)	(2,324)
Accounts payable and accrued liabilities	41,366	17,137
Pension and other postretirement benefit payments	(25,088)	(20,775)
Current and deferred income taxes	(21)	(1,129)
Other	(2,573)	303
Cash used for operations	(43,927)	(39,364)

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	242	1,226,698
Proceeds from sale of note receivable from related party	—	52,781
Expenditures for property and equipment	(8,102)	(27,869)
Acquisition of businesses and facilities	(4,598)	—
Increase in restricted cash	—	(183,290)
Decrease in restricted cash	—	183,290
Other	1,536	(742)
Cash provided by (used for) investment	(10,922)	1,250,868

Cash provided by (used for) financing
Issuances of long-term debt	60,000	240,000
Payments of long-term debt	(65,627)	(1,085,563)
Short-term borrowings	—	(10,500)
Tax distributions to members	(10,719)	(127,884)
Repurchase of management equity units	(18)	(28,398)
Cash paid for termination of interest rate swaps	—	(11,918)
Other	—	(4,185)
Cash used for financing	(16,364)	(1,028,448)

Increase (decrease) in cash and cash equivalents	(71,213)	183,056

Balance at beginning of the period	275,803	57,623

Balance at end of the period	$204,590	$240,679

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2007	66,000	$78,463	530,357	$876,693	—	$10,268	$965,424

Net loss (a)	—	—	—	(287,978)	—	—	(287,978)
Other comprehensive income (loss), net of tax (a) (b)
Cash flow hedges	—	—	—	(133)	—	—	(133)
Unfunded accumulated benefit obligation	—	—	—	(151,773)	—	—	(151,773)
Equity in other comprehensive loss of equity affiliate	—	—	—	(41,984)	—	—	(41,984)
Paid-in-kind dividend	—	6,246	—	(6,246)	—	—	—
Tax distributions to members	—	(2,742)	—	(128,945)	—	—	(131,687)
Allocation of profit interest to Series C equity units	—	—	—	10,268	—	(10,268)	—
Fair market value adjustment of redeemable equity units	—	—	—	(11,338)	—	—	(11,338)
Allocation of redeemable equity units to Capital	—	—	2,058	6,923	11,183	—	6,923
Other	—	—	—	2,904	—	—	2,904
Balance at December 31, 2008 (c)	66,000	81,967	532,415	268,391	11,183	—	350,358

Net loss (a)	—	—	—	(78,870)	—	—	(78,870)
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	32,200	—	—	32,200
Equity in other comprehensive income of equity affiliate	—	—	—	1,560	—	—	1,560
Impairment of investment in equity affiliate	—	—	—	40,824	—	—	40,824
Paid-in-kind dividend	—	3,261	—	(3,261)	—	—	—
Tax distributions to members	—	234	—	77	—	—	311
Allocation of redeemable equity units to Capital	—	—	144	340	769	—	340
Other	—	—	—	362	—	—	362
Balance at June 30, 2009 (c)	66,000	$85,462	532,559	$261,623	11,952	$—	$347,085

(a)                                  Total comprehensive income (loss) for the three and six months ended June 30, 2009, was $9.6 million and $(4.3) million, compared with $(15.2) million and $(75.8) million for the three and six months ended June 30, 2008.

(b)                                 Total other comprehensive income (loss) for the three and six months ended June 30, 2009, was $0.3 million and $74.6 million, compared with $0.2 million and $(35.9) million for the three and six months ended June 30, 2008.

(c)                                  Accumulated other comprehensive loss at June 30, 2009, and December 31, 2008, was $48.2 million and $122.8 million, respectively.

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

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we have a significant indirect financial interest in the results of the sold businesses. At June 30, 2009, we had a 47.5% ownership interest in Boise Inc. The equity interest we own in Boise Inc. represents a significant continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Paper and Packaging & Newsprint segment results through February 21, 2008, are included in our Consolidated Statement of Loss for the six months ended June 30, 2008, and we did not define the sold assets as discontinued operations.

After the Sale, we operate our business in the following three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. See Note 17, Segment Information, for additional information about our reportable segments.

Basis of Presentation

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The net income (loss) for the three and six months ended June 30, 2009 and 2008, involved estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the evaluation of our investment in Boise Inc. for other-than-temporary impairment; the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement and other postemployment benefits; and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets; volatile equity, foreign currency, and energy markets; and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. Quarterly results are not necessarily indicative of results that may be expected for the full year.

We evaluated subsequent events up to August 12, 2009, the date we filed these consolidated financial statements and notes with the Securities and Exchange Commission (SEC). We concluded that there were no subsequent events that would require adjustment to these consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation.

2.             Sale of Our Paper and Packaging & Newsprint Assets

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets to Boise Inc. for $1,277.2 million of cash consideration, $285.2 million of net stock consideration, and a $41.0 million paid-in-kind promissory note receivable. We recorded a $9.3 million gain, of which we recognized $4.7 million in our Consolidated Statement of Loss for the six months ended June 30, 2008. In the first six months of 2008, we deferred $4.6 million of the gain as a reduction of our investment in Boise Inc. in accordance with Emerging Issues Task Force (EITF) No. 01-02, Interpretations of Accounting Principles Board (APB) Opinion No. 29. In subsequent periods, the gain decreased from $9.3 million to $5.7 million primarily due to transaction-related expenses and adjustments. For more information related to the Sale, see Note 3, Sale of Our Paper and Packaging & Newsprint Assets, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K.

3.             Investment in Equity Affiliate

In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. Our ownership interest provides us with the ability to exercise significant influence. Accordingly, we account for our investment in Boise Inc. under the equity method of accounting. We adjust the amount of our investment monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. As a result, our aggregate investment in Boise Inc. is recorded in a combination of the “Investment in equity affiliate” and other comprehensive income accounts within “Series B equity units” on our Consolidated Balance Sheets. Our ownership interest, and consequently our proportionate share of Boise Inc.’s net income or loss, changes when we or Boise Inc. engage in transactions of Boise Inc. common stock with third parties. At June 30, 2009, we owned 37.0 million shares, or 47.5%, of Boise Inc. Changes in ownership interest may also result in our recording an ownership interest dilution gain or loss.

During the three and six months ended June 30, 2009, we recorded $30.3 million of income and $9.7 million of net expense related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), compared with net expense of $8.8 million and $17.4 million during the three and six months ended June 30, 2008, as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(thousands)
Equity in net income (loss) of Boise Inc. (a)	$24,256	$(8,933)	$23,304	$(17,485)
Amortization of basis differential (b)	6,050	88	11,032	88
Loss on shares issued for settlement of CVR liability (c)	—	—	(1,025)	—
Equity in net income (loss) of affiliate	30,306	(8,845)	33,311	(17,397)
Impairment of investment in equity affiliate (d)	—	—	(43,039)	—
Total	$30,306	$(8,845)	$(9,728)	$(17,397)

(a)                                  Includes a $0.6 million dilution loss due to the vesting of Boise Inc. restricted stock during the six months ended June 30, 2009.

(b)                                 At June 30, 2009, the carrying value of our investment in Boise Inc. was approximately $227.4 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to the write-down of our investment in Boise Inc. In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, we are amortizing the difference to income on a straight-line basis over 9.4 years, which represents the remaining weighted-average useful life of Boise Inc.’s assets. The amortization of the basis differential resulted in our recognizing $6.1 million and $11.0 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2009, and will result in our recognizing approximately $24.1 million of income per year for the next 9.4 years, which will be increased or decreased by our proportionate share of Boise Inc.’s net income or loss.

(c)                                  During the six months ended June 30, 2009, we settled our obligation related to the contingent value rights (CVRs) we issued to holders of Boise Inc. common stock. In connection with the settlement, in first quarter 2009, we transferred ownership of 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the market price on the date we settled our obligation with the shares and the carrying amount of the shares recorded on our Balance Sheet. For more information, see Note 13, Financial Instrument Risk.

(d)                                 On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18. The fair value of our investment in Boise Inc. was calculated based on our 37.1 million of Boise Inc. shares and Boise Inc.’s stock price on March 31, 2009, of $0.61. The carrying value of our investment is calculated as the sum of (1) the amount recorded in “Investment in equity affiliate” on our Consolidated Balance Sheet and (2) the amount of accumulated other comprehensive income related to our investment in Boise Inc. recorded within “Series B equity units” on our Consolidated Balance Sheet.

We made the other than temporary impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, for the six months ended June 30, 2009, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Loss and reduced by $40.8 million accumulated other comprehensive loss related to our investment in Boise Inc. (which was accumulated monthly from recording our proportionate share of Boise Inc.’s other comprehensive income or loss). In addition, we decreased “Investment in equity affiliate” $2.2 million to reduce the aggregate carrying value of our investment recorded on our Consolidated Balance Sheet to its fair value on March 31, 2009, of $0.61 per share.

On June 30, 2009, we evaluated whether our investment in Boise Inc. was other than temporarily impaired in accordance with APB Opinion No. 18 and concluded that it was not. The fair value of our investment of $1.72 per share exceeded the carrying value of $1.44 per share on that date. We will continue to monitor the value of Boise Inc.’s stock and our carrying value. Should market conditions and/or Boise Inc.’s financial performance deteriorate, it is possible that we will be required to record a noncash impairment charge that could have a material impact on our Consolidated Statements of Income (Loss). As additional information becomes known, we may change our estimates.

The following table presents summarized income statement information for Boise Inc. for the three and six months ended June 30, 2009 and 2008. Income statement information for the period of January 1 through February 21, 2008, is included in our Consolidated Statement of Loss for the six months ended June 30, 2008, and therefore is not included in the amounts below:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(thousands)

Sales	$479,367	$618,407	$979,652	$846,395
Costs and expenses	382,783	610,777	861,639	848,046
Income (loss) from operations	96,584	7,630	118,013	(1,651)
Net income (loss)	50,883	(18,050)	49,967	(34,421)

4.             Transactions With Related Parties

Sales

During the three and six months ended June 30, 2009, we sold $4.0 million and $7.2 million of fiber to Boise Inc., compared with $10.5 million and $14.7 million during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2009, we sold $4.9 million and $7.4 million to Louisiana Timber Procurement Company L.L.C., an unconsolidated entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc., at prices designed to approximate market, compared with $3.3 million and $4.8 million during the three and six months ended June 30, 2008. These sales are chip and pulpwood sales from our Wood Products segment and are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

Prior to the Sale, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the six months ended June 30, 2008, sales to OfficeMax were $90.1 million. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

Costs and Expenses

During the three and six months ended June 30, 2009, we purchased $5.2 million and $16.4 million of fiber from Louisiana Timber Procurement Company L.L.C., compared with $21.2 million and $26.7 million during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2009, we purchased $0.7 million and $1.3 million of transportation services from Boise Inc., compared with $1.3 million and $1.8 million during the three and six months ended June 30, 2008. We purchased the fiber and transportation services at prices that approximated market prices. These costs are recorded in “Materials, labor, and other operating expenses from related parties” in our Consolidated Statements of Income (Loss).

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee. The absorption fee of $3.0 million is allocated among the services provided under the contract and declines to zero in total and on an allocable basis over the remaining term of the agreement. During the three and six months ended June 30, 2009 and 2008, we recognized expenses related to the Outsourcing Services Agreement in our Consolidated Statements of Income (Loss) as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(thousands)
Materials, labor, and other operating expenses from related parties	$463	$552	$953	$741
Selling and distribution expenses	656	746	1,349	980
General and administrative expenses from related party	2,503	2,526	4,936	3,504
	$3,622	$3,824	$7,238	$5,225

Tax Distributions

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of BC Holdings and affiliates to pay income taxes. During the six months ended June 30, 2009 and 2008, we made $10.7 million and $127.9 million of cash tax distributions, which in both years primarily related to the net taxable gain on the Sale. During the six months ended June 30, 2009 and 2008, we paid $8.1 million and $104.9 million to Forest Products Holdings (FPH), our majority owner. FPH in turn paid $5.2 million and $94.2 million to Madison Dearborn Partners, our equity sponsor, $2.9 million and $10.3 million to management investors, and in 2008, $0.4 million to nonmanagement affiliates. For the six months ended June 30, 2009 and 2008, we paid $2.6 million and $23.0 million to OfficeMax to fund their tax obligations related to their investments in us.

5.             Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2009, and December 31, 2008, we had $1.1 million and $3.0 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. These rebates and allowances are accounted for in accordance with

EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates provided to our customers are accounted for in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. The rebates are recorded as a decrease in sales. At June 30, 2009, and December 31, 2008, we had $8.0 million and $11.4 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

6.             Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(thousands)
Facility closures and curtailments (a)	$(932)	$(19)	$3,745	$1,296
Changes in pension plans (see Note 15)	—	—	(747)	—
Loss on sale of note receivable from related party (b)	—	8,313	—	8,313
Sales of assets, net	(173)	287	(255)	(2,044)
Other, net	(646)	54	(1,813)	128
	$(1,751)	$8,635	$930	$7,693

(a)                                  In the first half of 2009, we closed the lumber manufacturing facility in La Grande, Oregon, and during the three and six months ended June 30, 2009, we recorded $0.9 million of income and $3.4 million of expense in “Other (income) expense, net.” In addition, we recorded $2.6 million and $5.2 million of accelerated depreciation in “Depreciation, amortization, and depletion” for the three and six months ended June 30, 2009, and $0.6 million of expenses in “Materials, labor, and other operating expenses” during the six months ended June 30, 2009, in our Consolidated Statements of Income (Loss).

(b)                                 In June 2008, we sold the note receivable from Boise Inc. for $52.8 million, after selling expenses, and recorded an $8.3 million loss on the sale.

7.             Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $3.2 million and $3.3 million for the three months ended June 30, 2009 and 2008, and $6.5 million and $8.7 million for the six months ended June 30, 2009 and 2008. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $5.9 million for the remainder of 2009, $11.3 million in 2010, $10.0 million in 2011, $9.2 million in 2012, $8.0 million in 2013, and $6.9 million in 2014, with total payments thereafter of $32.8 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

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

Income Tax (Provision) Benefit

Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the three months ended June 30, 2009, income tax expense was $0.1 million, compared with a small tax benefit in the same period in the prior year. Income tax expense was $0.6 million and $1.1 million for the six months ended June 30, 2009 and 2008. During the three months ended June 30, 2009 and 2008, our effective tax rate for our separate subsidiaries that are taxed as corporations was 34.0%. Our effective tax rates were 34.0% and 35.4% for the six months ended June 30, 2009 and 2008. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

During the three months ended June 30, 2009 and 2008, we paid $0.6 million and $0.9 million of tax, net of income taxes refunded. We paid $0.6 million and $0.5 million of income taxes, net of refunds received, during the six months ended June 30, 2009 and 2008, respectively.

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

9.             Inventories

Inventories include the following:

	June 30, 2009	December 31, 2008
	(thousands)
Finished goods and work in process	$198,061	$211,051
Logs	25,546	50,930
Other raw materials and supplies	16,350	17,042
	$239,957	$279,023

10.          Property and Equipment, Net

Property and equipment, net, consisted of the following asset classes:

	June 30, 2009	December 31, 2008
	(thousands)
Land and land improvements	$36,089	$36,089
Buildings and improvements	109,413	106,966
Machinery and equipment	263,740	252,952
Construction in progress	13,943	20,954
	423,185	416,961
Less accumulated depreciation	(143,814)	(124,962)
	$279,371	$291,999

11.          Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. At both June 30, 2009, and December 31, 2008, we had $12.2 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $6.6 million was recorded in our Wood Products segment.

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

Due to the continued declines in housing starts and the resulting weak demand for building products, we performed the first step of the goodwill impairment test again in first quarter 2009. In conducting our impairment analysis, we utilized the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting our estimated cost of funds. We determined that the fair value of each of our reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed. However, the analysis requires significant judgments and estimates to be made by management, including estimates of future cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. We believe the assumptions are reasonable and reflect forecasted market conditions as of the valuation date; however, we cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Should the markets for building products deteriorate further, should we make strategic decisions in response to continued difficult economic and competitive conditions, should we decide to invest capital differently, and should other cash flow assumptions change, it is reasonably possible that our determination that goodwill is not impaired could change in the near term. Absent early indicators of impairment, we will perform our annual assessment in fourth quarter 2009. As additional information becomes known, we may change our estimates.

At June 30, 2009, and December 31, 2008, intangible assets represent the values assigned to trade names and trademarks, customer relationships, and a noncompete agreement. The trade names and trademark assets have an indefinite life and are not amortized. Customer relationships are amortized over five years, and the noncompete agreement is amortized over two years.

Intangible assets consisted of the following:

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,962)	138
Noncompete agreement	25	—	25
	$11,025	$(1,962)	$9,063

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,752)	348
	$11,000	$(1,752)	$9,248

Intangible asset amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2009 and 2008, respectively. Amortization expense is not expected to be significant after 2009.

12.          Debt

At June 30, 2009, and December 31, 2008, our long-term debt was as follows:

	June 30,	December 31,
	2009	2008
	(thousands)
Asset-based revolving credit facility, due 2013	$75,000	$75,000
7.125% senior subordinated notes, due 2014	228,146	240,000
Total long-term debt	$303,146	$315,000

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into a five-year, $350 million senior secured asset-based revolving credit facility with Bank of America (Revolving Credit Facility). As part of the syndication process, the Revolving Credit Facility was amended in April 2008 to revise the pricing and incorporate additional covenants. In May 2009, we repaid, and subsequently reborrowed, $60.0 million of outstanding borrowings under the Revolving Credit Facility, and we amended the Revolving Credit Facility to permanently reduce the lending commitments by $60 million, bringing the total commitments to $290 million. At both June 30, 2009, and December 31, 2008, we had $75.0 million of borrowings outstanding under the Revolving Credit Facility. Interest rates under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the six months ended June 30, 2009, the average interest rate for our borrowings under the Revolving Credit Facility was 2.9%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the Revolving Credit Facility were $15.0 million and $75.0 million during the six months ended June 30, 2009. The weighted average amount of borrowings outstanding under the Agreement during the six months ended June 30, 2009, was $73.0 million. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed-charge coverage ratio is below 1:1, as it was on June 30, 2009, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. At June 30, 2009, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $282.3 million.

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That covenant was not applicable on June 30, 2009. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At June 30, 2009, we had $19.5 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. In connection with the Sale, we repurchased $160.0 million of the notes at par during the six months ended June 30, 2008. During the six months ended June 30, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in “Gain on repurchase of long-term debt” in our Consolidated Statement of Loss.

Other

For the six months ended June 30, 2009 and 2008, cash payments for interest, net of interest capitalized, were $10.3 million and $24.2 million, respectively. The decrease in cash interest payments in the first half of 2009, relative to the same period a year ago, relates to the significant reduction in debt in February 2008 with the proceeds from the Sale.

At June 30, 2009, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $107.5 million less than the amount reported on our Consolidated Balance Sheet.

13.          Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, credit risk, changes in energy prices, and foreign currency exchange rates. We do not use derivative instruments for speculative purposes, although derivative instruments purchased to minimize risk, if any, may not qualify for hedge accounting.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents and bank credit facility. In the first half of 2009, we did not use any interest rate swap contracts to manage this risk.

In the first half of 2008, we significantly decreased our variable-rate debt with the proceeds from the Sale. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million. The interest rate swaps were considered economic hedges. During the six months ended June 30, 2008, we recorded the fair value of the interest rate swaps, or $6.3 million of expense, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss.

Concentration of Risk

We are exposed to credit risk related to customer accounts receivable. In order to reduce this risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2009, and December 31, 2008, the receivables from a single customer accounted for approximately 18% and 20% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Foreign Currency Risk

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. At June 30, 2009, we had no foreign currency hedges.

Energy Risk

Generally, we purchase natural gas at the prevailing market price at the time of delivery, and as such, we are subject to fluctuations in market prices. Occasionally, we enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. At June 30, 2009, we had no material derivative instruments related to our forecasted natural gas purchases.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership and Boise Cascade, L.L.C., issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc. stock. During the six months ended June 30, 2009, we settled our obligation related to the CVRs using 0.8 million of Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the market price on the date we settled our obligation with shares and the carrying amount of the shares recorded on our Consolidated Balance Sheet.

In 2008, we recorded the fair value of the CVR liability and associated expense based on a simulation analysis that considered the likelihood of Boise Inc. investors receiving payment under the Contingent Value Rights Agreement. We updated the simulation model each quarter and revalued the liability based on the results. For the three and six months ended June 30, 2008, we recognized $0.7 million of income and $4.0 million of expense in “Change in fair value of contingent value rights” in our Consolidated Statements of Loss.

14.          New and Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, approving the FASB Accounting Standards Codification™ (Codification), which states that the Codification is the exclusive authoritative reference for U.S. generally accepted accounting principles (GAAP). The Codification is not expected to change U.S. GAAP. We will adopt SFAS No. 168 in third quarter 2009. We do not expect the adoption to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable-interest entities (VIEs). SFAS No. 167 requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We will adopt SFAS No. 167 on January 1, 2010, and we do not expect the adoption to have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 on June 30, 2009. In accordance with SFAS No. 165, we disclosed the date through which we evaluated subsequent events in Note 1, Nature of Operations and Basis of Presentation. The adoption did not have a material impact on our financial position or results of operations.

In December 2008, FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. The FSP is effective for our 2009 Form 10-K. The adoption will affect our disclosures only and will have no impact on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) could also affect the assessment of goodwill for impairment. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009. Because the business combinations we have entered into in 2009 have been relatively small, the adoption did not have a material impact on our financial position or results of operations. However, the accounting for future, potentially larger business combinations may be affected more by the adoption of the standard.

15.          Retirement and Benefit Plans

On March 18, 2009, we amended our defined benefit pension plan for salaried employees (Salaried Plan) to freeze the Salaried Plan so that no future benefits will accrue after December 31, 2009. The amendment also freezes benefits in our nonqualified salaried pension plans. We accounted for the freeze in accordance with SFAS No. 88, Employers’ Accounting for Settlements of Defined Benefit Pension Plans and for Termination Benefits.

The freeze had the following impact on our consolidated financial statements:

Consolidated Statements of Income (Loss)

We accounted for the amendment as a plan curtailment, and we recognized a net $0.7 million noncash curtailment gain, primarily related to our nonqualified salaried pension plans. We recorded the gain in “Other (income) expense, net” in our Consolidated Statement of Loss for the six months ended June 30, 2009. Because the Salaried Plan has unrecognized losses, the curtailment gain associated with the amendment to the Salaried Plan was applied to partially offset the losses in the plan, resulting in no immediate gain recognition related to the Salaried Plan freeze.

As a result of the pension freeze, 2009 annual pension expense will decrease approximately $4.5 million. This reduction will be partially offset by incremental pension expense recognized in connection with the decision to indefinitely curtail lumber manufacturing at our facility in La Grande, Oregon.

Consolidated Balance Sheet

Relative to December 31, 2008, the pension liability reported on our June 30, 2009, Consolidated Balance Sheet decreased approximately $49.8 million due to the following:

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

•                  A $25.0 million first quarter 2009 contribution to the pension plans, partially offset by $7.5 million of pension expense for the six months ended June 30, 2009.

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

The following table presents the pension and postretirement benefit costs:

	Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2009	2008	2009	2008
	(thousands)
Service cost	$2,487	$2,753	$—	$—
Interest cost	4,887	4,615	5	3
Expected return on plan assets	(4,606)	(4,542)	—	—
Recognized actuarial (gain) loss	(290)	(92)	5	—
Amortization of prior service costs and other	45	30	1	—
Company-sponsored plans	2,523	2,764	11	3
Multiemployer pension plans	—	13	—	—
Net periodic benefit cost	$2,523	$2,777	$11	$3

	Pension Benefits		Other Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(thousands)
Service cost	$5,440	$7,069	$—	$1
Interest cost	9,911	12,684	7	23
Expected return on plan assets	(9,166)	(12,536)	—	—
Recognized actuarial (gain) loss	(267)	(204)	5	(13)
Amortization of prior service costs and other	91	256	—	—
Curtailment loss	1,452	404	—	—
Company-sponsored plans	7,461	7,673	12	11
Multiemployer pension plans	—	103	—	—
Net periodic benefit cost	$7,461	$7,776	$12	$11

In 2009, we were required to contribute $4.4 million to our pension plans and, in March 2009, we made $25.0 million of contributions, which exceeded our 2009 legal funding requirements and improved the funded status of the plans. In June 2009, we announced that we intend to sell up to 5 million of the approximately 37 million of Boise Inc. shares that we own. As of August 11, 2009, we had sold 1.2 million shares at an average net price of $2.48 per share. We expect to contribute the majority of the cash proceeds from the sale of the shares to our pension plans.

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

An analysis of our operations by segment is as follows:

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Depletion	(g)
	(millions)
Three Months Ended June 30, 2009
Building Materials Distribution	$433.6	$—	$0.1	$433.7	$7.6	$1.9	$9.6
Wood Products (a)	78.7	8.9	46.8	134.4	(19.2)	9.4	(9.8)
Corporate and Other	—	—	—	—	(3.4)	0.2	(3.3)
	512.3	8.9	46.9	568.1	(15.0)	11.5	(3.5)
Intersegment eliminations	—	—	(46.9)	(46.9)	—	—	—
Equity in net income of affiliate (b)	—	—	—	—	30.3	—	30.3
Interest expense	—	—	—	—	(6.1)	—	—
Interest income	—	—	—	—	0.2	—	—
	$512.3	$8.9	$—	$521.2	$9.4	$11.5	$26.8

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Party	segment	Total	Taxes	Depletion	(g)
	(millions)
Three Months Ended June 30, 2008
Building Materials Distribution	$609.9	$—	$0.1	$610.0	$15.3	$1.9	$17.3
Wood Products	133.5	13.8	78.7	226.0	(3.4)	6.7	3.3
Corporate and Other (c)	—	—	—	—	(15.3)	0.1	(15.4)
	743.4	13.8	78.8	836.0	(3.4)	8.7	5.2
Intersegment eliminations	—	—	(78.8)	(78.8)	—	—	—
Equity in net loss of affiliate (b)	—	—	—	—	(8.8)	—	(8.8)
Change in fair value of contingent value rights	—	—	—	—	0.7	—	0.7
Interest expense	—	—	—	—	(6.4)	—	—
Interest income	—	—	—	—	2.6	—	—
	$743.4	$13.8	$—	$757.2	$(15.4)	$8.7	$(2.9)

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Depletion	(g)
	(millions)
Six Months Ended June 30, 2009
Building Materials Distribution	$768.5	$—	$0.2	$768.7	$(0.9)	$3.8	$2.9
Wood Products (a)	151.5	14.6	84.8	250.9	(56.8)	18.5	(38.3)
Corporate and Other	—	—	—	—	(5.9)	0.3	(5.7)
	920.0	14.6	85.0	1,019.6	(63.6)	22.6	(41.1)
Intersegment eliminations	—	—	(85.0)	(85.0)	—	—	—
Equity in net income of affiliate (b)	—	—	—	—	33.3	—	33.3
Impairment of investment in equity affiliate (d)	—	—	—	—	(43.0)	—	(43.0)
Change in fair value of contingent value rights	—	—	—	—	0.2	—	0.2
Gain on repurchase of long-term debt	—	—	—	—	6.0	—	6.0
Interest expense	—	—	—	—	(11.8)	—	—
Interest income	—	—	—	—	0.6	—	—
	$920.0	$14.6	$—	$934.6	$(78.3)	$22.6	$(44.6)

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Party	segment	Total	Taxes	Depletion	(g)
	(millions)
Six Months Ended June 30, 2008
Building Materials Distribution	$1,113.6	$—	$0.3	$1,113.9	$14.1	$3.9	$18.0
Wood Products	252.2	19.5	153.1	424.8	(20.5)	14.2	(6.3)
Paper (e)	154.4	90.1	9.0	253.5	20.7	0.3	21.1
Packaging & Newsprint (e)	102.2	—	11.3	113.5	5.7	0.1	5.7
Corporate and Other (c)	1.8	—	6.8	8.6	(14.3)	0.2	(14.1)
	1,624.2	109.6	180.5	1,914.3	5.7	18.7	24.4
Intersegment eliminations	—	—	(180.5)	(180.5)	—	—	—
Equity in net loss of affiliate (b)	—	—	—	—	(17.4)	—	(17.4)
Change in fair value of contingent value rights	—	—	—	—	(4.0)	—	(4.0)
Change in fair value of interest rate swaps (f)	—	—	—	—	(6.3)	—	—
Interest expense	—	—	—	—	(21.8)	—	—
Interest income	—	—	—	—	5.2	—	—
	$1,624.2	$109.6	$—	$1,733.8	$(38.7)	$18.7	$2.9

(a)                                  Included $1.7 million and $9.2 million of expenses in income (loss) before taxes for the three and six months ended June 30, 2009, and $0.9 million of income and $4.0 million of expenses in EBITDA for the three and six months ended June 30, 2009, related to the closure of the lumber manufacturing facility in La Grande, Oregon.

(b)                                 Included $30.3 million and $33.3 million of income for the three and six months ended June 30, 2009, and $8.8 million and $17.4 million of expense for same periods in the prior year, related to our equity investment in Boise Inc. See Note 3, Investment in Equity Affiliate, for more information related to our investment in Boise Inc.

(c)                                  The three and six months ended June 30, 2008, included an $8.3 million loss on the sale of the note receivable from Boise Inc. See Note 6, Other (Income) Expense, Net, for more information. The six months ended June 30, 2008, included a $4.7 million gain on the Sale. The three months ended June 30, 2008, included $3.3 million of expenses related to the Sale.

(d)                                 On March 31, 2009, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18. Accordingly, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Loss for the six months ended June 30, 2009. See Note 3, Investment in Equity Affiliate, for more information.

(e)                                  As a result of the Sale, the six months ended June 30, 2008, include the results of the Paper and Packaging & Newsprint segments through February 21, 2008.

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

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(millions)
Net income (loss)	$9.3	$(15.4)	$(78.9)	$(39.8)
Change in fair value of interest rate swaps	—	—	—	6.3
Interest expense	6.1	6.4	11.8	21.8
Interest income	(0.2)	(2.6)	(0.6)	(5.2)
Income tax provision	0.1	—	0.6	1.1
Depreciation, amortization, and depletion	11.5	8.7	22.6	18.7
EBITDA	$26.8	$(2.9)	$(44.6)	$2.9

18.          Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Leases, and Note 12, Debt. We are a party to a number of long-term log and fiber supply agreements and utility purchase contracts that are discussed in Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At June 30, 2009, there have been no material changes to our commitments outside the normal course of business, except as disclosed in Note 12, Debt, and Note 15, Retirement and Benefit Plans, of this Form 10-Q.

Guarantees

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2009, there have been no material changes to the guarantees disclosed in the 2008 Form 10-K.

19.          Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. Certain amounts in prior periods’ consolidating financial statements have been reclassified to conform with the current period’s presentation. The senior subordinated notes are guaranteed on a senior subordinated basis jointly and severally by BC Holdings and each of its existing and future subsidiaries (other than:  (i) the co-issuers, Boise Cascade and Boise Cascade Finance Corporation; (ii) our foreign subsidiaries; and (iii) Birch Creek Investments L.L.C., which was dissolved on March 31, 2008). Other than the consolidated financial statements and footnotes for BC Holdings, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended June 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$509,971	$2,276	$—	$512,247
Intercompany	—	—	12	2,271	(2,283)	—
Related parties	—	—	8,933	—	—	8,933
	—	—	518,916	4,547	(2,283)	521,180

Costs and expenses
Materials, labor, and other operating expenses	—	64	461,394	4,639	(2,398)	463,699
Materials, labor, and other operating expenses from related parties	—	—	6,332	—	—	6,332
Depreciation, amortization, and depletion	—	114	10,874	460	—	11,448
Selling and distribution expenses	—	—	47,475	296	—	47,771
General and administrative expenses	—	1,404	5,344	—	115	6,863
General and administrative expenses from related party	—	2,503	—	—	—	2,503
Other (income) expense, net	—	42	(1,713)	(80)	—	(1,751)
	—	4,127	529,706	5,315	(2,283)	536,865

Loss from operations	—	(4,127)	(10,790)	(768)	—	(15,685)

Equity in net income of affiliate (Boise Inc.)	30,306	—	—	—	—	30,306
Foreign exchange gain	—	473	149	93	—	715
Interest expense	—	(6,135)	—	—	—	(6,135)
Interest income	—	114	64	—	—	178
	30,306	(5,548)	213	93	—	25,064

Income (loss) before income taxes and equity in net income (loss) of affiliates	30,306	(9,675)	(10,577)	(675)	—	9,379
Income tax provision	—	(32)	(15)	(21)	—	(68)

Income (loss) before equity in net income (loss) of affiliates	30,306	(9,707)	(10,592)	(696)	—	9,311

Equity in net income (loss) of affiliates	(20,995)	(11,288)	—	—	32,283	—
Net income (loss)	$9,311	$(20,995)	$(10,592)	$(696)	$32,283	$9,311

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended June 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$738,153	$5,249	$—	$743,402
Intercompany	—	—	—	5,276	(5,276)	—
Related parties	—	—	13,786	—	—	13,786
	—	—	751,939	10,525	(5,276)	757,188

Costs and expenses
Materials, labor, and other operating expenses	—	425	642,372	12,365	(5,276)	649,886
Materials, labor, and other operating expenses from related parties	—	—	23,009	—	—	23,009
Depreciation, amortization, and depletion	—	83	7,986	615	—	8,684
Selling and distribution expenses	—	—	56,632	968	—	57,600
General and administrative expenses	—	1,570	6,259	30	—	7,859
General and administrative expenses from related party	—	2,526	—	—	—	2,526
Loss on sale of Paper and Packaging & Newsprint assets	—	3,328	—	—	—	3,328
Other (income) expense, net	8,313	42	(1,659)	1,939	—	8,635
	8,313	7,974	734,599	15,917	(5,276)	761,527

Income (loss) from operations	(8,313)	(7,974)	17,340	(5,392)	—	(4,339)

Equity in net loss of Boise Inc.	(8,845)	—	—	—	—	(8,845)
Foreign exchange gain (loss)	—	246	(139)	783	—	890
Change in fair value of contingent value rights	—	743	—	—	—	743
Interest expense	—	(6,427)	—	—	—	(6,427)
Interest expense—intercompany	—	—	—	(20)	20	—
Interest income	1,774	719	59	7	—	2,559
Interest income—intercompany	—	20	—	—	(20)	—
	(7,071)	(4,699)	(80)	770	—	(11,080)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(15,384)	(12,673)	17,260	(4,622)	—	(15,419)
Income tax (provision) benefit	—	20	(2)	5	—	23

Income (loss) before equity in net income (loss) of affiliates	(15,384)	(12,653)	17,258	(4,617)	—	(15,396)

Equity in net income (loss) of affiliates	(12)	12,641	—	—	(12,629)	—
Net income (loss)	$(15,396)	$(12)	$17,258	$(4,617)	$(12,629)	$(15,396)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Six Months Ended June 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$916,440	$3,531	$—	$919,971
Intercompany	—	—	15	3,968	(3,983)	—
Related parties	—	—	14,636	—	—	14,636
	—	—	931,091	7,499	(3,983)	934,607

Costs and expenses
Materials, labor, and other operating expenses	—	—	840,502	8,366	(4,098)	844,770
Materials, labor, and other operating expenses from related parties	—	—	18,622	—	—	18,622
Depreciation, amortization, and depletion	—	227	21,418	922	—	22,567
Selling and distribution expenses	—	—	92,417	595	—	93,012
General and administrative expenses	—	2,991	10,682	—	115	13,788
General and administrative expenses from related party	—	4,936	—	—	—	4,936
Other (income) expense, net	—	(1,871)	3,023	(222)	—	930
	—	6,283	986,664	9,661	(3,983)	998,625

Income (loss) from operations	—	(6,283)	(55,573)	(2,162)	—	(64,018)

Equity in net income of affiliate (Boise Inc.)	33,311	—	—	—	—	33,311
Impairment of investment in equity affiliate	(43,039)	—	—	—	—	(43,039)
Foreign exchange gain	—	226	133	24	—	383
Change in fair value of contingent value rights	—	194	—	—	—	194
Gain on repurchase of long-term debt	—	6,026	—	—	—	6,026
Interest expense	—	(11,751)	—	—	—	(11,751)
Interest income	—	395	180	—	—	575
	(9,728)	(4,910)	313	24	—	(14,301)

Loss before income taxes and equity in net income (loss) of affiliates	(9,728)	(11,193)	(55,260)	(2,138)	—	(78,319)
Income tax (provision) benefit	—	(541)	11	(21)	—	(551)

Loss before equity in net income (loss) of affiliates	(9,728)	(11,734)	(55,249)	(2,159)	—	(78,870)

Equity in net income (loss) of affiliates	(69,142)	(57,408)	—	—	126,550	—
Net income (loss)	$(78,870)	$(69,142)	$(55,249)	$(2,159)	$126,550	$(78,870)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Six Months Ended June 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,613,705	$10,497	$—	$1,624,202
Intercompany	—	—	2	16,144	(16,146)	—
Related parties	—	—	109,568	—	—	109,568
	—	—	1,723,275	26,641	(16,146)	1,733,770

Costs and expenses
Materials, labor, and other operating expenses	—	1,811	1,512,920	27,033	(11,220)	1,530,544
Materials, labor, and other operating expenses from related parties	—	—	29,189	—	—	29,189
Depreciation, amortization, and depletion	—	260	17,081	1,378	—	18,719
Selling and distribution expenses	—	—	119,383	1,582	—	120,965
General and administrative expenses	1	5,762	21,438	236	(4,926)	22,511
General and administrative expenses from related party	—	3,504	—	—	—	3,504
Gain on sale of Paper and Packaging & Newsprint assets	—	(4,735)	—	—	—	(4,735)
Other (income) expense, net	8,313	262	(3,218)	2,336	—	7,693
	8,314	6,864	1,696,793	32,565	(16,146)	1,728,390

Income (loss) from operations	(8,314)	(6,864)	26,482	(5,924)	—	5,380

Equity in net loss of Boise Inc.	(17,397)	—	—	—	—	(17,397)
Foreign exchange gain (loss)	—	(197)	(142)	616	—	277
Change in fair value of contingent value rights	—	(4,030)	—	—	—	(4,030)
Change in fair value of interest rate swaps	—	(6,284)	—	—	—	(6,284)
Interest expense	—	(20,963)	—	(845)	—	(21,808)
Interest expense—intercompany	—	(158)	(2)	(1,419)	1,579	—
Interest income	2,760	2,265	121	14	—	5,160
Interest income—intercompany	—	52	1,527	—	(1,579)	—
	(14,637)	(29,315)	1,504	(1,634)	—	(44,082)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(22,951)	(36,179)	27,986	(7,558)	—	(38,702)
Income tax provision	—	(895)	(237)	—	—	(1,132)

Income (loss) before equity in net income (loss) of affiliates	(22,951)	(37,074)	27,749	(7,558)	—	(39,834)

Equity in net income (loss) of affiliates	(16,883)	20,191	—	—	(3,308)	—
Net income (loss)	$(39,834)	$(16,883)	$27,749	$(7,558)	$(3,308)	$(39,834)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at June 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$204,435	$19	$135	$—	$204,590
Receivables
Trade, less allowances	—	—	132,439	1,276	—	133,715
Related parties	—	81	1,994	—	—	2,075
Intercompany	—	—	56	106	(162)	—
Other	172	22	2,055	129	(92)	2,286
Inventories	—	—	235,083	4,874	—	239,957
Prepaid expenses and other	—	2,224	3,643	195	—	6,062
	173	206,762	375,289	6,715	(254)	588,685

Property
Property and equipment, net	—	3,091	263,377	12,903	—	279,371
Timber deposits	—	—	7,827	—	—	7,827
	—	3,091	271,204	12,903	—	287,198

Investment in equity affiliate (Boise Inc.)	53,156	—	—	—	—	53,156
Deferred financing costs	—	6,391	—	—	—	6,391
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,063	—	—	9,063
Other assets	—	116	8,505	—	—	8,621
Investments in affiliates	300,479	546,024	—	—	(846,503)	—
Total assets	$353,808	$762,384	$676,231	$19,618	$(846,757)	$965,284

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at June 30, 2009 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$7,634	$110,972	$72	$—	$118,678
Related parties	—	1,673	1,119	—	—	2,792
Intercompany	—	—	106	56	(162)	—
Accrued liabilities
Compensation and benefits	—	10,692	19,502	155	—	30,349
Interest payable	—	3,632	—	—	—	3,632
Other	—	2,042	14,027	433	(92)	16,410
	—	25,673	145,726	716	(254)	171,861

Debt
Long-term debt	—	303,146	—	—	—	303,146

Other
Compensation and benefits	—	123,885	—	—	—	123,885
Other long-term liabilities	—	9,201	3,383	—	—	12,584
	—	133,086	3,383	—	—	136,469

Redeemable equity units
Series B equity units	2,765	—	—	—	—	2,765
Series C equity units	3,958	—	—	—	—	3,958
Redeemable equity units	—	6,723	—	—	(6,723)	—
	6,723	6,723	—	—	(6,723)	6,723

Commitments and contingent liabilities

Capital
Series A equity units	85,462	—	—	—	—	85,462
Series B equity units	261,623	—	—	—	—	261,623
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	293,756	527,122	18,902	(839,780)	—
Total capital	347,085	293,756	527,122	18,902	(839,780)	347,085
Total liabilities and capital	$353,808	$762,384	$676,231	$19,618	$(846,757)	$965,284

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$275,726	$20	$56	$—	$275,803
Receivables
Trade, less allowances	—	—	78,211	182	—	78,393
Related parties	—	126	2,986	—	—	3,112
Intercompany	—	—	56	34	(90)	—
Other	—	1,269	4,324	314	—	5,907
Inventories	—	—	272,992	6,031	—	279,023
Prepaid expenses and other	—	(295)	1,558	33	—	1,296
	1	276,826	360,147	6,650	(90)	643,534

Property
Property and equipment, net	—	3,204	275,499	13,296	—	291,999
Timber deposits	—	—	8,632	—	—	8,632
	—	3,204	284,131	13,296	—	300,631

Investment in equity affiliate (Boise Inc.)	20,985	—	—	—	—	20,985
Deferred financing costs	—	7,862	—	—	—	7,862
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,248	—	—	9,248
Other assets	—	105	5,904	—	—	6,009
Investments in affiliates	335,329	583,238	—	—	(918,567)	—
Total assets	$356,315	$871,235	$671,600	$19,946	$(918,657)	$1,000,439

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2008 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$6,928	$62,345	$205	$—	$69,478
Related parties	—	1,427	768	—	—	2,195
Intercompany	—	—	34	56	(90)	—
Accrued liabilities
Compensation and benefits	—	14,396	23,660	172	—	38,228
Interest payable	—	3,930	—	—	—	3,930
Other	—	13,736	16,455	702	—	30,893
	—	40,417	103,262	1,135	(90)	144,724

Debt
Long-term debt	—	315,000	—	—	—	315,000

Other
Compensation and benefits	—	172,275	—	—	—	172,275
Other long-term liabilities	—	8,214	3,911	—	—	12,125
	—	180,489	3,911	—	—	184,400

Redeemable equity units
Series B equity units	2,920	—	—	—	—	2,920
Series C equity units	3,037	—	—	—	—	3,037
Redeemable equity units	—	5,957	—	—	(5,957)	—
	5,957	5,957	—	—	(5,957)	5,957

Commitments and contingent liabilities

Capital
Series A equity units	81,967	—	—	—	—	81,967
Series B equity units	268,391	—	—	—	—	268,391
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	329,372	564,427	18,811	(912,610)	—
Total capital	350,358	329,372	564,427	18,811	(912,610)	350,358
Total liabilities and capital	$356,315	$871,235	$671,600	$19,946	$(918,657)	$1,000,439

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(78,870)	$(69,142)	$(55,249)	$(2,159)	$126,550	$(78,870)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate (Boise Inc.)	(33,311)	—	—	—	—	(33,311)
Impairment of investment in Boise Inc.	43,039	—	—	—	—	43,039
Equity in net (income) loss of affiliates	69,142	57,408	—	—	(126,550)	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	1,497	21,417	922	—	23,836
Pension and other postretirement benefit expense	—	7,473	—	—	—	7,473
Change in fair value of contingent rights	—	(194)	—	—	—	(194)
Management equity units expense	—	1,496	—	—	—	1,496
Gain on repurchase of long-term debt	—	(6,026)	—	—	—	(6,026)
Gain on sale of assets, net	—	—	(252)	4	—	(248)
Facility closure and curtailment costs	—	—	1,968	—	—	1,968
Other	—	(226)	(330)	(28)	—	(584)
Decrease (increase) in working capital, net of acquisitions and dispositions
Receivables	—	697	(52,692)	(981)	164	(52,812)
Inventories	—	—	38,746	1,157	—	39,903
Prepaid expenses and other	—	(1,039)	(2,085)	(157)	—	(3,281)
Accounts payable and accrued liabilities	—	(1,605)	43,582	(447)	(164)	41,366
Pension and other postretirement benefit payments	—	(25,088)	—	—	—	(25,088)
Current and deferred income taxes	—	(38)	(10)	27	—	(21)
Other	—	(143)	(2,430)	—	—	(2,573)
Cash provided by (used for) operations	—	(34,930)	(7,335)	(1,662)	—	(43,927)

Cash provided by (used for) investment
Proceeds from sale of assets, net	—	—	242	—	—	242
Expenditures for property and equipment	—	(17)	(7,530)	(555)	—	(8,102)
Acquisition of businesses and facilities	—	—	(4,598)	—	—	(4,598)
Other	—	216	1,275	45	—	1,536
Cash provided by (used for) investment	—	199	(10,611)	(510)	—	(10,922)

Cash provided by (used for) financing
Issuances of long-term debt	—	60,000	—	—	—	60,000
Payments of long-term debt	—	(65,627)	—	—	—	(65,627)
Tax distributions to members	(10,719)	—	—	—	—	(10,719)
Repurchase of management equity units	(18)	—	—	—	—	(18)
Due to (from) affiliates	10,737	(30,933)	17,945	2,251	—	—
Cash used for financing	—	(36,560)	17,945	2,251	—	(16,364)

Increase (decrease) in cash and cash equivalents	—	(71,291)	(1)	79	—	(71,213)
Balance at beginning of the period	1	275,726	20	56	—	275,803
Balance at end of the period	$1	$204,435	$19	$135	$—	$204,590

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(39,834)	$(16,883)	$27,749	$(7,558)	$(3,308)	$(39,834)
Items in net income (loss) not using (providing) cash
Equity in net loss of Boise Inc.	17,397	—	—	—	—	17,397
Equity in net (income) loss of affiliates	16,883	(20,191)	—	—	3,308	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	982	17,081	1,393	—	19,456
Related-party interest expense	—	158	2	1,419	(1,579)	—
Related-party interest income	(2,760)	(52)	(1,527)	—	1,579	(2,760)
Pension and other postretirement benefit expense	—	7,787	—	—	—	7,787
Change in fair value of contingent rights	—	4,030	—	—	—	4,030
Change in fair value of interest rate swaps	—	6,284	—	—	—	6,284
Management equity units expense	—	1,086	—	—	—	1,086
(Gain) loss on sale of assets, net	—	(4,734)	(3,666)	1	—	(8,399)
Loss on sale of note receivable from related party	8,313	—	—	—	—	8,313
Other	—	240	119	(616)	—	(257)
Decrease (increase) in working capital, net of dispositions
Receivables	—	(11,495)	(385,936)	317,197	—	(80,234)
Inventories	—	5,611	26,511	2,433	—	34,555
Prepaid expenses	—	(866)	(1,661)	203	—	(2,324)
Accounts payable and accrued liabilities	81	(7,543)	31,415	(6,735)	(81)	17,137
Pension and other postretirement benefit payments	—	(20,775)	—	—	—	(20,775)
Current and deferred income taxes	—	(644)	173	(658)	—	(1,129)
Other	—	4,712	(4,409)	—	—	303
Cash provided by (used for) operations	80	(52,293)	(294,149)	307,079	(81)	(39,364)

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	—	1,204,078	22,620	—	—	1,226,698
Proceeds from sale of note receivable from related party	—	52,781	—	—	—	52,781
Expenditures for property and equipment	—	(693)	(24,713)	(2,463)	—	(27,869)
Increase in restricted cash	—	(183,290)	—	—	—	(183,290)
Decrease in restricted cash	—	183,290	—	—	—	183,290
Other	—	527	(483)	(786)	—	(742)
Cash provided by (used for) investment	—	1,256,693	(2,576)	(3,249)	—	1,250,868

Cash provided by (used for) financing
Issuances of long-term debt	—	115,000	—	125,000	—	240,000
Payments of long-term debt	—	(920,563)	—	(165,000)	—	(1,085,563)
Short-term borrowings	—	(10,500)	—	—	—	(10,500)
Tax distributions to members	(127,884)	—	—	—	—	(127,884)
Repurchase of management equity units	(28,398)	—	—	—	—	(28,398)
Cash paid for termination of interest rate swaps	—	(11,918)	—	—	—	(11,918)
Other	(133)	(4,052)	—	—	—	(4,185)
Due to (from) affiliates	156,335	(188,440)	296,725	(264,700)	80	—
Cash provided by (used for) financing	(80)	(1,020,473)	296,725	(304,700)	80	(1,028,448)

Increase (decrease) in cash and cash equivalents	—	183,927	—	(870)	(1)	183,056
Balance at beginning of the period	1	56,588	21	1,013	—	57,623
Balance at end of the period	$1	$240,515	$21	$143	$(1)	$240,679

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

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding our financial condition and results of operations. We recommend that you read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our consolidated financial statements and notes to unaudited quarterly consolidated financial statements included in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2008 Form 10-K as filed with the Securities and Exchange Commission (SEC). This Management’s Discussion and Analysis of Financial Condition and Results of Operations is not a comprehensive discussion and analysis of our financial condition and results of operations but rather updates disclosures made in our 2008 Form 10-K.

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part I, Item 1A. Risk Factors” in our 2008 Form 10-K, as well as the factors listed in other documents we file with the SEC. There have been no material changes to our risk factors during the six months ended June 30, 2009, from those listed in our 2008 Form 10-K. We do not assume an obligation to update any forward-looking statement as a result of new information, future events, or otherwise. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Overview

We begin this discussion and analysis with a general background related to our company. “Recent Trends and Operational Outlook” and “Factors That Affect Our Operating Results” are intended to give the reader context that may be helpful in understanding the opportunities and challenges our businesses face as we compete in the marketplace. The analysis then reviews “Our Operating Results” for the three and six months ended June 30, 2009, compared with the same periods in 2008.

We discuss our balance sheet, cash flows, and financial commitments in the section entitled “Liquidity and Capital Resources.” The analysis then refers you to “Contractual Obligations” and “Critical Accounting Estimates” that are discussed in further detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. Critical accounting estimates are those estimates that our management believes are important to understanding the assumptions and judgments incorporated in our reported financial results.

Background

Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). Before the Forest Products Acquisition, OfficeMax was known as Boise Cascade Corporation. We acquired the name “Boise Cascade” as part of the Forest Products Acquisition.

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. The equity interest we own in Boise Inc. represents a significant continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Paper and Packaging & Newsprint segment results for the period of January 1 through February 21, 2008, are included in our Consolidated Statement of Loss for the six months ended June 30, 2008, and we did not define the sold assets as discontinued operations. For more information related to the Sale, see Note 3, Sale of Our Paper and Packaging & Newsprint Assets, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K.

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

Recent Trends and Operational Outlook

A variety of market conditions in both the U.S. and global economies influence demand and pricing for our products and affect our operating results. The U.S. economy declined dramatically in the last half of 2008 and continued to decline in the first half of 2009. The national unemployment rate increased to 9.5% in second quarter 2009, compared with 5.6% in second quarter 2008.

As of July 2009, the Blue Chip Economic Indicators consensus forecast for 2009 housing starts in the U.S. was approximately 0.55 million units, and the U.S. Census Bureau reported 2008 housing starts in the U.S. at 0.91 million units. These amounts are significantly below historical trends of approximately 1.7 million units over the ten years prior to 2008. The inventory of unsold homes is elevated relative to the number of homes being sold, and foreclosure rates have increased as unemployment rates have increased and home prices have declined in many parts of the United States. Housing markets across the country have been affected negatively by recent events. As a general rule, those markets that experienced the highest growth and price appreciation have experienced the biggest declines in price and resulting declines in housing starts.

While our products are used in repair-and-remodel activities, as well as light commercial construction, our results are principally driven by new single-family home construction. Tighter lending standards and high inventories of homes available for sale led to a continued drop in single-family starts in the first half of 2009. Demand for building products continues to be weak, and there is ongoing pricing pressure as suppliers compete for the limited business available.

Our input costs have declined over the last several quarters with the slowdown in global economic activity. We have benefited from unit cost declines in glues, resins, and logs. We expect to see further declines in our log costs as we work through our existing contractual obligations and buy additional volume at lower current market prices.

Despite a modest improvement in demand due to seasonal weather factors in some of our markets, overall market conditions continued to be extremely difficult in the second quarter. We continued to take rolling curtailments at a number of our wood products operations to maintain appropriate inventory levels, while trying to minimize the negative impact of the curtailments on our employees and our operating results. We’ve also permanently closed some facilities. It is likely that we will need to continue our practice of rolling curtailments in a manner that allows us to retain our skilled workforce and keep our inventories in balance with demand. We will continue to evaluate the long-term viability and value to our business strategy of our remaining operating facilities and may conclude that additional facilities should be curtailed or sold in response to market conditions as we believe the level of end product demand will remain depressed throughout the remainder of the year. It is unclear when a turnaround may occur, and there remains a high degree of uncertainty around new residential demand for the balance of 2009 and 2010.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•                  General economic conditions, including but not limited to housing starts, repair-and-remodel activities and nonresidential construction, foreclosure rates, and relative currency values;

•                  Mortgage pricing and availability, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

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

•                  Boise Inc.’s performance under the Outsourcing Services Agreement; and

•                  The other factors described in “Part 1, Item 1A. Risk Factors” in our 2008 Form 10-K.

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

Comparing second quarter 2009 with the same period in 2008, sales of EWP from our Wood Products segment decreased from approximately 37% of segment sales in 2008 to 35% of sales in 2009. The ongoing weakness in new residential construction has impeded our ability to grow our EWP sales. Comparing the three months ended June 30, 2009, with the same period in 2008, our laminated veneer lumber (LVL) and I-joist sales volumes decreased 42% and 41%, respectively.

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

Demand

Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States and, to a lesser extent, light commercial construction and repair-and-remodel activities. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, immigration rates, homeowner vacancies, demand for second homes, existing home prices, consumer confidence, and other general economic factors. Industry supply is influenced primarily by operating rates of existing facilities but is also influenced over time by the introduction of new product technologies and capacity additions. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada.

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

Labor.  Generally, our labor costs tend to increase steadily due to inflation in healthcare and wage costs. However, we are managing our labor costs during this uncertain economic environment by implementing pay freezes for our salaried employees until we have evidence of improved business conditions. In addition, in first quarter 2009, we amended our benefit plans to freeze the pension benefits for all salaried employees effective December 31, 2009, and suspended the $0.70 company match component of our 401(k) plan for salaried employees effective April 1, 2009.

As of June 30, 2009, we had approximately 4,500 employees. Approximately 1,600, or 36%, of these employees work pursuant to collective bargaining agreements. Labor contracts covering approximately 700 employees with the Carpenters Industrial Council expired on July 15, 2009, at our Florien and Oakdale, Louisiana, plywood plants. We opened discussions with the union in late second quarter. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Wood fiber.  Our primary raw material is wood fiber. For the six months ended June 30, 2009 and 2008, wood fiber accounted for 38% and 40% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment.

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

Energy.  Prices for energy, particularly electricity, natural gas, and diesel, have been volatile in recent years, at times substantially exceeding historical averages. For both the six months ended June 30, 2009 and 2008, energy costs represented approximately 5% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. Our energy costs in wood products manufacturing declined during the first six months of 2009, compared with the same period in 2008, due to reduced manufacturing activity as well as lower unit costs for natural gas. Building Materials Distribution and Wood Products have also experienced reductions in inbound and outbound freight costs due to lower diesel prices.

Chemicals.  Important chemicals we use in the production of our wood products are resins and glues. For the six months ended June 30, 2009 and 2008, purchases of chemicals represented 5% and 7% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. Chemical unit costs were lower in the first half of 2009, compared with the first half of 2008, due primarily to chemical market supply and demand dynamics and lower energy input costs for chemical suppliers.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(millions)
Sales
Trade	$512.3	$743.4	$920.0	$1,624.2
Related parties	8.9	13.8	14.6	109.6
	521.2	757.2	934.6	1,733.8

Costs and expenses
Materials, labor, and other operating expenses	463.7	649.9	844.8	1,530.5
Materials, labor, and other operating expenses from related parties	6.3	23.0	18.6	29.2
Depreciation, amortization, and depletion	11.5	8.7	22.6	18.7
Selling and distribution expenses	47.8	57.6	93.0	121.0
General and administrative expenses	6.9	7.9	13.8	22.5
General and administrative expenses from related party	2.5	2.5	4.9	3.5
Gain on sale of Paper and Packaging & Newsprint assets	—	3.3	—	(4.7)
Other (income) expense, net	(1.8)	8.6	0.9	7.7
	536.9	761.5	998.6	1,728.4

Income (loss) from operations	$(15.7)	$(4.3)	$(64.0)	$5.4

	(percentage of sales)
Sales
Trade	98.3%	98.2%	98.4%	93.7%
Related parties	1.7	1.8	1.6	6.3
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related parties	90.2%	88.9%	92.4%	90.0%
Depreciation, amortization, and depletion	2.2	1.2	2.4	1.1
Selling and distribution expenses	9.2	7.6	9.9	7.0
General and administrative expenses, including related party	1.8	1.4	2.0	1.5
Gain on sale of Paper and Packaging & Newsprint assets	—	0.4	—	(0.3)
Other (income) expense, net	(0.4)	1.1	0.1	0.4
	103.0%	100.6%	106.8%	99.7%

Income (loss) from operations	(3.0)%	(0.6)%	(6.8)%	0.3%

Sales Volumes and Prices

Set forth below are sales mix information for our Building Materials Distribution segment and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(millions)
Segment Sales
Building Materials Distribution	$433.7	$610.0	$768.7	$1,113.9
Wood Products	134.4	226.0	250.9	424.8

	(percentage of Building Materials Distribution sales)
Product Line Sales
Building Materials Distribution
Commodity	44%	45%	46%	45%
Engineered wood	11	12	10	12
General line	45	43	44	43

	(millions)
Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	1.4	2.3	2.5	4.3
I-joists (equivalent lineal feet)	22	38	38	67
Plywood (sq. ft.) (3/8” basis)	246	317	492	630
Lumber (board feet)	35	57	65	106
Particleboard (sq. ft.) (3/4” basis)	21	28	39	54

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,530	$1,597	$1,527	$1,607
I-joists (1,000 equivalent lineal feet)	911	952	906	960
Plywood (1,000 sq. ft.) (3/8” basis)	210	259	205	250
Lumber (1,000 board feet)	317	369	311	377
Particleboard (1,000 sq. ft.) (3/4” basis)	343	365	345	354

Operating Results

Sales

For the three months ended June 30, 2009, total sales decreased $236.0 million, or 31%, to $521.2 million from $757.2 million during the three months ended June 30, 2008. For the six months ended June 30, 2009, total sales decreased $799.2 million, or 46%, to $934.6 million from $1,733.8 million in the prior year. Relative to the six months ended June 30, 2008, the decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. For the period of January 1 through February 21, 2008, the sold businesses had sales of $359.9 million. Sales also decreased in our Building Materials Distribution and Wood Products segments during both the three and six months ended June 30, 2009, due to weaker product demand and prices, as U.S. new residential housing demand declined.

Building Materials Distribution.  Sales decreased $176.3 million, or 29%, to $433.7 million for the three months ended June 30, 2009, from $610.0 million for the three months ended June 30, 2008. During the six months ended June 30, 2009, sales decreased $345.2 million, or 31%, to $768.7 million from $1,113.9 million in the prior year. The decrease in sales for both comparison periods was principally the result of lower sales volumes—a 23% decline in sales volumes for the three months ended June 30, 2009, and a 28% decline for the comparable six-month period ended June 30, 2009—stemming from decreased demand in new residential construction markets. Relative to the three and six months ended June 30, 2008, EWP sales represented a lower percentage of our overall Building Materials Distribution sales, as EWP sales are more dependent on new residential construction than the commodity products we sell.

Wood Products.  Sales decreased $91.6 million, or 41%, to $134.4 million for the three months ended June 30, 2009, from $226.0 million for the three months ended June 30, 2008. During the six months ended June 30, 2009, sales decreased $173.9 million, or 41%, to $250.9 million from $424.8 million in the same period a year ago. Lower sales for the three and six months ended June 30, 2009, were the result of reduced volumes and prices for our major product categories, including plywood, EWP, lumber, and particleboard. Average net selling prices continued to be pressured by lower demand. Demand for our products is closely correlated with new residential construction in the United States and, to a lesser extent, light commercial construction and repair-and-remodel activities, which declined significantly, compared with the same periods a year ago.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, decreased $202.9 million, or 30%, to $470.0 million for the three months ended June 30, 2009, compared with $672.9 million during the same period in the prior year. For the six months ended June 30, 2009, these expenses decreased $696.3 million, or 45%, to $863.4 million, compared with $1,559.7 million in the same period in the prior year. Compared with the six months ended June 30, 2008, $321.6 million of the decrease related to the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. During both the three and six months ended June 30, 2009, materials, labor, and other operating expenses, including from related parties, decreased due to lower purchased materials costs in our Building Materials Distribution segment due to lower sales volumes. Materials, labor, and other operating expenses, including from related parties, in our Wood Products segment decreased $73.8 million and $140.0 million, compared with the three and six months ended June 30, 2008, respectively, due to reduced manufacturing volumes in response to weaker sales activity as well as lower prices for key production inputs, including fiber, chemicals, and energy. While total materials, labor, and other operating costs, including from related parties, declined in our Wood Products segment, our per-unit manufacturing costs increased, compared with the same periods a year ago as costs were allocated to a reduced level of production.

Depreciation, amortization, and depletion expenses increased $2.8 million, or 32%, to $11.5 million for the three months ended June 30, 2009, compared with $8.7 million for the same period in the prior year. Relative to the six months ended June 30, 2008, these expenses increased $3.9 million, or 21%, to $22.6 million, compared with $18.7 million in the prior year. The increases are primarily due to accelerating $2.6 million and $5.2 million of depreciation for the three- and six-month periods ended June 30, 2009, respectively, on the assets at our La Grande, Oregon, lumber manufacturing facility, following our decision to close the operations.

Selling and distribution expenses decreased $9.8 million, or 17%, to $47.8 million for the three months ended June 30, 2009, compared with $57.6 million for the same period in the prior year. During the six months ended June 30, 2009, these costs decreased $28.0 million, or 23%, to $93.0 million, compared with $121.0 million during the same period a year ago. Compared with the six months ended June 30, 2008, approximately $9.1 million of the decrease related to the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. For both comparison periods, selling and distribution expenses declined in our Building Materials Distribution and Wood Products segments due to lower sales activity; however, selling and distribution expenses were higher as a percentage of sales, as these costs did not decline at the same pace as sales.

General and administrative expenses, including from related parties, decreased $1.0 million, or 10%, to $9.4 million for the three months ended June 30, 2009, compared with $10.4 million for the same period in the prior year. For the six months ended June 30, 2009, general and administrative expenses decreased $7.3 million, or 28%, to $18.7 million, compared with $26.0 million a year ago. For the six months ended June 30, 2009, the decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008, which reported $6.6 million of expenses for the period of January 1 through February 21, 2008. Relative to the three months ended June 30, 2008, the decrease was driven primarily by lower wage and benefit expenses.

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(millions)
Facility closures and curtailments (a)	$(0.9)	$—	$3.7	$1.3
Changes in pension plans (see Note 15)	—	—	(0.7)	—
Loss on sale of note receivable from related party (b)	—	8.3	—	8.3
Sale of assets, net	(0.2)	0.3	(0.3)	(2.0)
Other, net	(0.7)	0.1	(1.8)	0.1
	$(1.8)	$8.6	$0.9	$7.7

(a)                                  In the first half of 2009, we closed the lumber manufacturing facility in La Grande, Oregon, and during the three and six months ended June 30, 2009, we recorded $0.9 million of income and $3.4 million of expense in “Other (income) expense, net.” In addition, we recorded $2.6 million and $5.2 million of accelerated depreciation in “Depreciation, amortization, and depletion” for the three and six months ended June 30, 2009, and $0.6 million of expenses in “Materials, labor, and other operating expenses” during the six months ended June 30, 2009, in our Consolidated Statements of Income (Loss).

(b)                                 In June 2008, we sold the note receivable from Boise Inc. for $52.8 million, after selling expenses, and recorded an $8.3 million loss on the sale.

Income (Loss) From Operations

Our loss from operations increased $11.4 million to a $15.7 million loss for the three months ended June 30, 2009, from a $4.3 million loss in the same period a year ago. Income from operations decreased $69.4 million to a $64.0 million loss for the six months ended June 30, 2009, compared with $5.4 million of income during the same period in the prior year. Compared with the six months ended June 30, 2008, a major contributing factor to the decrease was the sale of our Paper and Packaging & Newsprint assets in first quarter 2008, which reported $23.1 million of income from operations during the period of January 1 through February 21, 2008. Relative to the three and six months ended June 30, 2008, we reported lower operating income in the Building Materials Distribution and Wood Products segments due to continued declines in housing construction and demand for our products, which is discussed in more detail below.

Building Materials Distribution.  Segment income decreased $7.7 million to $7.6 million for the three months ended June 30, 2009, from $15.3 million for the three months ended June 30, 2008. During the six months ended June 30, 2009, segment income decreased $15.0 million to a $0.9 million loss from $14.1 million of income in the same period a year ago. The decrease in both periods was driven primarily by lower gross margin dollars available to cover relatively fixed expenses such as occupancy, payroll, and delivery costs, as sales volumes declined from the same periods a year ago. Compared with the three months ended June 30, 2008, more than half of the gross margin dollar erosion was favorably offset by lower operating costs and cost-reduction initiatives implemented over the last year.

Wood Products.  Segment loss increased $15.8 million to $19.2 million for the three months ended June 30, 2009, compared with $3.4 million for the three months ended June 30, 2008. During the six months ended June 30, 2009, segment loss increased $36.3 million to a $56.8 million loss, compared with a $20.5 million loss in the same period a year ago. In both periods, the increases in segment loss were driven primarily by pricing and volume declines for plywood, compared with the same periods a year ago. These declines were partially offset by favorable input costs and productivity improvements. In addition, the Wood Products segment loss for the three and six months ended June 30, 2009, included $1.7 million and $9.2 million, respectively, of expenses related to closing our lumber manufacturing facility in La Grande, Oregon.

Other

Equity in net income (loss) of affiliate and impairment of investment in equity affiliate.  We account for our investment in Boise Inc. under the equity method of accounting. We adjust the amount of our investment monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. As a result, our aggregate investment in Boise Inc. is recorded in a combination of the “Investment in equity affiliate” and other comprehensive income accounts within “Series B equity units” on our Consolidated Balance Sheets. Our ownership interest, and consequently our proportionate share of Boise Inc.’s net income or loss, changes when we or Boise Inc. engage in transactions of Boise Inc. common stock with third parties. At June 30, 2009, we owned 37.0 million shares, or 47.5%, of Boise Inc. Changes in ownership interest may also result in our recording an ownership interest dilution gain or loss.

During the three and six months ended June 30, 2009, we recorded $30.3 million of income and $9.7 million of net expense related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), compared with net expense of $8.8 million and $17.4 million during the three and six months ended June 30, 2008, as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(millions)
Equity in net income (loss) of Boise Inc. (a)	$24.2	$(8.9)	$23.3	$(17.5)
Amortization of basis differential (b)	6.1	0.1	11.0	0.1
Loss on shares issued for settlement of CVR liability (c)	—	—	(1.0)	—
Equity in net income (loss) of affiliate	30.3	(8.8)	33.3	(17.4)
Impairment of investment in equity affiliate (d)	—	—	(43.0)	—
Total	$30.3	$(8.8)	$(9.7)	$(17.4)

(a)                                  Includes a $0.6 million dilution loss due to the vesting of Boise Inc. restricted stock during the six months ended June 30, 2009.

(b)                                 At June 30, 2009, the carrying value of our investment in Boise Inc. was approximately $227.4 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to the write-down of our investment in Boise Inc. In accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, we are amortizing the difference to income on a straight-line basis over 9.4 years, which represents the remaining weighted-average useful life of Boise Inc.’s assets. The amortization of the basis differential resulted in our recognizing $6.1 million and $11.0 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2009, and will result in our recognizing approximately $24.1 million of income per year for the next 9.4 years, which will be increased or decreased by our proportionate share of Boise Inc.’s net income or loss.

(c)                                  During the six months ended June 30, 2009, we settled our obligation related to the contingent value rights (CVRs) we issued to holders of Boise Inc. common stock. In connection with the settlement, in first quarter 2009, we transferred ownership of 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the market price on the date we settled our obligation with the shares and the carrying amount of the shares recorded on our Balance Sheet. For more information, see Note 13, Financial Instrument Risk, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

(d)                                 On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired as defined in APB Opinion No. 18.

We made the other than temporary impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, for the six months ended June 30, 2009, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Loss. See Note 3, Investment in Equity Affiliate, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, for more information.

On June 30, 2009, we evaluated whether our investment in Boise Inc. was other than temporarily impaired in accordance with APB Opinion No. 18 and concluded that it was not. The fair value of our investment of $1.72 per share exceeded the carrying value of $1.44 per share on that date. We will continue to monitor the value of Boise Inc.’s stock and our carrying value. Should market conditions and/or Boise Inc.’s financial performance deteriorate, it is possible that we will be required to record another noncash impairment charge that could have a material impact on our Consolidated Statements of Income (Loss). As additional information becomes known, we may change our estimates.

Change in fair value of contingent value rights.  The six months ended June 30, 2009 and 2008, and the three months ended June 30, 2008, included $0.2 million of income, $4.0 million of expense, and $0.7 million of income related to the fair value of the contingent value rights (CVRs) that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors. For more information related to the CVRs, see Note 13, Financial Instrument Risk, of the Notes to Unaudited Quarterly Consolidated Financial Statements” in “Item 1. Financial Statements” of this Form 10-Q.

Change in fair value of interest rate swaps.  The six months ended June 30, 2008, included $6.3 million of expense related to changes in the fair value of our interest rate swaps, which were terminated in February 2008.

Gain on repurchase of long-term debt.  During the six months ended June 30, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain.

Interest expense.  For the three months ended June 30, 2009, interest expense was $6.1 million, compared with $6.4 million in the same period a year ago. For the six months ended June 30, 2009, interest expense was $11.8 million, compared with $21.8 million for the same period in 2008. The decrease in interest expense is primarily attributable to the significant reduction in our long-term debt. In the first half of 2008, we repaid $1,085.6 million of debt primarily with the proceeds from the Sale. For more information, see “Financing Activities” under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K.

Income tax provision.  Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the three months ended June 30, 2009, income tax expense was $0.1 million, compared with a small tax benefit in the same period in the prior year. Income tax expense was $0.6 million and $1.1 million for the six months ended June 30, 2009 and 2008. During the three months ended June 30, 2009 and 2008, our effective tax rate for our separate subsidiaries that are taxed as corporations was 34.0%. Our effective tax rates were 34.0% and 35.4% for the six months ended June 30, 2009 and 2008. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

Liquidity and Capital Resources

Against the backdrop of a weak economy, a global financial crisis, and a credit market contraction, as well as a sharp drop-off in housing construction and demand for our products, the amount of cash flows we will generate in 2009 is uncertain. In response to the continued economic uncertainty and to enhance our liquidity, we have and will continue to aggressively manage working capital and match production with market demand, as well as suspend all noncritical capital projects. At June 30, 2009, we had $204.6 million of cash and cash equivalents, compared with $275.8 million at December 31, 2008. The credit quality of our portfolio of short-term investments remains strong, with the majority of our cash and cash equivalents invested in money market funds that are broadly diversified and invest in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, and working capital needs for at least the next 12 months.

The credit markets have experienced adverse conditions that may adversely affect the ability of our lenders to fulfill their commitment under our five-year $290 million senior secured asset-based revolving credit facility (Revolving Credit Facility). We continuously monitor the credit quality of the banks that participate in our Revolving Credit Facility. Based on information available to us as of the filing date of this Form 10-Q, we have no indications that the financial institutions included in our Revolving Credit Facility would be unable to fulfill their commitments. At June 30, 2009, a total of ten lenders participated in the Revolving Credit Facility, and the largest single commitment under the Revolving Credit Facility was $117.7 million.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories in our Building Materials Distribution segment and expenditures related to the manufacture of building products, including fiber, energy, labor, and chemicals, in our Wood Products segment. For the six months ended June 30, 2009 and 2008, our operating activities used $43.9 million and $39.4 million of cash, respectively. Relative to the six months ended June 30, 2008, the increase in cash used by operations relates primarily to the following:

•                  An increase in losses reported by our Building Materials Distribution and Wood Products segments.  As discussed under “Operating Results” above, the increased losses for the six months ended June 30, 2009, were the result of lower gross margin dollars available in our Building Materials Distribution segment to cover relatively fixed expenses, such as occupancy, payroll, and delivery costs, as sales volumes declined from the same period a year ago. Also, in our Wood Products segment, the increased loss was driven primarily by pricing and volume declines for plywood, which were partially offset by favorable input costs and productivity improvements.

•                  More cash contributions to our pension and postretirement benefit plans.  During the six months ended June 30, 2009, we used $25.1 million of cash to make pension contributions and other postretirement benefit payments, compared with $20.8 million during the six months ended June 30, 2008. In June 2009, we announced that we intend to sell up to 5 million of the approximately 37 million of Boise Inc. shares that we own. As of August 11, 2009, we had sold 1.2 million shares at an average net price of $2.48 per share.  We expect to contribute the majority of the cash proceeds from the sale of the shares to our pension plans.

•                  The increase in cash used for the items discussed above was partially offset by $25.2 million of cash generated by the reduction of working capital during the six months ended June 30, 2009, compared with $30.9 million of cash used in the same period a year ago for increases in working capital.  Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The decrease in working capital during the six months ended June 30, 2009, was primarily attributable to a decrease in inventory in our Wood Products segment, which reflects seasonality as well as reduced inventory as part of our effort to manage to the current weakened demand environment in the housing market, and seasonally higher accounts payable in our Building Materials Distribution segment. The positive working capital changes in inventory and accounts payable were partially offset by higher receivables in our Building Materials Distribution and Wood Products segments, which primarily reflect increased sales of approximately 55% and 26%, comparing sales for the month of June 2009 with sales for the month of December 2008.

Investment Activities

During the six months ended June 30, 2009, we used approximately $8.1 million of cash for purchases of property and equipment, which included expenditures for a new dryer in Medford, Oregon, as well as costs related to other replacement projects and ongoing environmental compliance. In addition, we spent $4.6 million for the acquisition of businesses and facilities during the first half of the year. During the six months ended June 30, 2009, we purchased a sawmill in Pilot Rock, Oregon, which will improve our regional fiber integration in our Wood Products segment. In addition, we purchased a truss assembly operation and EWP sales office in Saco and Biddeford, Maine, respectively, which allows us to move into the truss market in the Northeast.

We expect capital investments in 2009 to total approximately $20 million to $25 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2009 will be primarily for efficiency projects, replacement projects, and ongoing environmental compliance.

During the six months ended June 30, 2008, investing activities provided $1,250.9 million of cash. The $1,250.9 million consisted of $1,226.7 million of proceeds from asset sales (most of which related to the sale of our Paper and Packaging & Newsprint assets) and $52.8 million of net proceeds from the sale of the note receivable from Boise Inc., partially offset by $27.9 million of cash used for purchases of property and equipment ($10.2 million of which was invested in the Paper and Packaging & Newsprint businesses we sold in February 2008).

Financing Activities

The following provides a summary of our financing activities during the six months ended June 30, 2009 and 2008. For more information related to our debt structure, see the discussion under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. Except as updated in Note 12, Debt, of the Notes to Unaudited Quarterly Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, as of June 30, 2009, there have been no material changes to our debt structure.

2009

Cash used for financing activities was $16.4 million for the six months ended June 30, 2009, compared with $1,028.4 million during the same period in 2008. During the six months ended June 30, 2009, we repurchased $11.9 million of senior subordinated notes for $5.6 million, plus accrued interest. In addition, we repaid, and subsequently reborrowed, $60.0 million of outstanding borrowings under the Revolving Credit Facility. In connection with the $60.0 million payment on the Revolving Credit Facility, we amended the Revolving Credit Facility to permanently reduce the lending commitments by $60.0 million, bringing the total commitments from $350 million to $290 million. This debt reduction, in combination with capital spending, fulfills our obligations under the senior subordinated notes indenture in respect to net available cash received in connection with the June 2008 sale of the note receivable from Boise Inc. and July 2008 sale of our Brazilian subsidiary.

During the six months ended June 30, 2009, we also made $10.7 million of tax distributions to equity holders, most of which related to the taxable gain on the Sale.

2008

With the proceeds from the Sale and borrowings of approximately $240.0 million of debt during the six months ended June 30, 2008, we repaid $160.0 million of our 7.125% senior subordinated notes, all of the borrowings under the previous revolving credit facility, Tranche E term loan, delayed-draw term loan, and the borrowings secured by our receivables, which totaled $1,085.6 million, and we terminated those credit facilities. In addition, we (1) contributed $20.8 million to our pension plans (as indicated in “Operating Activities” above), (2) repaid $10.5 million of short-term borrowings, (3) terminated all of our interest rate swap agreements using approximately $11.9 million of cash, (4) made $127.9 million of tax distributions to our equity holders, (5) paid $28.4 million to repurchase the equity units of employees terminated in connection with the Sale, and (6) funded working capital and other operating requirements.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. At June 30, 2009, there have been no material changes to our contractual obligations outside the normal course of business, except as disclosed in Note 12, Debt, and Note 15, Retirement and Benefit Plans, of the Notes to Unaudited Quarterly Financial Statements in “Item 1. Financial Statements” of this Form 10-Q. During the six months ended June 30, 2009, we repurchased $11.9 million of senior subordinated notes, and we decreased our pension obligation approximately $49.8 million.

Off-Balance-Sheet Activities

At June 30, 2009, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2009, there have been no material changes to the guarantees disclosed in our 2008 Form 10-K.

Seasonal and Inflationary Influences

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors.  These seasonal factors are common in the building products industry.  Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodel activities, and light commercial and industrial conversion activities. We typically report lower sales in the first and fourth quarters due to the impact of poor weather on the construction market, and we generally have higher sales in the second and third quarters, reflecting an increase in construction due to more favorable weather conditions. We typically have higher working capital in the second and third quarters due to the summer building season. Although we generally expect these trends to continue for the foreseeable future, we have reduced our inventory as part of our effort to manage the current weakened demand environment in the housing market. Additionally, our accounts receivable balance has declined due to the weakened demand environment for the products we manufacture and distribute. Seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.

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

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K and updated in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. As of June 30, 2009, there have been no material changes to critical accounting estimates disclosed in the aforementioned filings.

New and Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, approving the FASB Accounting Standards Codification™ (Codification), which states that the Codification is the exclusive authoritative reference for U.S. generally accepted accounting principles (GAAP). The Codification is not expected to change U.S. GAAP. We will adopt SFAS No. 168 in third quarter 2009. We do not expect the adoption to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable-interest entities (VIEs). SFAS No. 167 requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We will adopt SFAS No. 167 on January 1, 2010, and we do not expect the adoption to have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 on June 30, 2009. In accordance with SFAS No. 165, we disclosed the date through which we evaluated subsequent events in Note 1, Nature of Operations and Basis of Presentation, of the Notes to Unaudited Quarterly Financial Statements in “Item 1. Financial Statements” of this Form 10-Q. The adoption did not have a material impact on our financial position or results of operations.

In December 2008, FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. The FSP is effective for our 2009 Form 10-K. The adoption will affect our disclosures only and will have no impact on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) could also affect the assessment of goodwill for impairment. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009. Because the business combinations we have entered into in 2009 have been relatively small, the adoption did not have a material impact on our financial position or results of operations. However, the accounting for future, potentially larger business combinations may be affected more by the adoption of the standard.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” under the heading “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. Except as updated in Note 13, Financial Instrument Risk, of the Notes to Unaudited Quarterly Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, as of June 30, 2009, there have been no material changes in our exposure to market risk from those disclosed in our 2008 Form 10-K.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this quarterly report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Our management identified no changes during the three months ended June 30, 2009, that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A. Risk Factors” in our 2008 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the six months ended June 30, 2009, from those listed in our 2008 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Bernadette Madarieta
Bernadette Madarieta Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  August 12, 2009

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009

Number	Description

10.1(a)

Second Amendment (dated May 28, 2009) to Loan and Security Agreement dated February 22, 2008, among Boise Cascade, L.L.C., certain of its subsidiaries, Bank of America, N.A., as Agent, and certain lenders named therein

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(a)   Incorporated by reference to Current Report on Form 8-K dated June 2, 2009.