Form 10-Q
period 2009-09-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2009-11-13
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

iii

PART 1—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended September 30
	2009	2008
	(thousands)
Sales
Trade	$567,643	$705,912
Related parties	11,364	21,214
	579,007	727,126

Costs and expenses
Materials, labor, and other operating expenses	501,886	627,407
Materials, labor, and other operating expenses from related parties	6,094	19,045
Depreciation, amortization, and depletion	9,627	8,751
Selling and distribution expenses	50,714	62,537
General and administrative expenses	6,841	7,259
General and administrative expenses from related party	2,682	2,506
Loss on sale of Paper and Packaging & Newsprint assets	—	1,739
Other (income) expense, net	(575)	(3,768)
	577,269	725,476

Income from operations	1,738	1,650

Equity in net income of affiliate	28,225	2,148
Gain on sale of shares of equity affiliate	997	—
Impairment of investment in equity affiliate	—	(208,074)
Foreign exchange gain (loss)	521	(406)
Change in fair value of contingent value rights	—	2,227
Interest expense	(5,389)	(6,263)
Interest income	185	1,469
	24,539	(208,899)

Income (loss) before income taxes	26,277	(207,249)
Income tax provision	(72)	(391)
Net income (loss)	$26,205	$(207,640)

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)

(unaudited)

	Nine Months Ended September 30
	2009	2008
	(thousands)
Sales
Trade	$1,487,614	$2,330,114
Related parties	26,000	130,782
	1,513,614	2,460,896

Costs and expenses
Materials, labor, and other operating expenses	1,346,656	2,157,951
Materials, labor, and other operating expenses from related parties	24,716	48,234
Depreciation, amortization, and depletion	32,194	27,470
Selling and distribution expenses	143,726	183,502
General and administrative expenses	20,629	29,770
General and administrative expenses from related party	7,618	6,010
Gain on sale of Paper and Packaging & Newsprint assets	—	(2,996)
Other (income) expense, net	355	3,925
	1,575,894	2,453,866

Income (loss) from operations	(62,280)	7,030

Equity in net income (loss) of affiliate	61,536	(15,249)
Gain on sale of shares of equity affiliate	997	—
Impairment of investment in equity affiliate	(43,039)	(208,074)
Foreign exchange gain (loss)	904	(129)
Change in fair value of contingent value rights	194	(1,803)
Change in fair value of interest rate swaps	—	(6,284)
Gain on repurchase of long-term debt	6,026	—
Interest expense	(17,140)	(28,071)
Interest income	760	6,629
	10,238	(252,981)

Loss before income taxes	(52,042)	(245,951)
Income tax provision	(623)	(1,523)
Net loss	$(52,665)	$(247,474)

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2009	2008
	(thousands)
ASSETS

Current
Cash and cash equivalents	$214,129	$275,803
Receivables
Trade, less allowances of $2,277 and $1,843	132,889	78,393
Related parties	3,518	3,112
Other	2,627	5,907
Inventories	233,746	279,023
Prepaid expenses and other	4,753	1,296
	591,662	643,534

Property
Property and equipment, net	275,364	291,999
Timber deposits	7,931	8,632
	283,295	300,631

Investment in equity affiliate	78,822	20,985
Deferred financing costs	6,064	7,862
Goodwill	12,170	12,170
Intangible assets, net	8,955	9,248
Other assets	9,038	6,009
Total assets	$990,006	$1,000,439

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

(unaudited)

	September 30,	December 31,
	2009	2008
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$108,205	$69,478
Related parties	2,286	2,195
Accrued liabilities
Compensation and benefits	31,744	38,228
Interest payable	7,698	3,930
Other	19,576	30,893
	169,509	144,724

Debt
Long-term debt	303,146	315,000

Other
Compensation and benefits	124,073	172,275
Other long-term liabilities	13,367	12,125
	137,440	184,400

Redeemable equity units
Series B equity units — 2,764,854 units and 2,920,574 units outstanding	2,765	2,920
Series C equity units — 16,270,616 units and 11,016,668 units outstanding	4,768	3,037
	7,533	5,957

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000,000 units authorized and outstanding	87,185	81,967
Series B equity units — no par value; 550,000,000 units authorized and 532,558,673 units and 532,414,853 units outstanding	285,193	268,391
Series C equity units — no par value; 44,000,000 units authorized and 11,951,751 units and 11,183,000 units outstanding	—	—
Total capital	372,378	350,358

Total liabilities and capital	$990,006	$1,000,439

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30
	2009	2008
	(thousands)
Cash provided by (used for) operations
Net loss	$(52,665)	$(247,474)
Items in net loss not using (providing) cash
Equity in net (income) loss of affiliate	(61,536)	15,249
Gain on sale of shares of equity affiliate	(997)	—
Impairment of investment in equity affiliate	43,039	208,074
Depreciation, depletion, and amortization of deferred financing costs and other	34,469	28,630
Related-party interest income	—	(2,760)
Pension and other postretirement benefit expense	10,002	10,616
Change in fair value of contingent value rights	(194)	1,803
Change in fair value of interest rate swaps	—	6,284
Management equity units expense, excluding expense related to the Sale	2,306	1,349
Gain on repurchase of long-term debt	(6,026)	—
Gain on sale of assets, net	(322)	(10,871)
Facility closure and curtailment costs	1,968	1,965
Loss on sale of note receivable from related party	—	8,357
Other	(1,106)	149
Decrease (increase) in working capital, net of acquisitions and dispositions
Receivables	(54,591)	(62,069)
Inventories	46,114	39,982
Prepaid expenses and other	(2,059)	2,068
Accounts payable and accrued liabilities	39,602	(6,322)
Pension and other postretirement benefit payments	(28,080)	(20,820)
Current and deferred income taxes	15	(969)
Other	(3,044)	1,396
Cash used for operations	(33,105)	(25,363)

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	315	1,269,081
Proceeds from sale of shares of equity affiliate	3,032	—
Proceeds from sale of note receivable from related party, net	—	52,737
Expenditures for property and equipment	(12,932)	(36,748)
Acquisition of businesses and facilities	(4,598)	—
Increase in restricted cash	—	(183,290)
Decrease in restricted cash	—	183,290
Other	1,964	1,556
Cash provided by (used for) investment	(12,219)	1,286,626

Cash provided by (used for) financing
Issuances of long-term debt	60,000	240,000
Payments of long-term debt	(65,627)	(1,085,563)
Short-term borrowings	—	(10,500)
Tax distributions to members	(10,705)	(128,024)
Repurchase of management equity units	(18)	(28,634)
Cash paid for termination of interest rate swaps	—	(11,918)
Other	—	(4,155)
Cash used for financing	(16,350)	(1,028,794)

Increase (decrease) in cash and cash equivalents	(61,674)	232,469

Balance at beginning of the period	275,803	57,623

Balance at end of the period	$214,129	$290,092

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2007	66,000	$78,463	530,357	$876,693	—	$10,268	$965,424

Net loss (a)	—	—	—	(287,978)	—	—	(287,978)
Other comprehensive income (loss), net of tax (a) (b)
Cash flow hedges	—	—	—	(133)	—	—	(133)
Unfunded accumulated benefit obligation	—	—	—	(151,773)	—	—	(151,773)
Equity in other comprehensive loss of equity affiliate	—	—	—	(41,984)	—	—	(41,984)
Paid-in-kind dividend	—	6,246	—	(6,246)	—	—	—
Tax distributions to members	—	(2,742)	—	(128,945)	—	—	(131,687)
Allocation of profit interest to Series B equity units	—	—	—	10,268	—	(10,268)	—
Fair market value adjustment of redeemable equity units	—	—	—	(11,338)	—	—	(11,338)
Allocation of redeemable equity units to Capital	—	—	2,058	6,923	11,183	—	6,923
Other	—	—	—	2,904	—	—	2,904
Balance at December 31, 2008 (c)	66,000	81,967	532,415	268,391	11,183	—	350,358

Net loss (a)	—	—	—	(52,665)	—	—	(52,665)
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	31,970	—	—	31,970
Equity in other comprehensive income of equity affiliate	—	—	—	864	—	—	864
Impairment of investment in equity affiliate	—	—	—	40,824	—	—	40,824
Paid-in-kind dividend	—	4,984	—	(4,984)	—	—	—
Tax distributions to members	—	234	—	91	—	—	325
Allocation of redeemable equity units to Capital	—	—	144	340	769	—	340
Other	—	—	—	362	—	—	362
Balance at September 30, 2009 (c)	66,000	$87,185	532,559	$285,193	11,952	$—	$372,378

(a)

Total comprehensive income (loss) for the three and nine months ended September 30, 2009, was $25.3 million and $21.0 million, compared with $(207.8) million and $(283.6) million for the three and nine months ended September 30, 2008.

(b)

Total other comprehensive income (loss) for the three and nine months ended September 30, 2009, was $(0.9) million and $73.7 million, compared with $(0.2) million and $(36.1) million for the three and nine months ended September 30, 2008.

(c)	Accumulated other comprehensive loss at September 30, 2009, and December 31, 2008, was $49.1 million and $122.8 million, respectively.

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

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we have a significant indirect financial interest in the results of the sold businesses. At September 30, 2009, we had a 46.0% ownership interest in Boise Inc. Assuming the vesting of all of Boise Inc.’s restricted stock, our ownership percentage on September 30, 2009, was 42.5% on a fully diluted basis. The equity interest we own in Boise Inc. represents a significant continuing involvement. As a result, the Paper and Packaging & Newsprint segment results through February 21, 2008, are included in our Consolidated Statement of Loss for the nine months ended September 30, 2008, and the sold assets are not classified as discontinued operations.

After the Sale, we operate our business in the following three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. See Note 17, Segment Information, for additional information about our reportable segments.

Basis of Presentation

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The net income (loss) for the three and nine months ended September 30, 2009 and 2008, involved estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the evaluation of our investment in Boise Inc. for other-than-temporary impairment; the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement and other postemployment benefits; and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets; volatile equity, foreign currency, and energy markets; and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. Quarterly results are not necessarily indicative of results that may be expected for the full year.

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation.

2.                                      Sale of Our Paper and Packaging & Newsprint Assets

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets to Boise Inc. for $1,277.2 million of cash consideration, $285.2 million of net stock consideration, and a $41.0 million paid-in-kind promissory note receivable. We recorded a $5.9 million gain, of which we recognized $3.0 million in our Consolidated Statement of Loss for the nine months ended September 30, 2008. In the first nine months of 2008, we deferred $2.9 million of the gain as a reduction of our investment in Boise Inc. In subsequent periods, the gain decreased to $5.7 million primarily due to transaction-related expenses and adjustments. For more information related to the Sale, see Note 3, Sale of Our Paper and Packaging & Newsprint Assets, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K.

3.                                      Investment in Equity Affiliate

In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. Our ownership interest provides us with the ability to exercise significant influence. Accordingly, we account for our investment in Boise Inc. under the equity method of accounting. We adjust the amount of our investment monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. As a result, our aggregate investment in Boise Inc. is recorded in a combination of the “Investment in equity affiliate” and other comprehensive income accounts within “Series B equity units” on our Consolidated Balance Sheets. Our ownership interest, and consequently our proportionate share of Boise Inc.’s net income or loss, changes when we or Boise Inc. engage in transactions of Boise Inc. common stock with third parties. At September 30, 2009, we owned 35.9 million shares, or 46.0%, of Boise Inc. Assuming the vesting of all of Boise Inc.’s restricted stock, our ownership percentage on September 30, 2009, was 42.5% on a fully diluted basis. Changes in ownership interest may also result in our recording an ownership interest dilution gain or loss.

During the three and nine months ended September 30, 2009, we recorded income of $29.2 million and $19.5 million, respectively, related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), compared with net expense of $205.9 million and $223.3 million during the three and nine months ended September 30, 2008, as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(thousands)

Equity in net income (loss) of Boise Inc.	$22,354	$2,126	$45,658	$(15,359)
Amortization of basis differential (a)	5,871	22	16,903	110
Loss on shares issued for settlement of CVR liability (b)	—	—	(1,025)	—
Equity in net income (loss) of affiliate	28,225	2,148	61,536	(15,249)
Gain on sale of shares of equity affiliate (c)	997	—	997	—
Impairment of investment in equity affiliate (d)	—	(208,074)	(43,039)	(208,074)
Total	$29,222	$(205,926)	$19,494	$(223,323)

(a)                                  At September 30, 2009, the carrying value of our investment in Boise Inc. was approximately $210.2 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to the write-down of our investment in Boise Inc. We are amortizing the difference to income on a straight-line basis over 9.1 years, which represents the remaining weighted-average useful life of Boise Inc.’s assets. The amortization of the basis differential resulted in our recognizing $5.9 million and $16.9 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2009, and will result in our recognizing approximately $23.1 million of income per year for the next 9.1 years, which will be increased or decreased by our proportionate share of Boise Inc.’s net income or loss.

(b)                                 During the nine months ended September 30, 2009, we settled our obligation related to the contingent value rights (CVRs) we issued to holders of Boise Inc. common stock. In connection with the settlement, in first quarter 2009, we transferred ownership of 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the market price on the date we settled our obligation with the shares and the carrying amount of the shares recorded on our Balance Sheet. For more information, see Note 13, Financial Instrument Risk.

(c)                                  During the three and nine months ended September 30, 2009, we sold 1.2 million Boise Inc. shares and recorded a $1.0 million gain on the sale of the Boise Inc. shares in our Consolidated Statements of Income (Loss). We contributed substantially all of the cash proceeds from the sale of the shares to our pension plans.

(d)                                 Quarterly, we compare the fair value of the Boise Inc. stock price with the carrying value of our investment to assess for other than temporary impairment. The fair value of our investment in Boise Inc. is calculated based on the number of Boise Inc. shares we own and Boise Inc.’s stock price on the respective balance sheet date. The carrying value of our investment is calculated as the sum of (1) the amount recorded in “Investment in equity affiliate” on our Consolidated Balance Sheet and (2) the amount of accumulated other comprehensive income related to our investment in Boise Inc. recorded within “Series B equity units” on our Consolidated Balance Sheet.

On March 31, 2009, and September 30, 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. We made the other than temporary impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of September 30, 2008, Boise Inc.’s stock had traded below our carrying value for over six months, and as of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, we recorded a $43.0 million impairment charge for the nine months ended September 30, 2009, and a $208.1 million impairment charge for the three and nine months ended September 30, 2008, in “Impairment of investment in equity affiliate” in our Consolidated Statements of Loss. For the nine months ended September 30, 2009, we reduced by $40.8 million our accumulated other comprehensive loss related to our investment in Boise Inc. (which was accumulated monthly from recording our proportionate share of Boise Inc.’s other comprehensive income or loss). In addition, we decreased “Investment in equity affiliate” $2.2 million to reduce the aggregate carrying value of our investment recorded on our Consolidated Balance Sheet to its fair value on March 31, 2009, of $0.61 per share.

On September 30, 2009, we evaluated whether our investment in Boise Inc. was other than temporarily impaired and concluded that it was not. The fair value of our investment of $5.28 per share exceeded the carrying value of $2.20 per share on that date. We will continue to monitor the value of Boise Inc.’s stock and our carrying value. Should market conditions and/or Boise Inc.’s financial performance deteriorate, it is possible that we will be required to record a noncash impairment charge that could have a material impact on our Consolidated Statements of Income (Loss). As additional information becomes known, we may change our estimates.

The following table presents summarized income statement information for Boise Inc. for the three and nine months ended September 30, 2009 and 2008. Income statement information for the period of January 1 through February 21, 2008, is included in our Consolidated Statement of Loss for the nine months ended September 30, 2008, and therefore is not included in the amounts below:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(thousands)

Sales	$508,265	$633,118	$1,487,917	$1,479,513
Costs and expenses	414,789	603,028	1,276,428	1,451,074
Income from operations	93,476	30,090	211,488	28,439
Net income (loss)	48,155	4,383	98,122	(30,038)

4.                                      Transactions With Related Parties

Sales

During the three and nine months ended September 30, 2009, we sold $6.5 million and $13.8 million of fiber to Boise Inc., compared with $18.0 million and $32.7 million during the three and nine months ended September 30, 2008. We also sell fiber to Louisiana Timber Procurement Company, L.L.C. (LTP), an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc., at prices designed to approximate market. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade. Boise Inc. is the primary beneficiary of LTP, as it absorbs more of its indirect operating expenses. Accordingly, Boise Inc. consolidates LTP’s results in its financial statements. During the three and nine months ended September 30, 2009, we sold $4.9 million and $12.2 million of fiber to LTP, compared with $3.2 million and $8.0 million during the three and nine months ended September 30, 2008. The sales to Boise Inc. and LTP are chip and pulpwood sales from our Wood Products segment and are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

Prior to the Sale, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the nine months ended September 30, 2008, sales to OfficeMax were $90.1 million. These sales are included in “Sales, Related parties” in the Consolidated Statement of Loss.

Costs and Expenses

During the three and nine months ended September 30, 2009, we purchased $5.0 million and $21.4 million of fiber from LTP, compared with $17.4 million and $44.1 million during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2009, we purchased $0.6 million and $1.8 million of transportation services from Boise Inc., compared with $1.1 million and $2.8 million during the three and nine months ended September 30, 2008. We purchased the fiber and transportation services at prices that approximated market prices. These costs are recorded in “Materials, labor, and other operating expenses from related parties” in our Consolidated Statements of Income (Loss).

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement is for three years. It will automatically renew for one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the applicable term. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee. The absorption fee of $3.0 million is allocated among the services provided under the contract and declines to zero in total and on an allocable basis over the remaining term of the agreement. During the three and nine months ended September 30, 2009 and 2008, we recognized expenses related to the Outsourcing Services Agreement in our Consolidated Statements of Income (Loss) as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(thousands)

Materials, labor, and other operating expenses from related parties	$491	$588	$1,444	$1,328
Selling and distribution expenses	676	657	2,026	1,733
General and administrative expenses from related party	2,682	2,506	7,618	6,010
	$3,849	$3,751	$11,088	$9,071

Tax Distributions

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of BC Holdings and affiliates to pay income taxes. During the nine months ended September 30, 2009 and 2008, we made $10.7 million and $128.0 million of net cash tax distributions, which in both years primarily related to the net taxable gain on the Sale. During the nine months ended September 30, 2009 and 2008, we paid $8.1 million and $105.0 million to Forest Products Holdings (FPH), our majority owner. FPH in turn paid $5.2 million and $94.2 million to Madison Dearborn Partners, our equity sponsor, $2.9 million and $10.4 million to management investors, and in 2008, $0.4 million to nonmanagement affiliates. For the nine months ended September 30, 2009 and 2008, we paid $2.6 million and $23.0 million to OfficeMax to fund their tax obligations related to their investments in us.

5.                                      Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2009, and December 31, 2008, we had $1.2 million and $3.0 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in sales. At September 30, 2009, and December 31, 2008, we had $9.7 million and $11.4 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

6.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(thousands)

Facility closures and curtailments (a)	$(550)	$1,951	$3,194	$3,247
Changes in pension plans (see Note 15)	—	—	(747)	—
Loss on sale of note receivable from related party (b)	—	44	—	8,357
Sales of assets, net (c)	(74)	(5,831)	(329)	(7,875)
Other, net	49	68	(1,763)	196
	$(575)	$(3,768)	$355	$3,925

(a)                                  In June 2009, we closed the lumber manufacturing facility in La Grande, Oregon. During the nine months ended September 30, 2009, we recorded $3.1 million of expense in “Other (income) expense, net,” $5.2 million of accelerated depreciation in “Depreciation, amortization, and depletion,” and $0.6 million of expenses in “Materials, labor, and other operating expenses” in our Consolidated Statement of Loss.

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

(b)                                 In June 2008, we sold the note receivable from Boise Inc. for $52.7 million, after selling expenses, and recorded an $8.4 million loss on the sale.

(c)                                  In July 2008, we sold our indirect wholly owned subsidiary in Brazil, Boise Cascade do Brasil LTDA., to Aracruz Celulose, S.A., for $45.5 million after selling expenses. For the three and nine months ended September 30, 2008, we recorded a $7.0 million and $5.7 million gain on the sale.

7.                                      Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $3.3 million for each of the three months ended September 30, 2009 and 2008, and $9.8 million and $12.0 million for the nine months ended September 30, 2009 and 2008. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $2.9 million for the remainder of 2009, $11.0 million in 2010, $10.0 million in 2011, $9.2 million in 2012, $7.9 million in 2013, and $6.8 million in 2014, with total payments thereafter of $31.8 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

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

Income Tax (Provision) Benefit

Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the three months ended September 30, 2009 and 2008, income tax expense was $0.1 million and $0.4 million. Income tax expense was $0.6 million and $1.5 million for the nine months ended September 30, 2009 and 2008. During the three months ended September 30, 2009 and 2008, our effective tax rates for our separate subsidiaries that are taxed as corporations were 31.3% and 34.0%. Our effective tax rates were 31.9% and 35.2% for the nine months ended September 30, 2009 and 2008. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

During the three months ended September 30, 2009 and 2008, we paid an insignificant amount of income taxes, net of income taxes refunded. We paid $0.6 million and $0.8 million of income taxes, net of refunds received, during the nine months ended September 30, 2009 and 2008, respectively.

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

9.                                      Inventories

Inventories include the following:

	September 30, 2009	December 31, 2008
	(thousands)

Finished goods and work in process	$188,327	$211,051
Logs	28,914	50,930
Other raw materials and supplies	16,505	17,042
	$233,746	$279,023

10.                               Property and Equipment, Net

Property and equipment, net, consisted of the following asset classes:

	September 30, 2009	December 31, 2008
	(thousands)

Land and land improvements	$36,551	$36,089
Buildings and improvements	109,733	106,966
Machinery and equipment	267,828	252,952
Construction in progress	13,495	20,954
	427,607	416,961
Less accumulated depreciation	(152,243)	(124,962)
	$275,364	$291,999

11.                               Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. At both September 30, 2009, and December 31, 2008, we had $12.2 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $6.6 million was recorded in our Wood Products segment.

We assess goodwill and intangible assets with indefinite lives for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, we test for impairment annually, in the fourth quarter of each year, using a discounted cash flow approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 17, Segment Information. We completed our annual assessment in fourth quarter 2008, which we updated in first quarter 2009, and determined that there was no impairment. The impairment analysis requires significant judgments and estimates to be made by management, including estimates of future cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. As these factors change in future periods, we will update our impairment analyses to reflect our latest estimates and projections. Should the markets for building products deteriorate further, should we make strategic decisions in response to continued difficult economic and competitive conditions, should we decide to invest capital differently, and should other cash flow assumptions change, it is reasonably possible that our determination that goodwill is not impaired could change in the near term. As additional information becomes known, we may change our estimates.

At September 30, 2009, and December 31, 2008, intangible assets represent the values assigned to trade names and trademarks, customer relationships, and a noncompete agreement. The trade names and trademark assets have an indefinite life and are not amortized. Customer relationships are amortized over five years, and the noncompete agreement is amortized over two years.

Intangible assets consisted of the following:

	September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(2,067)	33
Noncompete agreement	25	(3)	22
	$11,025	$(2,070)	$8,955

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,752)	348
	$11,000	$(1,752)	$9,248

Intangible asset amortization expense was $0.1 million for each of the three months ended September 30, 2009 and 2008. For each of the nine months ended September 30, 2009 and 2008, intangible asset amortization expense was $0.3 million. Amortization expense is not expected to be significant after 2009.

12.                               Debt

At September 30, 2009, and December 31, 2008, our long-term debt was as follows:

	September 30,	December 31,
	2009	2008
	(thousands)

Asset-based revolving credit facility, due 2013	$75,000	$75,000
7.125% senior subordinated notes, due 2014	228,146	240,000
Total long-term debt	$303,146	$315,000

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into a five-year $350 million senior secured asset-based revolving credit facility with Bank of America (Revolving Credit Facility). As part of the syndication process, the Revolving Credit

Facility was amended in April 2008 to revise the pricing and incorporate additional covenants. In May 2009, we repaid, and subsequently reborrowed, $60.0 million of outstanding borrowings under the Revolving Credit Facility, and we amended the Revolving Credit Facility to permanently reduce the lending commitments by $60 million, bringing the total commitments to $290 million. At both September 30, 2009, and December 31, 2008, we had $75.0 million of borrowings outstanding under the Revolving Credit Facility. Interest rates under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the nine months ended September 30, 2009, the average interest rate for our borrowings under the Revolving Credit Facility was 2.89%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit. The minimum and maximum borrowings under the Revolving Credit Facility were $15.0 million and $75.0 million during the nine months ended September 30, 2009. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the nine months ended September 30, 2009, was $73.7 million. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed-charge coverage ratio is below 1:1, as it was on September 30, 2009, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. At September 30, 2009, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $279.1 million.

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That covenant was not applicable on September 30, 2009. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At September 30, 2009, we had $19.5 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. In connection with the Sale, we repurchased $160.0 million of the notes at par during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in “Gain on repurchase of long-term debt” in our Consolidated Statement of Loss.

Other

For the nine months ended September 30, 2009 and 2008, cash payments for interest, net of interest capitalized, were $11.1 million and $25.8 million, respectively. The decrease in cash interest payments in the first nine months of 2009, relative to the same period a year ago, relates to the significant reduction in debt in February 2008 with the proceeds from the Sale.

At September 30, 2009, the estimated current market value of our fixed-rate debt, based on then-current interest rates for similar obligations with like maturities, was approximately $46.5 million less than the amount reported on our Consolidated Balance Sheet.

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

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents and bank credit facility. In the first nine months of 2009, we did not use any interest rate swap contracts to manage this risk.

In the first nine months of 2008, we significantly decreased our variable-rate debt with the proceeds from the Sale. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million. The interest rate swaps were considered economic hedges. During the nine months ended September 30, 2008, we recorded the fair value of the interest rate swaps, or $6.3 million of expense, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to reduce this risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2009, and December 31, 2008, the receivables from a single customer accounted for approximately 16% and 20% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Foreign Currency Risk

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. At September 30, 2009, we had no foreign currency hedges.

Energy Risk

Generally, we purchase natural gas at the prevailing market price at the time of delivery, and as such, we are subject to fluctuations in market prices. Occasionally, we enter into natural gas swaps, options, or a combination of these instruments to hedge the variable cash flow risk of natural gas purchases at index prices. At September 30, 2009, we had no material derivative instruments related to our forecasted natural gas purchases.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership and Boise Cascade, L.L.C., issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc. stock. During the nine months ended September 30, 2009, we settled our obligation related to the CVRs using 0.8 million of Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the market price on the date we settled our obligation with shares and the carrying amount of the shares recorded on our Consolidated Balance Sheet.

In 2008, we recorded the fair value of the CVR liability and associated expense based on a simulation analysis that considered the likelihood of Boise Inc. investors receiving payment under the Contingent Value Rights Agreement. We updated the simulation model each quarter and revalued the liability based on the results. For the three and nine months ended September 30, 2008, we recognized $2.2 million of income and $1.8 million of expense in “Change in fair value of contingent value rights” in our Consolidated Statements of Loss.

14.                               New and Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value. This update provides amendments to FASB Accounting Standards Codification (FASB ASC) 820, Fair Value Measurements and Disclosure, for the fair value measurement of liabilities when a quoted price in an active market is not available. We will adopt ASU 2009-05 on October 1, 2009, and we do not expect the adoption to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168 (ASU 2009-01), The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, approving the FASB Accounting Standards Codification (Codification), which states that the Codification is the exclusive authoritative reference for U.S. generally accepted accounting principles (GAAP). The Codification does not change U.S. GAAP. We adopted ASU 2009-01 on September 15, 2009, and the adoption did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FASB ASC 810), which amends the consolidation guidance applicable to variable-interest entities (VIEs). SFAS No. 167 requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We will adopt SFAS No. 167 on January 1, 2010, and we do not expect the adoption to have a material impact on our financial position or results of operations.

In December 2008, FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets (FASB ASC 715). This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. The FSP is effective for our 2009 Form 10-K. The adoption will affect our disclosures only and will have no impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FASB ASC 805), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 (FASB ASC 810). These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) could also affect the assessment of goodwill for impairment. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009. Because the business combinations we have entered into in 2009 have been relatively small, the adoption did not have a material impact on our financial position or results of operations. However, the accounting for future, potentially larger business combinations may be affected more by the adoption of the standard.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

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

The freeze had the following impact on our consolidated financial statements:

Consolidated Statements of Income (Loss)

We accounted for the amendment as a plan curtailment, and we recognized a net $0.7 million noncash curtailment gain, primarily related to our nonqualified salaried pension plans. We recorded the gain in “Other (income) expense, net” in our Consolidated Statement of Loss for the nine months ended September 30, 2009. Because the Salaried Plan has unrecognized losses, the curtailment gain associated with the amendment to the Salaried Plan was applied to partially offset the losses in the plan, resulting in no immediate gain recognition related to the Salaried Plan freeze.

As a result of the pension freeze, 2009 annual pension expense will decrease approximately $4.5 million. This reduction will be partially offset by incremental pension expense recognized in connection with the decision to indefinitely curtail lumber manufacturing at our facility in La Grande, Oregon.

Consolidated Balance Sheet

As a result of the pension freeze, our pension liabilities decreased a net $32.3 million, of which $42.2 million resulted from (1) an increase in the discount rate from 6.1% at December 31, 2008, to 6.9% at March 18, 2009, and (2) eliminating future salary increases from the liability measurement for the amended plans, as no future benefits will accrue in these plans after December 31, 2009. The $42.2 million decrease was partially offset by $9.9 million of investment losses related to the amended plans, net of our expected long-term rate of return on plan assets.

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

The following table presents the pension and postretirement benefit costs:

	Pension Benefits		Other Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2009	2008	2009	2008
	(thousands)

Service cost	$2,487	$2,752	$—	$—
Interest cost	4,886	4,615	2	2
Expected return on plan assets	(4,605)	(4,542)	—	—
Recognized actuarial (gain) loss	(289)	(40)	3	—
Amortization of prior service costs and other	45	32	—	—
Company-sponsored plans	2,524	2,817	5	2
Multiemployer pension plans	—	10	—	—
Net periodic benefit cost	$2,524	$2,827	$5	$2

	Pension Benefits		Other Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(thousands)

Service cost	$7,927	$9,821	$—	$1
Interest cost	14,797	17,299	9	25
Expected return on plan assets	(13,771)	(17,078)	—	—
Recognized actuarial (gain) loss	(556)	(244)	8	(13)
Amortization of prior service costs and other	136	288	—	—
Curtailment loss	1,452	404	—	—
Company-sponsored plans	9,985	10,490	17	13
Multiemployer pension plans	—	113	—	—
Net periodic benefit cost	$9,985	$10,603	$17	$13

In 2009, we were required to contribute $4.4 million to our pension plans, and in the first nine months of 2009, we made $28.1 million of contributions, which exceeded our 2009 legal funding requirements and improved the funded status of the plans.

16.                               Redeemable Equity Units

In February 2009, FPH granted 9.0 million Series C equity units with a threshold equity value of $1.30 per unit, of which 2.9 million units were forfeited in third quarter 2009. The Series C equity units are accounted for as restricted stock. We recognize compensation expense for the Series C equity units based on the fair value on the date of grant over the vesting period. For more information related to the Management Equity Plan, see Note 14, Redeemable Equity Units, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K.

The following summarizes the activity of our redeemable equity units during the nine months ended September 30, 2009 and year ended December 31, 2008.

	Series B Equity Units		Series C Equity Units		Total Redeemable
	Units	Amount	Units	Amount	Equity
	(thousands)

Balance at December 31, 2007	16,622	$16,992	39,069	$9,489	$26,481

Management equity units expense	—	—	—	634	634
Fair market value adjustment of redeemable equity units	—	9,415	—	4,984	14,399
Allocation of redeemable equity units to Capital	(2,058)	(2,058)	(11,183)	(4,865)	(6,923)
Repurchase of management equity units	(11,644)	(21,429)	(10,293)	(7,205)	(28,634)
Forfeitures	—	—	(6,576)	—	—
Balance at December 31, 2008	2,920	2,920	11,017	3,037	5,957

Issued	—	—	8,973	—	—
Management equity units expense	—	—	—	1,932	1,932
Allocation of redeemable equity units to Capital	(144)	(144)	(769)	(196)	(340)
Forfeitures	—	—	(2,940)	—	—
Other	(11)	(11)	(11)	(5)	(16)
Balance at September 30, 2009	2,765	$2,765	16,270	$4,768	$7,533

17.                         Segment Information

We operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. Prior to the Sale in February 2008, we operated our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Annual Report on Form 10-K. The equity interest we own in Boise Inc. after the Sale represents a significant continuing involvement. As a result, the results of the Paper and Packaging & Newsprint segments through February 21, 2008, are included in our first quarter 2008 results, and the sold assets are not classified as discontinued operations.

An analysis of our operations by segment is as follows:

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Depletion	(g)
	(millions)
Three Months Ended September 30, 2009
Building Materials Distribution	$472.1	$—	$0.1	$472.2	$9.7	$1.9	$11.6
Wood Products	95.5	11.4	56.3	163.2	(4.2)	7.6	3.4
Corporate and Other	—	—	—	—	(3.2)	0.1	(3.1)
	567.6	11.4	56.4	635.4	2.3	9.6	11.9
Intersegment eliminations	—	—	(56.4)	(56.4)	—	—	—
Equity in net income of affiliate (a)	—	—	—	—	28.2	—	28.2
Gain on sale of shares of equity affiliate (a)	—	—	—	—	1.0	—	1.0
Interest expense	—	—	—	—	(5.4)	—	—
Interest income	—	—	—	—	0.2	—	—
	$567.6	$11.4	$—	$579.0	$26.3	$9.6	$41.1

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Party	segment	Total	Taxes	Depletion	(g)
	(millions)
Three Months Ended September 30, 2008
Building Materials Distribution	$583.5	$—	$0.6	$584.1	$10.2	$1.9	$12.1
Wood Products (b)	122.4	21.2	71.5	215.1	(3.1)	6.8	3.6
Corporate and Other (c)	—	—	—	—	(5.9)	0.1	(5.7)
	705.9	21.2	72.1	799.2	1.2	8.8	10.0
Intersegment eliminations	—	—	(72.1)	(72.1)	—	—	—
Equity in net income of affiliate (a)	—	—	—	—	2.1	—	2.1
Impairment of investment in equity affiliate (a)	—	—	—	—	(208.1)	—	(208.1)
Change in fair value of contingent value rights	—	—	—	—	2.2	—	2.2
Interest expense	—	—	—	—	(6.3)	—	—
Interest income	—	—	—	—	1.5	—	—
	$705.9	$21.2	$—	$727.1	$(207.2)	$8.8	$(193.7)

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Depletion	(g)
	(millions)
Nine Months Ended September 30, 2009
Building Materials Distribution	$1,240.6	$—	$0.3	$1,240.9	$8.8	$5.7	$14.5
Wood Products (d)	247.0	26.0	141.1	414.1	(61.0)	26.1	(34.9)
Corporate and Other	—	—	—	—	(9.2)	0.4	(8.8)
	1,487.6	26.0	141.4	1,655.0	(61.4)	32.2	(29.2)
Intersegment eliminations	—	—	(141.4)	(141.4)	—	—	—
Equity in net income of affiliate (a)	—	—	—	—	61.5	—	61.5
Gain on sale of shares of equity affiliate (a)	—	—	—	—	1.0	—	1.0
Impairment of investment in equity affiliate (a)	—	—	—	—	(43.0)	—	(43.0)
Change in fair value of contingent value rights	—	—	—	—	0.2	—	0.2
Gain on repurchase of long-term debt	—	—	—	—	6.0	—	6.0
Interest expense	—	—	—	—	(17.1)	—	—
Interest income	—	—	—	—	0.8	—	—
	$1,487.6	$26.0	$—	$1,513.6	$(52.0)	$32.2	$(3.5)

					Income	Depreciation,
	Sales				(Loss)	Amortization,
		Related	Inter-		Before	and	EBITDA
	Trade	Party	segment	Total	Taxes	Depletion	(g)
	(millions)
Nine Months Ended September 30, 2008
Building Materials Distribution	$1,697.1	$—	$0.9	$1,698.0	$24.3	$5.8	$30.1
Wood Products (b)	374.6	40.7	224.5	639.8	(23.6)	21.0	(2.7)
Paper (e)	154.4	90.1	9.0	253.5	20.7	0.3	21.1
Packaging & Newsprint (e)	102.2	—	11.3	113.5	5.7	0.1	5.7
Corporate and Other (c)	1.8	—	6.8	8.6	(20.2)	0.3	(19.8)
	2,330.1	130.8	252.5	2,713.4	6.9	27.5	34.4
Intersegment eliminations	—	—	(252.5)	(252.5)	—	—	—
Equity in net loss of affiliate (a)	—	—	—	—	(15.2)	—	(15.2)
Impairment of investment in equity affiliate (a)	—	—	—	—	(208.1)	—	(208.1)
Change in fair value of contingent value rights	—	—	—	—	(1.8)	—	(1.8)
Change in fair value of interest rate swaps (f)	—	—	—	—	(6.3)	—	—
Interest expense	—	—	—	—	(28.1)	—	—
Interest income	—	—	—	—	6.6	—	—
	$2,330.1	$130.8	$—	$2,460.9	$(246.0)	$27.5	$(190.8)

(a)                                  See Note 3, Investment in Equity Affiliate, for information related to our investment in Boise Inc.

(b)                                 The three and nine months ended September 30, 2008, included a $7.0 million and a $5.7 million net gain on the sale of our wholly owned subsidiary in Brazil. Both the three and nine months ended September 30, 2008, included $2.8 million of expenses related to the closure of our veneer operation in St. Helens, Oregon.

(c)                                  The nine months ended September 30, 2008, included an $8.4 million loss on the sale of the note receivable from Boise Inc. See Note 6, Other (Income) Expense, Net, for more information.The nine months ended September 30, 2008, included a $3.0 million gain on the Sale. The three months ended September 30, 2008, included $1.7 million of expenses related to the Sale.

(d)                                 Included $8.9 million of expenses in income (loss) before taxes for the nine months ended September 30, 2009, and $3.7 million of expenses in EBITDA for the nine months ended September 30, 2009, related to the closure of the lumber manufacturing facility in La Grande, Oregon.

(e)                                  As a result of the Sale, the nine months ended September 30, 2008, include the results of the Paper and Packaging & Newsprint segments through February 21, 2008.

(f)                                    Included approximately $6.3 million of expense related to the change in the fair value of our interest rate swaps, which we terminated in February 2008. See Note 13, Financial Instrument Risk, for more information.

(g)                                 EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(millions)

Net income (loss)	$26.2	$(207.6)	$(52.7)	$(247.5)
Change in fair value of interest rate swaps	—	—	—	6.3
Interest expense	5.4	6.3	17.1	28.1
Interest income	(0.2)	(1.5)	(0.8)	(6.6)
Income tax provision	0.1	0.4	0.6	1.5
Depreciation, amortization, and depletion	9.6	8.8	32.2	27.5
EBITDA	$41.1	$(193.7)	$(3.5)	$(190.8)

18.                               Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Leases, and Note 12, Debt. We are a party to a number of long-term log and fiber supply agreements and utility purchase contracts that are discussed in Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At September 30, 2009, there have been no material changes to our commitments outside the normal course of business, except as disclosed in Note 12, Debt, and Note 15, Retirement and Benefit Plans, of this Form 10-Q.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2009, there have been no material changes to the guarantees disclosed in the 2008 Form 10-K.

19.                               Subsequent Events

On November 12, 2009, we announced our intent to sell 15 million of the 35.9 million shares we hold in Boise Inc. in a secondary offering being led by Goldman, Sachs & Co. Our ownership interest and our proportionate share of Boise Inc.’s net income or loss will decrease after the sale. The final pricing and size of the offering will depend on market conditions. If the offering is successful, we will be obligated under the indenture governing our 7.125% senior subordinated notes due 2014 to use the net proceeds within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes.

We evaluated events and transactions subsequent to September 30, 2009, to November 13, 2009, the date these consolidated financial statements and notes were included in this Form 10-Q and filed with the Securities and Exchange Commission. Except as disclosed in the paragraph above, we have not identified any other events that that would require recognition or disclosure in the consolidated financial statements and notes to the financial statements.

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

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended September 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$563,713	$3,930	$—	$567,643
Intercompany	—	—	—	2,548	(2,548)	—
Related parties	—	—	11,364	—	—	11,364
	—	—	575,077	6,478	(2,548)	579,007

Costs and expenses
Materials, labor, and other operating expenses	—	—	497,990	6,644	(2,748)	501,886
Materials, labor, and other operating expenses from related parties	—	—	6,094	—	—	6,094
Depreciation, amortization, and depletion	—	113	9,047	467	—	9,627
Selling and distribution expenses	—	—	50,421	293	—	50,714
General and administrative expenses	1	905	5,735	—	200	6,841
General and administrative expenses from related party	—	2,682	—	—	—	2,682
Other (income) expense, net	—	42	(544)	(73)	—	(575)
	1	3,742	568,743	7,331	(2,548)	577,269

Income (loss) from operations	(1)	(3,742)	6,334	(853)	—	1,738

Equity in net income of affiliate (Boise Inc.)	28,225	—	—	—	—	28,225
Gain on sale of shares of equity affiliate (Boise Inc.)	997	—	—	—	—	997
Foreign exchange gain	—	364	40	117	—	521
Interest expense	—	(5,389)	—	—	—	(5,389)
Interest income	—	95	90	—	—	185
	29,222	(4,930)	130	117	—	24,539

Income (loss) before income taxes and equity in net income (loss) of affiliates	29,221	(8,672)	6,464	(736)	—	26,277
Income tax provision	—	(20)	(52)	—	—	(72)

Income (loss) before equity in net income (loss) of affiliates	29,221	(8,692)	6,412	(736)	—	26,205

Equity in net income (loss) of affiliates	(3,016)	5,676	—	—	(2,660)	—
Net income (loss)	$26,205	$(3,016)	$6,412	$(736)	$(2,660)	$26,205

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended September 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$702,604	$3,308	$—	$705,912
Intercompany	—	—	—	4,147	(4,147)	—
Related parties	—	—	21,214	—	—	21,214
	—	—	723,818	7,455	(4,147)	727,126

Costs and expenses
Materials, labor, and other operating expenses	—	(138)	623,427	8,265	(4,147)	627,407
Materials, labor, and other operating expenses from related parties	—	—	19,045	—	—	19,045
Depreciation, amortization, and depletion	—	88	8,178	485	—	8,751
Selling and distribution expenses	—	—	61,967	570	—	62,537
General and administrative expenses	—	1,115	6,143	1	—	7,259
General and administrative expenses from related party	—	2,506	—	—	—	2,506
Loss on sale of Paper and Packaging & Newsprint assets	—	1,739	—	—	—	1,739
Other (income) expense, net	44	92	(2,645)	(1,259)	—	(3,768)
	44	5,402	716,115	8,062	(4,147)	725,476

Income (loss) from operations	(44)	(5,402)	7,703	(607)	—	1,650

Equity in net income of affiliate (Boise Inc.)	2,148	—	—	—	—	2,148
Impairment of investment in equity affiliate (Boise Inc.)	(208,074)	—	—	—	—	(208,074)
Foreign exchange gain (loss)	—	(343)	42	(105)	—	(406)
Change in fair value of contingent value rights	—	2,227	—	—	—	2,227
Interest expense	—	(6,263)	—	—	—	(6,263)
Interest expense—intercompany	—	—	—	(15)	15	—
Interest income	—	1,381	88	—	—	1,469
Interest income—intercompany	—	15	—	—	(15)	—
	(205,926)	(2,983)	130	(120)	—	(208,899)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(205,970)	(8,385)	7,833	(727)	—	(207,249)
Income tax provision	—	(361)	(30)	—	—	(391)

Income (loss) before equity in net income (loss) of affiliates	(205,970)	(8,746)	7,803	(727)	—	(207,640)

Equity in net income (loss) of affiliates	(1,670)	7,076	—	—	(5,406)	—
Net income (loss)	$(207,640)	$(1,670)	$7,803	$(727)	$(5,406)	$(207,640)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,480,153	$7,461	$—	$1,487,614
Intercompany	—	—	15	6,516	(6,531)	—
Related parties	—	—	26,000	—	—	26,000
	—	—	1,506,168	13,977	(6,531)	1,513,614

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,338,492	15,010	(6,846)	1,346,656
Materials, labor, and other operating expenses from related parties	—	—	24,716	—	—	24,716
Depreciation, amortization, and depletion	—	340	30,465	1,389	—	32,194
Selling and distribution expenses	—	—	142,838	888	—	143,726
General and administrative expenses	1	3,896	16,417	—	315	20,629
General and administrative expenses from related party	—	7,618	—	—	—	7,618
Other (income) expense, net	—	(1,829)	2,479	(295)	—	355
	1	10,025	1,555,407	16,992	(6,531)	1,575,894

Loss from operations	(1)	(10,025)	(49,239)	(3,015)	—	(62,280)

Equity in net income of affiliate (Boise Inc.)	61,536	—	—	—	—	61,536
Gain on sale of shares of equity affiliate (Boise Inc.)	997	—	—	—	—	997
Impairment of investment in equity affiliate (Boise Inc.)	(43,039)	—	—	—	—	(43,039)
Foreign exchange gain	—	590	173	141	—	904
Change in fair value of contingent value rights	—	194	—	—	—	194
Gain on repurchase of long-term debt	—	6,026	—	—	—	6,026
Interest expense	—	(17,140)	—	—	—	(17,140)
Interest income	—	490	270	—	—	760
	19,494	(9,840)	443	141	—	10,238

Income (loss) before income taxes and equity in net income (loss) of affiliates	19,493	(19,865)	(48,796)	(2,874)	—	(52,042)
Income tax provision	—	(561)	(41)	(21)	—	(623)

Income (loss) before equity in net income (loss) of affiliates	19,493	(20,426)	(48,837)	(2,895)	—	(52,665)

Equity in net income (loss) of affiliates	(72,158)	(51,732)	—	—	123,890	—
Net income (loss)	$(52,665)	$(72,158)	$(48,837)	$(2,895)	$123,890	$(52,665)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$2,316,309	$13,805	$—	$2,330,114
Intercompany	—	—	2	20,291	(20,293)	—
Related parties	—	—	130,782	—	—	130,782
	—	—	2,447,093	34,096	(20,293)	2,460,896

Costs and expenses
Materials, labor, and other operating expenses	—	1,673	2,136,347	35,298	(15,367)	2,157,951
Materials, labor, and other operating expenses from related parties	—	—	48,234	—	—	48,234
Depreciation, amortization, and depletion	—	348	25,259	1,863	—	27,470
Selling and distribution expenses	—	—	181,350	2,152	—	183,502
General and administrative expenses	1	6,877	27,581	237	(4,926)	29,770
General and administrative expenses from related party	—	6,010	—	—	—	6,010
Gain on sale of Paper and Packaging & Newsprint assets	—	(2,996)	—	—	—	(2,996)
Other (income) expense, net	8,357	354	(5,863)	1,077	—	3,925
	8,358	12,266	2,412,908	40,627	(20,293)	2,453,866

Income (loss) from operations	(8,358)	(12,266)	34,185	(6,531)	—	7,030

Equity in net loss of affiliate (Boise Inc.)	(15,249)	—	—	—	—	(15,249)
Impairment of investment in equity affiliate (Boise Inc.)	(208,074)	—	—	—	—	(208,074)
Foreign exchange gain (loss)	—	(540)	(100)	511	—	(129)
Change in fair value of contingent value rights	—	(1,803)	—	—	—	(1,803)
Change in fair value of interest rate swaps	—	(6,284)	—	—	—	(6,284)
Interest expense	—	(27,226)	—	(845)	—	(28,071)
Interest expense—intercompany	—	(158)	(2)	(1,434)	1,594	—
Interest income	2,760	3,646	209	14	—	6,629
Interest income—intercompany	—	67	1,527	—	(1,594)	—
	(220,563)	(32,298)	1,634	(1,754)	—	(252,981)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(228,921)	(44,564)	35,819	(8,285)	—	(245,951)
Income tax provision	—	(1,256)	(267)	—	—	(1,523)

Income (loss) before equity in net income (loss) of affiliates	(228,921)	(45,820)	35,552	(8,285)	—	(247,474)

Equity in net income (loss) of affiliates	(18,553)	27,267	—	—	(8,714)	—
Net income (loss)	$(247,474)	$(18,553)	$35,552	$(8,285)	$(8,714)	$(247,474)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at September 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$214,009	$19	$100	$—	$214,129
Receivables
Trade, less allowances	—	—	131,017	1,872	—	132,889
Related parties	—	9	3,509	—	—	3,518
Intercompany	—	—	56	321	(377)	—
Other	—	42	2,158	427	—	2,627
Inventories	—	—	229,756	3,990	—	233,746
Prepaid expenses and other	—	2,266	2,339	148	—	4,753
	1	216,326	368,854	6,858	(377)	591,662

Property
Property and equipment, net	—	3,013	259,706	12,645	—	275,364
Timber deposits	—	—	7,931	—	—	7,931
	—	3,013	267,637	12,645	—	283,295

Investment in equity affiliate (Boise Inc.)	78,822	—	—	—	—	78,822
Deferred financing costs	—	6,064	—	—	—	6,064
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,955	—	—	8,955
Other assets	—	116	8,922	—	—	9,038
Investments in affiliates	301,088	542,592	—	—	(843,680)	—
Total assets	$379,911	$768,111	$666,538	$19,503	$(844,057)	$990,006

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at September 30, 2009 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$6,456	$100,772	$977	$—	$108,205
Related parties	—	1,696	590	—	—	2,286
Intercompany	—	—	321	56	(377)	—
Accrued liabilities
Compensation and benefits	—	12,315	19,193	236	—	31,744
Interest payable	—	7,698	—	—	—	7,698
Other	—	1,715	17,278	583	—	19,576
	—	29,880	138,154	1,852	(377)	169,509

Debt
Long-term debt	—	303,146	—	—	—	303,146

Other
Compensation and benefits	—	124,073	—	—	—	124,073
Other long-term liabilities	—	9,924	3,443	—	—	13,367
	—	133,997	3,443	—	—	137,440

Redeemable equity units
Series B equity units	2,765	—	—	—	—	2,765
Series C equity units	4,768	—	—	—	—	4,768
Redeemable equity units	—	7,533	—	—	(7,533)	—
	7,533	7,533	—	—	(7,533)	7,533

Commitments and contingent liabilities

Capital
Series A equity units	87,185	—	—	—	—	87,185
Series B equity units	285,193	—	—	—	—	285,193
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	293,555	524,941	17,651	(836,147)	—
Total capital	372,378	293,555	524,941	17,651	(836,147)	372,378
Total liabilities and capital	$379,911	$768,111	$666,538	$19,503	$(844,057)	$990,006

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$275,726	$20	$56	$—	$275,803
Receivables
Trade, less allowances	—	—	78,211	182	—	78,393
Related parties	—	126	2,986	—	—	3,112
Intercompany	—	—	56	34	(90)	—
Other	—	1,269	4,324	314	—	5,907
Inventories	—	—	272,992	6,031	—	279,023
Prepaid expenses and other	—	(295)	1,558	33	—	1,296
	1	276,826	360,147	6,650	(90)	643,534

Property
Property and equipment, net	—	3,204	275,499	13,296	—	291,999
Timber deposits	—	—	8,632	—	—	8,632
	—	3,204	284,131	13,296	—	300,631

Investment in equity affiliate (Boise Inc.)	20,985	—	—	—	—	20,985
Deferred financing costs	—	7,862	—	—	—	7,862
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,248	—	—	9,248
Other assets	—	105	5,904	—	—	6,009
Investments in affiliates	335,329	583,238	—	—	(918,567)	—
Total assets	$356,315	$871,235	$671,600	$19,946	$(918,657)	$1,000,439

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2008 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$6,928	$62,345	$205	$—	$69,478
Related parties	—	1,427	768	—	—	2,195
Intercompany	—	—	34	56	(90)	—
Accrued liabilities
Compensation and benefits	—	14,396	23,660	172	—	38,228
Interest payable	—	3,930	—	—	—	3,930
Other	—	13,736	16,455	702	—	30,893
	—	40,417	103,262	1,135	(90)	144,724

Debt
Long-term debt	—	315,000	—	—	—	315,000

Other
Compensation and benefits	—	172,275	—	—	—	172,275
Other long-term liabilities	—	8,214	3,911	—	—	12,125
	—	180,489	3,911	—	—	184,400

Redeemable equity units
Series B equity units	2,920	—	—	—	—	2,920
Series C equity units	3,037	—	—	—	—	3,037
Redeemable equity units	—	5,957	—	—	(5,957)	—
	5,957	5,957	—	—	(5,957)	5,957

Commitments and contingent liabilities

Capital
Series A equity units	81,967	—	—	—	—	81,967
Series B equity units	268,391	—	—	—	—	268,391
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	329,372	564,427	18,811	(912,610)	—
Total capital	350,358	329,372	564,427	18,811	(912,610)	350,358
Total liabilities and capital	$356,315	$871,235	$671,600	$19,946	$(918,657)	$1,000,439

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(52,665)	$(72,158)	$(48,837)	$(2,895)	$123,890	$(52,665)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate (Boise Inc.)	(61,536)	—	—	—	—	(61,536)
Gain on sale of shares of equity affiliate (Boise Inc.)	(997)	—	—	—	—	(997)
Impairment of investment in equity affiliate (Boise Inc.)	43,039	—	—	—	—	43,039
Equity in net (income) loss of affiliates	72,158	51,732	—	—	(123,890)	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	2,615	30,465	1,389	—	34,469
Pension and other postretirement benefit expense	—	10,002	—	—	—	10,002
Change in fair value of contingent rights	—	(194)	—	—	—	(194)
Management equity units expense	—	2,306	—	—	—	2,306
Gain on repurchase of long-term debt	—	(6,026)	—	—	—	(6,026)
Gain on sale of assets, net	—	—	(326)	4	—	(322)
Facility closure and curtailment costs	—	—	1,968	—	—	1,968
Other	—	(590)	(371)	(145)	—	(1,106)
Decrease (increase) in working capital, net of acquisitions and dispositions
Receivables	—	747	(53,535)	(2,090)	287	(54,591)
Inventories	—	—	44,073	2,041	—	46,114
Prepaid expenses and other	—	(1,167)	(781)	(111)	—	(2,059)
Accounts payable and accrued liabilities	—	2,976	36,196	717	(287)	39,602
Pension and other postretirement benefit payments	—	(28,080)	—	—	—	(28,080)
Current and deferred income taxes	—	(25)	40	—	—	15
Other	—	(24)	(3,020)	—	—	(3,044)
Cash provided by (used for) operations	(1)	(37,886)	5,872	(1,090)	—	(33,105)
Cash provided by (used for) investment
Proceeds from sale of assets, net	—	—	315	—	—	315
Proceeds from sale of shares of equity affiliate (Boise Inc.)	3,032	—	—	—	—	3,032
Expenditures for property and equipment	—	(6)	(12,166)	(760)	—	(12,932)
Acquisition of businesses and facilities	—	—	(4,598)	—	—	(4,598)
Other	—	580	1,225	159	—	1,964
Cash provided by (used for) investment	3,032	574	(15,224)	(601)	—	(12,219)
Cash provided by (used for) financing
Issuances of long-term debt	—	60,000	—	—	—	60,000
Payments of long-term debt	—	(65,627)	—	—	—	(65,627)
Tax distributions to members	(10,705)	—	—	—	—	(10,705)
Repurchase of management equity units	(18)	—	—	—	—	(18)
Due to (from) affiliates	7,692	(18,778)	9,351	1,735	—	—
Cash provided by (used for) financing	(3,031)	(24,405)	9,351	1,735	—	(16,350)
Increase (decrease) in cash and cash equivalents	—	(61,717)	(1)	44	—	(61,674)
Balance at beginning of the period	1	275,726	20	56	—	275,803
Balance at end of the period	$1	$214,009	$19	$100	$—	$214,129

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
			(thousands)
Cash provided by (used for) operations
Net income (loss)	$(247,474)	$(18,553)	$35,552	$(8,285)	$(8,714)	$(247,474)
Items in net income (loss) not using (providing) cash
Equity in net loss of affiliate (Boise Inc.)	15,249	—	—	—	—	15,249
Impairment of investment in equity affiliate (Boise Inc.)	208,074	—	—	—	—	208,074
Equity in net (income) loss of affiliates	18,553	(27,267)	—	—	8,714	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	1,494	25,259	1,877	—	28,630
Related-party interest expense	—	158	2	1,434	(1,594)	—
Related-party interest income	(2,760)	(67)	(1,527)	—	1,594	(2,760)
Pension and other postretirement benefit expense	—	10,616	—	—	—	10,616
Change in fair value of contingent rights	—	1,803	—	—	—	1,803
Change in fair value of interest rate swaps	—	6,284	—	—	—	6,284
Management equity units expense, excluding expense related to the Sale	—	1,349	—	—	—	1,349
Gain on sale of assets, net	—	(2,996)	(7,875)	—	—	(10,871)
Facility closure and curtailment costs	—	—	1,965	—		1,965
Loss on sale of note receivable from related party	8,357	—	—	—	—	8,357
Other	—	583	77	(511)	—	149
Decrease (increase) in working capital, net of dispositions
Receivables	—	(8,554)	(372,577)	319,062	—	(62,069)
Inventories	—	5,611	29,112	5,259	—	39,982
Prepaid expenses	—	1,151	415	502	—	2,068
Accounts payable and accrued liabilities	—	(9,586)	10,610	(7,346)	—	(6,322)
Pension and other postretirement benefit payments	—	(20,820)	—	—	—	(20,820)
Current and deferred income taxes	—	(514)	203	(658)	—	(969)
Other	—	5,956	(4,332)	(228)	—	1,396
Cash provided by (used for) operations	(1)	(53,352)	(283,116)	311,106	—	(25,363)
Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	—	1,200,795	22,750	45,536	—	1,269,081
Proceeds from sale of note receivable from related party, net	52,737	—	—	—	—	52,737
Expenditures for property and equipment	—	(905)	(32,998)	(2,845)	—	(36,748)
Increase in restricted cash	—	(183,290)	—	—	—	(183,290)
Decrease in restricted cash	—	183,290	—	—	—	183,290
Other	—	137	1,446	(27)	—	1,556
Cash provided by (used for) investment	52,737	1,200,027	(8,802)	42,664	—	1,286,626
Cash provided by (used for) financing
Issuances of long-term debt	—	115,000	—	125,000	—	240,000
Payments of long-term debt	—	(920,563)	—	(165,000)	—	(1,085,563)
Short-term borrowings	—	(10,500)	—	—	—	(10,500)
Tax distributions to members	(128,024)	—	—	—	—	(128,024)
Repurchase of management equity units	(28,634)	—	—	—	—	(28,634)
Cash paid for termination of interest rate swaps	—	(11,918)	—	—	—	(11,918)
Due to (from) affiliates	103,922	(81,099)	291,917	(314,740)	—	—
Other	—	(4,155)	—	—	—	(4,155)
Cash provided by (used for) financing	(52,736)	(913,235)	291,917	(354,740)	—	(1,028,794)
Increase (decrease) in cash and cash equivalents	—	233,440	(1)	(970)	—	232,469
Balance at beginning of the period	1	56,588	21	1,013	—	57,623
Balance at end of the period	$1	$290,028	$20	$43	$—	$290,092

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

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part I, Item 1A. Risk Factors” in our 2008 Form 10-K, as well as the factors listed in other documents we file with the SEC. There have been no material changes to our risk factors during the nine months ended September 30, 2009, from those listed in our 2008 Form 10-K. We do not assume an obligation to update any forward-looking statement as a result of new information, future events, or otherwise. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Overview

We begin this discussion and analysis with a general background related to our company. “Recent Trends and Operational Outlook” and “Factors That Affect Our Operating Results” are intended to give the reader context that may be helpful in understanding the opportunities and challenges our businesses face as we compete in the marketplace. The analysis then reviews “Our Operating Results” for the three and nine months ended September 30, 2009, compared with the same periods in 2008.

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

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for cash and securities equal to $1.6 billion, plus working capital adjustments. Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. The equity interest we own in Boise Inc. represents a significant continuing interest. As a result, the Paper and Packaging & Newsprint segment results for the period of January 1 through February 21, 2008, are included in our Consolidated Statement of Loss for the nine months ended September 30, 2008, and the sold assets are not classified as discontinued operations. For more information related to the Sale, see Note 3, Sale of Our Paper and Packaging & Newsprint Assets, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K.

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

Recent Trends and Operational Outlook

The U.S. economy declined dramatically late in 2008 and the first part of 2009, and although real gross domestic product growth turned positive in third quarter 2009, the economy remains weak. The national unemployment rate continues to be high. The unemployment rate increased to 9.8% at September 30, 2009, compared with 6.2% at September 30, 2008. Concerns continue over the availability and cost of credit, the volatility and strength of the capital and credit markets, unemployment, and consumer and business confidence, which all affect the business and economic environment in which we operate.

As of October 2009, the Blue Chip Economic Indicators consensus forecast for 2009 single- and multifamily housing starts in the U.S. was approximately 0.58 million units, and the U.S. Census Bureau reported 2008 housing starts in the U.S. at 0.91 million units. These amounts are significantly below historical trends of approximately 1.7 million units over the ten years prior to 2008. The inventory of unsold homes is elevated relative to the number of homes being sold, and foreclosure rates have increased as unemployment rates have increased and home prices have declined in many parts of the United States. As a general rule, those markets that experienced the highest growth and price appreciation have experienced the biggest declines in price and resulting declines in housing starts.

Our results are principally driven by new single-family home construction and, to a lesser extent, by repair-and-remodel activities as well as light commercial construction. Single-family housing starts decreased approximately 17% in third quarter 2009 to an annualized rate of 0.50 million units, compared with 0.60 million units in third quarter 2008. The decrease is due to an excess supply of homes, tight credit conditions, and an increase in foreclosures. Consumer spending for large repair-and-remodel projects also decreased due to general economic conditions, among other factors. Demand for building products continues to be weak, and there is ongoing pricing pressure as suppliers compete for the limited business available.

The major costs in our Wood Products segment are labor, wood fiber, energy, and chemicals. Our input costs have declined over the last several quarters with the slowdown in global economic activity. We have benefited from unit cost declines in glues, resins, and logs. We have managed our labor costs during this uncertain economic environment by implementing pay freezes for our salaried employees until we have evidence of improved business conditions. In addition, in first quarter 2009, we amended our benefit plans to freeze the pension benefits for all salaried employees effective December 31, 2009, and suspended the $0.70 company match component of our 401(k) plan for salaried employees effective April 1, 2009.

Despite a modest improvement in demand due to seasonal weather factors in some of our markets, overall market conditions continued to be difficult in the third quarter. We continued to take rolling curtailments at a number of our wood products operations to maintain appropriate inventory levels, while trying to minimize the negative impact of the curtailments on our employees and our operating results. We have also permanently closed some facilities. It is likely that we will need to continue our practice of rolling curtailments in a manner that allows us to retain our skilled workforce and keep our inventories in balance with demand. We will continue to evaluate the long-term viability and value to our business strategy of our remaining operating facilities and may conclude that additional facilities should be curtailed or sold in response to market conditions, as we believe the level of end product demand will remain depressed throughout the remainder of the year. It is unclear when a turnaround may occur, and there remains a high degree of uncertainty around new residential demand for 2010. However, along with many forecasters, we believe U.S. housing demand will improve in the longer term based on population demographics and a variety of other factors.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•                  General economic conditions, including but not limited to housing starts, repair-and-remodel activities and nonresidential construction, foreclosure rates, interest rates, unemployment rates, and relative currency values;

•                  Mortgage pricing and availability, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•                  Availability and affordability of raw materials, including wood fiber, energy, and chemicals;

•                  The commodity nature of our products and their price movements, which are driven largely by supply and demand;

•                  Pricing volatility;

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

•                  The financial condition and creditworthiness of our customers;

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

During the nine months ended September 30, 2009 and 2008, sales of EWP from our Wood Products segment were 34% of segment sales in both periods. The ongoing weakness in new residential construction has impeded our ability to grow our EWP sales. Comparing the nine months ended September 30, 2009, with the same period in 2008, our laminated veneer lumber (LVL) and I-joist sales volumes decreased 33%.

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

In our Building Materials Distribution segment, the primary cost is for products procured for resale. After considering discounts and rebates, our products procured for resale represent about 88% of our total costs and expenses. Occupancy, labor, and delivery costs are also important factors that affect our earnings in this segment.

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

As of September 30, 2009, we had approximately 4,300 employees. Approximately 1,500, or 35%, of these employees work pursuant to collective bargaining agreements. Labor contracts covering approximately 700 employees with the Carpenters Industrial Council expired on July 15, 2009, at our Florien and Oakdale, Louisiana, plywood plants. We opened discussions with the union in late second quarter. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Wood fiber.  Our primary raw material is wood fiber. For the nine months ended September 30, 2009 and 2008, wood fiber accounted for approximately 38% and 39% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment.

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

Energy.  Prices for energy, particularly electricity, natural gas, and diesel, have been volatile in recent years, at times substantially exceeding historical averages. For the nine months ended September 30, 2009 and 2008, energy costs represented approximately 4% and 5%, respectively, of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. Our energy costs in wood products manufacturing declined during the first nine months of 2009, compared with the same period in 2008, due to reduced manufacturing activity as well as lower unit costs for natural gas. Building Materials Distribution and Wood Products have also experienced reductions in inbound and outbound freight costs due to lower diesel prices.

Chemicals.  Important chemicals we use in the production of our wood products are resins and glues. For the nine months ended September 30, 2009 and 2008, purchases of chemicals represented approximately 5% and 7%, respectively, of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. Chemical unit costs were lower in the first nine months of 2009, compared with the first nine months of 2008, due primarily to chemical market supply and demand dynamics and lower energy input costs for chemical suppliers.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(millions)
Sales
Trade	$567.6	$705.9	$1,487.6	$2,330.1
Related parties	11.4	21.2	26.0	130.8
	579.0	727.1	1,513.6	2,460.9

Costs and expenses
Materials, labor, and other operating expenses	501.9	627.4	1,346.7	2,158.0
Materials, labor, and other operating expenses from related parties	6.1	19.0	24.7	48.2
Depreciation, amortization, and depletion	9.6	8.8	32.2	27.5
Selling and distribution expenses	50.7	62.5	143.7	183.5
General and administrative expenses	6.9	7.3	20.6	29.8
General and administrative expenses from related party	2.7	2.5	7.6	6.0
(Gain) loss on sale of Paper and Packaging & Newsprint assets	—	1.7	—	(3.0)
Other (income) expense, net	(0.6)	(3.8)	0.4	3.9
	577.3	725.4	1,575.9	2,453.9

Income (loss) from operations	$1.7	$1.7	$(62.3)	$7.0

	(percentage of sales)

Sales
Trade	98.0%	97.1%	98.3%	94.7%
Related parties	2.0	2.9	1.7	5.3
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related parties	87.7%	88.9%	90.6%	89.6%
Depreciation, amortization, and depletion	1.7	1.2	2.1	1.1
Selling and distribution expenses	8.8	8.6	9.5	7.4
General and administrative expenses, including related party	1.6	1.3	1.9	1.5
Gain on sale of Paper and Packaging & Newsprint assets	—	0.3	—	(0.1)
Other (income) expense, net	(0.1)	(0.5)	—	0.2
	99.7%	99.8%	104.1%	99.7%

Income (loss) from operations	0.3%	0.2%	(4.1)%	0.3%

Sales Volumes and Prices

Set forth below are sales mix information for our Building Materials Distribution segment and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(millions)

Segment Sales
Building Materials Distribution	$472.2	$584.1	$1,240.9	$1,698.0
Wood Products	163.2	215.1	414.1	639.8

	(percentage of Building Materials Distribution sales)

Product Line Sales
Building Materials Distribution
Commodity	45.4%	47.1%	45.8%	45.5%
Engineered wood	11.9	12.2	10.8	12.1
General line	42.7	40.7	43.4	42.4

	(millions)

Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	1.7	2.0	4.2	6.2
I-joists (equivalent lineal feet)	27	31	65	98
Plywood (sq. ft.) (3/8” basis)	261	311	753	941
Lumber (board feet)	45	48	110	155
Particleboard (sq. ft.) (3/4” basis)	22	29	61	83

	(dollars per unit)

Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,508	$1,569	$1,520	$1,595
I-joists (1,000 equivalent lineal feet)	908	937	907	953
Plywood (1,000 sq. ft.) (3/8” basis)	226	261	212	254
Lumber (1,000 board feet)	374	368	337	374
Particleboard (1,000 sq. ft.) (3/4” basis)	332	368	340	359

Operating Results

Sales

For the three months ended September 30, 2009, total sales decreased $148.1 million, or 20%, to $579.0 million from $727.1 million during the three months ended September 30, 2008. For the nine months ended September 30, 2009, total sales decreased $947.3 million, or 38%, to $1,513.6 million from $2,460.9 million in the prior year. In both periods, the decrease in sales was attributable to weaker product demand and prices, as U.S. new residential housing demand declined. Our sales are principally driven by single-family housing starts, which decreased 17% to an annualized rate of 0.50 million units, compared with 0.60 million units in third quarter 2008. Relative to the nine months ended September 30, 2008, the decrease also resulted from the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. These operations had sales of $359.9 million for the period of January 1 through February 21, 2008.

Building Materials Distribution.  Sales decreased $111.9 million, or 19%, to $472.2 million for the three months ended September 30, 2009, from $584.1 million for the three months ended September 30, 2008. During the nine months ended September 30, 2009, sales decreased $457.1 million, or 27%, to $1,240.9 million from $1,698.0 million in the prior year. The decrease in sales in both comparison periods resulted from lower sales volumes and prices due to decreased demand in new residential construction markets. Compared with the three and nine months ended September 30, 2008, sales volumes in our distribution business decreased 13% and 23%, respectively, and average net selling prices decreased 7% and 5%, respectively.

Wood Products.  Sales decreased $51.9 million, or 24%, to $163.2 million for the three months ended September 30, 2009, from $215.1 million for the three months ended September 30, 2008. During the nine months ended September 30, 2009, sales decreased $225.7 million, or 35%, to $414.1 million from $639.8 million in the same period a year ago. The decrease in sales for the three and nine months ended September 30, 2009, resulted from reduced volumes and prices for our major product categories, including plywood, EWP, and particleboard.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, decreased $138.4 million, or 21%, to $508.0 million for the three months ended September 30, 2009, compared with $646.4 million during the same period in the prior year. For the nine months ended September 30, 2009, these expenses decreased $834.8 million, or 38%, to $1,371.4 million, compared with $2,206.2 million in the same period in the prior year. Materials, labor, and other operating expenses, including from related parties, in our Building Materials Distribution segment decreased $101.7 million and $416.0 million, compared with the three and nine months ended September 30, 2008, respectively, due primarily to lower purchased materials costs due to lower sales volumes. Materials, labor, and other operating expenses, including from related parties, in our Wood Products segment decreased $52.4 million and $192.3 million, compared with the three and nine months ended September 30, 2008, respectively, due to reduced manufacturing volumes in response to weaker sales activity as well as lower prices for key production inputs, including fiber, chemicals, and energy. Compared with the nine months ended September 30, 2008, the decrease also resulted from the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. These operations had materials, labor, and other operating expenses of $321.6 million for the period of January 1 through February 21, 2008.

Depreciation, amortization, and depletion expenses increased $0.8 million, or 10%, to $9.6 million for the three months ended September 30, 2009, compared with $8.8 million for the same period in the prior year. Relative to the nine months ended September 30, 2008, these expenses increased $4.7 million, or 17%, to $32.2 million, compared with $27.5 million in the prior year. Compared with the nine months ended September 30, 2008, the increase in expense relates to recognizing $5.2 million of incremental expense as a result of accelerating depreciation on the assets at our La Grande, Oregon, lumber manufacturing facility following our decision to close the operations.

Selling and distribution expenses decreased $11.8 million, or 19%, to $50.7 million for the three months ended September 30, 2009, compared with $62.5 million for the same period in the prior year. During the nine months ended September 30, 2009, these costs decreased $39.8 million, or 22%, to $143.7 million, compared with $183.5 million during the same period a year ago. Compared with the nine months ended September 30, 2008, approximately $9.1 million of the decrease related to the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. For both comparison periods, selling and distribution expenses declined in our Building Materials Distribution and Wood Products segments due to lower sales activity and our continued focus on reducing costs. While total selling and distribution expenses decreased, the costs increased as a percent of sales, as these costs did not decline at the same pace as sales.

General and administrative expenses, including from related party, decreased $0.2 million, or 2%, to $9.6 million for the three months ended September 30, 2009, compared with $9.8 million for the same period in the prior year. For the nine months ended September 30, 2009, general and administrative expenses decreased $7.6 million, or 21%, to $28.2 million, compared with $35.8 million a year ago. For the nine months ended September 30, 2009, the decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. These operations reported $6.6 million of expenses for the period of January 1 through February 21, 2008. In both periods, the decrease in general and administrative expenses related to lower wage and benefit expenses and a decline in miscellaneous other general and administrative areas as a result of cost-control efforts.

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(millions)

Facility closures and curtailments (a)	$(0.5)	$2.0	$3.2	$3.2
Changes in pension plans	—	—	(0.7)	—
Loss on sale of note receivable from related party (b)	—	—	—	8.4
Sale of assets, net (c)	(0.1)	(5.8)	(0.3)	(7.9)
Other, net	—	—	(1.8)	0.2
	$(0.6)	$(3.8)	$0.4	$3.9

(a)                                  In June 2009, we closed the lumber manufacturing facility in La Grande, Oregon. During the nine months ended September 30, 2009, we recorded $3.1 million of expense in “Other (income) expense, net,” $5.2 million of accelerated depreciation in “Depreciation, amortization, and depletion,” and $0.6 million of expenses in “Materials, labor, and other operating expenses” in our Consolidated Statement of Loss.

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

(b)                                 In June 2008, we sold the note receivable from Boise Inc. for $52.7 million, after selling expenses, and recorded an $8.4 million loss on the sale.

(c)                                  In July 2008, we sold our indirect wholly owned subsidiary in Brazil, Boise Cascade do Brasil LTDA., to Aracruz Celulose, S.A., for $45.5 million after selling expenses. For the three and nine months ended September 30, 2008, we recorded a $7.0 million and $5.7 million gain on the sale.

Income (Loss) From Operations

Income from operations was $1.7 million for each of the three months ended September 30, 2009 and 2008. Income (loss) from operations decreased $69.3 million to a $62.3 million loss for the nine months ended September 30, 2009, compared with $7.0 million of income during the same period in the prior year. Relative to the three and nine months ended September 30, 2008, we reported lower operating income in the Building Materials Distribution and Wood Products segments due to declines in housing construction and demand for our products, which are discussed in more detail below. Relative to the nine months ended September 30, 2008, the decrease also resulted from the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. These businesses reported $23.1 million of income from operations during the period of January 1 through February 21, 2008.

Building Materials Distribution.  Segment income decreased $0.5 million to $9.7 million for the three months ended September 30, 2009, from $10.2 million for the three months ended September 30, 2008. During the nine months ended September 30, 2009, segment income decreased $15.5 million to $8.8 million from $24.3 million of income in the same period a year ago. In both periods, the decrease was driven primarily by fewer gross margin dollars available to cover relatively fixed expenses such as occupancy, payroll, and delivery costs, as sales volumes declined from the same periods a year ago. However, compared with the three and nine months ended September 30, 2008, over 90% and 60%, respectively, of the decline in gross profit dollars was favorably offset by lower operating costs and cost-reduction initiatives implemented over the last year.

Wood Products.  Segment loss increased $1.1 million to $4.2 million for the three months ended September 30, 2009, compared with a $3.1 million loss for the three months ended September 30, 2008. During the nine months ended September 30, 2009, segment loss increased $37.4 million to $61.0 million, compared with a $23.6 million loss in the same period a year ago. The increase in segment loss was driven primarily by pricing and volume declines for plywood, compared with the same periods a year ago. These declines were partially offset by favorable input costs, primarily wood costs; productivity improvements; and curtailments at facilities previously generating cash losses.

Other

Investment in equity affiliate.  We account for our investment in Boise Inc. under the equity method of accounting. We adjust the amount of our investment monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. As a result, our aggregate investment in Boise Inc. is recorded in a combination of the “Investment in equity affiliate” and other comprehensive income accounts within “Series B equity units” on our Consolidated Balance Sheets. Our ownership interest, and consequently our proportionate share of Boise Inc.’s net income or loss, changes when we or Boise Inc. engage in transactions of Boise Inc. common stock with third parties. At September 30, 2009, we owned 35.9 million shares, or 46.0%, of Boise Inc. Assuming the vesting of all of Boise Inc.’s restricted stock, our ownership percentage on September 30, 2009, was 42.5% on a fully diluted basis. Changes in ownership interest may also result in our recording an ownership interest dilution gain or loss.

During the three and nine months ended September 30, 2009, we recorded income of $29.2 million and $19.5 million, respectively, related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), compared with net expense of $205.9 million and $223.3 million during the three and nine months ended September 30, 2008, as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(millions)

Equity in net income (loss) of Boise Inc.	$22.4	$2.1	$45.7	$(15.4)
Amortization of basis differential (a)	5.9	—	16.9	0.1
Loss on shares issued for settlement of CVR liability (b)	—	—	(1.0)	—
Equity in net income (loss) of affiliate	28.2	2.1	61.5	(15.2)
Gain on sale of shares of equity affiliate (c)	1.0	—	1.0	—
Impairment of investment in equity affiliate (d)	—	(208.1)	(43.0)	(208.1)
Total	$29.2	$(205.9)	$19.5	$(223.3)

(a)                                  At September 30, 2009, the carrying value of our investment in Boise Inc. was approximately $210.2 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to the write-down of our investment in Boise Inc. We are amortizing the difference to income on a straight-line basis over 9.1 years, which represents the remaining weighted-average useful life of Boise Inc.’s assets. The amortization of the basis differential resulted in our recognizing $5.9 million and $16.9 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2009, and will result in our recognizing approximately $23.1 million of income per year for the next 9.1 years, which will be increased or decreased by our proportionate share of Boise Inc.’s net income or loss.

(b)                                 During the nine months ended September 30, 2009, we settled our obligation related to the contingent value rights (CVRs) we issued to holders of Boise Inc. common stock. In connection with the settlement, in first quarter 2009, we transferred ownership of 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the market price on the date we settled our obligation with the shares and the carrying amount of the shares recorded on our Balance Sheet. For more information, see Note 13, Financial Instrument Risk, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

(c)                                  During the three and nine months ended September 30, 2009, we sold 1.2 million Boise Inc. shares and recorded a $1.0 million gain on the sale of the Boise Inc. shares in our Consolidated Statements of Income (Loss). We contributed substantially all of the cash proceeds from the sale of the shares to our pension plans.

(d)                                 Quarterly, we compare the fair value of the Boise Inc. stock price with the carrying value of our investment to assess for other than temporary impairment. On March 31, 2009, and September 30, 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. Accordingly, we recorded a $43.0 million impairment charge for the nine months ended September 30, 2009, and a $208.1 million impairment charge for the three and nine months ended September 30, 2008, in “Impairment of investment in equity affiliate” in our Consolidated Statements of Loss. For more information, see Note 3, Investment in Equity Affiliate, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

On September 30, 2009, we evaluated whether our investment in Boise Inc. was other than temporarily impaired and concluded that it was not. The fair value of our investment of $5.28 per share exceeded the carrying value of $2.20 per share on that date. We will continue to monitor the value of Boise Inc.’s stock and our carrying value. Should market conditions and/or Boise Inc.’s financial performance deteriorate, it is possible that we will be required to record a noncash impairment charge that could have a material impact on our Consolidated Statements of Income (Loss). As additional information becomes known, we may change our estimates.

Change in fair value of contingent value rights.  The nine months ended September 30, 2009 and 2008, and the three months ended September 30, 2008, included $0.2 million of income, $1.8 million of expense, and $2.2 million of income, respectively, related to the change in the fair value of the contingent value rights (CVRs) that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors. For more information related to the CVRs, see Note 13, Financial Instrument Risk, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

Change in fair value of interest rate swaps.  The nine months ended September 30, 2008, included $6.3 million of expense related to changes in the fair value of our interest rate swaps, which were terminated in February 2008.

Gain on repurchase of long-term debt.  During the nine months ended September 30, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain.

Interest expense.  For the three months ended September 30, 2009, interest expense was $5.4 million, compared with $6.3 million for the same period a year ago. For the nine months ended September 30, 2009, interest expense was $17.1 million, compared with $28.1 million for the same period in 2008. The decrease in interest expense is primarily attributable to the reduction of long-term debt. For more information, see “Financing Activities” under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K.

Income tax provision.  Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the three months ended September 30, 2009 and 2008, income tax expense was $0.1 million and $0.4 million. Income tax expense was $0.6 million and $1.5 million for the nine months ended September 30, 2009 and 2008. During the three months ended September 30, 2009 and 2008, our effective tax rates for our separate subsidiaries that are taxed as corporations were 31.3% and 34.0%. Our effective tax rates were 31.9% and 35.2% for the nine months ended September 30, 2009 and 2008. The primary reason for the difference in tax rates is the effect of state income taxes and the mix of domestic and foreign sources of income.

Liquidity and Capital Resources

In response to the continued economic uncertainty and to enhance our liquidity, we have and will continue to aggressively manage working capital and match production with market demand, as well as suspend all noncritical capital projects. At September 30, 2009, we had $214.1 million of cash and cash equivalents, compared with $275.8 million at December 31, 2008. The credit quality of our portfolio of short-term investments remains strong, with the majority of our cash and cash equivalents invested in money market funds that are broadly diversified and invest in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, and working capital needs for at least the next 12 months.

The credit markets have experienced difficult conditions that may adversely affect the ability of our lenders to fulfill their commitment under our five-year $290 million senior secured asset-based revolving credit facility (Revolving Credit Facility). We continuously monitor the credit quality of the banks that participate in our Revolving Credit Facility. Based on information available to us as of the filing date of this Form 10-Q, we have no indications that the financial institutions included in our Revolving Credit

Facility would be unable to fulfill their commitments. At September 30, 2009, a total of ten lenders participated in the Revolving Credit Facility, and the largest single commitment under the Revolving Credit Facility was $117.7 million.

On November 12, 2009, we announced our intent to sell 15 million of the 35.9 million shares we hold in Boise Inc. in a secondary offering being led by Goldman, Sachs & Co. Our ownership interest and our proportionate share of Boise Inc.’s net income or loss will decrease after the sale. The final pricing and size of the offering will depend on market conditions. If the offering is successful, we will be obligated under the indenture governing our 7.125% senior subordinated notes due 2014 to use the net proceeds within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories in our Building Materials Distribution segment and expenditures related to the manufacture of building products, including fiber, energy, labor, and chemicals, in our Wood Products segment. For the nine months ended September 30, 2009 and 2008, our operating activities used $33.1 million and $25.4 million of cash, respectively. Compared with the nine months ended September 30, 2008, the increase in cash used by operations relates primarily to the following:

•                  A decrease in income in our Building Materials Distribution segment and an increase in losses in our Wood Products segment.  As discussed under “Operating Results” above, the lower results for the nine months ended September 30, 2009, were the result of fewer gross margin dollars available in our Building Materials Distribution segment to cover relatively fixed expenses, such as occupancy, payroll, and delivery costs, as sales volumes declined from the same period a year ago. Also, in our Wood Products segment, the increased loss was driven primarily by pricing and volume declines for plywood, which were partially offset by favorable input costs, primarily wood costs; productivity improvements; and curtailments at facilities previously generating cash losses.

•                  More cash contributions to our pension and postretirement benefit plans.  During the nine months ended September 30, 2009, we used $28.1 million of cash to make pension contributions and other postretirement benefit payments, compared with $20.8 million during the nine months ended September 30, 2008.

•                  The increase in cash used for the items discussed above was partially offset by $29.1 million of cash generated by the reduction of working capital during the nine months ended September 30, 2009, compared with $26.3 million of cash used in the same period a year ago for increases in working capital.  Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The decrease in working capital during the nine months ended September 30, 2009, was primarily attributable to a decrease in inventory in our Wood Products segment, which reflects seasonality as well as reduced inventory as part of our effort to manage to the current weakened demand environment in the housing market, and seasonally higher accounts payable and accrued liabilities in our Building Materials Distribution segment. These positive working capital changes were partially offset by higher receivables in our Building Materials Distribution and Wood Products segments, which primarily reflect increased sales of approximately 45% and 41%, comparing sales for the month of September 2009 with sales for the month of December 2008.

Investment Activities

During the nine months ended September 30, 2009, we used approximately $12.9 million of cash for purchases of property and equipment, which included expenditures for a new dryer in Medford, Oregon, as well as costs related to other replacement projects and ongoing environmental compliance. In addition, we spent $4.6 million for the acquisition of businesses and facilities. We purchased a sawmill in Pilot Rock, Oregon, which will improve our regional fiber integration in our Wood Products segment and a truss assembly operation and EWP sales office in Saco and Biddeford, Maine, respectively, which has allowed our Building Materials Distribution segment to move into the truss market in the Northeast. We received $3.0 million of net proceeds from the sale of 1.2 million Boise Inc. shares, of which we contributed substantially all of the cash proceeds from the sale of the shares to our pension plans.

We expect capital investments in 2009 to total approximately $15 million to $20 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2009 will be primarily for efficiency projects, replacement projects, and ongoing environmental compliance.

During the nine months ended September 30, 2008, investing activities provided $1,286.6 million of cash. The $1,286.6 million consisted of $1,269.1 million of net proceeds from asset sales (most of which related to the sale of our Paper and Packaging & Newsprint assets) and $52.7 million of net proceeds from the sale of the note receivable from Boise Inc., partially offset by $36.7 million of cash used for purchases of property and equipment ($10.2 million of which was invested in the Paper and Packaging & Newsprint businesses we sold in February 2008).

Financing Activities

The following provides a summary of our financing activities during the nine months ended September 30, 2009 and 2008. For more information related to our debt structure, see the discussion under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. Except as updated in Note 12, Debt, of the Notes to Unaudited Quarterly Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, as of September 30, 2009, there have been no material changes to our debt structure.

2009

Cash used for financing activities was $16.4 million for the nine months ended September 30, 2009, compared with $1,028.8 million during the same period in 2008. During the nine months ended September 30, 2009, we repurchased $11.9 million of senior subordinated notes for $5.6 million, plus accrued interest. In addition, we repaid, and subsequently reborrowed, $60.0 million of outstanding borrowings under the Revolving Credit Facility. In connection with the $60.0 million payment on the Revolving Credit Facility, we amended the Revolving Credit Facility to permanently reduce the lending commitments by $60.0 million, bringing the total commitments from $350 million to $290 million. This debt reduction, in combination with capital spending, fulfills our obligations under the senior subordinated notes indenture with respect to net available cash received in connection with the June 2008 sale of the note receivable from Boise Inc. and the July 2008 sale of our Brazilian subsidiary.

During the nine months ended September 30, 2009, we also made $10.7 million of tax distributions to equity holders, most of which related to the taxable gain on the Sale.

2008

With the proceeds from the Sale and borrowings of approximately $240.0 million of debt during the nine months ended September 30, 2008, we repaid $160.0 million of our 7.125% senior subordinated notes; all of the borrowings under the previous revolving credit facility, Tranche E term loan, and delayed-draw term loan; and the borrowings secured by our receivables, which totaled $1,085.6 million, and we terminated those credit facilities. In addition, we (1) contributed $20.8 million to our pension plans (as indicated in “Operating Activities” above), (2) repaid $10.5 million of short-term borrowings, (3) terminated all of our interest rate swap agreements using approximately $11.9 million of cash, (4) made $128.0 million of tax distributions to our equity holders, (5) paid $28.6 million to repurchase equity units from management investors, and (6) funded working capital and other operating requirements.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K. At September 30, 2009, there have been no material changes to our contractual obligations outside the normal course of business, except as disclosed in Note 12, Debt, and Note 15, Retirement and Benefit Plans, of the Notes to Unaudited Quarterly Financial Statements in “Item 1. Financial Statements” of this Form 10-Q. During the nine months ended September 30, 2009, we repurchased $11.9 million of senior subordinated notes, and we decreased our pension obligation approximately $50.1 million.

Off-Balance-Sheet Activities

At September 30, 2009, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2008 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2009, there have been no material changes to the guarantees disclosed in our 2008 Form 10-K.

Seasonal and Inflationary Influences

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products industry. Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodel activities, and light commercial and industrial conversion activities. We typically report lower sales in the first and fourth quarters due to the impact of poor weather on the construction market, and we generally have higher sales in the second and third quarters, reflecting an increase in construction due to more favorable weather conditions. We typically have higher working capital in the second and third quarters due to the summer building season. Although we generally expect these trends to continue for the foreseeable future, we have reduced our inventory as part of our effort to manage to the current weakened demand environment in the housing market. Additionally, our accounts receivable balance has declined due to the weakened demand environment for the products we manufacture and distribute. Seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.

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

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K and updated in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. As of September 30, 2009, there have been no material changes to critical accounting estimates disclosed in the aforementioned filings.

New and Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value. This update provides amendments to FASB Accounting Standards Codification (FASB ASC) 820, Fair Value Measurements and Disclosure, for the fair value measurement of liabilities when a quoted price in an active market is not available. We will adopt ASU 2009-05 on October 1, 2009, and we do not expect the adoption to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168 (ASU 2009-01), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, approving the FASB Accounting Standards Codification™ (Codification), which states that the Codification is the exclusive authoritative reference for U.S. generally accepted accounting principles (GAAP). The Codification does not change U.S. GAAP. We adopted ASU 2009-01 on September 15, 2009, and the adoption did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FASB ASC 810), which amends the consolidation guidance applicable to variable-interest entities (VIEs). SFAS No. 167 requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We will adopt SFAS No. 167 on January 1, 2010, and we do not expect the adoption to have a material impact on our financial position or results of operations.

In December 2008, FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets (FASB ASC 715). This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. The FSP is effective for our 2009 Form 10-K. The adoption will affect our disclosures only and will have no impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FASB ASC 805), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 (FASB ASC 810). These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) could also affect the assessment of goodwill for impairment. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009. Because the business combinations we have entered into in 2009 have been relatively small, the adoption did not have a material impact on our financial position or results of operations. However, the accounting for future, potentially larger business combinations may be affected more by the adoption of the standard.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” under the heading “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K. Except as updated in Note 13, Financial Instrument Risk, of the Notes to Unaudited Quarterly Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, as of September 30, 2009, there have been no material changes in our exposure to market risk from those disclosed in our 2008 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Our management identified no changes during the three months ended September 30, 2009, that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.           RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A. Risk Factors” in our 2008 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the nine months ended September 30, 2009, from those listed in our 2008 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Bernadette Madarieta
Bernadette Madarieta
Vice President and Controller
(As Duly Authorized Officer and Chief
Accounting Officer)

Date: November 13, 2009

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009

Number	Description

10.1*	Second Amendment to Employment Agreement effective August 16, 2009, between Boise Cascade, L.L.C., and Duane McDougall

10.2*	Amendment No. 1 to Management Equity Agreement effective August 16, 2009, between Duane C. McDougall and Forest Products Holdings, L.L.C.

10.3*	Letter Agreement effective August 16, 2009, Amending Severance Agreement between Wayne Rancourt and Boise Cascade, L.L.C.

10.4*	Form of Retention Award Agreement effective August 16, 2009, between Boise Cascade, L.L.C., and certain officers (Stanley Bell and Thomas Lovlien)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* These agreements were reported in the company’s Form 8-K Current Report filed August 12, 2009.