Form 10-K
period 2009-12-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2010-03-01
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The registrant, a limited liability company, has no voting or nonvoting equity held by nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None.

iii

iv

PART I

We have publicly traded, registered debt securities, which require us to file reports with the Securities and Exchange Commission (SEC). All of our SEC filings, which include this Form 10-K, Quarterly Reports on Form 10-Q, Registration Statements, Current Reports on Form 8-K, and all related amendments are available free of charge via Electronic Data Gathering Analysis and Retrieval (EDGAR) through the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.bc.com as soon as reasonably practicable after we file or furnish such reports to the SEC. Attached as exhibits to this Form 10-K are certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 1.                BUSINESS

We are a privately-held building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). As used in this Form 10-K, the terms “BC Holdings,” “we,” and “our” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Our wholly owned subsidiary, Boise Cascade, L.L.C., is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products and plywood in North America. We are also a shareholder of Boise Inc., a publicly traded North American paper and packaging producer. We acquired our interest in Boise Inc. in connection with the sale of our Paper and Packaging & Newsprint assets (the Sale) in February 2008. For more information related to the Sale and our investment in Boise Inc., see Note 3, Sale of Our Paper and Packaging & Newsprint Assets, and Note 4, Investment in Equity Affiliate, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Corporate Structure

The following sets forth our corporate structure and equity ownership at December 31, 2009 (based on voting power):

Segments

We operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. We present information pertaining to our segments and the geographic areas in which they operate in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The business discussion that follows focuses on the businesses retained after the Sale. We have chosen not to provide the five-year data for the segments sold in connection with the Sale, as these segments are not part of the business we manage today. See Note 15, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for information related to the sold Paper and Packaging & Newsprint segments prior to the Sale.

Building Materials Distribution

Products

We are a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to customers that resell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets. We believe our broad product line provides our customers with a one-stop resource for their needs and lowers per-unit freight costs. Our nationwide supplier relationships allow us to offer excellent customer service on top brands in the building materials industry. We also have expertise in special-order sourcing and merchandising support.

The following table sets forth segment sales; segment income before interest and taxes; depreciation, amortization, and depletion; and earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) for the periods indicated:

	Year Ended December 31
	2009	2008	2007	2006	2005
	(millions)
Sales	$1,609.8	$2,109.4	$2,564.0	$2,950.3	$3,052.3

Segment income before interest and taxes	$8.0	$19.5	$51.8	$75.3	$99.9
Depreciation, amortization, and depletion	7.6	7.7	7.4	9.2	9.1
EBITDA (a)	$15.5	$27.2	$59.2	$84.6	$109.0

(a)                                 Segment EBITDA is calculated as segment income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Item 6. Selected Financial Data” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

Facilities

We operate 31 wholesale building materials distribution facilities located throughout the United States. In 2009, we purchased a truss assembly operation and EWP sales office in Saco and Biddeford, Maine, respectively, which has allowed our Building Materials Distribution segment to move into the truss market in the Northeast. In recent years, we have also relocated or expanded several facilities.

Raw Materials and Input Costs

In our Building Materials Distribution segment, the primary cost is for products procured for resale. After considering discounts and rebates, our products procured for resale represent approximately 88% of our segment’s total costs and expenses. We purchase the majority of the building materials we distribute from third-party suppliers. Approximately 90% of the EWP, 20% of the commodity panels, and 2% of the lumber purchased by Building Materials Distribution during 2009 were purchased from our Wood Products segment. Our vendor base includes over 1,200 suppliers. We generally do not have long-term supply contracts with our vendors. This flexibility and our national presence allow us to obtain favorable price and term arrangements.

Sales, Marketing, and Distribution

We conduct our business through a two-step distribution model. This means we resell the products we purchase from manufacturers to our customers, primarily retail lumber yards and home centers that then sell the products to the final end users, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects. Utilizing centralized information systems, each of our distribution centers implements its own distribution and logistics model tailored to the customers it serves. We operate a fleet of trucks to deliver materials on a regularly scheduled basis. We have a large decentralized sales force able to use timely and accurate market information and local product knowledge to support customers and new products.

Business Plan

We intend to continue to expand our building materials distribution network into new geographic markets and to grow in our existing markets by increasing market share and broadening our product line. Sales in this segment are strongly correlated with new residential construction in the United States. Measured on a sales-per-housing-start basis, the business has grown successfully over the last decade by acquiring facilities, adding new products, opening new locations, relocating and expanding existing facilities, and capturing local market share through superior customer service. The pace at which we execute our business plan will be dependent on future market conditions and the competitive environment.

Wood Products

Products

Our product focus is on gaining EWP market share. EWP historically has had more stable prices and higher margins. We are a leading producer of EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We believe we are the second-largest EWP manufacturer in North America, with an estimated market share of approximately 23% in 2009. EWP accounted for 34% of our sales in this segment in 2009. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in the residential, light commercial construction, and repair-and-remodeling markets. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our Building Materials Distribution segment.

The following table sets forth the annual capacity and production by product for the periods indicated:

	Year Ended December 31
	2009	2008	2007	2006	2005
	(millions)
Capacity (a) (b)
Laminated veneer lumber (LVL) (cubic feet) (c)	27.5	27.5	27.5	27.5	25.0
Plywood and veneer (sq. ft.) (3/8” basis) (d)	1,430	1,600	1,600	1,600	1,620
Lumber (board feet) (e)	180	230	250	270	270
Particleboard (sq. ft.) (3/4” basis)	170	170	170	170	160

Production (b)
Laminated veneer lumber (LVL) (cubic feet) (c)	7.9	11.2	17.2	18.7	19.6
I-joists (equivalent lineal feet) (c)	81	109	194	202	228
Plywood and veneer (sq. ft.) (3/8” basis) (d)	1,066	1,351	1,467	1,546	1,603
Lumber (board feet) (e)	141	189	237	244	259
Particleboard (sq. ft.) (3/4” basis)	84	105	150	158	163

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

(d)                                 Production and capacity applicable to plywood only. Approximately 10%, 13%, 20%, 22%, and 20%, respectively, of the plywood we produced in 2009, 2008, 2007, 2006, and 2005 was utilized internally to produce EWP.

In response to the housing downturn, we closed our plywood manufacturing facility in White City, Oregon, and began an indefinite partial curtailment of our Oakdale, Louisiana, plywood operation in March 2009. The White City, Oregon, and Oakdale, Louisiana, mills represented approximately 1% and 2% of our 2009 plywood production, respectively. This compares with 6% and 11% in 2008. Capacity in 2009 includes our Oakdale, Louisiana, mill.

(e)                                  In June 2009, we closed our lumber facility in La Grande, Oregon. This mill represented approximately 13% of 2009 lumber production, compared with 35% in 2008.

In June 2009, we purchased a lumber manufacturing facility in Pilot Rock, Oregon. This mill represents approximately 31% of the lumber capacity and 16% of the lumber production in 2009.

The following table sets forth segment sales; segment income (loss) before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated:

	Year Ended December 31
	2009 (a)	2008 (b)	2007	2006	2005
	(millions)
Sales	$550.8	$795.9	$1,010.2	$1,155.9	$1,294.4

Segment income (loss) before interest and taxes	$(77.3)	$(55.1)	$23.6	$37.2	$119.4
Depreciation, amortization, and depletion	33.0	27.7	30.0	27.6	23.0
EBITDA (c)	$(44.3)	$(27.4)	$53.7	$64.9	$142.4

(a)                                 In 2009, segment loss included $8.9 million of expense related to the June 2009 closure of our lumber manufacturing facility in La Grande, Oregon, of which $3.7 million was included in EBITDA and $5.2 million was accelerated depreciation recorded in “Depreciation, amortization, and depletion.”

(b)                                 In 2008, segment loss included $11.3 million of expenses related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon, partially offset by a $5.7 million net gain related to the sale of our wholly owned subsidiary in Brazil.

(c)                                  Segment EBITDA is calculated as segment income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Item 6. Selected Financial Data” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

Facilities

We currently operate three EWP facilities and seven plywood and veneer plants, five of which manufacture inputs used in our EWP facilities. We also operate three sawmills and one particleboard plant. The following table lists annual capacities of our Wood Products facilities as of December 31, 2009, and production for the year then ended:

	Number of Mills	Capacity (a)	Production
		(millions)
Engineered wood products (EWP) (b)	3
Laminated veneer lumber (LVL) (cubic feet)		27.5	7.9
I-joists (equivalent lineal feet)			81
Plywood and veneer (sq. ft.) (3/8” basis) (c)	7	1,430	1,066
Lumber (board feet) (d)	3	180	141
Particleboard (sq. ft.) (3/4” basis)	1	170	84

(a)                                 Annual capacity is production assuming normal operating shift configurations. Accordingly, production can exceed capacity under some operating conditions.

(b)                                 A portion of LVL production is used to manufacture I-joists at two EWP plants. Capacity is based on LVL production only.

(c)                                  Production and capacity applicable to plywood only. Approximately 10% of the plywood we produced in 2009 was utilized internally to produce EWP.

In response to the housing downturn, we closed our plywood manufacturing facility in White City, Oregon, and began an indefinite partial curtailment of our Oakdale, Louisiana, plywood operation in March 2009. The White City, Oregon, and Oakdale, Louisiana, mills represented approximately 1% and 2% of our 2009 plywood production, respectively. Capacity in 2009 includes our Oakdale, Louisiana, mill.

(d)                                 In June 2009, we closed our lumber facility in La Grande, Oregon. This mill represented approximately 13% of 2009 lumber production.

In June 2009, we purchased a lumber manufacturing facility in Pilot Rock, Oregon. This mill represents approximately 31% of the lumber capacity and 16% of the lumber production in 2009.

Raw Materials and Input Costs

Wood fiber.  Our primary raw material is wood fiber. For the year ended December 31, 2009, wood fiber accounted for 37% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. Our plywood and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. We use ponderosa pine, spruce, and white fir logs to manufacture various grades of lumber. Our EWP facilities in Louisiana and Oregon use veneers and parallel-laminated veneer panels produced by our facilities and purchased from third parties, together with OSB purchased from third parties, to manufacture LVL and I-joists. Our manufacturing facilities are located in close proximity to active wood markets. We have long-term market-based contracts for a significant portion of our fiber needs.

Other raw materials and energy costs.  We purchase other raw materials and energy used to manufacture our products in both the open market and through long-term contracts. These contracts are generally with regional suppliers who agree to supply all of our needs for a certain raw material or energy at one of our facilities. These contracts normally contain minimum purchase requirements and are for terms of various lengths. They also contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

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

The following table lists sales volumes for our Wood Products facilities for the periods indicated:

	Year Ended December 31
	2009 (a)	2008	2007	2006	2005
	(millions)
Laminated veneer lumber (LVL) (cubic feet)	5.6	7.6	10.6	12.1	12.3
I-joists (equivalent lineal feet)	87	117	188	219	243
Plywood (sq. ft.) (3/8” basis)	992	1,228	1,223	1,268	1,328
Lumber (board feet)	146	191	231	277	327
Particleboard (sq. ft.) (3/4” basis)	80	104	151	157	165

(a)                                 The number of housing starts in the U.S. has declined in each of the last five years (from 2.07 million in 2005 to 0.55 million in 2009) and so has the sales volume for most of our products. The 0.55 million U.S. housing start level experienced in 2009 was only 36% of the annual average level experienced over the prior 50-year period and was 39% below the second worst year on record, which occurred in 2008.

Business Plan

Our plan is to continue to respond to difficult market conditions by actively managing our production facilities to balance supply with demand. In addition, we plan to further expand our market position in EWP. We believe that EWP will continue to gain market share from dimensional lumber products and that margins for EWP, over time, will be higher and more stable than those for most dimensional lumber products. We are focused on leveraging our manufacturing position, comprehensive customer service offering, design support capabilities, and efficient distribution network to continue to gain market share among home builders, building products retailers, and other distributors.

Corporate and Other

Our Corporate and Other segment includes primarily corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Since the Sale, we have purchased many of these services from Boise Inc. under an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us at cost. See Note 5, Transactions With Related Parties, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information. Prior to the Sale, this segment also included certain rail and truck transportation businesses and related assets. All of the sales in the table below relate to these businesses.

The following table sets forth segment sales; segment loss before interest and taxes; depreciation, amortization, and depletion; and EBITDA for the periods indicated:

	Year Ended December 31
	2009	2008	2007	2006	2005
	(millions)
Sales	$—	$8.6	$58.9	$60.7	$70.0

Segment loss before interest and taxes	$(13.1)	$(25.5)	$(23.1)	$(37.1)	$(29.4)
Depreciation, amortization, and depletion	0.3	0.5	3.8	5.4	5.5
EBITDA (a)	$(12.8)	$(25.0)	$(19.4)	$(31.9)	$(23.8)

(a)                                 Segment EBITDA is calculated as segment income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Item 6. Selected Financial Data” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our EBITDA to net income (loss).

Customers

Our customer base includes a wide range of customers across multiple market segments and various end markets. For the year ended December 31, 2009, sales to one customer, Home Depot, accounted for $227.6 million, or approximately 12%, of total sales. Sales to Home Depot of $171.3 million and $56.3 million were recorded in our Building Materials Distribution and Wood Products segments, respectively. No other single third-party customer accounted for 10% or more of consolidated trade sales or total sales.

Building Materials Distribution.  In 2009, a majority of our sales in this segment were to pro dealers and retail distributors that sell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets. We also service retail lumberyards, home improvement centers, and other industrial accounts.

Wood Products.  Our Building Materials Distribution segment is our Wood Products segment’s largest customer, representing approximately 34% of Wood Products’ overall sales, including approximately 67% of its EWP sales, in 2009. Our third-party customers in this segment include wholesalers, major retailers, and industrial converters in both domestic and export markets.

Competition

The markets in which we compete are highly competitive. The competitive environment in the U.S. in 2009 was particularly difficult because of weak demand resulting from the significant decline in new residential and light commercial construction and lower repair-and-remodel spending. Industry capacity in a number of products, including those we produce and distribute, far exceeds the current level of demand. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in the markets in which we compete. Those factors include price, service, quality, product selection, and convenience of location.

Some of our competitors are larger than we are and have greater financial resources. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can.

Building Materials Distribution.  The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. We compete on the basis of delivered cost, product selection and availability, quality of service, and compatibility with customers’ needs. We compete with other national stocking distributors as well as wholesale brokers and buying cooperatives, some of which have sales greater than ours and/or have more extensive relationships with pro dealers and retail distributors. If one or more of these competitors are able to leverage geographic coverage and/or customer relationships into new markets, our growth strategy in this segment could be negatively affected. In recent years, there has been consolidation among home builders, pro dealers, and big box retailers. As the customer base consolidates, this dynamic could impact our ability to maintain margins. Proximity to customers is an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, and our focus on customer service are our primary competitive advantages in this segment.

Wood Products.  Our markets in this segment are large and highly competitive. There are several major producers of most of our products, including EWP and plywood, as well as numerous local and regional manufacturers. We have leading market positions in the manufacture of EWP, plywood, and ponderosa pine lumber. We hold much smaller competitive positions with respect to our other building products. Our products in this segment compete primarily on the basis of price, quality, and particularly with respect to EWP, levels of customer service. Most of our competitors are located in the United States and Canada, although there is competition from manufacturers in other countries. We compete not only with manufacturers and distributors of similar building products but also with products made from alternative materials, such as steel and plastic. Some of our competitors also enjoy strong reputations for product quality and customer service, and these competitors may have strong relationships with certain distributors, making it difficult for our products to gain additional market share. Some of our competitors in this segment are more vertically integrated than we are and/or have access to internal sources of wood fiber, which may allow them to subsidize their base manufacturing business in periods of rising fiber prices.

Environmental Issues

Our discussion of environmental issues is presented under the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Legal Proceedings” of this Form 10-K.

Capital Investment

Information concerning our capital expenditures is presented in “Investment Activities” under “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Seasonal and Inflationary Influences

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products industry. Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodel activities, and light commercial construction activities. We typically report lower sales in the first and fourth quarters due to the impact of poor weather on the construction market, and we generally have higher sales in the second and third quarters, reflecting an increase in construction due to more favorable weather conditions. We typically have higher working capital in the second and third quarters due to the summer building season. Although we generally expect these trends to continue for the foreseeable future, we have reduced our inventory as part of our effort to manage to the current weakened demand environment in the housing market. Seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.

Our major costs of production are labor, wood fiber, energy, and chemicals. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. In 2009, energy and chemical costs were lower than in 2008 in response to global economic weakness.

Acquisitions and Divestitures

We may engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. For more information about our acquisitions and divestitures, see “Sale of Our Paper and Packaging & Newsprint Assets,” “Acquisitions,” and “Divestitures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Employees

As of January 31, 2010, we had approximately 4,240 employees. Approximately 1,460, or 34%, of these employees work pursuant to collective bargaining agreements. As of January 31, 2010, we had 12 collective bargaining agreements, of which one agreement, representing 24 employees, is up for renewal in 2010. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Identification of Executive Officers

Information with respect to our executive officers is set forth in “Item 10. Directors, Executive Officers, and Corporate Governance” of this Form 10-K.

ITEM 1A.             RISK FACTORS

This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the description of our business in “Item 1. Business” and the “Executive Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward-looking statement.

Many of the products we manufacture, purchase, and resell are commodities whose price is determined by the market’s supply and demand for such products, and the markets in which we operate are cyclical and competitive. The depressed state of the housing, construction, and home improvement markets could continue to adversely affect demand for our products.  Many of the building products we produce or distribute, including oriented strand board, plywood, lumber, and particleboard, are commodities that are widely available from other producers or distributors with prices and volumes determined frequently in an auction market based on participants’ perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure, particularly raw materials, labor, and energy prices, which represent the largest components of our operating costs.

Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States and, to a lesser extent, light commercial construction and residential repair-and-remodeling activity. New residential construction was extraordinarily low in 2009, and so was demand for the products we manufacture and distribute. The 0.55 million U.S. housing start level experienced in 2009 was only 36% of the annual average level experienced over the prior 50-year period and was 39% below the second worst year on record, which occurred in 2008. There is significant uncertainty regarding the timing and extent of any recovery in such construction activity and resulting product demand levels as we move into 2010.

Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors.

Wood products industry supply is influenced primarily by price-induced changes in the operating rates of existing facilities but is also influenced over time by the introduction of new product technologies, capacity additions, and the impact of log availability restrictions. The balance of wood products supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada.

None of the foregoing is subject to our control, and as a result, our profitability and cash flow may fluctuate materially in response to changes in the supply and demand balance for our primary products.

Current adverse conditions may increase the credit risk from our customers.  Our Building Materials Distribution and Wood Products segments extend credit to numerous customers who are heavily exposed to the effects of the downturn in the housing market. Current housing market conditions could result in financial failures of one or more of our significant customers, which could impair our ability to fully collect receivables from such customers.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our financial results.  Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including but not limited to:

•	An equipment failure, particularly a press at one of our major EWP production facilities;

•	Fires, floods, earthquakes, hurricanes, or other catastrophes;

•	Ecoterrorism or threats of ecoterrorism;

•	Labor difficulties; or

•	Other operational problems.

Any downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to meet our production capacity targets and satisfy customer requirements would be impaired, resulting in lower sales and net income.

Our manufacturing businesses may have difficulty obtaining logs and fiber at favorable prices or at all.  Wood fiber is our principal raw material, which accounted for approximately 37% of the aggregate amount of materials, labor, and other operating expenses, including from related parties, for our Wood Products segment in 2009. Wood fiber is a commodity, and prices have historically been cyclical. Availability of residual wood fiber for our particleboard operation has been negatively affected by significant mill closures and curtailments that have occurred among solid-wood product producers. Future development of wood cellulose biofuel or other new sources of wood fiber demand could interfere with our ability to source wood fiber or significantly raise our costs.

Future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, forest-based carbon sequestration, the promotion of forest health, and the response to and prevention of catastrophic wildfires can also affect log and fiber supply from government and private lands. Availability of harvested logs and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices.

We are subject to environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities. Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Enactment of new environmental laws or regulations, including those aimed at addressing greenhouse gas emissions, or changes in existing laws or regulations might require significant expenditures or restrict operations. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

As an owner and operator of real estate, we may be liable under environmental laws for cleanup and other damages, including tort liability, resulting from releases of hazardous substances on or from our properties. We may have liability under these laws whether or not we knew of, or were responsible for, the presence of these substances on our property, and in some cases, our liability may not be limited to the value of the property.

Significant changes in discount rates, actual investment return on pension assets and other factors could affect our earnings, equity, and pension contributions in future periods.  Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension plans. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Other Comprehensive Income (Loss). A decline in the market value of the pension assets will increase our funding requirements. Our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit costs and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension plans. For more discussion regarding how our financial statements can be affected by pension plan estimates, see “Pensions” included in “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Labor disruptions or increased labor costs could adversely affect our business.  We could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise, any of which could prevent us from meeting customer demand or increase costs, thereby reducing our sales and profitability. As of January 31, 2010, we had approximately 4,240 employees. Approximately 1,460, or 34%, of these employees work pursuant to collective bargaining agreements.

If our long-lived assets become impaired, we may be required to record noncash impairment charges that could have a material impact on our results of operations.  We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the downturn in the residential construction market continued throughout 2009 and has become the most severe housing downturn in U.S. history. As a result, the financial performance of our business segments was weak in 2009, as U.S. new residential housing demand continued to decline from the low levels experienced in 2008. We expect the demand for the products we distribute and manufacture will likely remain weak in 2010. However, along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors. We currently believe we have adequate support for the carrying value of all of our assets based on anticipated undiscounted cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. However, should the markets for our products deteriorate further or should we decide to invest capital differently and should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges in the near term that could have a material impact on our results of operations.

The terms of the Revolving Credit Facility and the indenture governing our senior subordinated notes restrict our ability to operate our business and to pursue our business strategies.  Our five-year $290 million senior secured asset-based revolving credit facility (Revolving Credit Facility) and the indenture governing our senior subordinated notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose customary operating and financial restrictions on us. The Revolving Credit Facility and the indenture governing our senior subordinated notes limit our ability, among other things, to make material acquisitions, enter into new lines of business, and incur additional indebtedness.

As a result of the Sale, we now rely on Boise Inc. for many of our administrative services.  In conjunction with the 2008 sale of our Paper and Packaging & Newsprint Assets (the Sale),

we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. Most of the Boise Inc. staff that provide these services are providing the same services they provided when they were our employees. Nevertheless, we cannot be assured that these employees will remain with Boise Inc. or that there will not be a disruption in the continuity or level of service provided. If Boise Inc. is unwilling or unable to provide services at the same quality levels as those services have been provided in the past, our business and compliance activities and results of operations could be substantially and negatively affected.

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

The following is a list of our facilities by segment as of February 28, 2010. We lease office space for our corporate headquarters in Boise, Idaho.

Building Materials Distribution

The following table summarizes our 31 Building Materials Distribution facilities:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned/Leased	32,027
Lathrop, California	Leased	162,000
Riverside, California	Leased	131,263
Denver, Colorado	Owned	203,212
Grand Junction, Colorado	Owned	82,000
Milton, Florida	Leased	80,000
Orlando, Florida	Owned	105,000
Auburn, Georgia	Leased	155,000
Boise, Idaho	Owned	62,297
Idaho Falls, Idaho	Owned/Leased	51,752
Rochelle, Illinois	Leased	86,000
Biddeford, Maine	Leased	55,000
Annapolis Junction, Maryland	Owned/Leased	14,000
Westfield, Massachusetts	Leased	112,400
Wayne, Michigan	Leased	40,500
Lakeville, Minnesota	Leased	72,000
Billings, Montana	Owned	77,024
Portsmouth, New Hampshire	Owned/Leased	39,400
Delanco, New Jersey	Owned/Subleased	15,000
Albuquerque, New Mexico	Owned	30,000
Greensboro, North Carolina	Leased	88,140
Marion, Ohio	Leased	60,250
Tulsa, Oklahoma	Owned	128,552
Memphis, Tennessee	Owned	38,926
Dallas, Texas	Owned	137,840
Sugarland, Texas	Leased	104,949
Salt Lake City, Utah	Owned	114,610
Spokane, Washington	Owned/Leased	43,060
Vancouver, Washington	Leased	50,600
Woodinville, Washington	Owned/Leased	32,200
Yakima, Washington	Owned/Leased	33,779

Wood Products

We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities:

Facility Type	Number of Facilities	Locations
LVL/I-joist plants	3	Louisiana, Oregon, and Canada
Plywood and veneer plants	7	Louisiana (2), Oregon (4), and Washington
Sawmills	3	Oregon (2) and Washington
Particleboard plant	1	Oregon
Wood beam plant	1	Idaho

ITEM 3.                LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.                RESERVED

PART II

ITEM 5.                                                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a limited liability company, and the equity in our company is neither listed nor publicly traded in any market. The equity units issued and outstanding on February 28, 2010, were as follows:

Series A Common Units	66,000,000
Series B Common Units	535,323,527
Series C Common Units	28,222,367

As of February 28, 2010, OfficeMax owned all of the Series A equity units. Forest Products Holdings, L.L.C. (FPH) and OfficeMax owned 426,323,527 and 109,000,000 Series B equity units, respectively. FPH holds all 28,222,367 Series C equity units.

The Series A equity units accrue dividends daily at a rate of 8% per annum, compounded semiannually, on the holder’s capital contributions (net of any distributions previously received by such holder) plus any accumulated dividends. Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2009 and 2008, $25.9 million and $19.2 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Neither the Series B nor Series C equity units accrue dividends, but they do participate in distributions (liquidating and otherwise).

In 2004, most of our key managers purchased FPH Series B common units and were issued a grant of FPH Series C common units. In addition, from time to time additional grants of Series C common units have been made to selected employees and directors. Each issue or award of equity by FPH to our employees or directors is matched by a parallel issuance of the same amount of our equity on the same terms to FPH. The equity held by our employees and directors pursuant to such transactions is treated as ownership of a beneficial interest in a like number of units of our common units. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K and Note 13, Long-Term Incentive Compensation Plans, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Under the terms of our operating agreements neither we nor FPH have authority to issue such equity absent specific ad hoc authorization by our respective boards of directors.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended December 31
	2009 (a)	2008 (b)	2007 (c)	2006 (d)	2005 (e)
	(millions)
Statement of income (loss) data
Net sales	$1,973	$2,977	$5,413	$5,780	$5,907

Net income (loss)	$(19)	$(288)	$128	$72	$121

Earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) (f)	$44	$(218)	$349	$339	$401

Balance sheet data (at end of year)
Assets
Current assets	$623	$644	$2,381	$1,083	$1,136
Property and equipment, net	279	301	337	1,503	1,549
Investment in equity affiliate	63	21	—	—	—
Deferred financing costs	6	8	23	31	38
Other	30	26	33	88	91
	$1,001	$1,000	$2,774	$2,705	$2,814

Liabilities and capital
Current liabilities	$140	$145	$605	$504	$546
Long-term debt, less current portion	303	315	1,113	1,214	1,366
Note payable to related party, net	—	—	—	—	271
Other	128	184	64	148	153
Redeemable equity units	8	6	27	24	13
Capital	422	350	965	815	465
	$1,001	$1,000	$2,774	$2,705	$2,814

(a)                                  The following were included in 2009 net loss:

•                  $43.0 million charge for the other-than-temporary impairment of our investment in Boise Inc.;

•                  $42.8 million gain on the sale of 18.8 million shares of Boise Inc. stock;

•                  $6.0 million gain on the repurchase of $11.9 million of senior subordinated notes; and

•                  $8.9 million of expense related to the closure of our lumber manufacturing facility in La Grande, Oregon.

(b)           The following were included in 2008 net loss:

•                  Operating results of the Paper and Packaging & Newsprint businesses through February 21, 2008;

•                  $208.1 million charge for the other-than-temporary impairment of our investment in Boise Inc.;

•                  $11.3 million of expense related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon; and

•                  $6.3 million of expense related to changes in the fair value of our interest rate swaps, which were terminated in February 2008.

(c)           The following were included in 2007 net income:

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

(d)                                 Net income in 2006 included a $3.7 million gain for changes in our retiree healthcare programs.

(e)           The following were included in 2005 net income:

•                  $9.9 million net gain for the change in the fair value of interest rate swaps;

•                  $43.0 million of expense related to the write-off of deferred financing costs in connection with the repayment of debt; and

•                  $9.9 million gain for changes in our retiree healthcare programs.

(f)            The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31
	2009	2008	2007	2006	2005
	(millions)
Net income (loss)	$(19)	$(288)	$128	$72	$121
Change in fair value of interest rate swaps	—	6	(4)	—	(10)
Interest expense	23	34	97	112	166
Interest income	(1)	(8)	(4)	(4)	(3)
Income tax provision (benefit)	1	—	8	4	(2)
Depreciation, amortization, and depletion	41	36	124	155	129
EBITDA	$44	$(218)	$349	$339	$401

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

ITEM 7.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A. Risk Factors” of this Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K.

Background

Boise Cascade Holdings, L.L.C. is a privately-held building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). As used in this Form 10-K, the terms “BC Holdings,” “we,” and “our” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Our wholly owned subsidiary, Boise Cascade, L.L.C., is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products and plywood in North America. We are also a shareholder of Boise Inc., a publicly traded North American paper and packaging producer. See “Operating Results” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information related to our investment in Boise Inc.

We operate our business using three reportable segments:  (1) Building Materials Distribution, which is a wholesale distributor of building materials, (2) Wood Products, which manufactures and sells engineered wood products (EWP), plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments. For more information see Note 15, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Executive Overview

The U.S. economy declined dramatically late in 2008 and the first part of 2009, and although real gross domestic product growth turned positive in third quarter 2009, the economy remains weak. The national unemployment rate continues to be high. The unemployment rate increased to 10.0% at December 31, 2009, compared with 7.4% at December 31, 2008. Concerns continue over the availability and cost of credit, the volatility and strength of the capital markets, unemployment, and consumer and business confidence, which all affect the business and economic environment in which we operate.

The downturn in the residential construction market has become the most severe housing downturn in U.S. history. The housing start level in 2009 was approximately 39% below the second worst year on record, which occurred in 2008. The U.S. Census Bureau reported 2009 single- and multifamily housing starts in the U.S. at 0.55 million units, compared with 0.91 million units in 2008. These amounts are significantly below historical trends of approximately 1.65 million units over the ten years prior to 2009. The housing downturn resulted from the turmoil of the global financial crisis and high unemployment rates that have created an excess supply of homes, tight credit conditions, and an increase in foreclosures.

In response to the housing downturn and uncertain economic environment, we took rolling curtailments at a number of our wood products operations to maintain appropriate inventory levels, while trying to minimize the negative impact of the curtailments on our employees and our operating results. We also permanently closed some facilities. It is likely that we will need to continue curtailments in a manner that allows us to retain our skilled workforce and keep our inventories in balance with demand. We managed our labor costs in 2009 by implementing pay freezes for our salaried employees. We also amended our benefit plans to freeze the pension benefits for all salaried employees effective December 31, 2009, and suspended the $0.70 company match component of our 401(k) plan for salaried employees effective April 1, 2009.

We ended 2009 with $287.1 million of cash and cash equivalents and $303.1 million of long-term debt, or $16.0 million of net debt. As a result, we are in a good liquidity position to fund working capital needs and capital expenditures and to take advantage of market opportunities in 2010.

Looking ahead to 2010, the general tenor among analysts is that the demand for new residential construction will improve over the record low levels experienced in 2009. Any improvement in our product sales volumes and pricing will be dependent upon the interplay of industry production levels, imports, and product demand, which will in turn depend on improvements in housing starts. We expect to manage our production levels to our sales demand, which will likely cause us to continue to operate our facilities below their capacity in 2010. We will continue to prudently manage our inventories, receivables, and spending in this environment. Along with many forecasters, we believe U.S. housing demand will improve in the long term based on population demographics and a variety of other factors.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•                  General economic conditions, including but not limited to housing starts, repair-and-remodel activity and light commercial construction, foreclosure rates, interest rates, unemployment rates, and relative currency values;

•                  Mortgage pricing and availability, as well as other consumer financing mechanisms, that ultimately impact demand for our products;

•                  Availability and affordability of raw materials, including wood fiber, energy, and chemicals;

•                  The commodity nature of our products and their price movements, which are driven largely by supply and demand;

•                  Industry cycles and capacity utilization rates;

•                  Cost of compliance with government regulations;

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

•                  Actions of suppliers, customers, and competitors, including merger and acquisition activities, plant closures, and financial failures;

•                  Boise Inc.’s performance under the Outsourcing Services Agreement; and

•                  The other factors described in “Part I, Item 1A. Risk Factors” in this Form 10-K.

Sale of Our Paper and Packaging & Newsprint Assets

In February 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. for cash and securities equal to $1.6 billion, plus working capital adjustments. Immediately following the Sale, Boise Cascade, L.L.C., distributed the securities received in the transaction to us. As a result, we had a significant indirect financial interest in the results of the sold businesses. After the Sale, the equity interest we owned in Boise Inc. represented a significant continuing involvement. As a result, the sold assets are not classified as discontinued operations, and therefore, the results of the Paper and Packaging & Newsprint segments are included in the Consolidated Statements of Income (Loss) for the year ended December 31, 2007, and for the period of January 1, 2008, through February 21, 2008. The discussion of “Our Operating Results” below describes the impact of the Paper and Packaging & Newsprint businesses on our consolidated results prior to the Sale; however, the segment discussion focuses on the businesses retained after the Sale. See the “Liquidity and Capital Resources” section below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information related to how the Sale has affected our liquidity and capital resources.

Our Operating Results

The following tables set forth the results of operations in dollars and as a percentage of sales for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31
	2009	2008 (a)	2007 (a)
	(millions)
Sales
Trade	$1,935.4	$2,831.3	$4,797.8
Related parties	37.9	146.2	615.7
	1,973.3	2,977.5	5,413.5

Costs and expenses
Materials, labor, and other operating expenses	1,757.1	2,620.1	4,705.3
Materials, labor, and other operating expenses from related parties	29.9	70.0	—
Depreciation, amortization, and depletion	40.9	36.3	123.9
Selling and distribution expenses	190.5	231.6	285.7
General and administrative expenses	27.4	36.6	84.1
General and administrative expenses from related party	10.2	8.1	—
Gain on sale of Paper and Packaging & Newsprint assets	—	(2.9)	—
Other (income) expense, net	0.8	10.6	(5.7)
	2,056.8	3,010.4	5,193.3

Income (loss) from operations	$(83.5)	$(32.9)	$220.2

	(percentage of sales)
Sales
Trade	98.1%	95.1%	88.6%
Related parties	1.9	4.9	11.4
	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	89.0%	88.0%	86.9%
Materials, labor, and other operating expenses from related parties	1.5	2.3	—
Depreciation, amortization, and depletion	2.1	1.2	2.3
Selling and distribution expenses	9.7	7.8	5.3
General and administrative expenses	1.4	1.2	1.5
General and administrative expenses from related party	0.5	0.3	—
Gain on sale of Paper and Packaging & Newsprint assets	—	(0.1)	—
Other (income) expense, net	—	0.4	(0.1)
	104.2%	101.1%	95.9%

Income (loss) from operations	(4.2)%	(1.1)%	4.1%

(a)                                 Includes the results of the Paper and Packaging & Newsprint assets in 2007 and for the period of January 1, 2008, through February 21, 2008.

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for our principal products in our Building Materials Distribution and Wood Products segments for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31
	2009	2008	2007
	(millions)
Segment Sales
Building Materials Distribution	$1,609.8	$2,109.4	$2,564.0
Wood Products	550.8	795.9	1,010.2

	(percentage of Building Materials Distribution sales)
Product Line Sales
Commodity	46.3%	46.2%	44.0%
Engineered wood	11.0	11.9	14.7
General line	42.7	41.9	41.3

	(millions)
Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	5.6	7.6	10.6
I-joists (equivalent lineal feet)	87	117	188
Plywood (sq. ft.) (3/8” basis)	992	1,228	1,223
Lumber (board feet)	146	191	231
Particleboard (sq. ft.) (3/4” basis)	80	104	151

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (100 cubic feet)	$1,492	$1,573	$1,702
I-joists (1,000 equivalent lineal feet)	895	942	1,026
Plywood (1,000 sq. ft.) (3/8” basis)	213	248	264
Lumber (1,000 board feet)	349	369	437
Particleboard (1,000 sq. ft.) (3/4” basis)	333	357	317

Operating Results

2009 Compared With 2008

Sales

Total sales decreased $1.0 billion, or 34%, to $2.0 billion in 2009 from $3.0 billion in 2008. The decrease was primarily due to decreased sales in our Building Materials Distribution and Wood Products segments due to weaker product demand and prices, as U.S. new residential housing demand continued to decline from the low levels experienced in 2008. Our sales are driven principally by U.S. housing starts, which decreased 39% to 0.55 million units, compared with 0.91 million units in 2008. Relative to 2008, the decrease also resulted from the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. For the period of January 1 through February 21, 2008, the sold businesses had sales of $359.9 million.

Building Materials Distribution.  Sales decreased $499.6 million, or 24%, to $1,609.8 million in 2009 from $2,109.4 million in 2008. The decrease was driven primarily by a 19% decrease in product volumes sold and a 6% decrease in average net selling prices due to extraordinarily low new residential construction in 2009. Despite the weak demand environment, our product volume declines compare favorably to the overall decline in residential construction, as we were able to capture market share through the introduction of new product lines, product line expansions, and facility expansions.

Wood Products.  Sales decreased $245.1 million, or 31%, to $550.8 million in 2009 from $795.9 million in 2008. While the decrease in sales was driven by lower volumes and prices for all of our products, the decline in EWP and plywood sales volumes and prices had the greatest impact on our reported sales. Compared with 2008, sales volumes for both LVL and I-joists declined 26%, while the average net selling prices of LVL and I-joists decreased approximately 5%. Plywood sales volumes and average net selling prices decreased 19% and 14%, respectively.

Costs and Expenses

Materials, labor, and other operating expenses decreased $0.8 billion, or 33%, to $1.8 billion in 2009, compared with $2.6 billion in 2008. The decrease was driven primarily by lower purchased materials costs in our Building Materials Distribution segment of $488.1 million and lower wood costs in our Wood Products segment of $54.9 million, as decreased residential construction activity led to lower demand for these materials. In addition, compared with 2008, we had $33.2 million of lower chemical and energy costs in our Wood Products segment. The decline in these key production inputs resulted from reduced manufacturing volumes and prices in response to weaker sales activity. Also contributing to the decrease in materials, labor, and other expenses were $321.6 million of expenses that our Paper and Packaging & Newsprint assets incurred prior to the Sale in February 2008.

Depreciation, amortization, and depletion expenses increased $4.6 million, or 13%, to $40.9 million in 2009, compared with $36.3 million in 2008. The increase in expense relates to our recognizing $5.2 million of incremental expense as a result of accelerating depreciation on the assets at our La Grande, Oregon, lumber manufacturing facility following our decision to close the operations.

Selling and distribution expenses decreased $41.1 million, or 18%, to $190.5 million in 2009, compared with $231.6 million in 2008. Selling and distribution expenses declined in our Building Materials Distribution and Wood Products segments due to lower sales activity and our continued focus on reducing costs. While total selling and distribution expenses decreased, the costs increased as a percent of sales in our Building Materials Distribution segment, as these costs did not decline at the same pace as sales. Also contributing to the decrease in total selling and distribution expenses in 2009 were $9.1 million of expenses that our Paper and Packaging & Newsprint assets incurred prior to the Sale in February 2008. In 2009, selling and distribution expenses include $2.7 million of related-party expenses incurred under the Outsourcing Services Agreement with Boise Inc. discussed below.

General and administrative expenses decreased $9.2 million, or 25%, to $27.4 million in 2009, compared with $36.6 million in 2008. The decrease was driven primarily by the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. These operations reported $6.6 million of expenses for the period of January 1 through February 21, 2008. While total general and administrative expenses decreased, the costs increased as a percent of sales in our Building Materials Distribution and Wood Products segments, as these costs did not decline at the same pace as sales.

Costs and Expenses From Related Parties

Materials, labor, and other operating expenses from related parties decreased $40.1 million, or 57%, to $29.9 million in 2009, compared with $70.0 million in 2008. Compared with 2008, the decrease primarily reflects reduced fiber procurement purchases from Louisiana Timber Procurement Company, L.L.C. (LTP), an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. During the years ended December 31, 2009 and 2008, we purchased $25.5 million and $64.9 million of fiber from LTP at prices designed to approximate market. The decrease in purchases primarily related to decreased demand for logs used in our southern region plywood mills that were curtailed during some of the year.

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement was for three years with expiration scheduled on February 22, 2011. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. Because neither party gave notice of termination to the other party in February 2010, the term of the agreement has been extended to February 22, 2012. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee. The remaining absorption fee of $1.0 million, effective February 2010, is allocated among the services provided under the contract and declines to zero in total and on an allocable basis through February 22, 2011. If at some time in the future Boise Inc. is unwilling or unable to provide services at the same quality levels as those services have been provided in the past, our business and compliance activities and results of operations could be negatively affected.

During the years ended December 31, 2009 and 2008, we recognized $15.0 million and $12.1 million of expenses related to the Outsourcing Services Agreement in our Consolidated Statements of Loss. The increase in expenses incurred under the Outsourcing Services Agreement primarily relates to our purchasing twelve months of services in 2009, compared with ten months in 2008. In 2008, we purchased the services following the Sale in February 2008.

	Year Ended December 31
	2009	2008
	(millions)
Materials, labor, and other operating expenses from related parties	$2.1	$1.7
Selling and distribution expenses	2.7	2.3
General and administrative expenses from related party	10.2	8.1
	$15.0	$12.1

Other (income) expense, net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Year Ended December 31
	2009	2008
	(millions)
Facility closures and curtailments (a)	$3.2	$9.9
Changes in pension plans (b)	(0.7)	—
Loss on sale of note receivable from related party (c)	—	8.4
Sales of assets, net (d)	0.2	(7.9)
Other, net	(1.9)	0.2
	$0.8	$10.6

(a)                                  In 2009, we closed the lumber manufacturing facility in La Grande, Oregon, and recorded $3.1 million of expense in “Other (income) expense, net,” $5.2 million of accelerated depreciation in “Depreciation, amortization, and depletion,” and $0.6 million of expenses in “Materials, labor, and other operating expenses” in our Consolidated Statement of Loss.

In 2008, we recorded $9.3 million of expense related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon, in “Other (income) expense, net” and $2.0 million of expense for the write-down of log inventories in “Materials, labor, and other operating expenses” in our Consolidated Statement of Loss.

(b)                                 In March 2009, we amended our defined benefit pension plan for salaried employees and nonqualified salaried plans so that no future benefits accrue in the plans after December 31, 2009. We recognized a net $0.7 million noncash curtailment gain, primarily related to our nonqualified salaried pension plans. For more information, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(c)                                  In 2008, we sold a note receivable from Boise Inc. for $52.7 million after selling expenses, and we recorded an $8.4 million loss on the sale.

(d)                                 In 2008, we sold our indirect wholly owned subsidiary in Brazil, Boise Cascade do Brasil LTDA., to Aracruz Celulose, S.A., for $45.5 million after selling expenses, and we recorded a $5.7 million net gain on the sale.

Income (Loss) From Operations

Our loss from operations increased $50.6 million, or 154%, from $32.9 million in 2008 to $83.5 million in 2009. Compared with 2008, we reported lower operating income in our Building Materials Distribution and Wood Products segments, as the downturn in the residential construction market became the most severe housing downturn in U.S. history — which reduced the demand for our products. Compared with 2008, the decrease in operating income also resulted from the sale of our Paper and

Packaging & Newsprint assets in first quarter 2008. These businesses reported $23.1 million of income from operations during the period of January 1 through February 21, 2008.

Building Materials Distribution.  Segment income decreased $11.5 million, or 59%, from $19.5 million in 2008 to $8.0 million in 2009. The decrease was driven primarily by fewer gross margin dollars available to cover relatively fixed expenses such as occupancy, payroll, and delivery costs, as sales volumes declined from the same period a year ago. However, almost 70% of the decline in gross profit dollars was favorably offset by lower operating costs resulting from cost-reduction initiatives implemented over the last year. In addition, our gross margin percentage improved in 2009, as more of our sales mix was composed of smaller-quantity orders delivered from our warehouses as opposed to large-volume purchases that are typically shipped directly from the manufacturer and generate lower gross margins.

Wood Products. Segment loss increased $22.2 million, or 40%, from $55.1 million in 2008 to $77.3 million in 2009. The increase was driven primarily by price declines for plywood, compared with the same period a year ago. These declines were partially offset by favorable input costs, primarily wood costs; productivity improvements; and curtailments at facilities previously generating cash losses. We have been taking rolling curtailments at all of our Wood Products operations and closed some facilities to maintain appropriate inventory levels, while trying to minimize the negative impact these curtailments and/or closures have on our operating results. In 2009, the Wood Products segment recorded $8.9 million of expenses related to closing our lumber manufacturing facility in La Grande, Oregon, compared with $11.3 million of expenses in 2008 related to closing operations in St. Helens and White City, Oregon. In addition, 2008 included a $5.7 million net gain, related to the sale of our wholly owned subsidiary in Brazil.

Other

Investment in equity affiliate.  In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares of common stock. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. The ownership interest provided us with the ability to exercise significant influence. Accordingly, we accounted for the investment under the equity method of accounting. In 2009, we sold 18.8 million Boise Inc. shares and contributed 0.8 million shares to settle our obligation under the Contingent Value Rights (CVR) Agreement (see “Disclosures of Financial Market Risks” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on the CVR settlement), which decreased our ownership in Boise Inc. to 23.5% at December 31, 2009 (or 21.7% on a fully diluted basis). In February 2010, we sold 13.1 million Boise Inc. shares for expected net proceeds of approximately $61 million. All of the sales will be settled by March 3, 2010. At February 28, 2010, we owned less than 10% of Boise Inc. and we will account for the remaining investment under the cost method. We expect to sell our remaining 5.2 million Boise Inc. shares under the trading plan adopted in fourth quarter 2009.

In 2009 and 2008, we recorded $79.4 million of income, net, and $219.4 million of net expense related to our investment in Boise Inc. in our Consolidated Statements of Loss, as follows:

	Year Ended December 31
	2009	2008
	(millions)
Equity in net income (loss) of Boise Inc. (a)	$59.4	$(22.8)
Amortization of basis differential (b)	21.4	5.3
Adjustment for impairment recognized by Boise Inc. (c)	—	6.2
Loss on shares issued for settlement of CVR liability (d)	(1.0)	—
Equity in net income (loss) of affiliate	79.7	(11.3)
Gain on sale of shares of equity affiliate (e)	42.8	—
Impairment of investment in equity affiliate (f)	(43.0)	(208.1)
Total	$79.4	$(219.4)

(a)                                  In 2009, “Equity in net income of Boise Inc.” included approximately $50 million of income, net of expenses and taxes, for refundable tax credits arising from Boise Inc.’s use of alternative fuels, partially offset by approximately $15 million of expenses, net of tax benefits, related to Boise Inc.’s extinguishment of debt in 2009. The provision in the U.S. Internal Revenue Code allowing for the alternative fuel tax credits expired December 31, 2009.

(b)                                 At December 31, 2009, the carrying value of our investment in Boise Inc. was approximately $103.9 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to write-downs of our investment in Boise Inc. We have been amortizing the difference to income on a straight-line basis over the weighted average useful life of Boise Inc.’s assets. The amortization of the basis differential resulted in our recognizing $21.4 million and $5.3 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statements of Loss for the years ended December 31, 2009 and 2008.

(c)                                  In 2008, we allocated the $208.1 million impairment charge to Boise Inc.’s long-lived assets on a pro rata basis based on the net book values assigned to their assets on September 30, 2008. Subsequent to our recording an impairment of our investment, Boise Inc. recognized a $19.8 million charge for the impairment of long-lived assets, of which we were allocated 49% when we recorded our proportionate share of Boise Inc.’s net loss. Based on our allocation of the $208.1 million charge to Boise Inc.’s long-lived assets, we concluded we had already expensed $6.2 million of the $19.8 million charge Boise Inc. recorded for long-lived asset impairment. Accordingly, we adjusted our equity in net loss of Boise Inc. for the $6.2 million we had already expensed.

(d)                                 In 2009, we settled our obligation related to the contingent value rights (CVRs) we issued to holders of Boise Inc. common stock. In connection with the settlement, we transferred ownership of 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the market price on the date we settled our obligation with the shares and the carrying amount of the shares recorded on our Consolidated Balance Sheet. For more information, see Note 11, Financial Instrument Risk, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(e)                                  In 2009, we sold 18.8 million Boise Inc. shares for net proceeds of $83.2 million, and we recorded a $42.8 million gain on the sale of the shares in our Consolidated Statement of Loss. In connection with the sale, we decreased our investment in Boise Inc. $41.1 million, and we reduced by $0.7 million our accumulated other comprehensive loss related to our investment in Boise Inc. Under the terms of the indenture governing our 7.125% senior subordinated notes due 2014, we are required to use the net proceeds from the sale of the Boise Inc. shares within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes.

(f)                                    Quarterly, we compare the fair value of the Boise Inc. stock price with the carrying value of our investment to assess for other-than-temporary impairment. The fair value of our investment in Boise Inc. is calculated based on the number of Boise Inc. shares we own and Boise Inc.’s stock price on the respective balance sheet date. The carrying value of our investment is calculated as the sum of (1) the amount recorded in “Investment in equity affiliate” on our Consolidated Balance Sheet and (2) the amount of accumulated other comprehensive income related to our investment in Boise Inc. recorded within “Series B equity units” on our Consolidated Balance Sheet.

On March 31, 2009, and September 30, 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. We made the other-than-temporary-impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of September 30, 2008, Boise Inc.’s stock had traded below our carrying value for over six months, and as of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, we recorded a $43.0 million impairment charge for the year ended December 31, 2009, and a $208.1 million impairment charge for the year ended December 31, 2008, in “Impairment of investment in equity affiliate” in our Consolidated Statements of Loss. For the year ended December 31, 2009, we reduced by $40.8 million our accumulated other comprehensive loss related to our investment in Boise Inc. (which was accumulated monthly from recording our proportionate share of Boise Inc.’s other comprehensive income or loss). In addition, we decreased “Investment in equity affiliate” $2.2 million to reduce the aggregate carrying value of our investment recorded on our Consolidated Balance Sheet to its fair value on March 31, 2009, of $0.61 per share.

In accordance with SEC Regulation S-X Rule 3-09, Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons, we filed Boise Inc.’s 2009 audited consolidated financial statements as Exhibit 99 to this Form 10-K.

Foreign exchange gain (loss).  In 2009, we reported a $1.0 million foreign exchange gain, compared with a loss of $1.8 million in 2008. The increase was due primarily to weakening of the U.S. dollar, compared with the Canadian dollar.

Change in fair value of interest rate swaps.  The year ended December 31, 2008, included $6.3 million of expense related to changes in the fair value of our interest rate swaps. We terminated all of the swaps in February 2008.

Interest expense.  In 2009, interest expense was $22.5 million, compared with $34.3 million in 2008. The decrease in interest expense is primarily attributable to the reduction of long-term debt in

February 2008 after the Sale. For more information, see “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income.  In 2009, interest income was $0.9 million, compared with $7.7 million in 2008. The decrease in interest income is primarily attributable to the decrease in interest rates in 2009. Also, in 2008, interest income included $2.8 million of non cash income related to the note receivable from Boise Inc., which we sold in June 2008. For more information related to the note receivable from Boise Inc., see Note 5, Transactions With Related parties, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Income tax (provision) benefit.  Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the year ended December 31, 2009, income tax expense was $0.7 million, compared with $0.5 million in 2008. During the years ended December 31, 2009 and 2008, our effective tax rates for our separate subsidiaries that are taxed as corporations were 30.6% and 43.9%. The decrease in our 2009 effective tax rate is primarily due to the effects of the separate subsidiaries of the Paper and Packaging & Newsprint businesses on the effective tax rate in 2008.

2008 Compared With 2007

Sales

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

Building Materials Distribution.  Sales decreased $454.6 million, or 18%, to $2,109.4 million in 2008 from $2,564.0 million in 2007. The decrease was driven primarily by a 19% decline in the volume of product sold, offset in part by a 1% increase in product prices. The reduced volumes were the result of decreased demand in new residential construction markets. Relative to 2007, EWP sales represented a lower percentage of our overall Building Materials Distribution sales, as EWP sales are more dependent on new residential construction than the traditional building products we sell.

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

(a)                                  In 2008, we recorded $9.9 million of expense related to facility closures in “Other (income) expense, net” and $2.0 million of expense for the write-down of log inventories in “Materials, labor, and other operating expenses” in our Consolidated Statement of Loss.

(b)                                 In 2008, we sold a note receivable from Boise Inc. for $52.7 million after selling expenses, and we recorded an $8.4 million loss on the sale.

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

Wood Products. Segment income (loss) decreased $78.7 million, or 333%, from income of $23.6 million in 2007 to a loss of $55.1 million in 2008. The decrease was driven primarily by a combination of lower sales volumes and/or prices for most of our products, coupled with higher conversion costs. These negatives were slightly offset by lower log costs. In addition, during 2008, the Wood Products segment recorded $11.3 million of expenses related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon, partially offset by a $5.7 million net gain related to the sale of our wholly owned subsidiary in Brazil.

Other

Equity in net loss of affiliate and impairment of investment in equity affiliate.  In 2008, we recorded $219.4 million of expense related to our investment in Boise Inc. in our Consolidated Statement of Loss. Of the $219.4 million of expense, we recorded $208.1 million of expense in “Impairment of investment in equity affiliate” and $11.3 million of expense in “Equity in net loss of affiliate” in our Consolidated Statement of Loss. For additional information, see Note 4, Investment in Equity Affiliate, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Change in fair value of interest rate swaps.  The years ended December 31, 2008 and 2007, included $6.3 million of expense and $3.7 million of income related to changes in the fair value of our interest rate swaps. We terminated all of the swaps in February 2008.

Interest expense.  In 2008, interest expense was $34.3 million, compared with $96.8 million in 2007. The decrease in interest expense is primarily attributable to the significant reduction in our long-term debt. At December 31, 2008, our long-term debt was $315.0 million, compared with $1.1 billion at December 31, 2007. The decrease in long-term debt is primarily attributable to the use of the majority of the proceeds from the Sale to reduce debt. For more information, see “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Industry Mergers and Acquisitions

Severely depressed demand for building products the last several years and the uncertainty as to the timing and strength of a future recovery have caused a number of companies involved in the production or distribution of building products to curtail or permanently close individual operations. In addition, a number of North American building products manufacturing and distribution companies have been liquidated or filed for bankruptcy with resulting changes in ownership and control or cessation of operations.

Recently, CanWel Holdings Company completed its acquisition of Broadleaf Logistics Company, making it the largest wholesale building products distributor in Canada.

Georgia-Pacific, LLC has announced that it intends to acquire Grant Forest Products, Inc.’s oriented strand board (OSB) facility at Englehart, Ontario, Canada, and the associated facility at Earlton, Ontario, Canada, as well as its OSB facilities at Allendale and Clarendon, S.C.

There have been no other major transactions in the North American building products manufacturing and distribution sectors in the past several months.

Acquisitions

We may engage in acquisition discussions with other companies and make acquisitions from time to time. In 2009, we purchased a sawmill in Pilot Rock, Oregon, which has improved our regional fiber integration in our Wood Products segment and a truss assembly operation and EWP sales office in Saco and Biddeford, Maine, respectively.

Divestitures

We may engage in divestiture discussions with other companies and make divestitures from time to time. We review our operations and dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. In 2008, we sold our Paper and Packaging & Newsprint assets and most of our Corporate and Other assets and our Brazilian subsidiary. See “Sale of Our Paper and Packaging & Newsprint Assets” and “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information related to the Sale. For additional information related to the sale of our Brazil operations, see the discussion of “Other (income) expense, net” in “Costs and Expenses” under “Our Operating Results” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As a company, we continue to face extraordinary conditions. The downturn in the residential construction market has become the most severe housing downturn in U.S. history, consumer confidence remains low, and tight credit poses a significant threat to customers. Although the general tenor among analysts is that the demand for new residential construction will improve over the low levels experienced in 2009, the significant uncertainty around the timing and extent of the recovery creates uncertainty around the amount of cash flow we will generate in 2010. In response to the continued economic uncertainty and to enhance our liquidity, we have and will continue to aggressively manage working capital and match production with market demand. We also implemented pay freezes for salaried employees and suspended the company match component of our 401(k) plan for salaried employees. We announced a redesign of the company match provisions to the savings plan for salaried employees effective March 1, 2010. Under the redesign, we will contribute 4% of an employee’s eligible wages (base salary and short-term incentive compensation).

Despite the difficult conditions, with $83.2 million of net proceeds received from the sale of Boise Inc. shares in 2009, we ended the year with $287.1 million of cash, $303.1 million of long-term debt, and $299.6 million of available liquidity. In February 2010, we sold 13.1 million Boise Inc. shares for expected proceeds of approximately $61 million. We expect to sell the remaining Boise Inc. shares under the trading plan adopted in fourth quarter 2009. We are obligated under the indenture governing our 7.125% senior subordinated notes to use the net proceeds (as defined in the indenture) from the sale of shares of Boise Inc. within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. At December 31, 2009, and February 28, 2010, approximately $78 million and $137 million of cash was governed by the indenture.

At December 31, 2009, our cash was invested in high-quality, short-term investments, which we record in “Cash and cash equivalents.” The credit quality of our portfolio of short-term investments remains strong, with the majority of our cash and cash equivalents invested in money market funds that are broadly diversified and invest in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments.

The credit markets have experienced difficult conditions that may adversely affect the ability of our lenders to fulfill their commitment under our five-year $290 million senior secured asset-based revolving credit facility (Revolving Credit Facility). We continuously monitor the credit quality of the banks that participate in our Revolving Credit Facility. Based on information available to us as of the filing date of this Form 10-K, we have no indications that the financial institutions included in our Revolving Credit Facility would be unable to fulfill their commitments. At December 31, 2009, a total of ten lenders participated in the Revolving Credit Facility, and the largest single commitment under the Revolving Credit Facility was $117.7 million.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, and working capital in 2010.

Sources and Uses of Cash

We generate cash from sales of our products and from short-term and long-term borrowings, as well as from cash proceeds from the sale of nonstrategic assets. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including fiber, inventory purchased for resale, labor, energy, and chemicals. In addition to paying for ongoing operating costs, we use cash to invest in our business, repay debt, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash for operating activities, investing activities, and financing activities.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories in our Building Materials Distribution segment and expenditures related to the manufacture of building products, including fiber, energy, labor, and chemicals, in our Wood Products segment. Operating activities provided (used) cash in 2009, 2008, and 2007 as follows:

2009 Compared With 2008

In 2009 and 2008, our operating activities used $35.2 million and $24.4 million of cash, respectively. Compared with 2008, the increase in cash used by operations relates primarily to the following:

•                  An $11.5 million decrease in income in our Building Materials Distribution segment and a $22.2 million increase in losses in our Wood Products segment.  As discussed under “Operating Results” above, the lower results for 2009 were the result of fewer gross margin dollars available in our Building Materials Distribution segment to cover relatively fixed expenses, such as occupancy, payroll, and delivery costs, as sales volumes declined from the same period a year ago. Also, in our Wood Products segment, the increased loss was driven primarily by pricing declines for plywood, which were partially offset by favorable input costs, primarily wood costs, productivity improvements, and curtailments at facilities previously generating cash losses.

•                  More cash contributions to our pension plans.  During 2009, we used $28.4 million of cash to make pension contributions, compared with $20.4 million during 2008.

•                  The increase in cash used for the items discussed above was partially offset by $40.7 million of cash generated by the reduction of working capital during 2009, compared with $4.6 million of cash used in 2008 for increases in working capital.  Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The decrease in working capital during 2009 was primarily attributable to a decrease in inventory in our Building Materials Distribution and Wood Products segments, which reflects our effort to manage inventories to the current weakened demand environment in the housing market, and higher accounts payable and accrued liabilities in our Building Materials Distribution segment. These positive working capital changes were partially offset by higher receivables in our Building Materials Distribution and Wood Products segments, which primarily reflect increased sales of approximately 6%, comparing sales for the month of December 2009 with sales for the month of December 2008, and a modest increase in days sales outstanding, compared with the prior year.

2008 Compared With 2007

In 2008 and 2007, our operating activities used $24.4 million and provided $250.1 million of cash, respectively. Relative to 2007, the decrease in cash provided by operations relates primarily to the following:

•                  Items in net income (loss) provided $1.8 million of cash during 2008, compared with $275.4 million of cash in 2007.  The decrease is due to the sale of our Paper and Packaging & Newsprint assets in first quarter 2008 and lower income in our Building Materials Distribution and Wood Products segments due to significant deterioration in the U.S. housing market. As discussed under “Our Operating Results” above, this lower income was driven primarily by lower sales activity in our Building Materials Distribution segment and by a combination of lower sales volumes and/or prices for most of our products, coupled with higher conversion costs, in our Wood Products segment.

•                  Changes in working capital.  In 2008, unfavorable changes in working capital used $4.6 million of cash from operations, compared with $26.4 million of cash used in 2007. During 2008, the increase in working capital was primarily attributable to a decrease in accounts payable and accrued liabilities, offset by decreases in accounts receivable, inventory, and other assets. The decrease in accounts receivable reflects a lower level of sales activity due to weaker product demand and prices, as U.S. new residential housing demand declined. Due to the decrease in product demand, we took rolling curtailments at a number of our wood products operations and reduced inventories in our building materials distribution business to maintain appropriate inventory levels. The decrease in accounts payable was due primarily to a reduction in inventory and a decrease in overall costs in 2008. See “Our Operating Results” above for more information.

•                  More cash contributions to our pension plans.  During 2008, we used $20.4 million of cash to make pension contributions, compared with $0.7 million during 2007. Of the 2008 contributions, $11.0 million was included in the pension assets transferred in the Sale.

Investing Activities

In 2009 and 2008, cash from investing activities provided $62.9 million and $1,271.4 million. In 2007, we used $186.7 million of cash for investment activities.

2009

During 2009, we received $83.2 million of net proceeds from the sale of 18.8 million Boise Inc. shares. We used approximately $16.8 million of cash for purchases of property and equipment, which included expenditures for a new dryer in Medford, Oregon, as well as costs related to other replacement projects and ongoing environmental compliance. In addition, we spent $4.6 million for the acquisition of businesses and facilities. We purchased a sawmill in Pilot Rock, Oregon, which has improved our regional fiber integration in our Wood Products segment and a truss assembly operation and EWP sales office in Saco and Biddeford, Maine, respectively.

Details of 2009 capital investment by segment are included in the table below:

	Year Ended December 31, 2009
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other	Total
	(millions)
Building Materials Distribution (b)	$2.0	$—	$3.4	$5.4
Wood Products (c)	3.9	5.2	6.9	16.0
Corporate and Other	—	—	—	—
	$5.9	$5.2	$10.3	$21.4

(a)                                  Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)                                 Acquisition/Expansion includes $0.9 million of cash paid for the purchase of a truss assembly operation and EWP sales office in Saco and Biddeford, Maine, respectively.

(c)                                  Acquisition/Expansion includes $3.7 million of cash paid for the purchase of a sawmill in Pilot, Rock, Oregon.

We expect capital investments in 2010 to total approximately $35 million to $40 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic condition, and timing of equipment purchases. Our capital spending in 2010 will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. During 2009, we spent approximately $1.1 million on environmental compliance. We expect to spend a similar amount in 2010 for this purpose.

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
$1,323.7

In connection with the Sale, we received $1,201.9 million, which is net of $38.0 million of cash contributed to Boise Inc. and $37.3 million of selling expenses, which included $24.9 million of financing costs that we agreed to pay for Boise Inc. We also received approximately $45.5 million of cash for the sale of our Brazil operations and $23.6 million of cash for the sale of our Vancouver, Washington, and Independence, Oregon, closed mill sites and other miscellaneous assets. During 2008, cash investing activities also included $52.7 million of net proceeds from the sale of the note receivable from Boise Inc. We used $51.9 million of cash for purchases of property, plant, and equipment ($10.2 million of which was invested in the Paper and Packaging & Newsprint businesses we sold on February 22, 2008).

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

Investing activities in 2007 also used $32.5 million of cash to pay amounts owed to OfficeMax under an Additional Consideration Agreement entered into in connection with the Forest Products Acquisition. Under the agreement, the parties agreed to adjust the purchase price based on changes in paper prices, from time to time, in effect. Based on paper prices during the third anniversary period ended October 29, 2007, we paid OfficeMax $32.5 million. This agreement was terminated in connection with the Sale, and we will neither receive payments from, nor make subsequent payments to, OfficeMax under this agreement.

Financing Activities

In 2009, we used $16.4 million in cash for financing activities, compared with $1,028.8 million in 2008 and $51.0 million in 2007.

2009

During 2009 we repurchased $11.9 million of senior subordinated notes for $5.6 million, plus accrued interest. In addition, we repaid, and subsequently reborrowed, $60.0 million of outstanding borrowings under the Revolving Credit Facility. In connection with the $60.0 million payment on the Revolving Credit Facility, we amended the Revolving Credit Facility to permanently reduce the lending commitments by $60.0 million, bringing the total commitments from $350 million to $290 million. This debt reduction, in combination with capital spending, fulfilled our obligations under the senior subordinated notes indenture with respect to net available cash received in connection with the June 2008 sale of the note receivable from Boise Inc. and the July 2008 sale of our Brazilian subsidiary.

During 2009 we also made $10.7 million of tax distributions to equity holders, most of which related to the taxable gain on the Sale.

2008

In 2008, cash used for financing activities related primarily to the repayment of long-term debt. During the period of January 1 to February 21, 2008, we borrowed $125.0 million under our receivables securitization facility and $40.0 million under our previous revolving credit facility to make $7.4 million of tax distributions to our equity holders, contribute $20.0 million to our pension plans, and fund working capital and other operating requirements. In 2008, with proceeds from the Sale and an initial borrowing under the Revolving Credit Facility, we repaid $1,085.6 million of outstanding debt and terminated all of our credit facilities with the exception of $240.0 million of 7.125% senior subordinated notes and $75.0 million outstanding under the Revolving Credit Facility at December 31, 2008.

In 2008, we terminated all of our interest rate swap agreements for approximately $11.9 million. We also made $128.1 million of tax distributions to our equity holders and paid $28.6 million to repurchase equity units from management investors.

2007

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

At December 31, 2009 and 2008, our long-term debt was as follows:

	December 31
	2009	2008
	(millions)
Asset-based revolving credit facility, due 2013	$75.0	$75.0
7.125% senior subordinated notes, due 2014	228.1	240.0
Total long-term debt	$303.1	$315.0

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into a five-year $350 million senior secured asset-based revolving credit facility with Bank of America (Revolving Credit Facility). As part of the syndication process, the Revolving Credit Facility was amended in April 2008 to revise the pricing and incorporate additional covenants. In May 2009, we repaid, and subsequently reborrowed, $60.0 million of outstanding borrowings under the Revolving Credit Facility, and we amended the Revolving Credit Facility to permanently reduce the lending commitments by $60 million, bringing the total commitments to $290 million. At both December 31, 2009 and 2008, we had $75.0 million of borrowings outstanding under the Revolving Credit Facility.

Interest rates under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the years ended December 31, 2009 and 2008, the average interest rates for our borrowings under the Revolving Credit Facility were 2.9% and 5.0%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit.

The borrowings under the Revolving Credit Facility ranged from a low of $15.0 million to a high of $75.0 million during the year ended December 31, 2009. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the year ended December 31, 2009, was $74.0 million. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment.

Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed-charge coverage ratio is below 1:1, as it was on December 31, 2009, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. At December 31, 2009, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $299.6 million.

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That covenant was not applicable on December 31, 2009. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At December 31, 2009 and 2008, we had $16.5 million and $14.2 million of letters of credit outstanding, respectively. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. In connection with the Sale, we repurchased $160.0 million of the notes at par in April 2008. In 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in “Gain on repurchase of long-term debt” in our Consolidated Statement of Loss.

Other

For the years ended December 31, 2009, 2008, and 2007, cash payments for interest, net of interest capitalized, were $20.0 million, $36.0 million, and $96.1 million, respectively.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2009. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2010	2011-2012	2013-2014	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$—	$303.1	$—	$303.1
Interest (b)	18.3	36.7	32.8	—	87.8
Operating leases (c)	10.9	19.1	14.7	31.8	76.5
Purchase obligations
Raw materials and finished goods inventory (d)	69.9	124.8	118.8	0.3	313.8
Utilities (e)	7.1	0.1	—	—	7.2
Other	1.6	0.5	—	—	2.1
Other long-term liabilities reflected on our Balance Sheet
Compensation and benefits (f)	3.1	41.6	52.6	16.9	114.2
Other (g)	2.4	3.0	1.5	9.5	16.4
	$113.3	$225.8	$523.5	$58.5	$921.1

(a)                                  These borrowings are further explained in “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(b)                                 Amounts represent estimated interest payments as of December 31, 2009, assuming our long-term debt is held to maturity.

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

(d)                                 Amounts represent contracts to purchase approximately $313.8 million of wood fiber based on contract terms or first quarter 2010 pricing. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)                                  We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. These payment obligations were valued at prices in effect on December 31, 2009, or contract language, if applicable. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)                                    Amounts consist primarily of our pension obligation, including current portion of $0.9 million. Actuarially determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries.

(g)                                 Includes current liabilities of $2.1 million.

In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. In the years we report taxable income, to the extent that tax losses passed through to investors in prior years do not offset current-year taxable income, we expect to make tax distributions to our equity holders based on the greater of either our regular taxable income or our alternative minimum taxable income. The tax distributions related to regular taxable income are distributed at 38.9%. The tax distributions related to alternative minimum taxable income are distributed at 20% for OfficeMax and 28% for all of our other equity holders.

The Series A equity units issued to OfficeMax in connection with the Forest Products Acquisition accrue dividends daily at a rate of 8% per annum on OfficeMax’s capital contribution (net of any distributions previously received) plus any accumulated dividends. Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2009 and 2008, $25.9 million and $19.2 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Neither the original investment nor the accumulated dividends on the Series A equity units are subject to a fixed retirement or redemption schedule.

Off-Balance-Sheet Activities

At December 31, 2009 and 2008, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 16, Commitments and Guarantees, and Note 19, Consolidating Guarantor and Nonguarantor Financial Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Seasonal and Inflationary Influences

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products industry. Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodel activities, and light commercial construction activities. We typically report lower sales in the first and fourth quarters due to the impact of poor weather on the construction market, and we generally have higher sales in the second and third quarters, reflecting an increase in construction due to more favorable weather conditions. We typically have higher working capital in the second and third quarters due to the summer building season. Although we generally expect these trends to continue for the foreseeable future, we have reduced our inventory as part of our effort to manage to the current weakened demand environment in the housing market. Seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.

Our major costs of production are labor, wood fiber, energy, and chemicals. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years. In 2009, energy and chemical costs were lower than in 2008 in response to global economic weakness.

Employees

As of January 31, 2010, we had approximately 4,240 employees. Approximately 1,460, or 34%, of these employees work pursuant to collective bargaining agreements. As of January 31, 2010, we had 12 collective bargaining agreements, of which one agreement, representing 24 employees, is up for renewal in 2010. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, credit risk, and foreign currency exchange rates. We do not use derivative instruments for speculative purposes. If any derivative instruments are purchased to minimize risk, they may not qualify for hedge accounting.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents and bank credit facility. In 2009, we did not use any interest rate swap contracts to manage this risk.

In 2008, we significantly decreased our variable-rate debt with the proceeds from the Sale. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million. The interest rate swaps were considered economic hedges. During 2008, we recorded the fair value of the interest rate swaps, or $6.3 million of expense, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to reduce this risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At December 31, 2009 and 2008, the receivables from a single customer accounted for approximately 14% and 18% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Foreign Currency Risk

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. At December 31, 2009, we had no foreign currency hedges.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership and Boise Cascade, L.L.C., issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc. stock. During 2009, we settled our obligation related to the CVRs using 0.8 million of Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the market price on the date we settled our obligation with shares and the carrying amount of the shares recorded on our Consolidated Balance Sheet.

In 2008, we recorded the fair value of the CVR liability and associated expense based on a simulation analysis that considered the likelihood of Boise Inc. investors receiving payment under the Contingent Value Rights Agreement. We updated the simulation model each quarter and revalued the liability based on the results. During 2008, we recognized $0.5 million of expense in “Change in fair value of contingent value rights” in our Consolidated Statement of Loss.

Financial Instruments

The table below provides information as of December 31, 2009, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Other instrument s subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

					December 31
					2009		2008
	2010- 2012	2013	2014	There -after	Total	Fair Value	Total	Fair Value
	(millions)
Long-term debt, including current portion
Fixed-rate debt payments (a)
Senior subordinated notes	$—	$—	$228.1	$—	$228.1	$205.6	$240.0	$140.5
Average interest rates	—	—	7.1%	—	7.1%	—	7.1%	—
Variable-rate debt payments (a)	$—	$75.0	$—	$—	$75.0	$75.0	$75.0	$75.0
Average interest rates	—	2.9%	—	—	2.9%	—	3.0%	—

(a)                                 These obligations are further explained in “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

Environmental

Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure you that we will at all times be in full compliance with environmental requirements, and we cannot assure you that we will not incur fines and penalties in the future. In 2009, we paid an insignificant amount of environmental fines and penalties across all of our segments.

We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2009, we spent approximately $1.1 million on capital expenditures to comply with environmental requirements. We expect to spend a similar amount in 2010 for this purpose.

As an owner and operator of real estate, we may be liable under environmental laws for the cleanup of past and present spills and releases of hazardous or toxic substances on or from our properties and operations. We can be found liable under these laws whether or not we knew of, or were responsible for, the presence of such substances. In some cases, this liability may exceed the value of the property itself.

OfficeMax retains responsibility for environmental liabilities that occurred with respect to businesses, facilities, and other assets not purchased by us in 2004 as part of the Forest Products Acquisition. In addition, OfficeMax generally indemnifies us for hazardous substance releases and other environmental violations that occurred prior to the Forest Products Acquisition or arose out of pre-Forest Products Acquisition operations at the businesses, facilities, and other assets purchased by us. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax.

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

Climate Change Matters

Various legislative and regulatory proposals to restrict emissions of greenhouse gasses are under consideration in Congress, state legislative bodies, and the Environmental Protection Agency. Most of our manufacturing facilities operate power boilers which emit carbon dioxide. Such regulatory initiatives may require us to modify operating procedures or production levels, incur capital expenditures, purchase emission credits, or take other actions that may adversely affect our financial results. However, given the high degree of uncertainty about the ultimate parameters of any such regulatory initiative, it is premature to make any prediction concerning such impacts. A significant portion of our greenhouse gas emissions are from biomass-fired power boilers. Many, but not all, regulatory programs or legislative packages under consideration treat biomass-generated greenhouse gases as being carbon-neutral and, therefore, excluded from regulation. However, no assurance can be given that the final regulation, once adopted, will exclude biomass-generated greenhouse gasses from direct regulation. Even if regulatory programs are not applied directly to our operations, it is likely that they will, in their application to our energy suppliers and other raw material and service suppliers, cause our production costs to increase. We are unable to estimate the magnitude of any such increase and the relative increase experienced by our competitors.

In addition, various government entities have adopted or are considering energy sourcing regulations which subsidize, or mandate consumption of specified percentages of, electrical power generated from nontraditional generating sources, including biomass fuels. These programs may create significant new competition for our fiber sources.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from these estimates. We believe that the accounting estimates discussed below represent the accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. We reviewed the development, selection, and disclosure of our critical accounting estimates with the audit committee of our board of directors. Our current critical accounting estimates are as follows:

Pensions

We calculate pension expense and liabilities using actuarial assumptions, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement rates, mortality rates, expected contributions, and other factors. We based the assumptions used to calculate pension expense on the following factors:

Discount Rate Assumption.  The discount rate reflects the current rate at which the pension obligations could be settled based on the measurement dates of the plans — December 31. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate Aa-graded corporate bonds.

Asset Return Assumption.  We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities and fixed-income securities) in which we invest. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights we assign each asset class are based on our investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2010 net periodic benefit cost is 7.25%.

Rate of Compensation Increases.  Generally, this assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation. However, in connection with amending the salaried and nonqualified plans on March 18, 2009, to freeze pension benefits effective December 31,

2009 (see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K), we changed the assumption for the rate of compensation increase to zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates for employees in our hourly plans.

Retirement and Mortality Rates.  These rates are developed to reflect actual and projected plan experience.

Expected Contributions.  Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed, for example, changes we might commit to in future labor contracts. In 2009, we made $28.4 million in contributions to our pension plans. We are required to contribute $2.0 million to our pension plans in 2010.

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

	Year Ending
	December 31,	Year Ended December 31
	2010	2009	2008
	(millions, except for percentages)
Pension expense	$8.4	$12.3	$17.1
Discount rate (a)	5.90%	6.90%	6.40%
Expected rate of return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increases (b)	—	—	4.25%

(a)                                 We used a 6.1% discount rate to calculate 2009 pension expense. On March 18, 2009, the salaried and nonqualified benefit plans were amended so that no future benefits would accrue after December 31, 2009. For the amended plans, we remeasured pension expense for the period of March 18, 2009, through December 31, 2009, using a 6.9% discount rate. We continued to recognize expense for the plans that were not amended using the 6.1% discount rate.

(b)                                 In connection with the plan amendment on March 18, 2009, we changed the compensation increase to zero due to the fact that the salaried and nonqualified benefits were frozen December 31, 2009, and there are currently no scheduled increases in pension benefit rates for past service in the plans covering our hourly employees.

A change of 0.25% in either direction to the discount rate, the expected rate of return on plan assets, or the rate of compensation increases would have had the following effect on 2010 and 2009 pension expense. These sensitivities are specific to 2010 and 2009. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
	(millions)
2010 Expense
Discount rate	$8.4	$(0.5)	$0.6
Expected rate of return on plan assets	8.4	(0.6)	0.6
Rate of compensation increases	8.4	—	—

2009 Expense
Discount rate	$12.3	$(0.8)	$0.7
Expected rate of return on plan assets	12.3	(0.6)	0.6
Rate of compensation increases	12.3	—	—

Other-Than-Temporary Impairment of Equity Method Investment

In connection with the Sale, we received shares of Boise Inc. (see Note 4, Investment in Equity Affiliate, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K). The ownership interest provided us with the ability to exercise significant influence, and we accounted for the investment under the equity method of accounting. We continuously monitor the value of Boise Inc.’s stock and our carrying value. When the fair value of our investment is less than the carrying value, the investment is impaired and we are required to evaluate items (i) through (iii) below to determine whether the impairment is other than temporary:

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

Significant judgment is required for purposes of determining other-than-temporary impairment. On March 31, 2009, and September 30, 2008, we concluded that our investment in Boise Inc. met the definition of being other than temporarily impaired based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of September 30, 2008, Boise Inc.’s stock had traded below our carrying value for over six months, and as of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, we recorded a $43.0 million and $208.1 million impairment charge for the years ended December 31, 2009 and 2008, in “Impairment of investment in equity affiliate” in our Consolidated Statements of Loss.

On December 31, 2009, our investment in Boise Inc. was not impaired. The fair value of our investment of $5.31 per share exceeded the carrying value of $3.22 per share on that date. We will continue to monitor the value of Boise Inc.’s stock and our carrying value. Should market conditions and/or Boise Inc.’s financial performance deteriorate, it is possible that we will be required to record a noncash impairment charge in our Consolidated Statements of Income (Loss). As additional information becomes known, we may change our estimates.

Long-Lived Asset Impairment

An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future undiscounted cash flows from operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Long-lived asset impairment is a critical accounting estimate, as it is susceptible to change from period to period. We estimate the fair value of an asset or asset group based on quoted market prices (the amount for which the asset(s) could be bought or sold in a current transaction with a third party)

when available. When quoted market prices are not available, we use an undiscounted cash flow model to estimate fair value. To measure future cash flows, we are required to make assumptions about future production volumes, future product pricing, and future expenses to be incurred. Estimates of future cash flows may change based on the availability of fiber, environmental requirements, capital spending, and other strategic management decisions.

During 2009, we took rolling curtailments at a number of our wood products operations to match production with market demand. In addition, we permanently closed our White City, Oregon, plywood operation and La Grande, Oregon, lumber operation. Although we expect market conditions during 2010 to remain difficult for at least part of the year, we currently believe we have adequate support for the carrying value of all of our assets based on anticipated undiscounted cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. However, should the markets for our products deteriorate further or should we decide to invest capital differently and should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges in the near term that could have a material impact on our results of operations. We will continue to evaluate the long-term viability and value to our business strategy of our remaining operating facilities and may conclude that facilities should be closed or sold in response to market conditions. These decisions may result in our recording an impairment of our long-lived assets. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2009 and 2008, we had $1.6 million and $1.8 million recorded as allowances for doubtful accounts. Estimating our allowance for doubtful accounts is a critical accounting estimate, as it involves complex judgments about our customers’ ability to pay. In determining the amount of the reserve, we consider our historical level of credit losses, customer concentrations, current economic trends, and changes in customer payment tendencies. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The significant decline in new residential construction in the U.S. and disruptions in the capital markets have impacted the ability of our customers and our customers’ customers to fund their operations, which makes it difficult for us to estimate future credit losses. Our actual future losses from uncollectible accounts may differ materially from our current estimates.

As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to “Selling and distribution expenses” in our Consolidated Statements of Income (Loss) in the period we make such a determination.

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2009, we had $12.2 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $6.6 million was recorded in our Wood Products segment. At December 31, 2009, the net carrying amount of intangible assets with indefinite lives, which represent our trade names and trademarks, was $8.9 million.

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We test the goodwill and indefinite-lived intangible assets in each of our reporting units for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. In conducting our impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting our estimated cost of funds. Differences in assumptions used in projecting future operating cash flows and cost of funds could have a significant impact on the determination of the fair value of our reporting units. The following assumptions are key to our estimate of fair value under the income approach:

Business projections.  Projections are based on five-year forecasts that are developed internally by management for use in managing the business and reviewed by the board of directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, and capital expenditures. Our forecasts are driven by consensus estimates of key economic indicators that affect our operating results, most notably new residential and light commercial construction and repair-and-remodel activity. These economic indicators are then used to estimate future production volumes, selling prices, and key input costs for our manufactured products. Our forecasts also take into consideration recent sales data for existing products, planned timing of capital projects, and anticipated conversion and distribution expenses. Our pricing assumptions are estimated based upon an assessment of industry supply and demand dynamics for our major products.

Growth rates.  A growth rate is used to calculate the terminal value of a reporting unit. The growth rate is the expected rate at which a reporting unit’s earnings stream is projected to grow beyond the five-year forecast period.

Discount rates.  Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates selected for the reporting units are based on existing conditions within our industry and reflect adjustments for potential risk premiums in those markets as well as weighting of the market cost of equity versus debt.

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

New and Recently Adopted Accounting Standards

For information related to new and recently adopted accounting standards, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Income (Loss)

	Year Ended December 31
	2009	2008	2007
	(thousands)
Sales
Trade	$1,935,353	$2,831,283	$4,797,795
Related parties	37,897	146,215	615,661
	1,973,250	2,977,498	5,413,456

Costs and expenses
Materials, labor, and other operating expenses	1,757,068	2,620,113	4,705,325
Materials, labor, and other operating expenses from related parties	29,915	70,026	—
Depreciation, amortization, and depletion	40,874	36,258	123,909
Selling and distribution expenses	190,431	231,545	285,633
General and administrative expenses	27,401	36,556	84,062
General and administrative expenses from related party	10,169	8,143	—
Gain on sale of Paper and Packaging & Newsprint assets	—	(2,915)	—
Other (income) expense, net	842	10,634	(5,693)
	2,056,700	3,010,360	5,193,236

Income (loss) from operations	(83,450)	(32,862)	220,220

Equity in net income (loss) of affiliate	79,729	(11,328)	—
Gain on sale of shares of equity affiliate	42,752	—	—
Impairment of investment in equity affiliate	(43,039)	(208,074)	—
Foreign exchange gain (loss)	1,025	(1,831)	4,451
Change in fair value of contingent value rights	194	(507)	—
Change in fair value of interest rate swaps	—	(6,284)	3,733
Gain on repurchase of long-term debt	6,026	—	—
Interest expense	(22,520)	(34,313)	(96,802)
Interest income	886	7,691	4,083
	65,053	(254,646)	(84,535)

Income (loss) before income taxes	(18,397)	(287,508)	135,685
Income tax provision	(660)	(470)	(7,988)
Net income (loss)	$(19,057)	$(287,978)	$127,697

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

	December 31
	2009	2008
	(thousands)
ASSETS

Current
Cash and cash equivalents	$287,101	$275,803
Receivables
Trade, less allowances of $1,584 and $1,843	95,398	78,393
Related parties	2,604	3,112
Other	3,495	5,907
Inventories	232,774	279,023
Prepaid expenses and other	1,870	1,296
	623,242	643,534

Property
Property and equipment, net	270,229	291,999
Timber deposits	9,264	8,632
	279,493	300,631

Investment in equity affiliate	62,967	20,985
Deferred financing costs	5,734	7,862
Goodwill	12,170	12,170
Intangible assets, net	8,919	9,248
Other assets	8,359	6,009
Total assets	$1,000,884	$1,000,439

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

	December 31
	2009	2008
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$89,253	$69,478
Related parties	2,449	2,195
Accrued liabilities
Compensation and benefits	27,887	38,228
Interest payable	3,644	3,930
Other	16,695	30,893
	139,928	144,724

Debt
Long-term debt	303,146	315,000

Other
Compensation and benefits	113,290	172,275
Other long-term liabilities	14,301	12,125
	127,591	184,400

Redeemable equity units
Series B equity units — 2,764,854 and 2,920,574 units outstanding	2,765	2,920
Series C equity units — 16,270,616 and 11,016,668 units outstanding	5,202	3,037
	7,967	5,957

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000,000 units authorized and outstanding	88,908	81,967
Series B equity units — no par value; 550,000,000 units authorized; 532,558,673 units and 532,414,853 units outstanding	333,344	268,391
Series C equity units — no par value; 44,000,000 units authorized; 11,951,751 units and 11,183,000 units outstanding	—	—
Total capital	422,252	350,358

Total liabilities and capital	$1,000,884	$1,000,439

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2009	2008	2007
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(19,057)	$(287,978)	$127,697
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliate	(79,729)	11,328	—
Gain on sale of shares of equity affiliate	(42,752)	—	—
Impairment of investment in equity affiliate	43,039	208,074	—
Depreciation, depletion, and amortization of deferred financing costs and other	43,679	37,783	129,289
Related-party interest income	—	(2,760)	—
Deferred income taxes	(4)	(142)	4,195
Pension expense	12,315	17,063	25,085
Gain on changes in retiree healthcare programs	—	—	(4,367)
Change in fair value of contingent value rights	(194)	507	—
Change in fair value of interest rate swaps	—	6,284	(3,733)
Management equity units expense, excluding expense related to the Sale	2,736	1,542	3,110
Gain on repurchase of long-term debt	(6,026)	—	—
(Gain) loss on sales of assets, net	158	(10,903)	(2,354)
Facility closure and curtailment costs	1,968	10,796	—
Loss on sale of note receivable from related party	—	8,357	—
Other	(1,200)	1,812	(3,538)
Decrease (increase) in working capital, net of acquisitions and dispositions
Receivables	(17,250)	6,226	34,156
Inventories	47,086	62,994	(29,397)
Prepaid expenses and other	(569)	5,501	679
Accounts payable and accrued liabilities	11,441	(79,312)	(31,804)
Pension contributions	(28,385)	(20,417)	(722)
Current and deferred income taxes	198	(1,871)	1,077
Other	(2,678)	681	718
Cash provided by (used for) operations	(35,224)	(24,435)	250,091

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	467	1,270,976	27,797
Proceeds from sale of shares of equity affiliate, net	83,172	—	—
Proceeds from sale of note receivable from related party, net	—	52,737	—
Expenditures for property and equipment	(16,806)	(51,867)	(187,972)
Acquisitions of businesses and facilities	(4,598)	—	—
Increase in restricted cash	—	(183,290)	(200,000)
Decrease in restricted cash	—	183,290	200,000
Additional Consideration Agreement payment	—	—	(32,542)
Other	637	(402)	6,065
Cash provided by (used for) investment	62,872	1,271,444	(186,652)

Cash provided by (used for) financing
Issuances of long-term debt	60,000	240,000	1,085,000
Payments of long-term debt	(65,627)	(1,085,563)	(1,138,337)
Short-term borrowings	—	(10,500)	7,300
Tax distributions to members	(10,705)	(128,058)	(2,753)
Repurchase of management equity units	(18)	(28,634)	(993)
Cash paid for termination of interest rate swaps	—	(11,918)	—
Proceeds from changes to interest rate swaps	—	—	2,848
Other	—	(4,156)	(4,050)
Cash used for financing	(16,350)	(1,028,829)	(50,985)

Increase in cash and cash equivalents	11,298	218,180	12,454

Balance at beginning of the period	275,803	57,623	45,169
Balance at end of the period	$287,101	$275,803	$57,623

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)
Balance at December 31, 2006	66,000	$78,290	530,357	$724,988	—	$11,655	$814,933

Net income (a)	—	—	—	127,697	—	—	127,697
Other comprehensive income (loss), net of tax (a) (b)
Cash flow hedges	—	—	—	(3,070)	—	—	(3,070)
Unfunded accumulated benefit obligation	—	—	—	33,705	—	—	33,705
Paid-in-kind dividend	—	5,770	—	(5,770)	—	—	—
Tax distributions to members	—	(5,597)	—	(1,803)	—	—	(7,400)
Allocation of profit interest from Series C equity units	—	—	—	1,387	—	(1,387)	—
Other	—	—	—	(441)	—	—	(441)
Balance at December 31, 2007	66,000	78,463	530,357	876,693	—	10,268	965,424

Net loss (a)	—	—	—	(287,978)	—	—	(287,978)
Other comprehensive income (loss), net of tax (a) (b)
Cash flow hedges	—	—	—	(133)	—	—	(133)
Unfunded accumulated benefit obligation	—	—	—	(151,773)	—	—	(151,773)
Equity in other comprehensive loss of equity affiliate	—	—	—	(41,984)	—	—	(41,984)
Paid-in-kind dividend	—	6,246	—	(6,246)	—	—	—
Tax distributions to members	—	(2,742)	—	(128,945)	—	—	(131,687)
Allocation of profit interest from Series C equity units	—	—	—	10,268	—	(10,268)	—
Fair market value adjustment of redeemable equity units	—	—	—	(11,338)	—	—	(11,338)
Allocation of redeemable equity units to Capital	—	—	2,058	6,923	11,183	—	6,923
Other	—	—	—	2,904	—	—	2,904
Balance at December 31, 2008 (c)	66,000	81,967	532,415	268,391	11,183	—	350,358

Net loss (a)	—	—	—	(19,057)	—	—	(19,057)
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	43,902	—	—	43,902
Equity in other comprehensive income of equity affiliate	—	—	—	5,201	—	—	5,201
Impairment of investment in equity affiliate	—	—	—	40,824	—	—	40,824
Paid-in-kind dividend	—	6,707	—	(6,707)	—	—	—
Tax distributions, net	—	234	—	91	—	—	325
Allocation of redeemable equity units to Capital	—	—	144	340	769	—	340
Other	—	—	—	359	—	—	359
Balance at December 31, 2009 (c)	66,000	$88,908	532,559	$333,344	11,952	$—	$422,252

(a)                                  Total comprehensive income (loss) for the years ended December 31, 2009, 2008, and 2007, was $70.9 million, $(481.9) million, and $158.3 million, respectively.

(b)                                 Total other comprehensive income (loss) for the years ended December 31, 2009, 2008, and 2007, was $89.9 million, $(193.9) million, and $30.6 million, respectively.

(c)                                  Accumulated other comprehensive loss at December 31, 2009 and 2008, was $32.9 million and $122.8 million, respectively.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.             Nature of Operations and Basis of Presentation

Nature of Operations

We are a privately-held building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). As used in these consolidated financial statements, the terms “BC Holdings,” “we,” and “our” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Our wholly owned subsidiary, Boise Cascade, L.L.C., is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products and plywood in North America. We are also a shareholder of Boise Inc., a publicly traded North American paper and packaging producer. We acquired our interest in Boise Inc. in connection with the sale of our Paper and Packaging & Newsprint assets (the Sale) in February 2008. For more information related to the Sale and our investment in Boise Inc., see Note 3, Sale of Our Paper and Packaging & Newsprint Assets, and Note 4, Investment in Equity Affiliate.

The following sets forth our corporate structure and equity ownership at December 31, 2009 (based on voting power):

Basis of Presentation and Comparability of Data

In connection with the Sale, we received both cash and securities. As a result of receiving stock in Boise Inc., we had a significant indirect financial interest in the results of the sold businesses, and the equity interest we owned in Boise Inc. after the Sale represented a significant continuing involvement. As a result, the sold assets are not classified as discontinued operations, and therefore, the results of the Paper and Packaging & Newsprint segments are included in the Consolidated Statements of Income (Loss) for the

period of January 1, 2008, through February 21, 2008, and the year ended December 31, 2007, which affects the comparability of the information between periods.

After the Sale, we operate our business in the following three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. See Note 15, Segment Information, for additional information about our reportable segments.

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

Revenue Recognition

We recognize revenue when the following criteria are met:  persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (f.o.b) shipping point. For sales transactions designated f.o.b destination, revenue is recorded when the product is delivered to the customer’s delivery site. Fees for shipping and handling charged to customers for sales transactions are included in “Sales.” Costs related to shipping and handling are included in “Materials, labor, and other operating expenses.”

Share-Based Compensation

We recognize compensation expense equal to the fair value of the equity awards on the dates they are granted or modified. We recognize the cost of the equity awards over the periods the awards vest. In 2009, 2008, and 2007, we recognized $2.7 million, $6.6 million, and $3.1 million of compensation expense. See Note 13, Long-Term Incentive Compensation Plans, for a discussion of our Management Equity Agreements (Equity Plan).

Advertising Costs

We expense the cost of advertising as incurred. For the years ended December 31, 2009, 2008, and 2007, advertising expenses were $1.4 million, $6.1 million, and $9.4 million, respectively. These expenses are generally recorded in “Selling and distribution expenses.”

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

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. Cash equivalents totaled $267.2 million and $244.6 million at December 31, 2009 and 2008, respectively. At December 31, 2009, the majority of our cash and cash equivalents were invested in money market funds that are broadly diversified and invest in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2009 and 2008, we had $1.6 million and $1.8 million recorded as allowances for doubtful accounts. In determining the amount of the reserve, we consider our historical level of credit losses, customer concentrations, current economic trends, and changes in customer payment tendencies. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. We may at times insure or arrange for guarantees on our receivables.

The significant decline in new residential construction in the U.S. and disruptions in the capital markets impacted the ability of our customers and our customers’ customers to fund their operations, which makes it more difficult for us to estimate future credit losses. Our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to “Selling and distribution expenses” in our Consolidated Statements of Income (Loss) in the period we make such a determination.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash and cash equivalents are recorded at cost, which approximates fair value. In the fair value hierarchy set forth in U.S. generally accepted accounting principles, our cash and cash equivalents are classified within Level 1, as the fair value is based on observable inputs such as quoted prices in active markets. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. After the Sale, our debt is predominately fixed-rate.

We are exposed to risks such as changes in interest rates, energy prices, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. At December 31, 2009 and 2008, we had no material derivative instruments.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2009 and 2008, we had $1.9 million and $3.0 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in “Sales, Trade.” At December 31, 2009 and 2008, we had $9.9 million and $11.4 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the average cost or first-in, first-out (FIFO) method of inventory valuation. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include the costs of harvesting the timber.

Inventories include the following:

	December 31
	2009	2008
	(thousands)
Finished goods and work in process	$187,215	$211,051
Logs	29,302	50,930
Other raw materials and supplies	16,257	17,042
	$232,774	$279,023

Property and Equipment, Net

Property and equipment, net, are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2009, 2008, and 2007, capitalized interest was not material. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). In all periods presented, we used the straight-line method of depreciation.

Property and equipment, net, consisted of the following asset classes and the following general range of estimated useful lives:

	Year Ended December 31		General Range of Estimated Useful
	2009	2008	Lives in Years
	(thousands)
Land and land improvements	$36,618	$36,089	10-20
Buildings and improvements	110,268	106,966	10-40
Machinery and equipment	279,455	252,952	2-20
Construction in progress	4,156	20,954	N/A
	430,497	416,961
Less accumulated depreciation	(160,268)	(124,962)	N/A
	$270,229	$291,999

Timber Deposits

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2009, our total obligation for log and fiber purchases under contracts with third parties was approximately $313.8 million based on contract terms or first quarter 2010 pricing. Under most of these log and fiber supply agreements, we have the right to cancel or reduce commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

Goodwill

We maintain two reporting units for purposes of our goodwill impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments in Note 15, Segment Information. We test the goodwill in each of our reporting units for impairment annually and/or when factors indicating impairment are present. We completed our annual assessment in fourth quarter 2009 and determined that there was no impairment. See Note 9, Goodwill and Intangible Assets, for additional information.

Asset Retirement Obligations

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

At December 31, 2009 and 2008, we had $0.7 million and $0.6 million of asset retirement obligations recorded in “Other, Other long-term liabilities,” on our Consolidated Balance Sheets. At December 31, 2009, these liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Pension and Other Postretirement Benefits

We record pension and postretirement net periodic benefit cost and liabilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB ASC) 715, Compensation - Retirement Benefits. Several estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, salary increases, and longevity and service lives of employees. Generally, we review and update these assumptions annually, unless a plan curtailment or other event occurs requiring we update the estimates on an interim basis. See Note 12, Retirement and Benefit Plans, for additional information related to our pension and other postretirement benefit plans. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. “Other assets” in the Consolidated Balance Sheets includes $3.1 million and $2.7 million of deferred software costs at December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008, and 2007, amortization of deferred software costs was not material.

Taxes Collected

We present taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Income (Loss).

Labor Concentration

As of December 31, 2009, we had approximately 4,230 employees. Approximately 1,450, or 34%, of these employees work pursuant to collective bargaining agreements. As of December 31, 2009, we had 12 collective bargaining agreements, of which one, representing 24 employees, is up for renewal in 2010. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

New and Recently Adopted Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU allows investors to use net asset value as a practical expedient to estimate fair value of investments in investment companies that do not have readily determinable fair values. The ASU also sets forth disclosure requirements for investments within its scope. We adopted ASU 2009-12 in December 2009, and the adoption did not have a material impact on our financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value. This ASU provides amendments to FASB ASC 820, Fair Value Measurements and Disclosure, for the fair value measurement of liabilities when a quoted price in an active market is not available. We adopted ASU 2009-05 on October 1, 2009, and the adoption did not have a material impact on our financial position or results of operations.

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

In June 2009, the FASB issued SFAS No. 167 (ASU 2009-17), Amendments to FASB Interpretation No. 46(R) (FASB ASC 810), which amends the consolidation guidance applicable to variable-interest entities (VIEs). SFAS No. 167 requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We adopted ASU 2009-17 on January 1, 2010, and the adoption did not have a material impact on our financial position or results of operations.

In December 2008, FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employer’s Disclosures About Postretirement Benefit Plan Assets (FASB ASC 715). This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. We have incorporated the required disclosures in this Form 10-K. The adoption affected our disclosures only and had no impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FASB ASC 805), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51 (FASB ASC 810). These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) could also affect the assessment of goodwill for impairment. We adopted SFAS Nos. 141(R) and 160 on January 1, 2009, and the adoption did not have a material impact on our financial position or results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Subsequent Events

We evaluated events and transactions subsequent to December 31, 2009, and up to the date these consolidated financial statements and notes were included in this Form 10-K and filed with the Securities and Exchange Commission. Except as disclosed in these Notes to Consolidated Financial Statements, we have not identified any other events that would require recognition or disclosure in the consolidated financial statements and notes to the financial statements.

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

Immediately following the Sale, Boise Cascade, L.L.C., distributed the stock and paid-in-kind note receivable to us. Subsequent to the distribution to us, the note receivable from Boise Inc. increased $17.3 million for working capital adjustments, and in June 2008, we sold the note receivable for $52.7 million after selling expenses. For more information, see Note 5, Transactions With Related Parties. As a result, we had a significant indirect financial interest in the results of the sold businesses. We accounted for our interest in Boise Inc. using the equity method of accounting. See Note 4, Investment in Equity Affiliate, for more information related to our investment in Boise Inc.

Use of Sale Proceeds

In 2008, with the proceeds from the Sale and an initial borrowing under our five-year senior secured asset-based revolving credit facility (the Revolving Credit Facility), we repaid $1,085.6 million of our long-term debt; paid $11.9 million to unwind all of our interest rate swaps; made $120.7 million of tax distributions to our equity holders to permit the equity holders to pay a portion of the income taxes related to the gain on the Sale (in 2009, we paid an additional $10.7 million for our final expected tax distribution related to the gain on the Sale); and paid $18.3 million to repurchase equity units from management investors that terminated employment with us in connection with the Sale. In 2009, we paid $2.6 million of the original $4.4 million accrued under the deferred compensation agreements for employees terminated in connection with the Sale.

4.             Investment in Equity Affiliate

In connection with the Sale, we received 37.9 million, or 49%, of Boise Inc.’s shares of common stock. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. The ownership interest provided us with the ability to exercise significant influence. Accordingly, we accounted for our investment under the equity method of accounting. We adjusted the amount of our investment monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. Our ownership interest, and consequently our proportionate share of Boise Inc.’s net income or loss, changed when we or Boise Inc. engaged in transactions of Boise Inc. common stock with third parties. At December 31, 2009 and 2008, we owned 18.3 million and 37.9 million shares, or 23.5% and 49%, of Boise Inc. Assuming the vesting of all of Boise Inc.’s restricted stock, our ownership percentage on December 31, 2009 and 2008, was 21.7% and 47.5% on a fully diluted basis, respectively. The decrease in ownership percentage in 2009 is primarily due to our selling shares of Boise Inc. as described in the section “Gain on Sale of Shares of Equity Affiliate” below. Changes in ownership interest may also result in our recording an ownership interest dilution gain or loss.

In February 2010, we sold 13.1 million Boise Inc. shares for expected net proceeds of approximately $61 million. All of the sales will be settled by March 3, 2010. At February 28, 2010, we owned less than 10% of Boise Inc. and we will account for the remaining investment under the cost method. We expect to sell our remaining 5.2 million Boise Inc. shares under the trading plan adopted in fourth quarter 2009.

In 2009 and 2008, we recorded $79.4 million of income, net, and $219.4 million of net expense related to our investment in Boise Inc. in our Consolidated Statements of Loss, as follows:

	Year Ended December 31
	2009	2008
	(thousands)
Equity in net income (loss) of Boise Inc. (a)	$59,370	$(22,836)
Amortization of basis differential (b)	21,384	5,328
Adjustment for impairment recognized by Boise Inc. (c)	—	6,180
Loss on shares issued for settlement of CVR liability (d)	(1,025)	—
Equity in net income (loss) of affiliate	79,729	(11,328)
Gain on sale of shares of equity affiliate (e)	42,752	—
Impairment of investment in equity affiliate (f)	(43,039)	(208,074)
Total	$79,442	$(219,402)

(a)  Equity in net income (loss) of Boise Inc.

In 2009, our “Equity in net income of affiliate” included approximately $50 million of income, net of expenses and taxes, for refundable tax credits arising from Boise Inc.’s use of alternative fuels, partially offset by approximately $15 million of expenses, net of tax benefits, related to Boise Inc.’s extinguishment of debt in 2009. The provision in the U.S. Internal Revenue Code allowing for the alternative fuel tax credits expired on December 31, 2009.

(b)  Amortization of Basis Differential

At December 31, 2009, the carrying value of our investment in Boise Inc. was approximately $103.9 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to write-downs of our investment in Boise Inc. We have been amortizing the difference to income on a straight-line basis over the weighted average useful life of Boise Inc’s assets. The amortization of the basis differential resulted in our recognizing $21.4 million and $5.3 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statements of Loss for the years ended December 31, 2009 and 2008.

(c)  Adjustment for Impairment Recognized by Boise Inc.

In 2008, we allocated the $208.1 million impairment charge to Boise Inc.’s long-lived assets on a pro rata basis based on the net book values assigned to their assets on September 30, 2008. Subsequent to our recording an impairment of our investment, Boise Inc. recognized a $19.8 million charge for the impairment of long-lived assets, of which we were allocated 49% when we recorded our proportionate share of Boise Inc.’s net loss. Based on our allocation of the $208.1 million charge to

Boise Inc.’s long-lived assets, we concluded we had already expensed $6.2 million of the $19.8 million charge Boise Inc. recorded for long-lived asset impairment. Accordingly, we adjusted our equity in net loss of Boise Inc. for the $6.2 million we had already expensed.

(d)  Loss on Shares Issued for CVR Settlement

In 2009, we settled our obligation related to the contingent value rights (CVRs) we issued to holders of Boise Inc. common stock. In connection with the settlement, we transferred ownership of 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the market price on the date we settled our obligation with the shares and the carrying amount of the shares recorded on our Consolidated Balance Sheet. For more information, see Note 11, Financial Instrument Risk.

(e)  Gain on Sale of Shares of Equity Affiliate

In 2009, we sold 18.8 million Boise Inc. shares for net proceeds of $83.2 million, and we recorded a $42.8 million gain on the sale of the shares in our Consolidated Statement of Loss. In connection with the sale, we decreased our investment in Boise Inc. $41.1 million, and we reduced by $0.7 million our accumulated other comprehensive loss related to our investment in Boise Inc. Under the terms of the indenture governing our 7.125% senior subordinated notes due 2014, we are required to use the net proceeds from the sale of the Boise Inc. shares within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes.

(f)  Impairment of Investment in Equity Affiliate

Quarterly, we compare the fair value of the Boise Inc. stock price with the carrying value of our investment to assess for other-than-temporary impairment. The fair value of our investment in Boise Inc. is calculated based on the number of Boise Inc. shares we own and Boise Inc.’s stock price on the respective balance sheet date. The carrying value of our investment is calculated as the sum of (1) the amount recorded in “Investment in equity affiliate” on our Consolidated Balance Sheet and (2) the amount of accumulated other comprehensive income related to our investment in Boise Inc. recorded within “Series B equity units” on our Consolidated Balance Sheet.

On March 31, 2009, and September 30, 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. We made the other-than-temporary-impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of September 30, 2008, Boise Inc.’s stock had traded below our carrying value for over six months, and as of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, we recorded a $43.0 million impairment charge for the year ended December 31, 2009, and a $208.1 million impairment charge for the year ended December 31, 2008, in “Impairment of investment in equity affiliate” in our Consolidated Statements of Loss. For the year ended December 31, 2009, we reduced by $40.8 million our accumulated other comprehensive loss related to our investment in Boise Inc. (which was accumulated monthly from recording our proportionate share of Boise Inc.’s other comprehensive income or loss). In addition, we decreased “Investment in equity affiliate” $2.2 million to reduce the aggregate carrying value of our investment recorded on our Consolidated Balance Sheet to its fair value on March 31, 2009, of $0.61 per share.

On December 31, 2009, we evaluated whether our investment in Boise Inc. was other than temporarily impaired and concluded that it was not. The fair value of our investment of $5.31 per share exceeded the carrying value of $3.22 per share on that date. We will continue to monitor the value of Boise Inc.’s stock and our carrying value. Should market conditions and/or Boise Inc.’s financial performance deteriorate, it is possible that we will be required to record a noncash impairment charge. As additional information becomes known, we may change our estimates.

5.             Transactions With Related Parties

Sales

During the years ended December 31, 2009 and 2008, we sold $21.5 million and $45.3 million of fiber to Boise Inc. We also sell fiber to Louisiana Timber Procurement Company, L.L.C. (LTP), an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc., at prices designed to approximate market. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade, L.L.C. Boise Inc. is the primary beneficiary of LTP, as it absorbs more of its indirect operating expenses and is most closely associated with LTP. Accordingly, Boise Inc. consolidates LTP’s results in its financial statements. During the years ended December 31, 2009 and 2008, we sold $16.4 million and $10.8 million of fiber to LTP. The sales to Boise Inc. and LTP are chip and pulpwood sales from our Wood Products segment and are included in “Sales, Related parties” in the Consolidated Statements of Loss.

Prior to the Sale, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the years ended December 31, 2008 and 2007, sales to OfficeMax were $90.1 million and $615.7 million. These sales are included in “Sales, Related parties” in the Consolidated Statements of Income (Loss).

Costs and Expenses

During the years ended December 31, 2009 and 2008, we purchased $25.5 million and $64.9 million of fiber from LTP. During the years ended December 31, 2009 and 2008, we purchased $2.3 million and $3.4 million of transportation services from Boise Inc. We purchased the fiber and transportation services at prices that approximated market prices. These costs are recorded in “Materials, labor, and other operating expenses from related parties” in our Consolidated Statements of Income (Loss).

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement was for three years with expiration scheduled on February 22, 2011. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. Because neither party gave notice of termination to the other party in February 2010, the term of the agreement has been extended to February 22, 2012. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee. The remaining absorption fee of $1.0 million, effective February 2010, is allocated among the services provided under the contract and declines to zero in total and on an allocable basis through February 22, 2011. During the years ended December 31, 2009 and 2008, we recognized expenses related to the Outsourcing Services Agreement in our Consolidated Statements of Income (Loss) as follows:

	Year Ended December 31
	2009	2008
	(thousands)
Materials, labor, and other operating expenses from related parties	$2,099	$1,693
Selling and distribution expenses	2,670	2,256
General and administrative expenses from related party	10,169	8,143
	$14,938	$12,092

Note Receivable

In connection with the Sale, we received a 15.75% $41.0 million paid-in-kind promissory note receivable from Boise Inc. After the Sale, the note receivable increased $17.3 million for working capital adjustments. During 2008, we recorded approximately $2.8 million of interest income in our Consolidated Statement of Loss. In 2008, we sold the note receivable for $52.7 million after selling expenses and recorded an $8.4 million loss on the sale in “Other (income) expense, net” in our Consolidated Statement of Loss. As permitted by the indenture governing our 7.125% senior subordinated notes due 2014, we used the net proceeds from the sale of the note receivable to make capital expenditures and repay senior indebtedness.

Tax Distributions

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of BC Holdings and affiliates to pay income taxes. During the years ended December 31, 2009 and 2008, we made $10.7 million and $128.1 million of cash tax distributions, which in both years primarily related to the net taxable gain on the Sale. During the years ended December 31, 2009, 2008, and 2007, we paid Forest Products Holdings, L.L.C. (FPH) $8.1 million, $105.1 million, and zero. For the years ended December 31, 2009 and 2008, FPH in turn paid $5.2 million and $94.3 million to Madison Dearborn Partners (MDP), our equity sponsor; $2.9 million and $10.4 million to management investors; and in 2008, $0.4 million to nonmanagement affiliates. During the years ended December 31, 2009, 2008, and 2007, we also paid $2.6 million, $23.0 million, and $2.8 million to OfficeMax to fund their tax obligations related to their investments in us.

6.             Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Year Ended December 31
	2009	2008	2007
	(thousands)
Facility closures and curtailments (a)	$3,184	$9,927	$—
Changes in pension plans (See Note 12)	(747)	—	—
Loss on sale of note receivable from related party (See Note 5)	—	8,357	—
Sales of assets, net (b)	151	(7,906)	(2,257)
Changes in retiree healthcare programs (See Note 12)	—	—	(4,367)
Other, net	(1,746)	256	931
	$842	$10,634	$(5,693)

(a)                                  In 2009, we closed the lumber manufacturing facility in La Grande, Oregon, and recorded $3.1 million of expense in “Other (income) expense, net,” $5.2 million of accelerated depreciation in “Depreciation, amortization, and depletion,” and $0.6 million of expenses in “Materials, labor, and other operating expenses” in our Consolidated Statement of Loss.

In 2008, we recorded $9.3 million of expense related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon, in “Other (income) expense, net” and $2.0 million of expense for the write-down of log inventories in “Materials, labor, and other operating expenses” in our Consolidated Statement of Loss.

(b)                                 In 2008, we sold our indirect wholly owned subsidiary in Brazil, Boise Cascade do Brasil LTDA., to Aracruz Celulose, S.A., for $45.5 million after selling expenses, and we recorded a $5.7 million net gain on the sale.

7.             Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $13.1 million, $15.3 million, and $25.9 million for the years ended December 31, 2009, 2008, and 2007. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $10.9 million in 2010, $10.0 million in 2011, $9.1 million in 2012, $7.9 million in 2013, and $6.8 million in 2014, with total payments thereafter of $31.8 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

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

8.             Income Taxes

Tax Distributions

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes with respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of BC Holdings and affiliates to pay these taxes. For the years ended December 31, 2009, 2008, and 2007, we made $10.7 million, $128.1 million, and $2.8 million of cash distributions, respectively, to permit our equity holders to pay these taxes. Relative to 2009 and 2007, the larger 2008 distributions related to the net taxable gain on the Sale. Both our senior credit facilities and the indenture governing our notes permit these distributions.

Income Tax (Provision) Benefit

Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the year ended December 31, 2009, income tax expense was $0.7 million, compared with $0.5 million in 2008 and $8.0 million in 2007. Relative to 2007, the decrease in income tax expense is primarily related to no income tax expense related to cash flow hedges in 2008 and 2009. During the years ended December 31, 2009, 2008, and 2007, our effective tax rates for our separate subsidiaries that are taxed as corporations were 30.6%, 43.9%, and 40.3%. The decrease in our 2009 effective tax rate is primarily due to the effects of the separate subsidiaries of the Paper and Packaging & Newsprint businesses on the effective tax rates in 2008 and 2007. At December 31, 2009 and 2008, we had zero and $0.2 million of deferred tax assets related to our taxable subsidiaries recorded on our Consolidated Balance Sheets.

At December 31, 2009 and 2008, our tax basis was $140.7 million and $384.5 million higher than the reported amount of net assets recorded on our Consolidated Balance Sheets. The difference related primarily to changes in pension obligations and the fact that we were not able to write down the value of our investment in Boise Inc. for tax purposes in 2009 and 2008.

Boise Building Solutions Manufacturing Holdings Corp., a wholly owned, fully consolidated operating entity, has an investment in foreign subsidiaries. At December 31, 2009 and 2008, the foreign subsidiaries had $11.4 million and $15.2 million, respectively, of deferred tax assets. The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance. In addition, Boise Building Solutions Manufacturing Holdings Corp. had $16.0 million of deferred tax assets related to the capital loss carryforward from the sale of our subsidiaries in Brazil and the United Kingdom. The capital loss carryforward was fully offset by a valuation allowance, because it is more likely than not that we will not be able to utilize the capital loss carryforward before it expires in 2013.

In 2009, 2008, and 2007, we paid $0.4 million, $0.8 million, and $3.3 million of income taxes, net of other refunds received.

Income Tax Uncertainties

BC Holdings, or one of our subsidiaries, files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, California, Idaho, Oregon, Texas, and Washington. We are subject to tax examinations from October 29, 2004 (our inception) to present. In 2008, the United States Internal Revenue Service completed an audit of BC Holdings’ 2005 and 2006 tax years and issued a final audit report with a proposed adjustment. We have responded with a request to appeal the adjustment. If we do not prevail in appeals, any incremental tax owed from the adjustment would be payable by our equity holders in accordance with their respective ownership percentages. We do not expect any cash distributions to members of BC Holdings and affiliates resulting from the adjustment, if any, to be significant. Additionally, in third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006, which remains pending.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. For the year ended December 31, 2009, we increased the amount of our unrecognized tax benefit by $5.8 million as a result of uncertainty surrounding the audit of the 2005 Canadian tax return of our operating subsidiary in Canada. We charged the $5.8 million of unrecognized tax liabilities to income tax expense, with an offsetting adjustment to the valuation allowances on deferred tax assets related to Boise AllJoist’s net operating losses. As a result, the net impact on the 2009 Consolidated Statement of Loss was zero, and because of sufficient net operating loss carryforwards from prior years, we do not expect to pay any cash taxes related to the uncertainty.

A reconciliation of the unrecognized tax benefits is as follows:

	December 31
	2009	2008
	(thousands)
Unrecognized tax benefits, beginning of year	$—	$235
Gross increases related to prior-period tax positions	5,792	—
Unrecognized tax benefits transferred in Sale	—	(235)
Unrecognized tax benefits, end of year	$5,792	$—

While it is likely that the amount of the unrecognized tax benefit will change in the next 12 months as the Canadian Revenue Agency completes its audit, we do not expect the change, if any, to be material.

For the years ended December 31, 2009, 2008, and 2007, we recognized an insignificant amount of interest and penalties related to taxes.

9.                                      Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. At both December 31, 2009 and 2008, we had $12.2 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $6.6 million was recorded in our Wood Products segment.

We test goodwill and intangible assets with indefinite lives for impairment when events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we test for impairment annually in the fourth quarter of each year using a discounted cash flow approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information. We completed our annual assessment in fourth quarter 2009 and determined there was no impairment. In conducting our impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting our estimated cost of funds. The impairment analysis requires significant judgments and estimates to be made by management, including estimates of future cash flows that will result from our estimates of future demand, pricing, and production costs, assuming certain levels of capital expenditures. As these factors change in future periods, we will update our impairment analyses to reflect our latest estimates and projections. Should the markets for building products deteriorate further, should we make strategic decisions in response to continued difficult economic and competitive conditions, should we decide to invest capital differently, and should other cash flow assumptions change, it is reasonably possible that our determination that goodwill is not impaired could change in the near term. As additional information becomes known, we may change our estimates.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Corporate and Other	Total
	(thousands)
Balance at December 31, 2009 and 2008	$5,593	$6,577	$—	$12,170

At December 31, 2009 and 2008, intangible assets represent the values assigned to trade names and trademarks, customer relationships, and a noncompete agreement. The trade names and trademarks have indefinite lives and are not amortized. Customer relationships are amortized over five years, and the noncompete agreement is amortized over two years.

Intangible assets consisted of the following:

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(2,100)	—
Noncompete agreement	25	(6)	19
	$11,025	$(2,106)	$8,919

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(1,752)	348
	$11,000	$(1,752)	$9,248

Intangible asset amortization expense was $0.4 million in both 2009 and 2008 and $3.9 million in 2007. Amortization expense is not expected to be significant after 2009.

10.          Debt

At December 31, 2009 and 2008, our long-term debt was as follows:

	December 31
	2009	2008
	(thousands)
Asset-based revolving credit facility, due 2013	$75,000	$75,000
7.125% senior subordinated notes, due 2014	228,146	240,000
Total long-term debt	$303,146	$315,000

Asset-Based Revolving Credit Facility

On February 22, 2008, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., acting as borrowers, entered into a five-year $350 million senior secured asset-based revolving credit facility with Bank of America (Revolving Credit Facility). As part of the syndication process, the Revolving Credit Facility was amended in April 2008 to revise the pricing and incorporate additional covenants. In May 2009, we repaid, and subsequently reborrowed, $60.0 million of outstanding borrowings under the Revolving Credit Facility, and we amended the Revolving Credit Facility to permanently reduce the lending commitments by $60 million, bringing the total commitments to $290 million. At both December 31, 2009 and 2008, we had $75.0 million of borrowings outstanding under the Revolving Credit Facility.

Interest rates under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the years ended December 31, 2009 and 2008, the average interest rates for our borrowings under the Revolving Credit Facility were 2.9% and 5.0%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit.

The borrowings under the Revolving Credit Facility ranged from a low of $15.0 million to a high of $75.0 million during the year ended December 31, 2009. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the year ended December 31, 2009, was $74.0 million. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment.

Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed-charge coverage ratio is below 1:1, as it was on December 31, 2009, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. At December 31, 2009, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $299.6 million.

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That covenant was not applicable on December 31, 2009. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At December 31, 2009 and 2008, we had $16.5 million and $14.2 million of letters of credit outstanding, respectively. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. Net proceeds from the notes were used to fund a portion of the Forest Products Acquisition. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture. If we sell specific assets or experience specific kinds of changes in control, we must offer to purchase the notes. In connection with the Sale, we repurchased $160.0 million of the notes at par in April 2008. In 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in “Gain on repurchase of long-term debt” in our Consolidated Statement of Loss.

We are obligated to use the net proceeds (as defined in the Indenture) from the sale of Boise Inc. shares (see Note 4, Investment in Equity Affiliate) within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. At December 31, 2009, and February 28, 2010, approximately $78 million and $137 million of cash was governed by the Indenture.

Other

At December 31, 2009 and 2008, we had $5.7 million and $7.9 million of costs recorded in “Deferred financing costs” on our Consolidated Balance Sheets. In connection with repurchasing $11.9 million of senior subordinated notes, we expensed approximately $0.2 million of deferred financing costs in 2009. We recorded the charges in “Gain on repurchase of long-term debt” in our Consolidated Statement of Loss.

For the years ended December 31, 2009, 2008, and 2007, cash payments for interest, net of interest capitalized, were $20.0 million, $36.0 million, and $96.1 million, respectively.

At December 31, 2009, the book value of fixed-rate debt was $228.1 million, and the fair value was estimated to be $205.6 million. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for similar obligations with like maturities.

11.          Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, credit risk, and foreign currency exchange rates. We do not use derivative instruments for speculative purposes. If any derivative instruments are purchased to minimize risk, they may not qualify for hedge accounting.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents and bank credit facility. In 2009, we did not use any interest rate swap contracts to manage this risk.

In 2008, we significantly decreased our variable-rate debt with the proceeds from the Sale. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million. The interest rate swaps were considered economic hedges. During 2008, we recorded the fair value of the interest rate swaps, or $6.3 million of expense, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Loss.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to reduce this risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At December 31, 2009 and 2008, the receivables from a single customer accounted for approximately 14% and 18% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Foreign Currency Risk

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. At December 31, 2009, we had no foreign currency hedges.

Contingent Value Rights

As part of the Sale, Terrapin Partners Venture Partnership and Boise Cascade, L.L.C., issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc. stock. During 2009, we settled our obligation related to the CVRs using 0.8 million of Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Loss for the difference between the market price on the date we settled our obligation with shares and the carrying amount of the shares recorded on our Consolidated Balance Sheet.

In 2008, we recorded the fair value of the CVR liability and associated expense based on a simulation analysis that considered the likelihood of Boise Inc. investors receiving payment under the Contingent Value Rights Agreement. We updated the simulation model each quarter and revalued the liability based on the results. During 2008, we recognized $0.5 million of expense in “Change in fair value of contingent value rights” in our Consolidated Statement of Loss.

12.          Retirement and Benefit Plans

Our retirement plans consist of noncontributory defined benefit pension plans, including supplemental nonqualified pension plans for certain salaried employees, contributory defined contribution savings plans, a deferred compensation plan, and postretirement benefit plans.

Defined Benefit Plans

Some of our employees are covered by noncontributory defined benefit pension plans. On March 18, 2009, we amended our defined benefit pension plan for salaried employees (Salaried Plan) to freeze the Salaried Plan so that no future benefits accrue after December 31, 2009. The amendment also froze benefits in our nonqualified salaried pension plans. As such, only certain hourly employees continue to accrue benefits after December 31, 2009. When frozen, the pension benefit for salaried employees was based primarily on the employees’ years of service and highest five-year average compensation (years of service and compensation for active employees to be determined as of December 31, 2009). The benefit for hourly employees is generally based on a fixed amount per year of service.

In connection with the amendment to the Salaried Plan, we recognized a net $0.7 million noncash curtailment gain, primarily related to our nonqualified salaried pension plans. We recorded the gain in “Other (income) expense, net” in our Consolidated Statement of Loss for the year ended December 31, 2009. Because the Salaried Plan has unrecognized losses, the curtailment gain associated with the amendment to the Salaried Plan was applied to partially offset the losses in the plan, resulting in no immediate gain recognition related to the Salaried Plan freeze.

Defined Contribution Plans

We also sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide matching contributions to the savings plans. However, to manage labor costs in the uncertain economic environment in which we are operating, effective April 1, 2009, we suspended the $0.70 match component of our savings plan for salaried employees. Expenses related to company matching contributions to our defined contribution savings plans for the years ended December 31, 2009, 2008, and 2007, were $3.5 million, $9.0 million, and $16.4 million.

We announced a redesign of the company match provisions to the savings plan for salaried employees effective March 1, 2010. Under the redesign, we will contribute 4% of an employee’s eligible wages (base salary and short-term incentive compensation). In addition, for the years that certain performance targets are met, we will contribute an additional amount that will range from zero to 4% of the employee’s eligible wages, depending on the employee’s years of service.

Deferred Compensation Plan

We sponsor a deferred compensation plan through which our key managers and nonaffiliated directors are able to irrevocably elect to defer a portion of their base salary and bonus or director’s fees until termination of employment or beyond. In late 2008, however, Congress passed tax legislation that required participants in our deferred compensation plan to recognize income (and therefore be taxed) on their deferrals of income earned in 2009 and beyond and earnings thereon. We amended the plan to require distribution before year-end 2009 of all deferrals to, and earnings of, the plan which were taxable under the new legislation. As a result, we distributed $1.1 million of deferrals and related earnings to participants in 2009. For the years ended December 31, 2008 and 2007, participant deferrals were $2.3 million and $2.9 million, respectively. Deferrals, company match, and interest on contributions made to the plan on or before December 31, 2008, were not affected by the changes. As long as contributions to the plan are taxable under the new legislation, there will be no future contributions to the deferred compensation plan, but participant account balances remaining after the distributions will continue to accrue earnings in accordance with the terms of the plan.

The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. For both the years ended December 31, 2009 and 2008, we recognized $0.9 million of interest expense related to the plan, compared with $0.6 million during the year ended December 31, 2007. At December 31, 2009 and 2008, we had $11.2 million and $12.9 million of liabilities related to the plans recorded on our Consolidated Balance Sheets.

Postretirement Benefit Plans

We also have postretirement healthcare benefit plans. Our postretirement healthcare plans are unfunded. In 2007, we communicated to our employees changes to our retiree healthcare programs. We discontinued healthcare coverage for most of our post-65 retirees. In addition, we eliminated the company subsidy for some of our pre-65 hourly retirees. This change shifted retiree medical costs to the plan participants. As a result of this change, we recorded a $4.4 million gain in our Consolidated Statements of Income for the year ended December 31, 2007. Following the Sale, our postretirement healthcare plans are not subsidized by us, so we have no related liabilities or expenses for these plans.

Certain executives participate in our Supplemental Life Plan, which provides them with an insured death benefit during their employment with us. The plan provides the officer with a target death benefit equal to two times his or her base salary while employed and a target postretirement death benefit equal to one times his or her final base salary, in each case less any amount payable under our group term life insurance policy. At both December 31, 2009 and 2008, our benefit obligations related to the Supplemental Life Plan were $0.2 million.

Obligations and Funded Status

The following table, which includes only company-sponsored plans, reconciles the beginning and ending balances of our projected benefit obligation. It also shows the fair value of plan assets and aggregate funded status of our plans. The funded status changes from year to year based on the investment return from plan assets, contributions, benefit payments, and the discount rate used to measure the liability.

	Pension Benefits
	2009	2008
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$343,952	$672,133
Service cost	9,688	12,574
Interest cost	19,923	21,914
Amendments	102	163
Actuarial loss	10,188	19,535
Special termination benefits	1,691	2,685
Closure and curtailments	(22,965)	1,582
Plan sponsorship transferred in Sale	—	(378,347)
Benefits paid	(10,244)	(8,287)
Benefit obligation at end of year	352,335	343,952

Change in plan assets
Fair value of plan assets at beginning of year	181,311	585,213
Actual return (loss) on plan assets	50,260	(92,275)
Employer contributions	28,385	20,301
Plan sponsorship transferred in Sale	—	(323,641)
Benefits paid	(10,244)	(8,287)
Fair value of plan assets at end of year	249,712	181,311
Underfunded status	$(102,623)	$(162,641)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(590)	$(590)
Noncurrent liabilities	(102,033)	(162,051)
Net liability	$(102,623)	$(162,641)

Amounts recognized in accumulated other comprehensive loss
Net loss	$35,731	$79,569
Prior service cost	1,150	1,261
Net amount recognized	$36,881	$80,830

The accumulated benefit obligation for all defined benefit pension plans was $352.3 million and $313.9 million at December 31, 2009 and 2008. All of our defined benefit pension plans have accumulated benefit obligations which exceed the fair value of plan assets.

Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows:

	Pension Benefits
	2009	2008	2007
	(thousands)
Service cost	$9,688	$12,574	$23,179
Interest cost	19,923	21,914	38,294
Expected return on plan assets	(18,553)	(21,619)	(38,386)
Amortization of actuarial (gain) loss	(388)	(308)	520
Amortization of prior service costs and other	181	319	1,190
Plan settlement/curtailment (gain) expense	1,464	4,068	(181)
Company-sponsored plans	12,315	16,948	24,616
Multiemployer pension plans	—	115	469
Net periodic benefit cost	12,315	17,063	25,085

Net periodic benefit recognized in connection with the Sale	—	(17,555)	—

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net (gain) loss	(44,226)	162,718	(38,988)
Prior service (credit) cost	70	(11,330)	7,473
Amortization of actuarial gain (loss)	388	308	(520)
Amortization of prior service cost and other	(181)	(319)	(1,190)
Total recognized in other comprehensive (income) loss	(43,949)	151,377	(33,225)

Total recognized in net periodic cost (benefit) and other comprehensive (income) loss	$(31,634)	$150,885	$(8,140)

In 2010, we estimate net periodic pension expense will be approximately $8 million. We estimate the 2010 net periodic pension expense will include $0.7 million of net loss and $0.2 million of prior service cost that will be amortized from accumulated other comprehensive loss.

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefit obligations:

	Pension Benefits
	2009	2008

Weighted average assumptions as of December 31
Discount rate	5.90%	6.10%
Rate of compensation increases	—	4.25%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits
	2009	2008	2007
Weighted average assumptions as of the last day in the presented period
Discount rate (a)	6.90%	6.40%	5.90%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increases (b)	—	4.25%	4.25%

(a)                                  We used a 6.1% discount rate to calculate 2009 pension expense. On March 18, 2009, the salaried and nonqualified benefit plans were amended so that no future benefits would accrue after December 31, 2009. In connection with the amendment, we remeasured pension expense for the amended plans for the period of March 18, 2009, through December 31, 2009 using a 6.9% discount rate. We continued to recognize expense for the plans that were not amended using the 6.1% discount rate.

(b)                                 In connection with the plan amendment on March 18, 2009, we changed the compensation increase to zero due to the fact that the salaried and nonqualified benefits were frozen December 31, 2009, and there are currently no scheduled increases in pension benefit rates for past service in the plans covering our hourly employees.

Discount Rate Assumption.  The discount rate reflects the current rate at which the pension obligations could be settled based on the measurement date of the plans — December 31. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate Aa-graded corporate bonds.

Asset Return Assumption.  We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities and fixed-income securities) in which we invest. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. The weights we assign each asset class are based on our investment strategy. The weighted average expected return on plan assets we will use in our calculation of 2010 net periodic benefit cost is 7.25%.

Rate of Compensation Increases.  Generally, this assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation. For more information, see footnote (b) to the table above.

Investment Policies and Strategies

At December 31, 2009, 61% of our pension plan assets were invested in equity securities, and 39% were invested in fixed-income securities. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses in order to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. The Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner. At December 31, 2009, our investment policy governing our relationship with Russell allocated 39% to large-capitalization U.S. equity securities, 7% to small- and mid-capitalization U.S. equity securities, 14% to international equity securities, and 40% to long-duration fixed-income securities. Our arrangement with Russell requires monthly rebalancing to the policy targets noted above.

Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risk, all of which are subject to change. In addition, our overall investment strategy and related allocations between equity and fixed-income securities may change from time to time based on market conditions, external economic factors, and the funded status of our plans. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term, and such changes could materially affect the reported amounts.

Fair Value Measurements of Plan Assets

The defined benefit plans hold an interest in the Boise Cascade, L.L.C., Master Trust (Master Trust). The assets in the Master Trust are invested in common and collective trusts that hold several mutual funds invested in U.S. equities, international equities, and fixed-income securities managed by Russell Trust Company.

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2009:

	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$98,752	$—	$98,752
Small- and mid-cap U.S. equity securities (c)	—	18,317	—	18,317
International equity securities (d)	—	34,628	—	34,628
Fixed-income securities (e)	—	97,395	—	97,395
Total investments at fair value	$—	$249,092	$—	249,092
Receivables and accrued expenses, net				620
Fair value of plan assets				$249,712

(a)                                  Represent mutual funds managed by Russell Trust Company. The funds are valued at the net asset value (NAV) provided by Russell Trust Company, the administrator of the funds. The NAV is based on the value of the assets owned by the fund, less liabilities at year-end. While the underlying assets are actively traded on an exchange, the funds are not.

(b)                                 Invested in the Russell Equity I Fund. The fund seeks higher long-term returns that exceed the Russell 1000 Index by investing in common stocks that rank among the largest 1,000 companies in the U.S. stock market.

(c)                                  Invested in the Russell Equity II Fund. The fund seeks high, long-term returns that exceed the Russell 2500 Index by investing in the smaller capitalization stocks of the U.S. stock market.

(d)                                 Invested in the Russell International Fund. The fund benchmarks against the Morgan Stanley Capital International Europe, Australasia, and Far East (MSCI EAFE) Index and seeks high, long-term returns comparable to the broad international stock market by investing in non-U.S. companies from the developed countries around the world. The fund participates primarily in the stock markets of Europe and the Pacific Rim. The strategy involves selection of stocks within various countries and industries worldwide.

(e)                                  Invested in the Russell Long Duration Fixed Income Fund. The fund seeks to achieve above-average consistency (relative to the Barclays Capital U.S. Long Government/Credit Bond Index) in performance by combining manager styles and strategies with different payoffs over various phases of an investment cycle. The fund is designed to provide maximum total return through diversified strategies including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging market bonds.

Cash Flows

For the years ended December 31, 2009, 2008, and 2007, we made cash contributions to our pension plans totaling $28.4 million, $20.4 million, and $0.7 million. We are required to contribute $2.0 million to our pension plans in 2010.

The following benefit payments are expected to be paid to plan participants. Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the company.

Pension Benefits
(thousands)
2010	$12,371
2011	14,153
2012	16,090
2013	17,913
2014	19,685
Years 2015-2019	122,094

13.          Long-Term Incentive Compensation Plans

Long-Term Incentive Cash Plan

In October 2009, our compensation committee adopted a new long-term incentive plan (LTIP) that pays awards in cash. The LTIP provides an annual award notice to participants granting them the opportunity to earn a cash award that is based on a target percentage of the participant’s base salary and the company’s achievement against corporate goals, both of which are set annually. Under the LTIP, the award, if any, will be paid in three equal installments due no later than March 15 of the three years following the year the award was granted with continued employment as a precondition for receipt of each award installment. We will recognize compensation expense based on the probability of the performance goals being met over the vesting period.

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

Repurchase and Amendment

In 2008, FPH entered into a Repurchase Agreement and Amendment No. 1 to our Management Equity Agreement (the 2008 Amendment Agreements) with each management investor. Under the redemption provisions of the 2008 Amendment Agreements, FPH repurchased 48.5% of each management investor’s Series B equity units for an amount equal to such manager’s original investment in FPH, totaling $9.7 million of cash. The repurchase was at the election of the individual participant and was offered for a short period of time. Accordingly, we accounted for the repurchase as a “short-term inducement” under FASB ASC 718, Compensation — Stock Compensation. During 2008, we recognized $0.4 million of compensation expense for the amount that the repurchase exceeded the fair value of the awards.

The 2008 Amendment Agreements amended the vesting provisions of the Series C equity units as described under “Vesting” below. The amendments had no impact on the vesting provisions governing the Series B equity units. We measured the value of the award before and after the modification, and as a result, we will recognize an incremental $2.0 million of compensation expense related to the modification. Of the $2.0 million of incremental compensation expense, we recognized approximately $0.7 million and $0.6 million in 2009 and 2008, and we will recognize the remaining $0.7 million prospectively over the remaining vesting period.

Vesting

Under the original Equity Plan, the FPH Series B equity units and 50% of the Series C equity units issued in 2004 and 2006 (service-condition vesting equity units) were to vest on a pro rata basis between December 31, 2004, and December 31, 2009, for the 2004 Series C equity units and between April 3, 2006, and December 31, 2009, for the 2006 Series C equity units. The other 50% of the Series C equity units issued in 2004 and 2006 (market-condition vesting units) were to vest at the end of 2009 if specific criteria tied to internal rates of return were met. Accelerated vesting, in whole or in part, was provided for in specific circumstances.

The 2008 Amendment Agreements, revised the Equity Plan such that:  (i) 62.9% of the market-condition Series C equity units issued in 2004 and 2006 were converted to service-condition vesting units and vest on a daily basis from February 22, 2008, through December 31, 2010; (ii) 37.1% of the market-condition Series C equity units issued in 2004 and 2006 remain subject to the Equity Plan’s internal rate-of-return formula, but the vesting period was extended one year to December 2010; and (iii) the vesting period for the service-condition vesting Series C equity units issued in 2004 and 2006 that were not vested as of February 22, 2008, was reset to provide ratable daily vesting from February 22, 2008, through December 31, 2010.

The 9.0 million Series C equity units issued in February 2009, all of which were service-condition vesting units, vest on a daily pro rata basis through December 1, 2010. In August 2009, 2.9 million of these units were forfeited.

Upon either the sale of the company, as defined in the Equity Plan, or an initial public offering, vesting is fully accelerated for all management investors (subject to satisfaction of applicable market-based vesting conditions for units subject to market conditions).

For management investors whose employment terminated as the result of the sale of a division, such management investors’ Series B equity units vested on a daily pro rata basis through the date of termination calculated on the basis of an aggregate vesting period running from December 31, 2004, through December 31, 2009, and their service-condition vesting Series C equity units that were not vested on February 22, 2008, vest on a daily pro rata basis calculated through the date of termination on the basis of an aggregate vesting period running from February 22, 2008, through December 31, 2010. In addition, in such circumstance, their market-condition vesting Series C equity units vest on the same basis as their service-condition vesting Series C units without regard to any calculation of an applicable market return.

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

Compensation Expense

We did not recognize compensation expense on the date of grant for the Series B equity units, because the fair value of the units issued by FPH was equal to or less than the amount each employee was required to pay. The Series C equity units are accounted for as restricted stock. We recognize compensation expense for the Series C equity units based on the fair value on the date of the grant and/or the award modification date. Compensation expense is recognized ratably over the vesting period for the Series C equity units that vest over time and ratably over the award period for the units that vest based on internal rates of return. During the years ended December 31, 2009, 2008, and 2007, we recognized $2.7 million, $6.6 million, and $3.1 million of compensation expense. In 2009 and 2007, most of the compensation costs were recorded in “General and administrative expenses.” Of the $6.6 million of compensation expense recognized in 2008, we recorded $5.1 million in “Gain on sale of Paper and Packaging & Newsprint Assets,” and most of the other costs were recorded in “General and administrative expenses” in our Consolidated Statement of Loss.

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

We perform different valuation calculations for equity grants that have a service condition and equity grants that have a market condition. Series C equity units that vest over time are service-condition awards. The fair value of these awards is measured assuming that all conditions have been met or as if they were fully vested on the grant date. Compensation expense is recognized over the vesting period and adjusted if the service condition is not met.

The Series C equity units that vest based on internal rates of return are market-condition grants. The valuation of market-condition awards considers the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the internal rate of return represents a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense is required to be recognized under FASB ASC 718 for an award regardless of when, if ever, the market condition is satisfied.

Redemption Provisions

The FPH Series B and Series C equity units held by management investors are redeemable at FPH’s option upon termination of the management investor’s employment (or membership on the company’s board of directors) and at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. The 7.125% senior subordinated notes and our Revolving Credit Facility contain a restricted payments covenant with a specific exception for equity unit redemptions up to $5 million in any year, subject to a two-year carryforward and carryback provision that provides an aggregate limit in any one year of $15 million. Additional exceptions to the covenant may also be utilized to permit equity unit redemptions. Redemptions made pursuant to the Sale and the 2008 Amendment Agreements (described above) were permitted by such provisions.

Except in the event of death or disability, we believe that the redemption of these units is within our control due to the interlocking boards of FPH and BC Holdings and because FPH was organized solely for the purpose of establishing BC Holdings to complete the Forest Products Acquisition. Repurchases under the Equity Plan have been funded by mirror-image redemptions of Series B and C equity units held by FPH in its subsidiaries. The redemption of the FPH Series B and Series C equity units and the expected parallel redemptions of our Series B and Series C equity units are a contingent event outside the employee’s control. However, because FPH units are subject to mandatory redemption in an event that is outside our control (death or disability), we are required to classify these units outside of permanent equity on our Consolidated Balance Sheets at fair value as of the grant date and/or award modification date. Accordingly, at December 31, 2009 and 2008, we had $8.0 million and $6.0 million recorded in “Redeemable equity units” on our Consolidated Balance Sheet.

In the event that a management investor’s employment with us is terminated or his service as a director terminates, as the case may be, FPH holds an option, pursuant to the Equity Plan, to reacquire its equity units held by departing management investors at prices provided for in such agreements. During 2009, 2008, and 2007, FPH voluntarily redeemed some of the Series B and Series C equity units of departing management investors. Except for redemptions arising from the sale of a division or the death or disability of a management investor, we do not currently expect to redeem immature equity units (a unit for which the investor has not been subject to the risks and rewards of ownership for at least six months after vesting occurs).

FPH’s equity unit redemptions were funded by redemption by its subsidiaries of an identical number of redeemable Series B equity units or redeemable Series C equity units. FPH subsidiaries redeemed 11 thousand, 11.6 million, and 0.5 million redeemable Series B equity units during 2009, 2008, and 2007. In 2009, 2008, and 2007, FPH redeemed 11 thousand, 10.3 million, and 0.1 million redeemable Series C equity units. The total cash paid by FPH subsidiaries during 2009, 2008, and 2007 for parallel redemptions of redeemable Series B and Series C units was $18 thousand, $28.6 million, and $1.0 million.

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

Activity of Redeemable Equity Units

The following summarizes the activity of our redeemable equity units, based on the fair value of the equity units as of the grant date or the date the awards were modified per the 2008 Amendment Agreements.

	Series B Equity Units		Series C Equity Units		Total Redeemable
	Units	Amount	Units	Amount	Equity
	(thousands)
Balance at December 31, 2007	16,622	$16,992	39,069	$9,489	$26,481

Management equity units expense	—	—	—	634	634
Fair market value adjustment of redeemable equity units	—	9,415	—	4,984	14,399
Allocation of redeemable equity units to Capital	(2,058)	(2,058)	(11,182)	(4,865)	(6,923)
Repurchase of management equity units	(11,644)	(21,429)	(10,293)	(7,205)	(28,634)
Forfeitures	—	—	(6,577)	—	—
Balance at December 31, 2008	2,920	2,920	11,017	3,037	5,957

Granted	—	—	8,973	—	—
Management equity units expense	—	—	—	2,366	2,366
Allocation of redeemable equity units to Capital	(144)	(144)	(769)	(196)	(340)
Forfeitures	—	—	(2,940)	—	—
Repurchase of management equity units and other	(11)	(11)	(11)	(5)	(16)
Balance at December 31, 2009	2,765	$2,765	16,270	$5,202	$7,967

The following summarizes the activity of our outstanding service- and market-condition equity units awarded under the Equity Plan as of December 31, 2009, 2008, and 2007, and changes during the years ended December 31, 2009 and 2008:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units		Series C Redeemable Equity Units
Outstanding Units	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)
Outstanding at December 31, 2007 (a)	16,622	$1.02	19,547	$0.39	19,522	$0.21

Granted	—	—	—	—	—	—
Repurchased (b)	(11,644)	1.03	(5,216)	0.34	(5,077)	0.13
Forfeited (c)	—	—	(3,365)	0.33	(3,212)	0.13
Market-condition awards converted to service-condition awards (d)	—	—	3,354	0.74	(3,354)	0.14
Allocation of redeemable equity units to Capital (e)	(2,058)	1.00	(5,591)	0.46	(5,591)	0.41
Outstanding at December 31, 2008 (a)	2,920	1.00	8,729	0.53	2,288	0.14

Granted (f)	—	—	8,973	0.34	—	—
Repurchased	(11)	1.00	(11)	0.46	—	—
Forfeited (f)	—	—	(2,926)	0.34	(14)	0.15
Allocation of redeemable equity units to Capital (e)	(144)	1.00	(513)	0.24	(256)	0.18
Outstanding at December 31, 2009 (a)	2,765	$1.00	14,252	$0.46	2,018	$0.14

(a)                                  Outstanding units include both vested and nonvested units, as units outstanding are reduced only through repurchase of units by us or through forfeiture of units by employees.

(b)                                 In 2008, FPH repurchased 6.6 million Series B and 10.2 million Series C equity units from management investors that terminated employment with us in connection with the Sale. In addition, under the provisions of the 2008 Amendment Agreements, FPH repurchased 4.7 million Series B equity units.

(c)                                  In 2008, management investors forfeited 5.9 million Series C units when they terminated employment with us in connection with the Sale.

(d)                                 Under the provisions of the 2008 Amendment Agreements, 62.9%, or 3.4 million of the market-condition Series C equity units were converted to service-condition vesting units. The table includes the increase in fair value of the equity units after the plan modification.

(e)                                  In 2009 and 2008, we reclassified certain redeemable equity units into “Capital” on our Consolidated Balance Sheet. The reclassifications resulted from employee retirements or terminations causing the equity units to no longer be subject to mandatory redemption in an event that is outside of our control.

(f)                                    In 2009, FPH granted 9.0 million Series C equity units, of which 2.9 million units were forfeited in 2009.

The following summarizes the activity of our nonvested service- and market-condition equity units awarded under the Equity Plan as of December 31, 2009, 2008, and 2007, and changes during the years ended December 31, 2009 and 2008:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units		Series C Redeemable Equity Units
Nonvested Units	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)
Nonvested at December 31, 2007	4,978	$1.03	5,373	$0.37	13,475	$0.13

Granted	—	—	—	—	—	—
Repurchased	(2,539)	1.05	—	—	—	—
Vested	(1,319)	1.01	(1,906)	0.57	(5,077)	0.13
Forfeited (a)	—	—	(3,365)	0.35	(3,212)	0.13
Market-condition awards converted to service-condition awards (b)	—	—	3,354	0.74	(3,354)	0.14
Nonvested at December 31, 2008	1,120	1.00	3,456	0.63	1,832	0.14

Granted (c)	—	—	8,973	0.34	—	—
Repurchased	—	—	—	—	—	—
Vested	(1,120)	1.00	(4,888)	0.44	—	—
Forfeited (c)	—	—	(2,926)	0.34	(14)	0.15
Nonvested at December 31, 2009 (d)	—	$—	4,615	$0.45	1,818	$0.14

(a)                                  In 2008, management investors forfeited 5.9 million Series C equity units when they terminated employment with us in connection with the Sale.

(b)                                 Under the provisions of the 2008 Amendment Agreements, 62.9%, or 3.4 million of the market-condition Series C equity units were converted to service-condition vesting units. The table includes the increase in fair value of the equity units after the plan modification.

(c)                                  In 2009, FPH granted 9.0 million Series C equity units, of which 2.9 million units were forfeited in 2009.

(d)           The weighted average remaining vesting period is approximately 1.0 year.

At December 31, 2009, we had approximately $1.7 million of total unrecognized compensation cost related to the nonvested Series C redeemable equity units granted under the Equity Plan. The cost will be recognized in 2010. In 2009, we recognized $2.7 million of compensation expense, $2.3 million related to service-condition awards vested through 2009 and $0.1 million related to the market-condition awards that generally vest on December 31, 2010. In addition, we recognized approximately $0.3 million of compensation expense related to nonrefundable tax distributions paid to management investors in connection with their investments in us that we estimate will not vest.

14.          Capital

Excluding the Series B and Series C redeemable equity units included in “Redeemable equity units” on our Consolidated Balance Sheets at December 31, 2009 and 2008, BC Holdings was capitalized with $422.3 million and $350.4 million of equity capital allocated among three series of equity units as follows:

	Units Outstanding		Amount
Equity Units	2009	2008	2009	2008
	(thousands)
Series A
OfficeMax	66,000	66,000	$88,908	$81,967

Series B
FPH (a)	423,559	423,415	265,118	213,444
OfficeMax	109,000	109,000	68,226	54,947

Series C
FPH (a)	11,952	11,183	—	—
			$422,252	$350,358

(a)                    In 2009 and 2008, we reclassified certain redeemable equity units into “Capital” on our Consolidated Balance Sheet. The reclassifications resulted from employee retirements or terminations causing the equity units to no longer be subject to mandatory redemption in an event that is outside of our control. All other Series C equity units issued and outstanding are disclosed under Redeemable Equity Units on our Consolidated Balance Sheet. For more information, see Note 13, Long-Term Incentive Compensation Plans.

Description of Equity Units

Series A Equity Units.  The Series A equity units have no voting rights. They accrue dividends daily at a rate of 8% per annum, compounded semiannually, on the holder’s capital contributions and accumulated dividends (net of any distributions previously received by such holder). Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2009 and 2008, $25.9 million and $19.2 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Series A equity units participate in distributions as described below. Other than through accrual and receipt of dividends, the Series A equity units do not participate in the earnings of the company.

Series B Equity Units.  The Series B equity units entitle each holder to one vote on matters to be voted on by the members of BC Holdings. The Series B equity units participate in distributions as described in “Equity Distributions” below.

Series C Equity Units.  The Series C equity units have no voting rights. Series C equity units were issued to FPH in 2004 (the 2004 Series C units), 2006 (the 2006 Series C units), and 2009 (the 2009 Series C units) without capital contributions. When the relevant threshold for distributions to Series C units has been met, they participate as outlined below. At both December 31, 2009 and 2008, we had zero accrued Series C profit interests recorded on our Consolidated Balance Sheets.

Equity Distributions

Equity distributions among the three series of equity units are made as follows under the provisions of the Securityholders Agreement and Operating Agreement:

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

Tax Distributions

The BC Holdings Operating Agreement provides for tax distributions to be made annually (or quarterly at the discretion of the board of directors) to the holders of its equity units of all classes in an amount equal to the estimated combined federal and state income taxes incurred by such holders on their allocable share of the taxable income of BC Holdings for such period (see Note 8, Income Taxes). Tax distributions are considered in determining the allocation of other distributions.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the following:

	Cash	Equity in Other Comprehensive Loss of	Unfunded Accumulated Benefit Obligation		Accumulated Other
	Flow Hedges	Equity Affiliate	Actuarial Gain	Prior Service Cost	Comprehensive Income (Loss)
	(thousands)
Balance at December 31, 2007, net of taxes	$133	$—	$83,878	$(12,910)	$71,101

Current-period changes, before taxes	80	(41,984)	(163,101)	11,330	(193,675)
Reclassifications to earnings, before taxes	(259)	—	(320)	319	(260)
Income taxes	46	—	—	—	46
Balance at December 31, 2008, net of taxes	—	(41,984)	(79,543)	(1,261)	(122,788)

Current-period changes, before taxes	—	46,025	44,169	(70)	90,124
Reclassifications to earnings, before taxes	—	—	(378)	181	(197)
Income taxes	—	—	—	—	—
Balance at December 31, 2009, net of taxes	$—	$4,041	$(35,752)	$(1,150)	$(32,861)

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

15.                               Segment Information

We operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. Prior to the Sale, we operated our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments. The equity interest we owned in Boise Inc. after the Sale represented a significant continuing involvement, and the sold assets are not classified as discontinued operations. As a result, the Paper and Packaging & Newsprint segment results are included in the Consolidated Statements of Income (Loss) for the period of January 1, 2008 through February 22, 2008, and the year ended December 31, 2007.

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

Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in residential, light commercial construction, and repair-and-remodeling markets. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our Building Materials Distribution segment. During 2009, approximately 47% of the wood products we manufactured, including approximately 67% of our EWP, was sold to our Building Materials Distribution segment.

Our Corporate and Other segment includes primarily corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Since the Sale, we have purchased many of these services from Boise Inc. under an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us at cost. See Note 5, Transactions With Related Parties, for more information. Prior to the Sale, this segment also included certain rail and truck transportation businesses and related assets. During the years ended December 31, 2008 and 2007, segment sales of $8.6 million and $58.9 million, respectively, related to our rail and truck transportation businesses.

The segments’ profits and losses are measured on operating profits before the investment in our affiliate, changes in fair value of interest rate swaps and contingent value rights, interest expense, and interest income. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment. Our investment in Boise Inc. is held by BC Holdings and is not held by any of our reportable segments.

The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

For the year ended December 31, 2009, sales to one customer accounted for $227.6 million, or approximately 12%, of total sales. Sales to this customer of $171.3 million and $56.3 million were recorded in our Building Materials Distribution and Wood Products segments, respectively. In 2008 and 2007, sales to OfficeMax were $90.1 million and $615.7 million, representing 3% and 11% of total sales. Sales to OfficeMax were primarily recorded in our Paper segment. No other single customer accounted for 10% or more of consolidated trade sales or of total sales.

Export sales to foreign unaffiliated customers were $25.8 million, $83.7 million, and $237.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, 2008, and 2007, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

Segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2009	2008	2007
	(millions)
Building Materials Distribution
Structural panels	$259.6	$340.3	$375.9
Engineered wood products	174.4	249.3	375.5
Lumber	370.9	515.7	612.1
Particleboard	17.2	23.2	20.6
Building supplies and other	787.1	980.0	1,179.5
	1,609.2	2,108.5	2,563.6

Wood Products
Plywood and veneer	174.6	249.4	263.1
Engineered wood products	61.2	90.5	169.4
Lumber	53.3	71.9	101.2
Particleboard	29.4	37.6	48.9
Other	45.6	71.1	15.0
	364.1	520.5	597.6

Paper
Uncoated free sheet	—	224.2	1,392.1
Containerboard (medium)	—	0.1	1.5
Market pulp and other	—	20.2	139.3
	—	244.5	1,532.9

Packaging & Newsprint
Containerboard (linerboard)	—	16.5	104.3
Newsprint	—	29.8	217.1
Corrugated containers and sheets	—	53.1	364.5
Other	—	2.8	19.2
	—	102.2	705.1

Corporate and Other		1.8	14.3
	$1,973.3	$2,977.5	$5,413.5

An analysis of our operations by segment is as follows:

	Sales				Income (Loss)	Depreciation, Amortization,		Capital
	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (m)	Expenditures (e)	Assets
	(millions)
Year Ended December 31, 2009
Building Materials Distribution	$1,609.2	$—	$0.6	$1,609.8	$8.0	$7.6	$15.5	$5.4	$321.2
Wood Products (a)	326.2	37.9	186.7	550.8	(77.3)	33.0	(44.3)	16.0	328.3
Corporate and Other	—	—	—	—	(13.1)	0.3	(12.8)	—	1,184.5
	1,935.4	37.9	187.3	2,160.6	(82.4)	40.9	(41.6)	21.4	1,834.0
Intersegment eliminations	—	—	(187.3)	(187.3)	—	—	—	—	(833.1)
Equity in net income of affiliate (See Note 4)	—	—	—	—	79.7	—	79.7	—	—
Gain on sale of shares of equity affiliate (b)	—	—	—	—	42.8	—	42.8	—	—
Impairment of investment in equity affiliate (c)	—	—	—	—	(43.0)	—	(43.0)	—	—
Change in fair value of contingent value rights	—	—	—	—	0.2	—	0.2	—	—
Gain on repurchase of long-term debt (d)	—	—	—	—	6.0	—	6.0	—	—
Interest expense	—	—	—	—	(22.5)	—	—	—	—
Interest income	—	—	—	—	0.9	—	—	—	—
	$1,935.4	$37.9	$—	$1,973.3	$(18.4)	$40.9	$44.1	$21.4	$1,000.9

	Sales				Income (Loss)	Depreciation, Amortization,
	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (m)	Capital Expenditures	Assets
					(millions)
Year Ended December 31, 2008
Building Materials Distribution	$2,108.5	$—	$0.9	$2,109.4	$19.5	$7.7	$27.2	$5.1	$316.2
Wood Products (f)	464.4	56.1	275.4	795.9	(55.1)	27.7	(27.4)	34.6	381.2
Paper (g)	154.4	90.1	9.0	253.5	20.7	0.3	21.1	5.0	—
Packaging & Newsprint (g)	102.2	—	11.3	113.5	5.7	0.1	5.7	5.2	—
Corporate and Other (h)	1.8	—	6.8	8.6	(25.5)	0.5	(25.0)	2.0	1,146.0
	2,831.3	146.2	303.4	3,280.9	(34.7)	36.3	1.6	51.9	1,843.4
Intersegment eliminations	—	—	(303.4)	(303.4)	—	—	—	—	(843.0)
Equity in net loss of affiliate	—	—	—	—	(11.3)	—	(11.3)	—	—
Impairment of investment in equity affiliate (c)	—	—	—	—	(208.1)	—	(208.1)	—	—
Change in fair value of contingent value rights	—	—	—	—	(0.5)	—	(0.5)	—	—
Change in fair value of interest rate swaps	—	—	—	—	(6.3)	—	—	—	—
Interest expense	—	—	—	—	(34.3)	—	—	—	—
Interest income	—	—	—	—	7.7	—	—	—	—
	$2,831.3	$146.2	$—	$2,977.5	$(287.5)	$36.3	$(218.3)	$51.9	$1,000.4

	Sales				Income (Loss)	Depreciation, Amortization,
	Trade	Related Parties	Inter- segment	Total	Before Taxes	and Depletion	EBITDA (m)	Capital Expenditures	Assets
	(millions)
Year Ended December 31, 2007
Building Materials Distribution	$2,563.6	$—	$0.4	$2,564.0	$51.8	$7.4	$59.2	$18.1	$374.9
Wood Products	597.6	—	412.6	1,010.2	23.6	30.0	53.7	23.5	463.5
Paper (i)	917.2	615.7	63.3	1,596.2	132.3	45.0	177.3	103.4	1,269.8
Packaging & Newsprint (i)	705.1	—	78.0	783.1	40.1	37.7	77.8	38.2	579.0
Corporate and Other (i) (j)	14.3	—	44.6	58.9	(23.1)	3.8	(19.4)	4.8	168.4
	4,797.8	615.7	598.9	6,012.4	224.7	123.9	348.6	188.0	2,855.6
Intersegment eliminations	—	—	(598.9)	(598.9)	—	—	—	—	(81.4)
Change in fair value of interest rate swaps (k)	—	—	—	—	3.7	—	—	—	—
Interest expense (l)	—	—	—	—	(96.8)	—	—	—	—
Interest income	—	—	—	—	4.1	—	—	—	—
	$4,797.8	$615.7	$—	$5,413.5	$135.7	$123.9	$348.6	$188.0	$2,774.2

(a)                                  Included $8.9 million of expense in income (loss) before taxes related to the June 2009 closure of our lumber manufacturing facility in La Grande, Oregon, of which $3.7 million was included in EBITDA and $5.2 million was accelerated depreciation recorded in “Depreciation, amortization, and depletion.”

(b)                                 Included $42.8 million gain on the sale of 18.8 million shares of Boise Inc. stock. See Note 4, Investment in Equity Affiliate, for more information.

(c)                                  In 2009 and 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. Accordingly, we recorded a $43.0 million and $208.1 million write-down in “Impairment of investment in equity affiliate” in our Consolidated Statements of Loss. See Note 4, Investment in Equity Affiliate, for more information.

(d)                                 Included a $6.0 million gain on the repurchase of $11.9 million of senior subordinated notes.

(e)                                  Capital spending for Building Materials Distribution includes $0.9 million of cash paid for the purchase of a truss assembly operation and EWP sales office in Saco and Biddeford, Maine, respectively. Capital spending for Wood Products includes $3.7 million of cash paid for the purchase of a sawmill in Pilot, Rock, Oregon.

(f)                                    Included a $5.7 million net gain related to the sale of our wholly owned subsidiary in Brazil.

Included $11.3 million of expenses related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon.

(g)                                 Included the results of the Paper and Packaging & Newsprint segments through February 21, 2008.

(h)                                 Included an $8.4 million loss on the sale of the note receivable from Boise Inc. See Note 5, Transactions With Related parties, for more information.

Included a $2.9 million gain on the Sale. See Note 3, Sale of Our Paper and Packaging & Newsprint Assets, for more information.

(i)                                     We had approximately $21.7 million, $19.1 million, and $1.0 million of lower depreciation and amortization expense in our Paper, Packaging & Newsprint, and Corporate and Other segments as a result of discontinuing depreciation and amortization on the assets recorded as held for sale.

(j)                                     Included a $4.4 million gain for changes in our retiree healthcare programs.

(k)                                  Included approximately $8.4 million of income related to the change in the fair value of interest rate swaps in connection with the repayment of some of our variable-rate debt, partially offset by $4.6 million of expense related to changes in the fair value of our interest rate swaps that we accounted for as economic hedges.

(l)                                     Included $6.3 million of expense related to the write-off of deferred financing costs in connection with the repayment of debt.

(m)                               EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties in the evaluation of companies. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. For example, we believe that the inclusion of items such as taxes, interest expense, and interest income distorts management’s ability to assess and view the core operating trends in our segments. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA:

	Year Ended December 31
	2009	2008	2007
		(millions)
Net income (loss)	$(19.1)	$(288.0)	$127.7
Change in fair value of interest rate swaps	—	6.3	(3.7)
Interest expense	22.5	34.3	96.8
Interest income	(0.9)	(7.7)	(4.1)
Income tax provision	0.7	0.5	8.0
Depreciation, amortization, and depletion	40.9	36.3	123.9
EBITDA	$44.1	$(218.3)	$348.6

16.          Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Leases, and Note 10, Debt. In addition we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2009, our total obligation for log and fiber purchases under contracts with third parties was approximately $313.8 million based on contract terms or first quarter 2010 pricing. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2009, we had approximately $7.2 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2009, or contract language, if applicable. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Guarantees

We provide guarantees, indemnifications, and assurances to others.

Our three principal operating subsidiaries (Boise Cascade, L.L.C.; Boise Building Solutions Manufacturing, L.L.C.; and Boise Building Solutions Distribution, L.L.C.) act as co-borrowers under our Revolving Credit Facility, described in Note 10, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

Boise Cascade, L.L.C., and its wholly owned subsidiary, Boise Cascade Finance Corporation, have jointly issued $400.0 million of 7.125% senior subordinated notes due in 2014. At December 31, 2009, $228.1 million of the notes were outstanding. The subordinated notes are guaranteed on a subordinated basis by each of our domestic subsidiaries, other than Boise Cascade, L.L.C., and Boise Cascade Finance Corporation. See Note 10, Debt, for more information.

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

All letters of credit and most surety bonds supporting obligations of subsidiaries sold or liabilities assumed by Boise Inc. in connection with the Sale have been replaced by new letters of credit or surety bonds issued without our credit support. The principal exception is letters of credit supporting workers’ compensation obligations assumed by Boise Inc., which as a matter of state law must remain in our name even though the underlying liabilities and exposures have been assumed by Boise Inc. Again, we are entitled to an indemnification from the purchaser for liabilities with respect to such letters of credit arising from workers’ compensation claims assumed by Boise Inc. and for our costs of maintaining Boise Inc.’s share of any such letter of credit.

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. At December 31, 2009, we are unable to estimate the maximum potential liability under these indemnifications. At December 31, 2009, we were not aware of any material liabilities arising from these indemnifications.

17.          Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

18.          Quarterly Results of Operations (unaudited)

	2009
	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)
	(millions)
Net sales	$413.4	$521.2	$579.0	$459.6
Income (loss) from operations	(48.3)	(15.7)	1.7	(21.2)
Net income (loss)	(88.2)	9.3	26.2	33.6

	2008
	First Quarter (e)	Second Quarter (f)	Third Quarter (g)	Fourth Quarter (h)
	(millions)
Net sales	$976.6	$757.2	$727.1	$516.6
Income (loss) from operations	9.7	(4.3)	1.7	(39.9)
Net loss	(24.4)	(15.4)	(207.6)	(40.5)

(a)                                  Included $7.5 million of expense related to the closure of our lumber manufacturing facility in La Grande, Oregon.

Included $3.0 million for our equity in the net income of Boise Inc.

Included a $43.0 million write-down of our investment in Boise Inc., as we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired.

Included a $6.0 million gain on the repurchase of $11.9 million of senior subordinated notes.

(b)                                 Included $1.7 million of expense related to the closure of our lumber manufacturing facility in La Grande, Oregon.

Included $30.3 million for our equity in the net income of Boise Inc.

(c)                                  Included $0.3 million of income related to the closure of our lumber manufacturing facility in La Grande, Oregon.

Included $28.2 million for our equity in the net income of Boise Inc.

Included a $1.0 million gain on the sale of 1.2 million shares of Boise Inc. stock.

(d)                                 Included $18.2 million for our equity in the net income of Boise Inc.

Included a $41.8 million gain on the sale of 17.6 million shares of Boise Inc. stock.

(e)                                  Included the results of the Paper and Packaging & Newsprint segments through February 21, 2008.

Included $8.6 million of expense for our equity in the net loss of Boise Inc.

Included a $7.5 million net gain on asset sales.

Included $6.3 million of expense related to changes in the fair value of our interest rate swaps, which were terminated in February 2008.

Included $4.8 million of expense related to the fair value of the contingent value rights (CVRs) that we and Terrapin Partners Venture Partnership granted to certain Boise Inc. investors.

(f)                                    Included a $12.4 million net loss on asset sales.

Included $8.8 million of expense for our equity in the net loss of Boise Inc.

(g)                                 Included a $208.1 million write-down of our investment in Boise Inc., as we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired.

Included a $5.2 million net gain on asset sales, partially offset by $2.8 million of expense related to closing our veneer operations in St. Helens, Oregon.

Included $2.1 million for our equity in the net income of Boise Inc.

(h)                                 Included $8.6 million of net expenses primarily related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon.

Included $3.9 million of income for our equity in the net income of Boise Inc.

19.          Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. Certain amounts in prior periods’ consolidating financial statements have been reclassified to conform to the current-period presentation. The senior subordinated notes are guaranteed on a senior subordinated basis jointly and severally by BC Holdings and each of its existing and future subsidiaries (other than:  (i) the co-issuers, Boise Cascade, L.L.C., and Boise Cascade Finance Corporation; (ii) our foreign subsidiaries; and (iii) Birch Creek Investments L.L.C., which was dissolved on March 31, 2008). Other than the consolidated financial statements and footnotes for BC Holdings, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,925,610	$9,743	$—	$1,935,353
Intercompany	—	—	63	9,360	(9,423)	—
Related parties	—	—	37,897	—	—	37,897
	—	—	1,963,570	19,103	(9,423)	1,973,250

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,746,291	20,675	(9,898)	1,757,068
Materials, labor, and other operating expenses from related parties	—	—	29,915	—	—	29,915
Depreciation and amortization	—	317	38,696	1,861	—	40,874
Selling and distribution expenses	—	—	189,229	1,202	—	190,431
General and administrative expenses	1	4,890	22,035	—	475	27,401
General and administrative expenses from related party	—	10,169	—	—	—	10,169
Other (income) expense, net	—	(1,232)	2,421	(347)	—	842
	1	14,144	2,028,587	23,391	(9,423)	2,056,700

Loss from operations	(1)	(14,144)	(65,017)	(4,288)	—	(83,450)

Equity in net income of Boise Inc.	79,729	—	—	—	—	79,729
Gain on sale of shares of Boise Inc.	42,752	—	—	—	—	42,752
Impairment of investment in Boise Inc.	(43,039)	—	—	—	—	(43,039)
Foreign exchange gain	—	611	212	202	—	1,025
Change in fair value of contingent value rights	—	194	—	—	—	194
Gain on repurchase of long-term debt	—	6,026	—	—	—	6,026
Interest expense	—	(22,520)	—	—	—	(22,520)
Interest income	—	560	326	—	—	886
	79,442	(15,129)	538	202	—	65,053

Income (loss) before income taxes and equity in net income (loss) of affiliates	79,441	(29,273)	(64,479)	(4,086)	—	(18,397)
Income tax provision	—	(580)	(59)	(21)	—	(660)

Income (loss) before equity in net income (loss) of affiliates	79,441	(29,853)	(64,538)	(4,107)	—	(19,057)

Equity in net income (loss) of affiliates	(98,498)	(68,645)	—	—	167,143	—
Net income (loss)	$(19,057)	$(98,498)	$(64,538)	$(4,107)	$167,143	$(19,057)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$2,816,082	$15,201	$—	$2,831,283
Intercompany	—	—	2	22,547	(22,549)	—
Related parties	—	—	146,215	—	—	146,215
	—	—	2,962,299	37,748	(22,549)	2,977,498

Costs and expenses
Materials, labor, and other operating expenses	—	1,124	2,596,500	40,112	(17,623)	2,620,113
Materials, labor, and other operating expenses from related parties	—	—	70,026	—	—	70,026
Depreciation and amortization	—	435	33,492	2,331	—	36,258
Selling and distribution expenses	—	—	228,975	2,570	—	231,545
General and administrative expenses	1	8,642	32,602	237	(4,926)	36,556
General and administrative expenses from related party	—	8,143	—	—	—	8,143
Gain on sale of Paper and Packaging & Newsprint assets	—	(2,915)	—	—	—	(2,915)
Other (income) expense, net	8,357	410	1,839	28	—	10,634
	8,358	15,839	2,963,434	45,278	(22,549)	3,010,360

Loss from operations	(8,358)	(15,839)	(1,135)	(7,530)	—	(32,862)

Equity in net loss of Boise Inc.	(11,328)	—	—	—	—	(11,328)
Impairment of investment in Boise Inc.	(208,074)	—	—	—	—	(208,074)
Foreign exchange gain (loss)	—	(1,645)	(345)	159	—	(1,831)
Change in fair value of contingent value rights	—	(507)	—	—	—	(507)
Change in fair value of interest rate swaps	—	(6,284)	—	—	—	(6,284)
Interest expense	—	(33,460)	(8)	(845)	—	(34,313)
Interest expense—intercompany	—	(158)	(1)	(1,435)	1,594	—
Interest income	2,760	4,621	296	14	—	7,691
Interest income—intercompany	—	68	1,526	—	(1,594)	—
	(216,642)	(37,365)	1,468	(2,107)	—	(254,646)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(225,000)	(53,204)	333	(9,637)	—	(287,508)
Income tax provision	—	(363)	(107)	—	—	(470)

Income (loss) before equity in net income (loss) of affiliates	(225,000)	(53,567)	226	(9,637)	—	(287,978)

Equity in net income (loss) of affiliates	(62,978)	(9,411)	—	—	72,389	—
Net income (loss)	$(287,978)	$(62,978)	$226	$(9,637)	$72,389	$(287,978)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$4,768,083	$29,712	$—	$4,797,795
Intercompany	—	3,607	5	92,411	(96,023)	—
Related parties	—	—	615,661	—	—	615,661
	—	3,607	5,383,749	122,123	(96,023)	5,413,456

Costs and expenses
Materials, labor, and other operating expenses	—	1,704	4,680,178	81,270	(57,827)	4,705,325
Depreciation, amortization, and depletion	—	3,098	116,628	4,183	—	123,909
Selling and distribution expenses	—	—	282,901	2,732	—	285,633
General and administrative expenses	—	30,147	89,412	2,699	(38,196)	84,062
Other (income) expense, net	—	(3,053)	(5,396)	2,756	—	(5,693)
	—	31,896	5,163,723	93,640	(96,023)	5,193,236

Income (loss) from operations	—	(28,289)	220,026	28,483	—	220,220

Foreign exchange gain	—	1,675	1,591	1,185	—	4,451
Change in fair value of interest rate swaps	—	3,733	—	—	—	3,733
Interest expense	—	(89,132)	—	(7,670)	—	(96,802)
Interest expense—intercompany	—	(686)	—	(20,541)	21,227	—
Interest income	—	3,882	162	39	—	4,083
Interest income—intercompany	—	97	21,130	—	(21,227)	—
	—	(80,431)	22,883	(26,987)	—	(84,535)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(108,720)	242,909	1,496	—	135,685
Income tax provision	—	(5,786)	(2,202)	—	—	(7,988)

Income (loss) before equity in net income (loss) of affiliates	—	(114,506)	240,707	1,496	—	127,697

Equity in net income (loss) of affiliates	127,697	242,203	—	—	(369,900)	—
Net income (loss)	$127,697	$127,697	$240,707	$1,496	$(369,900)	$127,697

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$286,999	$19	$83	$—	$287,101
Receivables
Trade, less allowances	—	—	94,422	976	—	95,398
Intercompany	—	—	56	—	(56)	—
Related parties	—	23	2,581	—	—	2,604
Other	—	61	3,038	396	—	3,495
Inventories	—	—	228,286	4,488	—	232,774
Prepaid expenses and other	—	704	1,094	72	—	1,870
	—	287,787	329,496	6,015	(56)	623,242

Property
Property and equipment, net	—	2,405	255,604	12,220	—	270,229
Fiber farms and deposits	—	—	9,264	—	—	9,264
	—	2,405	264,868	12,220	—	279,493

Investment in equity affiliate (Boise Inc.)	62,967	—	—	—	—	62,967
Deferred financing costs	—	5,734	—	—	—	5,734
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,919	—	—	8,919
Other assets	—	19	8,340	—	—	8,359
Investments in affiliates	367,252	521,889	—	—	(889,141)	—
Total assets	$430,219	$817,834	$623,793	$18,235	$(889,197)	$1,000,884

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2009 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$7,422	$81,308	$523	$—	$89,253
Related parties	—	2,019	430	—	—	2,449
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	8,941	18,766	180	—	27,887
Interest payable	—	3,644	—	—	—	3,644
Other	—	1,443	14,614	638	—	16,695
	—	23,469	115,118	1,397	(56)	139,928

Debt
Long-term debt	—	303,146	—	—	—	303,146

Other
Compensation and benefits	—	113,290	—	—	—	113,290
Other long-term liabilities	—	10,677	3,624	—	—	14,301
	—	123,967	3,624	—	—	127,591

Redeemable equity units
Series B equity units	2,765	—	—	—	—	2,765
Series C equity units	5,202	—	—	—	—	5,202
Redeemable equity units	—	7,967	—	—	(7,967)	—
	7,967	7,967	—	—	(7,967)	7,967

Commitments and contingent liabilities

Capital
Series A equity units	88,908	—	—	—	—	88,908
Series B equity units	333,344	—	—	—	—	333,344
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	359,285	505,051	16,838	(881,174)	—
Total capital	422,252	359,285	505,051	16,838	(881,174)	422,252
Total liabilities and capital	$430,219	$817,834	$623,793	$18,235	$(889,197)	$1,000,884

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$1	$275,726	$20	$56	$—	$275,803
Receivables
Trade, less allowances	—	—	78,211	182	—	78,393
Intercompany	—	—	56	34	(90)	—
Related parties	—	126	2,986	—	—	3,112
Other	—	1,269	4,324	314	—	5,907
Inventories	—	—	272,992	6,031	—	279,023
Prepaid expenses and other	—	(295)	1,558	33	—	1,296
	1	276,826	360,147	6,650	(90)	643,534

Property
Property and equipment, net	—	3,204	275,499	13,296	—	291,999
Fiber farms and deposits	—	—	8,632	—	—	8,632
	—	3,204	284,131	13,296	—	300,631

Investment in equity affiliate (Boise Inc.)	20,985	—	—	—	—	20,985
Deferred financing costs	—	7,862	—	—	—	7,862
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	9,248	—	—	9,248
Other assets	—	105	5,904	—	—	6,009
Investments in affiliates	335,329	918,259	—	—	(1,253,588)	—
Total assets	$356,315	$1,206,256	$671,600	$19,946	$(1,253,678)	$1,000,439

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2008 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$6,928	$62,345	$205	$—	$69,478
Related parties	—	1,427	768	—	—	2,195
Intercompany	—	—	34	56	(90)	—
Accrued liabilities
Compensation and benefits	—	14,396	23,660	172	—	38,228
Interest payable	—	3,930	—	—	—	3,930
Other	—	13,736	16,455	702	—	30,893
	—	40,417	103,262	1,135	(90)	144,724

Debt
Long-term debt	—	315,000	—	—	—	315,000

Other
Compensation and benefits	—	172,275	—	—	—	172,275
Other long-term liabilities	—	8,214	3,911	—	—	12,125
	—	180,489	3,911	—	—	184,400

Redeemable equity units
Series B equity units	2,920	—	—	—	—	2,920
Series C equity units	3,037	—	—	—	—	3,037
Redeemable equity units	—	5,957	—	—	(5,957)	—
	5,957	5,957	—	—	(5,957)	5,957

Commitments and contingent liabilities

Capital
Series A equity units	81,967	—	—	—	—	81,967
Series B equity units	268,391	—	—	—	—	268,391
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	664,393	564,427	18,811	(1,247,631)	—
Total capital	350,358	664,393	564,427	18,811	(1,247,631)	350,358
Total liabilities and capital	$356,315	$1,206,256	$671,600	$19,946	$(1,253,678)	$1,000,439

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(19,057)	$(98,498)	$(64,538)	$(4,107)	$167,143	$(19,057)
Items in net income (loss) not using (providing) cash
Equity in net income of Boise Inc.	(79,729)	—	—	—	—	(79,729)
Gain on sale of shares of Boise Inc.	(42,752)	—	—	—	—	(42,752)
Impairment of investment in Boise Inc.	43,039	—	—	—	—	43,039
Equity in net (income) loss of affiliates	98,498	68,645	—	—	(167,143)	—
Depreciation and amortization of deferred financing costs and other	—	3,122	38,696	1,861	—	43,679
Deferred income taxes	—	—	—	(4)	—	(4)
Pension expense	—	12,315	—	—	—	12,315
Change in fair value of contingent rights	—	(194)	—	—	—	(194)
Management equity units expense	—	2,736	—	—	—	2,736
Gain on repurchase of long-term debt	—	(6,026)	—	—	—	(6,026)
(Gain) loss on sale of assets, net	—	548	(394)	4	—	158
Facility closure and curtailment costs	—	—	1,968	—	—	1,968
Other	—	(588)	(410)	(202)	—	(1,200)
Decrease (increase) in working capital, net of acquisitions and dispositions
Receivables	—	715	(17,122)	(843)	—	(17,250)
Inventories	—	—	45,543	1,543	—	47,086
Prepaid expenses and other	—	(1,001)	465	(33)	—	(569)
Accounts payable and accrued liabilities	—	(2,087)	13,265	263	—	11,441
Pension contributions	—	(28,385)	—	—	—	(28,385)
Current and deferred income taxes	—	(11)	210	(1)	—	198
Other	—	(139)	(2,539)	—	—	(2,678)
Cash provided by (used for) operations	(1)	(48,848)	15,144	(1,519)	—	(35,224)
Cash provided by (used for) investment
Proceeds from sale of assets, net	—	—	467	—	—	467
Proceeds from sale of shares of Boise Inc.	83,172	—	—	—	—	83,172
Expenditures for property and equipment	—	(6)	(15,993)	(807)	—	(16,806)
Acquisition of businesses and facilities	—	—	(4,598)	—	—	(4,598)
Other	—	601	(183)	219	—	637
Cash provided by (used for) investment	83,172	595	(20,307)	(588)	—	62,872
Cash provided by (used for) financing
Issuances of long-term debt	—	60,000	—	—	—	60,000
Payments of long-term debt	—	(65,627)	—	—	—	(65,627)
Tax distributions to members	(10,705)	—	—	—	—	(10,705)
Repurchase of management equity units	(18)	—	—	—	—	(18)
Due to (from) affiliates	(72,449)	65,153	5,162	2,134	—	—
Cash provided by (used for) financing	(83,172)	59,526	5,162	2,134	—	(16,350)
Increase (decrease) in cash and cash equivalents	(1)	11,273	(1)	27	—	11,298
Balance at beginning of the period	1	275,726	20	56	—	275,803
Balance at end of the period	$—	$286,999	$19	$83	$—	$287,101

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(287,978)	$(62,978)	$226	$(9,637)	$72,389	$(287,978)
Items in net income (loss) not using (providing) cash
Equity in net loss of Boise Inc.	11,328	—	—	—	—	11,328
Impairment of investment in Boise Inc.	208,074	—	—	—	—	208,074
Equity in net loss of affiliates	62,978	9,411	—	—	(72,389)	—
Depreciation and amortization of deferred financing costs and other	—	1,946	33,492	2,345	—	37,783
Related-party interest expense	—	158	1	1,435	(1,594)	—
Related-party interest income	(2,760)	(68)	(1,526)	—	1,594	(2,760)
Deferred income taxes	—	42	(184)	—	—	(142)
Pension expense	—	17,063	—	—	—	17,063
Change in fair value of contingent rights	—	507	—	—	—	507
Change in fair value of interest rate swaps	—	6,284	—	—	—	6,284
Management equity units expense, net of expense related to the Sale	—	1,542	—	—	—	1,542
(Gain) loss on sale of assets, net	—	(2,915)	(7,989)	1	—	(10,903)
Facility closure costs	—	—	10,796	—	—	10,796
Loss on sale of note receivable from related party	8,357	—	—	—	—	8,357
Other	—	1,660	311	(159)	—	1,812
Decrease (increase) in working capital, net of dispositions
Receivables	—	(11,721)	(301,473)	319,386	34	6,226
Inventories	—	5,611	50,626	6,757	—	62,994
Prepaid expenses and other	—	3,375	1,495	631	—	5,501
Accounts payable and accrued liabilities	—	(16,351)	(55,127)	(7,800)	(34)	(79,312)
Pension contributions	—	(20,417)	—	—	—	(20,417)
Current and deferred income taxes	—	(1,504)	291	(658)	—	(1,871)
Other	—	12,352	(14,417)	2,746	—	681
Cash provided by (used for) operations	(1)	(56,003)	(283,478)	315,047	—	(24,435)

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	—	1,201,939	23,505	45,532	—	1,270,976
Proceeds from sale of note receivable from related party, net	52,737	—	—	—	—	52,737
Expenditures for property and equipment	—	(1,938)	(46,796)	(3,133)	—	(51,867)
Increase in restricted cash	—	(183,290)	—	—	—	(183,290)
Decrease in restricted cash	—	183,290	—	—	—	183,290
Other	—	(968)	952	(386)	—	(402)
Cash provided by (used for) investment	52,737	1,199,033	(22,339)	42,013	—	1,271,444

Cash provided by (used for) financing
Issuances of long-term debt	—	115,000	—	125,000	—	240,000
Payments of long-term debt	—	(920,563)	—	(165,000)	—	(1,085,563)
Short-term borrowings	—	(10,500)	—	—	—	(10,500)
Tax distributions to members	(128,058)	—	—	—	—	(128,058)
Repurchase of management equity units	(28,634)	—	—	—	—	(28,634)
Cash paid for termination of interest rate swaps	—	(11,918)	—	—	—	(11,918)
Due to (from) affiliates	103,956	(91,755)	305,816	(318,017)	—	—
Other	—	(4,156)	—	—	—	(4,156)
Cash provided by (used for) financing	(52,736)	(923,892)	305,816	(358,017)	—	(1,028,829)

Increase (decrease) in cash and cash equivalents	—	219,138	(1)	(957)	—	218,180
Balance at beginning of the period	1	56,588	21	1,013	—	57,623
Balance at end of the period	$1	$275,726	$20	$56	$—	$275,803

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2007

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$127,697	$127,697	$240,707	$1,496	$(369,900)	$127,697
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(127,697)	(242,203)	—	—	369,900	—
Depreciation, depletion, and amortization of deferred financing costs and other	—	8,305	116,628	4,356	—	129,289
Related-party interest expense	—	686	—	20,541	(21,227)	—
Related-party interest income	—	(97)	(21,130)	—	21,227	—
Deferred income taxes	—	3,954	241	—	—	4,195
Pension expense	—	25,085	—	—	—	25,085
Gain on changes in retiree healthcare programs	—	(4,367)	—	—	—	(4,367)
Change in fair value of interest rate swaps	—	(3,733)	—	—	—	(3,733)
Management equity units expense	—	3,110	—	—	—	3,110
Gain (loss) on sale of assets, net	—	38	(2,451)	59	—	(2,354)
Other	—	(1,209)	(1,144)	(1,185)	—	(3,538)
Decrease (increase) in working capital, net of dispositions
Receivables	—	(7)	(2,569)	42,620	(5,888)	34,156
Inventories	—	(3)	(28,427)	(967)	—	(29,397)
Prepaid expenses and other	—	(318)	1,073	(76)	—	679
Accounts payable and accrued liabilities	—	(5,871)	(28,790)	(3,031)	5,888	(31,804)
Pension contributions	—	(722)	—	—	—	(722)
Current and deferred income taxes	—	1,033	367	(323)	—	1,077
Other	—	1,732	(1,008)	(6)	—	718
Cash provided by (used for) operations	—	(86,890)	273,497	63,484	—	250,091
Cash provided by (used for) investment
Proceeds from sale of assets	—	11	27,786	—	—	27,797
Expenditures for property and equipment	—	(4,584)	(178,965)	(4,423)	—	(187,972)
Increase in restricted cash	—	(200,000)	—	—	—	(200,000)
Decrease in restricted cash	—	200,000	—	—	—	200,000
Additional Consideration Agreement payment	—	—	(32,542)	—	—	(32,542)
Other	—	1,576	3,652	837	—	6,065
Cash provided by (used for) investment	—	(2,997)	(180,069)	(3,586)	—	(186,652)
Cash provided by (used for) financing
Issuances of long-term debt	—	725,000	—	360,000	—	1,085,000
Payments of long-term debt	—	(793,337)	—	(345,000)	—	(1,138,337)
Short-term borrowings	—	7,300	—	—	—	7,300
Tax distributions to members	(2,753)	—	—	—	—	(2,753)
Repurchase of management equity units	(993)	(993)	—	—	993	(993)
Proceeds from changes to interest rate swaps	—	2,848	—	—	—	2,848
Due to (from) affiliates	3,747	166,745	(93,439)	(76,060)	(993)	—
Other	—	(4,050)	—	—	—	(4,050)
Cash provided by (used for) financing	1	103,513	(93,439)	(61,060)	—	(50,985)
Increase (decrease) in cash and cash equivalents	1	13,626	(11)	(1,162)	—	12,454
Balance at beginning of the year	—	42,962	32	2,175	—	45,169
Balance at end of the year	$1	$56,588	$21	$1,013	$—	$57,623

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Boise Cascade Holdings, L.L.C.:

We have audited the accompanying consolidated balance sheets of Boise Cascade Holdings, L.L.C. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Holdings, L.L.C. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho
March 1, 2010

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

In conjunction with the February 22, 2008, sale of our Paper and Packaging & Newsprint assets, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the year covered by this Form 10-K. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and well operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We have also designed our disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

The management of Boise Cascade Holdings, L.L.C., (BC Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-

15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was determined as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2009, management conducted an assessment of the effectiveness of BC Holdings’ internal control over financial reporting, including the effectiveness of the services provided to us under the Outsourcing Services Agreement with Boise Inc., based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. Management reviewed the results of its assessment with our CEO and CFO. Based on this assessment, our CEO and CFO concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.                                          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a list of our directors and officers along with brief descriptions of their business positions and experience during the past five years and their educational background. All officers listed are “executive officers” under Section 16 of the Securities Exchange Act of 1934 except Messrs. Corrick and Stokes.

Name	Age	Position

Matthew R. Broad	50	Nonexecutive Director
John W. Madigan	72	Nonexecutive Director
Christopher J. McGowan	38	Nonexecutive Director
Samuel M. Mencoff	53	Nonexecutive Director
Matthew W. Norton	31	Nonexecutive Director
Thomas S. Souleles	41	Nonexecutive Director
Duane C. McDougall	58	Nonexecutive Director and Chairman of the Board
Thomas E. Carlile	58	Chief Executive Officer and Director
Stanley R. Bell	63	President, Building Materials Distribution
Thomas A. Lovlien	54	President, Wood Products Manufacturing
Wayne M. Rancourt	47	Chief Financial Officer, Senior Vice President and Treasurer
David G. Gadda	62	Vice President and General Counsel
Bernadette M. Madarieta	34	Vice President and Controller
John T. Sahlberg	56	Vice President, Human Resources & Communications
Thomas K. Corrick	54	Vice President, Engineered Wood Products
Nick Stokes	52	Vice President and Operations Manager, Building Materials Distribution

Matthew R. Broad, Director

Mr. Broad has served as one of our directors since November 2006. Mr. Broad became the executive vice president and general counsel of OfficeMax Incorporated (formerly known as Boise Cascade Corporation) in 2004. OfficeMax provides office supplies and paper, print and document services, technology products and solutions, and furniture to large, medium, and small businesses and consumers. From 1989 to 2004, Mr. Broad was associate general counsel of Boise Cascade Corporation and also served as corporate secretary of Boise Cascade Office Products Corporation, a wholly owned subsidiary of Boise Cascade Corporation. Mr. Broad received a B.A. in business economics from the University of California, Santa Barbara, and a J.D. from the University of California, Hastings College of Law. Mr. Broad does not hold any public company directorships. Mr. Broad serves on our board as a designee of OfficeMax and, as such, provides our board of directors with insight into the perspective of a significant minority equity holder.

John W. Madigan, Director

Mr. Madigan has served as one of our directors since January 2005. Mr. Madigan serves as an advisor to Madison Dearborn Partners, LLC. In December 2003, Mr. Madigan retired from Tribune Company, where he had served as chairman and chief executive officer since 1996. Tribune Company operates businesses in publishing, interactive media, and broadcasting. Mr. Madigan’s experience in directing the operations of a major corporation provides our board of directors with perspective on operating issues. Mr. Madigan holds bachelor’s and master’s degrees in business administration from the University of Michigan. Mr. Madigan is a member of the board of directors of Gilead Sciences, Inc. Mr. Madigan also served on the board of directors of Morgan Stanley from 2000 to 2005.

Christopher J. McGowan, Director

Mr. McGowan has served as one of our directors since October 2004. Mr. McGowan has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1999 and currently serves as a managing director concentrating on investments in the basic industries sector. Prior to joining Madison Dearborn Partners, Mr. McGowan was with AEA Investors, Inc., and Morgan Stanley & Co. Incorporated. Mr. McGowan received a B.A. from Columbia University and an M.B.A. from the Harvard Graduate

School of Business Administration. Mr. McGowan currently serves on the boards of directors of Forest Products Holdings, L.L.C., and Smurfit Kappa Group Ltd. (formerly known as Jefferson Smurfit Group). Mr. McGowan provides strong finance skills to our board of directors. Mr. McGowan serves on our board as a designee of our majority owner, Forest Products Holdings, L.L.C. (FPH).

Samuel M. Mencoff, Director

Mr. Mencoff has served as one of our directors since October 2004. Mr. Mencoff has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1992 and currently serves as co-CEO. Prior to cofounding Madison Dearborn Partners, Mr. Mencoff was with First Chicago Venture Capital for 11 years. Mr. Mencoff has more than 24 years of experience in private equity investing with a particular focus on investments in the basic industries sector. Mr. Mencoff received an A.B. from Brown University and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Mencoff is also a member of the boards of directors of Forest Products Holdings, L.L.C., Packaging Corporation of America, and Smurfit Kappa Group, Ltd. (formerly known as Jefferson Smurfit Group). Mr. Mencoff was a member of the board of directors of Great Lakes Dredge & Dock Corporation; he no longer serves on this board. As a cofounder of our principal equity holder, Mr. Mencoff provides the board of directors with insight into the requirements and objectives of our equity holder. Mr. Mencoff serves on our board as a designee of our majority owner, FPH.

Matthew W. Norton, Director

Mr. Norton has served as one of our directors since December 2008. Mr. Norton has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 2008 and currently serves as a vice president. From August 2006 to May 2008, Mr. Norton attended The Wharton School of the University of Pennsylvania. From 2004 to August 2006, he was employed by Madison Dearborn Partners as an associate. From 2001 to 2004, he was employed by Merrill Lynch. Mr. Norton received a B.S. and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Norton was also a member of the board of directors of Boise Inc. until January 2010, and he is a current member of the board of directors of Forest Products Holdings, L.L.C. Mr. Norton provides strong finance skills to our board of directors. Mr. Norton serves on our board as a designee of our majority owner, FPH.

Thomas S. Souleles, Director

Mr. Souleles has served as one of our directors since October 2004. Mr. Souleles has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1995 and currently serves as a managing director concentrating on investments in the basic industries sector. Prior to joining Madison Dearborn Partners, Mr. Souleles was with Wasserstein Perella & Co., Inc. Mr. Souleles received an A.B. from Princeton University, a J.D. from Harvard Law School, and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Souleles is also a member of the boards of directors of Boise Inc., Forest Products Holdings, L.L.C., Great Lakes Dredge & Dock Corporation, and The Children’s Memorial Medical Center and of the board of trustees of the National Multiple Sclerosis Society, Greater Illinois Chapter. Mr. Souleles was a member of the boards of directors of Magellan GP, LLC, Magellan Midstream Holdings GP, LLC, Packaging Corporation of America, and US Power Generating Company; he no longer serves on these boards. Mr. Souleles provides strong finance skills to our board of directors. Mr. Souleles serves on our board as a designee of our majority owner, FPH.

Duane C. McDougall, Chairman of the Board and Director

Mr. McDougall has served as our board chairman since December 2008 and has been a director of the company since 2005. Mr. McDougall also served as our chief executive officer from December 2008 to August 2009. Prior to joining Boise Cascade, Mr. McDougall was president and chief executive officer of Willamette Industries, an international paper and forest products company, until its sale in 2002. During his 23-year career with Willamette, Mr. McDougall held numerous operating and finance positions before becoming president and chief executive officer of Willamette. Mr. McDougall received a B.S. in accounting from Oregon State University. Mr. McDougall is also a member of the boards of directors of Cascade Corporation, Forest Products Holdings, L.L.C., The Greenbrier Companies, West Coast Bancorp, and StanCorp Financial Group, Inc. Mr. McDougall was a member of the board of directors of InFocus Corporation; he no longer serves on this board. Mr. McDougall’s experience as the CEO of a major forest products company provides our board of directors with valuable insight on operational and industry issues. Mr. McDougall serves on our board of directors pursuant to an agreement between FPH, OfficeMax, and us.

Thomas E. Carlile, Chief Executive Officer and Director

Mr. Carlile became our chief executive officer and a director in August 2009. Mr. Carlile previously served as our executive vice president and chief financial officer from February 2008 to August 2009, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president and chief financial officer following Madison Dearborn Partners’ acquisition of the forest products and paper assets from OfficeMax. From 1994 to October 2004, Mr. Carlile served as vice president and controller of Boise Cascade Corporation. Mr. Carlile received a bachelor’s degree in accounting from Boise State University and completed the Stanford Executive Program. Mr. Carlile is a member of the board of directors of Forest Products Holdings, L.L.C. Mr. Carlile’s position as our chief executive officer allows him to advise the board of directors on management’s perspective over a full range of issues affecting the company.

Stanley R. Bell, President, Building Materials Distribution

Mr. Bell became our president, Building Materials Distribution, in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president, Building Materials Distribution, following Madison Dearborn Partners’ acquisition of the forest products and paper assets from OfficeMax. From 2000 to October 2004, Mr. Bell served as senior vice president and general manager, Boise Building Solutions Distribution, of Boise Cascade Corporation. Mr. Bell received a B.A. in economics from the University of Utah and an M.B.A. from the University of Utah. In January 2010, Mr. Bell was elected to the board of directors of Boise Inc.

Thomas A. Lovlien, President, Wood Products Manufacturing

Mr. Lovlien became our president, Wood Products Manufacturing, in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president, Wood Products, following Madison Dearborn Partners’ acquisition of the forest products and paper assets from OfficeMax. From 2000 to October 2004, Mr. Lovlien served as vice president of operations, Boise Building Solutions Manufacturing, of Boise Cascade Corporation. Mr. Lovlien received a bachelor’s degree in accounting and a master’s degree in wood technology from Oregon State University.

Wayne M. Rancourt, Chief Financial Officer, Senior Vice President and Treasurer

Mr. Rancourt became our chief financial officer and senior vice president in August 2009. Mr. Rancourt previously served as our vice president, treasurer, and investor relations from February 2008 to August 2009, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as vice president and treasurer. From June 2004 to October 2004, Mr. Rancourt was vice president and treasurer for Boise Cascade Corporation. From 2000 to June 2004, Mr. Rancourt was the director of retirement funds and risk management for Boise Cascade Corporation. Mr. Rancourt received a B.S. degree in accounting from Central Washington University.

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

Bernadette M. Madarieta, Vice President and Controller

Mrs. Madarieta became our vice president and controller in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, Mrs. Madarieta

served as director of financial reporting. From 2002 to October 2004, Mrs. Madarieta served as supervisor of external financial reporting for Boise Cascade Corporation. Prior to joining Boise Cascade Corporation, Mrs. Madarieta was an assurance and business advisory manager at KPMG and Arthur Andersen, where she was responsible for planning and supervising audit engagements for corporations and privately held companies. Mrs. Madarieta received a B.B.A. in accounting from Boise State University and is a certified public accountant.

John T. Sahlberg, Vice President, Human Resources & Communications

Mr. Sahlberg became our vice president, human resources & communications, in February 2008, following the divestiture of our paper and packaging businesses. Prior to that, he served as director of human resources from February 2006 to February 2008. From January 2004 through January 2006, he was the director of labor relations. Mr. Sahlberg received a bachelor’s degree in economics from Harvard College and a J.D. from Georgetown University. He is a member of the Idaho bar association.

Thomas K. Corrick, Vice President, Engineered Wood Products

Mr. Corrick became the vice president of Engineered Wood Products in January 2005, following Madison Dearborn Partners’ acquisition of the forest products assets from OfficeMax. From March 1999 to January 2005, he served as the general manager of Engineered Wood Products. From 1992 to 1999, Mr. Corrick was the financial manager for Wood Products. Mr. Corrick joined Boise Cascade in 1980 and worked in a variety of positions in finance and planning prior to 1993. Mr. Corrick received both his bachelor’s and master’s degrees in business administration from Texas Christian University.

Nick Stokes, Vice President and Operations Manager, Building Materials Distribution

Mr. Stokes serves as our vice president of operations, Building Materials Distribution. He has held that position with us and our predecessor company since 2001. Mr. Stokes received a B.S. in management and a B.S. in marketing from the University of Utah.

Messrs. Norton, McGowan, Mencoff, Souleles, and Madigan serve on our board of directors as designees of FPH pursuant to the Securityholders Agreement dated October 29, 2004, as amended on November 10, 2006, among FPH, OfficeMax, and us (the Securityholders Agreement). Mr. Broad serves on our board of directors as a designee of OfficeMax pursuant to the Securityholders Agreement. Mr. McDougall serves on our board of directors pursuant to the Securityholders Agreement and the terms of his employment agreement (see “Agreements With, and Potential Payments to, Named Executive Officers” under “Compensation Discussion and Analysis” in “Item 11. Executive Compensation” of this Form 10-K for a description of Mr. McDougall’s employment agreement). We have further described the Securityholders Agreement in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K. Mr. Carlile serves on our board of directors as our chief executive officer pursuant to the terms of the Securityholders Agreement. There are no other arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Each of our directors will serve until such person’s successor is elected and qualified or until such person’s death, resignation, or removal. Our board of directors has the power to appoint our officers. Each officer will hold office for the term determined by the board of directors and until such person’s successor is chosen and qualified or until such person’s death, resignation, or removal.

There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she was selected to be an officer of the company (see “Agreements With, and Potential Payments to, Named Executive Officers” under “Compensation Discussion and Analysis” in “Item 11. Executive Compensation” of this Form 10-K for a description of Mr. McDougall’s employment agreement).

There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

Our board of directors currently has an audit committee and a compensation committee. The composition, duties, and responsibilities of these committees are set forth in written charters that our board has adopted for each committee.

Audit Committee

Our audit committee currently consists of Messrs. Souleles (chair), Madigan, McDougall, McGowan, Mencoff, and Norton. Mr. Souleles is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

During 2009, our audit committee held four meetings.

During 2009, no officer or employee served as a member of the audit committee. Mr. McDougall’s membership in the audit committee terminated when he served as chief executive officer of the company during the time period of December 2008 to August 2009 and resumed in August 2009.

Compensation Committee

Our compensation committee currently consists of Messrs. Mencoff (chair), Souleles, Madigan, and McDougall. Messrs. Mencoff and Souleles have relationships with our equity sponsor, Madison Dearborn Partners, LLC (MDP). As such, Messrs. Mencoff and Souleles may be indirect beneficiaries of the relationship between MDP and us. For more information about these relationships, refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K.

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

During 2009, our compensation committee held three meetings.

Compensation Committee Interlocks and Insider Participation

During 2009, no officer or employee served as a member of the compensation committee. Mr. McDougall’s membership in the compensation committee terminated during the time he served as chief executive officer of the company from December 2008 to August 2009 and was reinstated upon his resignation from that position. Messrs. Mencoff and Souleles each served as initial officers of the company when it was formed in 2004. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee, except that Mr. Carlile serves as a director of FPH.

Messrs. Mencoff and Souleles, both members of our compensation committee, have relationships with our equity sponsor, Madison Dearborn Partners, LLC (MDP). From time to time, we may pay fees to MDP for providing management, consulting, or other advisory services. As such, Messrs. Mencoff and Souleles may be indirect beneficiaries of the relationship between MDP and us. For more information about these relationships, refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer, and principal accounting officer. Our Code of Ethics is available on our website at www.bc.com by clicking on About Boise Cascade and then Code of Ethics. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose such amendments or waivers by posting the required information on our website at the above address.

ITEM 11.                                          EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Named Executive Officers

Our Named Executive Officers for 2009 and the positions they held with the company as of December 31, 2009 are:

Duane C. McDougall—Chairman of the Board of Directors

Thomas E. Carlile—Chief Executive Officer

Stanley R. Bell—President, Building Materials Distribution

Thomas A. Lovlien—President, Wood Products Manufacturing

Wayne M. Rancourt—Senior Vice President, Chief Financial Officer and Treasurer

David G. Gadda—Vice President and General Counsel

Summary of Key Events and Drivers

Compensation decisions affecting salaried employees, including our executive officers, were driven by extreme adverse market conditions affecting the company and the building materials industry, specific tax law changes, and personnel changes. The following major changes were made in the compensation structure affecting our executive officers, all of which are discussed in more detail in the balance of this “Item 11. Executive Compensation.”

1.  Due to adverse economic conditions early in 2009, the company adopted a salary freeze affecting all salaried employees, including executive officers, which remains in effect. Exceptions were very limited and generally were made only to recognize significant changes in responsibilities for individuals receiving promotions.

2.  The company also elected early in the year to freeze benefits under our salaried defined benefit pension plan, effective December 31, 2009, and to suspend the company match under our salaried 401(k) savings plan, effective April 1, 2009 (exclusive of that portion of the match accruing only to salaried employees not participating in our defined benefit pension plan, which continued through December 31, 2009). These decisions were driven by the impact of volatility in securities markets on pension plan funding levels and resulting cash contribution requirements and by the extreme adverse conditions in our product markets. The compensation committee and management concluded that the company should not continue to bear the financial risks arising from the volatility of the funding requirements for its defined benefit pension plans, nor should it bear the cost of continuing to provide a company match under the 401(k) plan during the continuation of current adverse conditions.

3.  In August 2009, Mr. McDougall resigned his position as the company’s chief executive officer while retaining his position as chairman of our board of directors. In response, our chief financial officer, Tom Carlile, was promoted to chief executive officer. Wayne Rancourt, our vice president and treasurer, was promoted to senior vice president, chief financial officer, and treasurer. These changes in responsibilities resulted in changes in base salary, target short-term incentive compensation, and other benefits described below for the affected officers.

4.  In August 2009, the compensation committee authorized, and the company entered into, retention agreements with our two division presidents, Thomas A. Lovlien and Stanley R. Bell. These agreements provide for cash payments to Mr. Lovlien and Mr. Bell if they remain employed with the company through target dates specified in each individual’s agreement.

5.  In October 2009, the compensation committee adopted a new long-term incentive compensation plan for approximately 72 of the company’s senior managers, including its Named Executive Officers. Award Notices made under that plan were approved by the compensation committee in February 2010.

6.  In late 2008, Congress enacted a new section of the Internal Revenue Code (Section 457A) that subjected approximately 50 of our managers, including all of our Named Executive Officers, to tax on amounts earned by them in 2009 and later years under certain of our nonqualified deferred compensation and nonqualified defined benefit pension plans, even though such earnings would not be paid until retirement or later. Late in 2009, the compensation committee adopted amendments to the affected plans to address the issue. The amendments resulted in distributions to the affected employees in December 2009 of the amounts deferred or earned by them under the affected plans during 2009 that would have been taxable under section 457A. Section 457A may significantly impair our ability to provide long-term compensation arrangements to our executives that will be competitive and comparable to those provided by other employers who are not affected by Section 457A.

Executive Compensation Program Objectives

Our compensation committee’s overall compensation objective with respect to our executive officers is to provide a compensation package that will:

•                  Align compensation with the company’s performance on both a short-term and long-term basis;

•                  Link each executive officer’s compensation to his or her performance and the areas for which he or she is responsible;

•                  Attract, motivate, reward, and retain the broad-based management talent critical to achieving the company’s business goals;

•                  Align the interests of our executive officers with those of our principal equity owners through their ownership of the company’s management equity units; and

•                  Recognize limitations on the company’s ability to pay arising from the extreme adverse conditions in its principal product markets and in financial markets in which the company invests funds set aside to pay pension benefits.

What the Compensation Program Is Designed to Reward

The compensation program as a whole is designed to provide a base level of compensation that will attract and retain the broad-based management talent the compensation committee believes is essential to achieving the company’s strategic objectives and to reward, with additional short-term and long-term compensation, performance by its executive officers that maintains and creates value for our equity investors. Although we anticipate executive compensation and benefits may be altered to reflect the company’s business strategies and future regulatory changes, we anticipate that the overall objectives of our compensation and benefits will remain substantially the same over time.

Use of Market Data to Determine Amount and Allocation of Compensation

The compensation committee believes that an important criterion for the determination of the aggregate value of the company’s compensation program and the allocation of such value among the various elements of its compensation plans is market data on the amounts, allocations, and structures utilized by similarly situated companies for positions of comparable responsibility.

Management and the compensation committee utilize compensation and benefits surveys to ascertain market levels of aggregate compensation and the allocation of that compensation among specific compensation elements for its executive officers. Aggregate compensation and each of the major elements (base salary, annual variable incentive compensation, and long-term incentive compensation) for the company’s executive officers are targeted at the 50th percentile of the surveyed companies. However, the specific aggregate compensation (and the allocation thereof among the elements of such total compensation) paid to any of our executive officers may be below or above such target levels, depending on subjective judgments made by the compensation committee based on factors such as the specific officer’s tenure with the company and in his or her position, responsibilities that vary from the benchmark position, and historical performance in the job.

Due to the salary freeze disclosed above, the compensation committee did not engage in a comprehensive review of executive officer compensation during 2009. For the analysis of 2008 compensation levels and elements, which largely remained in place during 2009 due to the salary freeze, the compensation committee relied upon data from surveys produced by Hewitt Associates and the Forest Products Industry Compensation Association (FPICA).

•                  The Hewitt Associates survey provides data on a general industry peer group of approximately 350 manufacturing and services companies, excluding utilities and financial companies. Hewitt’s TCM (Total Compensation Measurement) is a consistent and proprietary methodology for valuing “total” compensation. TCM captures, among other things, base salary, short-term cash incentives (actual and targets), and long-term incentives. There is a wide range of consistent benchmark positions in TCM that cover a broad spectrum of organizational functions. Access to TCM data is available exclusively through participation, and TCM adheres to strict data privacy regulations. No individual company information is reported on an identifiable basis. Hewitt applied a regression analysis based on sales scope to the TCM survey data. This provided us with compensation information for our benchmarked jobs, including our Named Executive Officers.

•                  The FPICA survey provides proprietary results gathered from paper manufacturing and wood products companies belonging to the Forest Products Industry Compensation Association. This survey is published annually, is only available to FPICA members, and comprises approximately 50 to 60 companies. Forty-five of these companies report into the Corporate Section of the survey, which was also used for our compensation analysis. Of these, not all 45 companies report on every position. The FPICA survey provides information on base salaries, short-term cash incentives (actual and targets), and annual total cash compensation that was paid by the surveyed companies for benchmarked positions, of which there is a wide range that covers a broad spectrum of organizational functions. No individual company information is reported on an identifiable basis. A regression analysis was also applied to the FPICA survey data.

Management used this information to:

•                  Provide a market-based foundation for executive compensation decisions;

•                  Assist in structuring the company’s compensation programs;

•                  Benchmark the officer compensation recommendations that management provided to the compensation committee; and

•                  Support its 2008 compensation recommendations to the compensation committee.

Promotional increases provided to Mr. Carlile and Mr. Rancourt in August 2009 were arrived at by the compensation committee on the basis of an adjustment of the compensation levels accorded their predecessors to recognize reduced levels of experience in the job and differences in the jobs’ responsibilities from those of the predecessors.

In connection with the committee’s evaluation of management’s proposed new long-term incentive plan, the committee retained the services of Fredric W. Cook & Co., Inc. (FWC), a compensation consultant. FWC prepared a comprehensive analysis of the company’s compensation packages for its Named Executive Officers (except Mr. Rancourt, who was not then a Named Executive Officer) and compared the specific elements of such compensation and the aggregate value with a group of peer companies selected by the consultant. The committee used the results of this study to guide it in adoption of the long-term incentive plan and in the determination of the terms of the Award Notices to the Named Executive Officers approved in February 2010 under the long-term incentive plan.

Executive Compensation Program Elements

The five elements of the company’s executive compensation program are:

•                  Base salary;

•                  Annual variable incentive compensation (Incentive and Performance Plan);

•                  Ad hoc bonus awards;

•                  Long-term incentive compensation (Management Equity Plan and, for 2010 and beyond, the 2010 Cash Long-Term Incentive Plan; and

•                  Other compensation and benefit plans.

Base Salary

The company provides a base salary to executive officers to attract and retain talented and experienced individuals to provide management and leadership services to the company.

The committee reviews base salaries for executive officers annually and at the time of promotions or other changes in responsibilities. Almost all salaried positions, including each executive officer position, have an established salary guideline. The midpoint of each salary guideline approximates the median salary, adjusted for company size (in sales) of equivalent positions at our surveyed companies. While the salary target range for our executive officers is the midpoint of the salary guideline, an individual’s salary may fall above or below the midpoint based on a subjective evaluation of factors such as the individual’s level of responsibility, performance, and years of experience. As noted above, due to extreme adverse conditions in the company’s product markets, the compensation committee and management imposed a freeze on all salaried compensation levels for 2009. As a result, the compensation committee’s customary annual review of officer salaries did not occur.

Prior to his resignation in August 2009, the company paid its then-chairman and chief executive officer, Duane McDougall, pursuant to an Employment Agreement dated November 20, 2008, amended in February 2009. The agreement was amended further in August 2009 in connection with Mr. McDougall’s resignation from the position of chief executive officer. For a description of the material terms of Mr. McDougall’s Employment Agreement, see “Agreements With, and Potential Payments to, Named Executive Officers” in this Compensation Discussion and Analysis.

None of our Named Executive Officers, other than Mr. McDougall, is a party to an employment contract with the company. Our Named Executive Officers’ salaries and other terms of compensation are determined from time to time by the compensation committee in accordance with the policies, objectives and procedures described above. With the exception of Mr. Carlile and Mr. Rancourt, who received promotional increases, and Mr. McDougall, whose salary was significantly reduced because of his resignation from the chief executive officer position, the 2008 salaries of the Named Executive Officers remained in effect throughout 2009. Those salaries were determined in 2008 by the compensation committee in accordance with the procedures and utilizing the market data described above. No comprehensive review of new market data was utilized in arriving at the promotional increases granted to Mr. Carlile and Mr. Rancourt. The committee arrived at the base salaries granted Mr. Carlile and Mr. Rancourt on the basis of a comparative analysis of the base salaries accorded their predecessors, along with their relative levels of experience, compared with that of their predecessors. The committee also considered, with respect to Mr. Rancourt, the more limited scope of his responsibilities, compared with those of his predecessor.

Annual Variable Incentive Compensation (Incentive and Performance Plan)

The annual Incentive and Performance Plan is designed to recognize and reward the contributions that executive officers and other participating employees have made to the company’s annual performance. The plan does this by linking a portion of the annual cash compensation of each executive officer and other participating employees to performance measures that are expected to positively affect the company’s annual financial performance. We offer this plan to encourage and reward conduct that will lead to better performance of our businesses as measured by the criteria used for determining Award amounts. Each participating employee’s participation in the plan, along with the criteria for calculation of the payout to such employee, is established annually by action of our Compensation Committee and communicated to the participants in an Annual Incentive Award Notification (Award Notice). After the end of each year, a determination of the amount payable under the plan on account of the year is made by the Compensation Committee and the resulting payments (Awards) are made to the plan participants.

2009 Variable Incentive Compensation

For 2009, each of our Named Executive Officers participated in our annual Incentive and Performance Plan. The plan provided for Awards to be calculated as a percentage of base salary, based on the extent to which the financial goals and performance objectives were met during the year, and on the exercise of the compensation committee’s discretion. The 2009 annual incentive Award targets for our Named Executive Officers were as follows:

Officer	Target as a Percentage of Base Salary

Duane C. McDougall	100% of base salary prorated through August 15, 2009

Thomas E. Carlile	65% of base salary for the portion of 2009 ending August 15, 2009, and 100% of base salary for the remainder of 2009

Thomas A. Lovlien	55%

Stanley R. Bell	55%

Wayne M. Rancourt	45% of base salary for the portion of 2009 ending August 15, 2009, and 55% of base salary for the remainder of 2009

David G. Gadda	45%

The actual Awards may be less than or greater than the target incentive amounts. The actual Awards depended on the achievement of predetermined financial goals and performance objectives and the exercise of the compensation committee’s discretion. The dollar amount of the threshold, target, and maximum Award payable to each of our Named Executive Officers is set out in the table found under “Grants of Plan-Based Awards.”

The annual financial goals required for each of our Named Executive Officers under our 2009 Incentive and Performance Plan were as follows:

		Requirement For	Requirement	Requirement
	Financial	Threshold	For	For Maximum
Officer	Criteria	Payment	Target Payment	Payment

Duane C. McDougall	100% Corporate EBITDA	$(31.0) million	$4.0 million	$59.0 million

Thomas E. Carlile	100% Corporate EBITDA	(31.0) million	4.0 million	59.0 million

Stanley R. Bell	25% Corporate EBITDA	(31.0) million	4.0 million	59.0 million
	37.5% BMD Division EBITDA	—	15.0 million	45.0 million
	37.5% BMD Division PRONWC	0%	6.0%	20.0%

Thomas A. Lovlien	25% Corporate EBITDA	(31.0) million	4.0 million	59.0 million
	75% Wood Products Division EBITDA	(15.0) million	5.0 million	30.0 million

Wayne M. Rancourt	100% Corporate EBITDA	(31.0) million	4.0 million	59.0 million

David G. Gadda	100% Corporate EBITDA	(31.0) million	4.0 million	59.0 million

EBITDA means, earnings before interest, taxes, depreciation, amortization, and depletion at the corporate or division level as indicated in the table above and adjusted in each case for special items. PRONWC means pretax return on net working capital adjusted for special items. The compensation committee believes that EBITDA adjusted for special items represents a financial measure that closely approximates the value delivered by management to the company’s equity owners and is a key measure of performance frequently used by the company’s debt holders. The compensation committee included PRONWC as a portion of Mr. Bell’s performance criteria because it reflects his division’s control of its working capital, which is a critical financial measure in the distribution business.

Stanley R. Bell was the only Named Executive Officer who earned an Award under the Award formulas of our 2009 Incentive and Performance Plan and no other Awards were made under the plan by the compensation committee through its exercise of its reserved discretion.

At its meeting in February 2010, our compensation committee confirmed the payment to one of our Named Executive Officers, Mr. Bell, of an Award under the plan that was calculated in accordance with the plan’s metrics. No other Named Executive Officers received payments under the 2009 plan.

2010 Variable Incentive Compensation

At the compensation committee’s meeting in February 2010, the committee approved the details of the company’s 2010 Incentive and Performance Plan. No changes were made to the plan document or the methods for calculating the financial criteria to be used in determining each Named Executive Officer’s Award under the plan. Financial criteria and target compensation for the Named Executive Officers were established as follows:

Officer	Financial Criteria	Target as a Percentage of Base Salary

Thomas E. Carlile	100% Corporate EBITDA	100% of base salary

Stanley R. Bell	25% Corporate EBITDA	55% of base salary
37.5% BMD Division EBITDA
37.5% BMD Division PRONWC

Thomas A. Lovlien	25% Corporate EBITDA	55% of base salary
75% Wood Products Division EBITDA

Wayne M. Rancourt	100% Corporate EBITDA	55% of base salary

David G. Gadda	100% Corporate EBITDA	45% of base salary

As in past years, the committee reserved broad discretion to adjust the formula payout of the annual incentive plan based on its perception of the performance of the company relevant to market conditions prevailing during the plan period, along with other factors it deems relevant, including the company’s performance compared to competitors and its ability to bear the cost of the payout.

2009 Bonus Payments

From time to time, the company may elect to grant an ad hoc bonus to one or more of the executive officers or other employees to recognize and reward exemplary performance providing value to the company that is not recognized by the structure of the company’s short-term incentive compensation plan. These bonus payments are not governed by any formal plan, and no executive officer has any contractual entitlement or expectation of any such payment. The amount and timing of the grant of any such bonus to Named Executive Officers are determined by the compensation committee at its sole discretion. No ad hoc bonuses were paid to any of our named Executive Officers as compensation for 2009.

Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)

We have two long-term incentive plans in place that affect the compensation of our executive officers:  The Management Equity Plan and the 2010 Cash Long-Term Incentive Plan. We offer these plans to ensure a long-term alignment of the interests of senior management with those of our equity investors and to provide an ongoing retention incentive to the participating executive officers and employees.

Management Equity Plan

Our principal equity owner is a private equity fund managed by Madison Dearborn Partners, LLC (MDP). MDP believes that the senior management of its portfolio companies should hold a personally significant interest in the equity of the portfolio company and maintain that ownership throughout the period of MDP’s ownership of the portfolio company. The purpose of this requirement is to maintain a close alignment between the interests of MDP, as the principal equity owner of the portfolio company, and the interests of the company’s senior management. The terms of these arrangements are structured uniquely to fit the conditions of each portfolio company, but the overriding philosophy is to encourage investment by key managers in the enterprise so their interests are aligned with those of MDP.

MDP implemented its management investment philosophy in our case through the creation of our Management Equity Plan. The compensation committee believes the Management Equity Plan aligns the interests of the Named Executive Officers and other management investors (the Management Investors) with those of the company’s equity investors. Under the terms of the Management Equity Plan, each executive officer has made a personally significant investment in the company or holds through his or her Series C equity units a personally significant equity interest in the company. With limited exceptions described below, he or she may be required to maintain that investment or interest for the same term as MDP maintains its investment in the company.

Shortly after the completion of our acquisition of the forest products and paper assets of OfficeMax (the Forest Products Acquisition), our parent company, Forest Products Holdings, L.L.C. (FPH) offered an opportunity to purchase its Series B equity units to each of 171 of the Management Investors. The Series B equity units were priced at $1.00 per unit, which was the same price paid by MDP for its investment in FPH made to fund the acquisition. If a Management Investor elected to purchase Series B equity units (which all of our executive officers and substantially all of the other offerees elected to do), he or she was also awarded a grant of the FPH Series C equity units. The Series B equity units are the voting common equity units of FPH. The Series C equity units are nonvoting equity units of FPH, which share in the appreciation in the value of FPH only after the holders of the Series B equity units have recovered a specified participation threshold. The participation threshold for Series C units issued in 2004 was $1.00 per outstanding Series B unit.

In 2006, an additional award of Series C equity units was made to a limited group of individuals, including one of our current Named Executive Officers and two of our independent directors. These Series C units had a participation threshold of $2.00 per outstanding Series B unit.

In 2009, a grant of Series C equity units was made to Mr. McDougall, with a participation threshold of $1.30 per unit. No purchase of Series B equity units was made by Mr. McDougall. The initial 2009 grant of Series C units to Mr. McDougall was 8,972,980 units. Upon Mr. McDougall’s resignation in August 2009, 2,900,854 of these units were forfeited.

As a result of employment terminations due principally to business unit divestitures and retirements, our Series B and Series C management equity units are now held by 59 of our key managers. The FPH Series B and Series C equity units currently held by our Named Executive Officers are disclosed in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

The 2004, 2006, and 2009 purchases and awards (and the subsequent ownership of the FPH Series B and Series C equity units so purchased or awarded) are governed by a series of Management Equity Agreements between FPH, MDP, and each of the Management Investors, which collectively constitute our Management Equity Plan.

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

2.               The Management Investor is required to sell his or her units in connection with a sale of FPH approved by MDP and may require that MDP cause a purchaser of all or any portion of the FPH equity units held by MDP to include in its purchase of MDP’s equity units the equity units of each of the Management Investors (or the applicable proportion thereof in the case of a purchase of less than all of the FPH equity units) at the same price and on the same terms as are provided to MDP (with due allowance for the relevant participation threshold applicable to Series C equity units).

3.               FPH may, but is not required to, purchase from the Management Investor his or her equity units upon termination of the Management Investor’s employment with the company (or service on the board of directors) at a formula price intended to approximate the fair market value of the equity units being repurchased (with due allowance for the relevant participation threshold applicable to Series C equity units). Unvested Series C units are forfeited upon termination of employment. The company’s current policy is that it does not repurchase the units of a Management Investor who leaves the company except where such repurchase is required of it by the terms of the Plan. A Management Investor may require the company to exercise its option to repurchase his or her equity units upon termination of employment with the company (or service on its board of directors) only if such termination arises from either (i) the death or permanent disability of the Management Investor or (ii) the sale of a division of the company.

4.               Series B units vested over a five-year period, which ended on December 31, 2009.

At December 31, 2009, 64.0% of the outstanding 2004 and 2006 Series C units held by active Employee Investors were vested. The remainder of such 2004 and 2006 Series C units will vest on December 31, 2010, provided that 51.5% of such remainder is subject to a performance vesting requirement, which will be determined at such date. The performance formula compares a hypothetical (or actual) rate of return obtained by an initial investor in the Series B units against a target rate of return as of December 31, 2010. If the vesting calculation is made in connection with a liquidity event for the Series B units, actual returns will be used in the calculation. Otherwise, the Series B units will be valued for purposes of the calculation at their fair market value.

The 2009 Series C units remaining outstanding after Mr. McDougall’s resignation are subject to a two-year vesting schedule, which ends on December 1, 2010. At year-end 2009, 54.11% of such remaining units were vested.

Accelerated vesting (in whole or in part) of any class or series of management equity units is provided for in the event of a sale of the company, an initial public offering, termination of a Management Investor’s employment due to sale of a division of the company, and upon death or disability of a Management Investor.

In contrast to many public company equity compensation plans, vesting does not, under our plan, necessarily create a liquidity opportunity for the Management Investor. Its only effect is on the valuation formulas that may be used when and if a liquidity event occurs.

2010 Long-Term Incentive Cash Plan

In October 2009, our compensation committee adopted our 2010 Cash Long-Term Incentive Plan (the LTIP). The terms of the LTIP contemplate the annual grant to participants by the company of an opportunity to earn a cash Award conditioned upon achievement of financial goals to be specified in each such opportunity. The plan provides that the identity of participants and the terms under which each year’s award are to be calculated and paid shall be set by the compensation committee and communicated to participants in a Long-Term Incentive Award Notification (Award Notice) with the resulting payments (the Award) to be calculated by the compensation committee once the company’s performance against the relevant financial criteria is determined.

In February 2010, the compensation committee approved Award Notices under the LTIP for a group of the company’s senior managers, including each of its Named Executive Officers. The Award Notices enable each such officer the opportunity to earn a cash Award determined on the basis of a target percentage of the officer’s base salary (as specified in the Award Notice) and the company’s 2010 achievement against corporate EBITDA goals set forth in the Award Notice. Awards for each officer range from a threshold of 50% of the target award through a maximum of 200% of target, depending on corporate EBITDA achieved for 2010. Although the amount of the cash Award will be determined on the basis of the company’s 2010 financial performance, the resulting Award will be paid in three equal installments, which will be payable no later than March 15, 2011, 2012, and 2013. To earn each installment of the award, a participant must remain an employee of the company through December 31 of the year preceding the due date of the payment (subject to the retirement provisions of the plan).

The target Awards for 2010, expressed as a percentage of base salary, for each of our Named Executive Officers, are disclosed in the table below:

Officer	Target Award as a Percentage of Base Salary

Thomas E. Carlile	100%
Thomas A. Lovlien	50%
Stanley R. Bell	50%
Wayne R. Rancourt	50%
David G. Gadda	40%

In considering the LTIP and the 2010 Award Notices, the compensation committee recognized that management’s ownership of Series B and Series C units under the Management Equity Plan will continue to provide an incentive that aligns management’s interests with those of the company’s equity owners. However, it also recognized that with the expiration of the vesting provisions of that structure, an additional long-term incentive component was required to maintain competitive compensation levels, provide a retention incentive, and provide adequate alignment of management’s and equity holders’ interests. In connection with its consideration of the LTIP and the 2010 Award Notices, the compensation committee was advised by a compensation consultant retained by it, Fredric W. Cook & Co., Inc. (FWC). For a description of the FWC analysis and its use by the compensation committee, see “Use of Market Data to Determine Amount and Allocation of Compensation” in this Compensation Discussion and Analysis.

Other Compensation and Benefit Plans

The company’s executive officers receive additional compensation in the form of payments, allocations, or accruals under various other compensation and benefit plans. These plans and benefits, which are described below, are provided to ensure that we are providing an aggregate compensation and benefits package competitive in the marketplace, thereby ensuring that we can attract and retain the management talent needed to achieve the company’s strategic objectives.

Defined Benefit Pension Benefits

We maintain a defined benefit pension plan, referred to as the Salaried Pension Plan, as well as supplemental pension plans for certain salaried employees, including five of the Named Executive Officers:  Messrs. Carlile, Bell, Lovlien, Rancourt, and Gadda. The Salaried Pension Plan is available only to employees who were employed by OfficeMax before November 2003. Accordingly, Mr. McDougall was not eligible to participate in the company’s pension plans.

Our Salaried Pension Plan entitles each vested employee to receive a pension benefit at normal retirement age equal to 1.25% of the average of the highest five consecutive years of compensation out of the last ten years of employment through December 31, 2009, multiplied by the participant’s years of service through December 31, 2003, plus 1% of the average of such benchmark compensation level multiplied by the participant’s years of service from December 31, 2003, through December 31, 2009. Under the Salaried Pension Plan, “compensation” is defined as the employee’s taxable base salary plus any taxable amounts earned under our annual variable incentive compensation programs. Benefits are computed on a straight-line annuity basis and are not offset by Social Security or other retirement-type benefits. An employee is 100% vested in his or her pension benefit after five years of unbroken service.

If an employee is entitled to a greater benefit under the Salaried Pension Plan formula than the Internal Revenue Code allows for tax-qualified plans, or if income is not taxed (and therefore not counted for purposes of benefit amount calculation under the qualified defined benefit plan) due to deferral under the company’s deferred compensation plan, the excess benefits will be paid from the company’s general assets under our unfunded nonqualified Supplemental Pension Plan (SUPP).

Under our unfunded nonqualified Supplemental Early Retirement Plan (SERP), an officer is eligible for benefits under the plan if he or she:  (i) was an officer of OfficeMax immediately prior to Madison Dearborn Partners’ acquisition of the forest products and paper assets from OfficeMax (the Forest Products Acquisition); (ii) is 55 years old or older (or 58 years old or older for officers elected on or after June 1, 2004, and before October 29, 2004); (iii) has ten or more years of service; (iv) has served as an officer for at least five full years; and (v) retires before the age of 62. Eligible officers retiring prior to age 62 receive an early retirement benefit from the SERP which, in combination with their benefit under the Salaried Pension Plan and the SUPP, equals the benefit calculated under the Salaried Pension Plan and the SUPP, without reduction due to the officer’s early retirement. Benefits payable under the SERP are offset in part by benefits payable under a similar plan maintained by OfficeMax. Mr. Carlile is currently eligible for early retirement under the SERP. Mr. Lovlien and Mr. Rancourt will become eligible for benefits under the SERP when they reach age 55 and 58, respectively. Mr. Bell’s age permits him to retire with unreduced benefits under our qualified salaried pension plan and the SUPP, and accordingly, he does not participate in the SERP. Mr. Gadda does not participate in the SERP because he was not an officer of OfficeMax immediately prior to MDP’s acquisition of the company.

Two events noted above in “Summary of Key Events and Drivers” of this Compensation Discussion and Analysis had a significant impact on the company’s defined benefit pension plans for its executive officers. First, the compensation committee made a decision to freeze the company’s salaried pension plans effective December 31, 2009. The mechanics of the freeze are included in the description of the qualified defined benefit pension plan provided above. Since the benefit formulas in the SUPP and SERP track the qualified plan formulas, the benefit freeze also affected those plans. As with the qualified plan, the freeze did not impact the calculation of benefits under the SUPP and SERP in 2009 but will do so going forward.

The second major event occurring during 2009 relative to the company’s defined benefit pension plan was the determination that its nonqualified defined benefit pension plans (the SUPP and the SERP) were impacted by the company’s status as a disqualified entity under Internal Revenue Code Section 457A. At the compensation committee’s October 2009 meeting, management advised the committee that, after extensive review, it had determined the company was a disqualified entity under Section 457A. As a result, increases in the value to participants in the SUPP and the SERP occurring during 2009 would be taxable to the participants, even though no distribution would be made to such individuals during 2009. In response, the committee voted to modify the SUPP and SERP to provide that a distribution would be made to participants prior to year-end 2009 of the amount made taxable to each participant by Section 457A. Such distributions will be offset against benefits payable to participants upon their retirement. These amounts were distributed in December 2009.

401(k) Plan

The company maintains a 401(k) defined contribution savings plan for all of its U.S. salaried employees, including its Named Executive Officers. Under the plan, eligible employees electing to participate may contribute up to 25% of their pretax income, subject to IRS rules limiting an individual’s total contributions and the application of IRS tests designed to ensure that the plan does not discriminate in favor of highly compensated employees.

Prior to April 1, 2009, the company provided a matching contribution for eligible participants of $0.70 for each employee dollar contributed up to 6% of the employee’s eligible compensation. Due to extreme adverse conditions in the company’s product markets, the company suspended this matching contribution effective April 1, 2009.

For eligible employees not participating in our defined benefit pension plan (i.e., those hired on or after November 1, 2003, including Mr. McDougall), the company provided an additional discretionary match. The amount of this discretionary match is announced each year and may vary from year to year. The discretionary match for 2009 under this program was $0.30 on each $1.00 contributed up to the first 6% of eligible compensation. The company has announced that this match will not be continued in 2010.

The company and the compensation committee recognized that the decision to eliminate the company’s matching contributions may impair the company’s ability to attract and retain talented employees but believed that the action was necessary on at least a temporary basis to respond to extreme adverse conditions in the company’s product markets. In response to this concern, the company has recently announced a redesign of the company contribution provisions to the salaried 401(k) plan. Under the redesign, the company will provide a contribution to each salaried employee’s 401(k) account for each pay period in an amount equal to 4% of the employee’s eligible wages (base salary and short-term incentive compensation) for such period. In addition, in years in which the company’s EBITDA exceeds specified targets, it will contribute an additional amount to each employee’s 401(k) account, which will range from zero to 4% of the employee’s eligible wages, depending on the affected employee’s number of service years. All of our Named Executive Officers will participate in the redesigned plan. However, the company has advised all salaried employees that it will not implement the new plan until the company, in its discretion, has determined that there is strong evidence of a sustained economic recovery in its product markets. The company has advised all salaried employees that the revised 401(k) company contribution described above became effective March 1, 2010.

Nonqualified Deferred Compensation

Our Deferred Compensation Plan is an unfunded nonqualified defined contribution plan. Under the plan, participating employees may irrevocably elect each year to defer receipt of a portion of their base salary and incentive compensation. A participant’s account is credited with imputed interest at a rate equal to 130% of Moody’s Composite Average of Yields on Corporate Bonds. In addition, participants may elect to receive their company-matching contribution in our Deferred Compensation Plan in lieu of any matching contribution in our 401(k) savings plan. Participants may receive payment of their deferred compensation plan balance in a lump sum or in monthly installments over a specified period of years following the termination of their employment with the company.

During 2009, management determined that its Deferred Compensation Plan was impacted by the company’s status as a disqualified entity under Internal Revenue Code Section 457A. At the compensation committee’s October 2009 meeting, management advised the committee that amounts deferred during 2009, company contributions to the plan made in lieu of contributions to the 401(k) plan, and interest earned on those amounts during the year would be taxable to the participants, even though no distribution would be made to such individuals during 2009. As a result, the committee voted to modify the Deferred Compensation Plan to provide that a distribution to participants would be made prior to year-end 2009 of the amount made taxable to each participant by Section 457A. Such distribution will be offset against benefits payable under the plan to participants upon their retirement. These amounts were distributed in December 2009. For so long as the company remains a disqualified entity under Section 457A, no further compensation deferrals will be made under the plan.

Agreements With, and Potential Payments to, Named Executive Officers

The following summaries provide a description of the formalized agreements we have entered into with our Named Executive Officers covering the terms of their employment and/or potential severance benefits.

Duane C. McDougall

The company, acting through its principal subsidiary, Boise Cascade, L.L.C., entered into an Employment Agreement with Mr. McDougall on November 20, 2008, pursuant to which he served as our chairman and chief executive officer. Mr. McDougall’s Employment Agreement was amended in February 2009 and further amended upon his resignation from the position of chief executive officer in August 2009. Pursuant to the terms of the agreement, as amended (the Agreement), Mr. McDougall received an annual base salary of $808,250 per year until his resignation date of August 16, 2009. In addition to base salary, Mr. McDougall’s contract established his target for the annual Short-Term Incentive Award under our annual Incentive and Performance Plan at 100% of his base salary. The Second Amendment to Employment Agreement reduced Mr. McDougall’s base salary to $180,000 per year (effective as of August 16, 2009), prorated his participation in the company’s 2009 short-term incentive plan as of August 16, 2009, and provided that he would not participate further in any of the company’s incentive compensation plans. The amendment also provides that the Agreement may be terminated by either party on 30 days’ notice.

Prior to Mr. McDougall’s resignation, we provided him, at our cost, the use of a furnished condominium in Boise, Idaho, and reimbursed his travel costs from his home to his place of work in Boise, Idaho. To the extent these benefits result in any increase in Mr. McDougall’s net taxable income, we have agreed to pay him a gross-up payment to cover any additional tax liability for which he may be responsible.

In addition, at the time of commencement of his employment, Mr. McDougall entered into a Management Equity Agreement with our parent company, FPH, and our principal equity investor, Madison Dearborn Partners, LLC. The terms of the agreement are substantially the same as, and consistent with, the other Management Equity Agreements described in “Long-Term Incentive

Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)” of this Compensation Discussion and Analysis. On February 20, 2009, Mr. McDougall was awarded 8,972,980 Series C equity units issued by our parent company, Forest Products Holdings, L.L.C. The agreement governing this grant of units was modified concurrently with his August 2009 resignation to confirm that 2,900,854 of such units were forfeited and that, of the 6,072,126 Series C units remaining, 3,171,272 were vested and 2,900,854 remain subject to time vesting under the vesting schedule ending December 1, 2010, provided for in the original agreement. The agreement also confirmed that it had no effect on the vesting of the 400,000 Series C units awarded him under a separate Directors Equity Agreement entered into in 2006.

Severance Agreements with Messrs. Carlile, Bell, Lovlien, Rancourt, and Gadda

The company is a party to severance agreements with each of its executive officers entered into in February 2008, including Messrs. Bell, Carlile, Lovlien, Rancourt, and Gadda. The severance agreements are effective for three years, provided that on the second anniversary and each anniversary thereafter, the term of each severance agreement is automatically extended for an additional year unless the company gives 60 days’ prior notice stating otherwise. Notice was not given prior to the second anniversary date in February 2010. Accordingly, the term of such agreements has now been extended to February 22, 2012.

The severance agreements provide that in the event of a “qualifying termination” (meaning any termination with the exception of (i) a termination by the company for cause or disability, (ii) a termination by the employee other than for good reason, or (iii) termination as a result of the employee’s death), an employee will be entitled to receive (a) his or her full base salary through the date of termination, a short-term incentive plan payment for the year of termination based on the plan’s actual payout for the year and prorated to reflect the portion of the year expired, and all other compensation to which he or she is then entitled; (b) a lump-sum severance payment equal to one or two times the sum of such employee’s annual base salary plus target annual incentive bonus for the year in which the termination occurs; and (c) a lump-sum amount equal to the value of such employee’s unused and accrued time off, less any advanced time off. Additionally, the severance agreements provide, in the event of a qualifying termination, for full maintenance of healthcare and insurance benefits for a period of 12 or 18 months following the termination date (subject to payment of required contributions), payment of the premium under the company’s Supplemental Life Plan for 12 or 24 months following the termination date and, if applicable, receipt of the monthly benefit that such employee would have been entitled to receive under the SERP. The higher levels of severance benefits are reserved for those Named Executive Officers at the level of senior vice president and higher (Messrs. Carlile, Lovlien, Bell, and Rancourt).

The severance agreements provide that in the event of a termination that is not a qualifying termination, such employee will be entitled to receive his or her full base salary through the date of termination, plus all other compensation to which he is then entitled. In the event of a failure to perform duties as a result of incapacity due to physical or mental illness or injury, such employee will be entitled to continue to receive his full base salary until such time as his employment is terminated due to disability. No severance payments or continuation of healthcare benefits beyond the date of termination are provided for under such circumstances.

In consideration of the severance payments as described above, each severance agreement contains, with respect to each employee party thereto, confidentiality and nonsolicitation provisions, as well as a provision for general release of all claims against the company and its affiliates, as a condition to payment of benefits under the severance agreement.

Retention Agreements with Messrs. Lovlien and Bell

In October 2009, the company entered into Retention Award Agreements with Messrs. Bell and Lovlien. Each of these agreements provides that the officer may, by maintaining his employment with the company through a specified vesting date, earn a cash award equal to his base salary at the time of vesting of the award. The vesting date specified in the agreements is October 31, 2011, for Mr. Bell and December 31, 2012, for Mr. Lovlien. Each agreement provides that if the individual’s employment terminates prior to the vesting date due to death or permanent disability, a prorated award will vest on and be payable within 90 days after such termination, and that if employment is terminated due to a sale of the company or of the division which such officer heads, or for reasons other than a disciplinary reason, the full amount of the award will vest upon such termination and be payable within 90 days thereafter.

Salaried Employee Life Insurance Plan and Supplemental Life Plan

The company maintains two plans under which company-paid life insurance is made available to its officers. Under its Salaried Employee Life Insurance Plan, the company provides, at its expense during each salaried employee’s period of employment, life insurance in an amount equal to the employee’s base salary. All of our named executive officers, except Messrs. Carlile, Bell, and Lovlien, participate in this plan.

Messrs. Carlile, Bell, and Lovlien participate in our officers’ Supplemental Life Plan, under which a company-paid life insurance benefit during employment is provided in an amount equal to two times the officer’s base salary. The plan also provides a postretirement benefit for such officers equal to one times their final base salary.

Amounts paid by the company for the coverage provided to each of our Named Executive Officers is reported in the column titled “All Other Compensation” in the “Summary Compensation Table” below.

Compensation Committee Report

Our compensation committee has reviewed and discussed with our management the Compensation Discussion and Analysis set forth above. Based on the review and discussion, our compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2009.

By the compensation committee:

Samuel M. Mencoff, Chair

John W. Madigan

Thomas S. Souleles

Duane C. McDougall

Summary Compensation Table

The following table presents compensation information for Messrs. McDougall, Carlile, Lovlien, Bell, Rancourt and Gadda for 2009, 2008, and 2007 to the extent each of them served as one of our Named Executive Officers during each of such years:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)

Duane C. McDougall	2009	$572,656	$—	$3,023,894	$—	$842	$66,044	$3,663,436
Chairman of the Board and Chief Executive Officer	2008	66,667	—	—	28,000	—	86	94,753

Thomas E. Carlile	2009	550,000	—	—	—	210,543	28,901	789,444
Chief Executive Officer	2008	460,000	50,000	—	125,580	524,386	43,354	1,203,320
	2007	451,250	—	—	277,891	412,353	41,659	1,183,153

Stanley R. Bell	2009	420,000	—	—	163,505	136,941	45,041	765,487
President, Building	2008	414,333	—	—	160,000	732,242	46,126	1,352,701
Materials Distribution	2007	377,500	46,000	—	154,000	372,061	45,142	994,703

Thomas A. Lovlien	2009	420,000	—	—	—	239,331	28,847	688,178
President, Wood Products	2008	414,333	97,020	—	—	421,618	43,542	976,513
Manufacturing	2007	372,500	6,096	—	193,904	238,793	38,416	849,709

Wayne M. Rancourt	2009	303,125	—	—	—	136,135	8,415	447,675
Sr. Vice President, Chief Financial Officer and Treasurer

David G. Gadda	2009	300,000	—	—	—	183,026	9,973	492,999
Vice President and General Counsel	2008	292,917	30,000	—	56,700	182,745	18,278	580,640

(1)                                  Includes amounts deferred under our savings plan and Deferred Compensation Plan, including company matching payments. See “401(k) Plan” and “Nonqualified Deferred Compensation” under “Other Compensation and Benefit Plans” in “Compensation Discussion and Analysis” for a description of these plans. The following amounts initially deferred under the Deferred Compensation Plan during 2009 were distributed to the officer making the deferral during December 2009, pursuant to an amendment to the Deferred Compensation Plan required to avoid taxation of undistributed amounts under Section 457A of the Internal Revenue Code.

Name	Amount Deferred and Refunded

Duane C. McDougall	$34,359

Thomas E. Carlile	43,535

Stanley R. Bell	58,000

Thomas A. Lovlien	51,702

Wayne M. Rancourt	23,706

David G. Gadda	38,670

The foregoing amounts are included in the distributions from the Deferred Compensation Plan reported in the table contained in “Nonqualified Deferred Compensation.”

(2)                                  Includes amounts deferred under our savings plan and Deferred Compensation Plan. See “401(k) Plan” and “Nonqualified Deferred Compensation” under “Other Compensation and Benefit Plans” in “Compensation Discussion and Analysis” for a description of these plans.

(3)                                  The amounts reported for Mr. McDougall reflect the aggregate grant-date fair value for the 2009 Series C units awarded him in February 2009, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718, Compensation — Stock Compensation, determined in accordance with the assumptions made in such valuation as described in Note 13, Long-Term Incentive Compensation Plans, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. The value reported is based on the full number of Series C equity units awarded to Mr. McDougall and does not reflect the forfeiture of 2,900,854 units upon his resignation from the position of chief executive officer in August 2009.

(4)                                  Represents payments of Awards under our annual variable Incentive and Performance Plan. The specific financial goals and performance objectives at corporate and business unit levels of the Performance Plan are described under “Annual Variable Incentive Compensation (Incentive and Performance Plan)” in “Compensation Discussion and Analysis.” Includes amounts deferred under our savings plan and Deferred Compensation Plan. See “401(k) Plan” and “Nonqualified Deferred Compensation” under “Other Compensation and Benefit Plans” in “Compensation Discussion and Analysis” for a description of these plans.

(5)                                  Amounts disclosed in this column include the following:

Name	Year	Change in Pension Value(a)	Nonqualified Deferred Compensation Earnings(b)

Duane C. McDougall	2009	$—	$842
	2008	—	—

Thomas E. Carlile	2009	199,065	11,478
	2008	516,417	7,969
	2007	407,581	4,772

Stanley R. Bell	2009	112,841	24,101
	2008	714,300	17,942
	2007	360,458	11,603

Thomas A. Lovlien	2009	226,186	13,145
	2008	412,475	9,143
	2007	233,258	5,535

Wayne M. Rancourt	2009	129,962	6,173

David G. Gadda	2009	173,541	9,485
	2008	176,210	6,535

(a)                            Mr. McDougall was not eligible to participate in the company’s pension plans. The amounts reported for Messrs. Carlile, Bell, Lovlien, Rancourt, and Gadda reflect the actuarial increase in the present value of their benefits under all pension plans established by the company using interest rate and mortality rate assumptions consistent with those used in the company’s financial statements, including amounts which were distributed to such officers pursuant to amendments made to the SUPP and the SERP, which provided for distribution in December 2009 of amounts earned by participants in the SUPP and the SERP during 2009 to the extent such amounts were taxable pursuant to Section 457A. The amounts distributed are reported in the table found in “Pension Benefits.”

(b)                           The amounts reported for Messrs. McDougall, Carlile, Bell, Lovlien, Rancourt, and Gadda reflect the above-market portion of the interest earned on deferred compensation during the years in which they were Named Executive Officers. A portion of such above-market interest was distributed to such officers pursuant to amendments made to the Deferred Compensation Plan, which provided for distribution in December 2009 of amounts earned by participants in the plan during 2009 to the extent such amounts were taxable pursuant to Section 457A:

Name	Above-Market Earnings Refunded

Duane C. McDougall	$842

Thomas E. Carlile	1,028

Stanley R. Bell	1,327

Thomas A. Lovlien	1,076

Wayne M. Rancourt	572

David G. Gadda	838

The foregoing amounts are included in the distributions from the Deferred Compensation Plan reported in the table contained in “Nonqualified Deferred Compensation.”

(6)                                  Amounts disclosed in this column include the following:

Name	Year	Company- Matching Contributions to Savings and Deferred Compensation Plans(a)	Company-Paid Portion of Executive Officer Life Insurance(b)	Reportable Perquisites(c)	Tax Reimbursements and Gross-ups

Duane C. McDougall	2009	$18,794	$1,619	$30,175	$15,456

Thomas E. Carlile	2009	12,204	15,234	—	1,463

Stanley R. Bell	2009	11,130	33,111	—	800

Thomas A. Lovlien	2009	8,485	18,997	—	1,365

Wayne M. Rancourt	2009	6,750	1,140	—	525

David G. Gadda	2009	6,791	2,364	—	818

(a)                                  See “401(k) Plan” and “Nonqualified Deferred Compensation” under “Other Compensation and Benefit Plans” in “Compensation Discussion and Analysis” for a description of these plans. All of the company contributions to our deferred compensation plans reported in this column were distributed during December 2009, pursuant to an amendment to the Deferred Compensation Plan required to avoid taxation of undistributed amounts under Section 457A of the Internal Revenue Code. Such distributions are included in the distributions from the Deferred Compensation Plan reported in the table contained in “Nonqualified Deferred Compensation.”

(b)                                 See “Salaried Employee Life Insurance Plan and Supplemental Life Plan” under “Other Compensation and Benefit Plans” in “Compensation Discussion and Analysis” for a description of the company-paid life insurance plans under which these costs were incurred.

(c)                                  The company’s cost for various perquisites provided to our Named Executive Officers other than Mr. McDougall are not reflected because they were in each case less than $10,000. Mr. McDougall’s perquisites and the company’s expenditures on them consisted of (i) tax planning and return preparation services; (ii) family and personal travel; and (iii) Boise, Idaho housing.

Grants of Plan-Based Awards

Equity Awards

The only Named Executive Officer who received a grant of equity interests during 2009 was Duane C. McDougall. The reportable information concerning Mr. McDougall’s award was as follows:

2009 Equity Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (# Series C Equity units)(1)	Grant-Date Fair Value of Stock and Option Awards ($)(2)

Duane C. McDougall	February 20, 2009	8,972,980	$3,023,894

(1)                                  The equity units reported were issued by our parent company, Forest Products Holdings, L.L.C. (FPH), pursuant to a Management Equity Agreement between FPH and Mr. McDougall dated November 20, 2008. See “Management Equity Plan” under “Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)” in “Compensation Discussion and Analysis” for a description of the 2009 Series C units. The number of units held by Mr. McDougall was reduced to 6,072,126 units by the forfeiture that occurred upon Mr. McDougall’s resignation from the position of chief executive officer in August 2009.

(2)                                  The grant-date fair value for the award of Series C equity units granted to Mr. McDougall in 2009 covers the full amount of units issued to him in February 2009, valued in accordance with FASB ASC Topic 718, using the assumptions utilized by the company for its financial statements. See Note 13, Long-Term Incentive Compensation Plans, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Non-Equity Awards

The following table reflects the potential threshold, target, and maximum incentive Awards for the Named Executive Officers possible for 2009 under our Annual Variable Incentive and Performance Plan. For further information on the terms of these incentive awards, refer to “Annual Variable Incentive Compensation (Incentive and Performance Plan)” in “Compensation Discussion and Analysis.” The Named Executive Officers’ actual incentive Awards earned in 2009 are shown in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table.” All Awards earned under this plan were paid in February of 2010.

Estimated Future Payouts Under

Non-Equity Incentive Plan Awards

Name	Grant Date	Threshold	Target	Maximum

Duane C. McDougall(1)	8/11/09	$0	$500,000	$1,125,000

Thomas E. Carlile	8/11/09	0	550,550	1,238,738

Stanley R. Bell	8/11/09	0	231,000	519,750

Thomas A. Lovlien	8/11/09	0	231,000	519,750

Wayne M. Rancourt	8/11/09	0	171,150	385,088

David G. Gadda	8/11/09	0	135,000	303,750

(1)        Mr. McDougall’s payment formula was prorated to reflect 7.5 months of participation during 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects the number of the Named Executive Officers’ 2004 Series C equity units, 2006 Series C equity units, and 2009 Series C equity units that had not vested as of December 31, 2009:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested ($)(1)

Duane C. McDougall	3,045,048	$841,248
Thomas E. Carlile	863,700	509,583
Stanley R. Bell	691,035	407,711
Thomas A. Lovlien	306,764	180,991
Wayne M. Rancourt	121,476	71,671
David G. Gadda	219,881	44,655

(1)                                  Because these units are not publicly traded, there was no ascertainable market value for the units. Accordingly, the values reflect the amount which would have been payable under the terms of the Management Equity Plan if the Named Executive Officer’s employment were terminated as of December 31, 2009, other than for cause and the company elected to exercise its repurchase option under the plan.

For a discussion of the rules of the plan governing vesting of the equity units described above, see “Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)” in “Compensation Discussion and Analysis.”

Option Exercises and Stock Vested

The following table reflects the number of the Named Executive Officers’ 2004 Series C equity units and 2006 Series C equity units that vested during 2009:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Duane C. McDougall	3,241,261	$919,669
Thomas E. Carlile	419,243	247,353
Stanley R. Bell	335,428	197,902
Thomas A. Lovlien	148,905	87,854
Wayne M. Rancourt	58,969	34,792
David G. Gadda	106,733	21,679

(1)                                  Because these units are not publicly traded, there was no ascertainable market value for the units on the vesting date. Accordingly, the values reflect amounts which would have been payable under the terms of the Management Equity Plan if the Named Executive Officer’s employment were terminated other than for cause and the company elected to exercise its repurchase option under the plan. None of these amounts were in fact realized.

For a discussion of the rules of the plan governing vesting of the equity units described above, see “Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)” in “Compensation Discussion and Analysis.”

Pension Benefits

The following table reflects the present value of accumulated benefits payable to Messrs. Carlile, Bell, Lovlien, Rancourt, and Gadda, including the number of years of service credited to each of them, and amounts actually distributed to them during 2009 under the Salaried Pension Plan, the SUPP, and the SERP. Mr. McDougall was not eligible to participate in the company’s pension plans. Mr. Bell did not participate in the SERP because he has exceeded the maximum age under which benefits are payable under that plan. Mr. Gadda does not participate in the SERP because he was not an officer of OfficeMax prior to the Forest Products Acquisition.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)(3)

Duane C. McDougall	Salaried Pension Plan	—	$—	$—
	SUPP	—	—	—
	SERP	—	—	—

Thomas E. Carlile	Salaried Pension Plan	37	1,103,196	—
	SUPP	37	1,061,670	17,214
	SERP	37	728,137	—

Stanley R. Bell	Salaried Pension Plan	39	1,789,804	—
	SUPP	39	1,379,703	48,581
	SERP	39	—	—

Thomas A. Lovlien	Salaried Pension Plan	31	568,522	—
	SUPP	31	527,905	23,612
	SERP	31	693,793	—

Wayne M. Rancourt	Salaried Pension Plan	25	263,226	—
	SUPP	25	104,231	24,320
	SERP	25	192,522	—

David G. Gadda	Salaried Pension Plan	34	621,583	—
	SUPP	34	459,823	38,439
	SERP	34	—	—

(1)                                  Number of years credited service for Messrs. Carlile, Bell, Lovlien, Rancourt, and Gadda include amounts attributable to employment with OfficeMax prior to the Forest Products Acquisition.

(2)                                  These values were calculated on the same basis and using the same assumptions used in the company’s financial statements except that the assumed retirement age for Messrs. Carlile, Lovlien, and Rancourt were the later of their current age or the earliest age at which they could qualify for retirement under the SERP. See Note 12, Retirement and Benefit Plans, of the Notes to consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Mr. Gadda’s accumulated benefit under the Salaried Pension Plan and the SUPP is net of an offset equal to his accumulated benefit through November of 1994 when he resigned from the predecessor company, OfficeMax, to join a Canadian affiliate which assumed his pension obligations accrued through such date. When Mr. Gadda rejoined OfficeMax in 1997, his service prior to November 1994 was credited subject to the offset.

(3)                                  Distributions to Messrs Carlile, Lovlien, Bell, Rancourt, and Gadda during 2009 were made pursuant to an amendment to the company’s SUPP and its SERP, under which amounts earned pursuant to such plans during 2009 would have been subject to tax under Section 457A of the Internal Revenue Code. Distributions were made in December 2009.

For more information concerning our pension plans, see “Defined Benefit Pension Benefits” under “Other Compensation and Benefit Plans” in “Compensation Discussion and Analysis.”

Nonqualified Deferred Compensation

All of our Named Executive Officers participated in our Deferred Compensation Plan during 2009, and all such officers elected to have matching contributions available under our 401(k) plan made to the deferred compensation plan. The matching contribution for each Named Executive Officer was equal to $0.70 on the dollar up to the first 6% of eligible compensation earned through April 1, 2009. In addition, Mr. McDougall received an additional matching contribution equal to $0.30 for each dollar contributed up to the first 6% of his eligible compensation. This company contribution was available to all salaried employees who, like Mr. McDougall, were not eligible for our defined benefit pension plan.

Name	Executive Contributions in Last FY ($)(1)	Company Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate withdrawals/ Distributions ($)(4)	Aggregate Balance at FYE ($)(5)

Duane C. McDougall	$34,359	$18,794	$2,148	$55,302	$55,302

Thomas E. Carlile	43,535	12,204	27,465	58,311	386,139

Stanley R. Bell	58,000	11,130	57,574	72,453	786,892

Thomas A. Lovlien	51,702	8,485	31,471	62,908	441,524

Wayne M. Rancourt	23,706	6,750	14,776	31,888	208,616

David G. Gadda	38,670	6,791	22,709	47,571	318,842

(1)                                  These amounts are included, as applicable, in the “2009 Salary” column, the “2009 Bonus” column, or the “2009 Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

(2)                                  These amounts are included in the “2009 All Other Compensation” column of the “Summary Compensation Table.”

(3)                                  The above-market portion of these amounts is included in the “2009 Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the “Summary Compensation Table.”

(4)                                  Amounts reported in this column consisted of distributions made pursuant to an amendment to the Deferred Compensation Plan, under which distributions were made in December 2009 of amounts earned due to 2009 service that were contributed to the plan by participants or the company, together with any interest earned on such amounts, to the extent such amounts were taxable under Section 457A.

(5)                                  Amounts reported in this column, which are net of the distribution disclosed in the prior column, are disclosed in the “Summary Compensation Table” of this Form 10-K and in the “Summary Compensation Table” of prior years’ Form 10-Ks (depending on when such compensation was earned) or, in respect to earnings on such account not in excess of market rates, in this “Nonqualified Deferred Compensation” table and in “Nonqualified Deferred Compensation” tables of prior years’ Form 10-Ks to the extent that the Named Executive Officer was a Named Executive Officer in the year in which such compensation was earned.

For more information concerning our nonqualified deferred compensation plan, see “Nonqualified Deferred Compensation” under “Other Compensation and Benefit Plans” in “Compensation Discussion and Analysis.”

Agreements With, and Potential Payments to, Named Executive Officers on Termination of Employment

The following tables reflect an estimate of the compensation the company would have been required to pay in the event of termination of these employees with the company due to:

•                  Voluntary termination with good reason;

•                  Involuntary termination without cause;

•                  For cause termination or voluntary termination without good reason;

•                  Death; or

•                  Disability

The amounts shown for Messrs. Carlile, Bell, Lovlien, Rancourt, and Gadda assume that such termination was effective as of December 31, 2009. The actual amounts the company would have been required to pay on other dates may only be determined at the time of separation from the company and will accordingly vary from those disclosed here, which are based on a hypothetical December 31, 2009, termination. The amounts disclosed here do not include amounts earned by the executive officer through that time as base salary, any bonuses approved by the committee prior to that date, and payments earned prior to that date as Awards earned during 2009 pursuant to our 2009 Incentive and Performance Plan, nor do they include amounts payable pursuant to the 401(k), deferred compensation, or pension plans. Such amounts are not included because neither their amount nor the timing of their payment is affected by the fact or the nature of the termination of employment. Disclosure of amounts earned during 2009 as base salary, bonuses, and Awards under the 2009 Incentive and Performance Plan may be found in the “Summary Compensation Table.” Pension benefits and deferred compensation arrangements are described under the headings “Pension Benefits” and “Nonqualified Deferred Compensation,” respectively.

The amounts reported for Mr. McDougall reflect amounts actually paid to him as a result of his August 2009 resignation of his position as chief executive officer.

The availability of severance payments and continued healthcare and insurance benefits beyond termination of employment is contractually conditioned for each of our Named Executive Officers on their provision to the company of a release of claims arising from their employment and the termination thereof and their performance of contractual confidentiality, nonsolicitation, and nondisparagement obligations contained in their employment or severance agreements with the company as well as payment of applicable contributions for healthcare and insurance benefits. The payments described in the tables and textual materials that follow are provided for, with respect to Mr. McDougall, by his Employment Agreement; with respect to Messrs. Lovlien and Bell, by the terms of their Severance Agreements and their Retention Award Agreements with the company; with respect to Messrs. Carlile, Rancourt, and Gadda, by their Severance Agreements with the company; and for all such Named Executive Officers, by the terms of the Management Equity Plan. For a description of these contractual arrangements, see “Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)” and “Agreements With, and Potential Payments to, Named Executive Officers” in “Compensation Discussion and Analysis.”

Duane C. McDougall

Mr. McDougall’s resignation from his position as chief executive officer was a voluntary termination without good reason, as defined in his Employment Agreement. Under the terms of his Employment Agreement, Mr. McDougall received no additional compensation beyond payment of base salary earned through the effective date of his termination. He also receives ongoing compensation for serving as the chairman of our board of directors. For 2009, such ongoing compensation is included in the compensation reported in the “Summary Compensation Table.”

Thomas E. Carlile

Benefit	Voluntary Termination With Good Reason	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Death	Disability

Base salary (2 x base salary of $700,000)	$1,400,000	$1,400,000	$—	$—	$—

Incentive and Performance Plan (2 x target 100% Award)	1,400,000	1,400,000	—	—	—

Insurance premiums — term life (for 24 months)	30,468	30,468	—	—	—

Insurance — healthcare, disability, and accident (for 18 months)	11,113	11,113	—	—	—

Financial counseling (for 18 months)	7,500	7,500	—	—	—

Unused paid time off (80 hours)	26,923	26,923	26,923	26,923	26,923

Repurchase of management equity units	—	—	—	1,846,842	1,846,842

TOTAL	$2,876,004	$2,876,004	$26,923	$1,873,765	$1,873,765

Stanley R. Bell

Benefit	Voluntary Termination With Good Reason	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Death	Disability

Base salary (2 x base salary of $420,000)	$840,000	$840,000	$—	$—	$—

Incentive and Performance Plan (2 x target 55% Award)	462,000	462,000	—	—	—

Retention Agreement Payment (1 x base salary of $420,000)	—	420,000	—	71,822	71,822

Insurance premiums — term life (for 24 months)	66,221	66,221	—	—	—

Insurance — healthcare, disability, and accident (for 18 months)	11,113	11,113	—	—	—

Financial counseling (for 18 months)	7,500	7,500	—	—	—

Unused paid time off (168 hours)	33,923	33,923	33,923	33,923	33,923

Repurchase of management equity units	—	—	—	1,526,659	1,526,659

TOTAL	$1,420,757	$1,840,757	$33,923	$1,632,404	$1,632,404

Thomas A. Lovlien

Benefit	Voluntary Termination With Good Reason	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Death	Disability

Base salary (2 x base salary of $420,000)	$840,000	$840,000	$—	$—	$—

Incentive and Performance Plan (2 x target 55% Award)	462,000	462,000	—	—	—

Retention Agreement Payment (1 x base salary of $420,000)	—	420,000	—	46,969	46,969

Insurance premiums — term life (for 24 months)	37,994	37,994	—	—	—

Insurance — healthcare, disability, and accident (for 18 months)	9,943	9,943	—	—	—

Financial counseling (for 18 months)	7,500	7,500	—	—	—

Unused paid time off (328 hours)	66,231	66,231	66,231	66,231	66,231

Repurchase of management equity units	—	—	—	736,214	736,214

TOTAL	$1,423,668	$1,843,668	$66,231	$849,414	$849,414

Wayne M. Rancourt

Benefit	Voluntary Termination With Good Reason	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Death	Disability

Base salary (2 x base salary of $350,000)	$700,000	$700,000	$—	$—	$—

Incentive and Performance Plan (2 x target 55% Award)	385,000	385,000	—	—	—

Insurance — life and AD&D (for 18 months)	16,801	16,801	—	—	—

Financial counseling (for 18 months)	7,500	7,500	—	—	—

Unused paid time off (196 hours)	32,981	32,981	32,981	32,981	32,981

Repurchase of management equity units	—	—	—	292,852	292,852

TOTAL	$1,142,282	$1,142,282	$32,981	$325,833	$325,833

David G. Gadda

Benefit	Voluntary Termination With Good Reason	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Death	Disability

Base salary (1 x base salary of $300,000)	$300,000	$300,000	$—	$—	$—

Incentive and Performance Plan (1 x target 45% Award)	135,000	135,000	—	—	—

Insurance — healthcare, disability, and accident (for 12 months)	9,617	9,617	—	—	—

Financial counseling (for 12 months)	5,000	5,000	—	—	—

Unused paid time off (60 hours)	8,654	8,654	8,654	8,654	8,654

Repurchase of management equity units	—	—	—	202,767	202,767

TOTAL	$458,271	$458,271	$8,654	$211,421	$211,421

Compensation of Directors

The company has, since shortly after its inception, included one or more directors on its board who are not employees of the company; its major investor, Madison Dearborn Partners, LLC; or its significant minority investor, OfficeMax Incorporated, in an effort to ensure that the deliberations of its board reflect a broader range of perspective and experience than are available solely from the chief executive officer of the company and OfficeMax and MDP employees. The compensation levels are believed by the compensation committee to be comparable to those paid by other companies of similar size for independent directors. The compensation earned during 2009 by Mr. Madigan is set forth in the following table:

Name	Fees Earned or Paid in Cash	Stock Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1)	All Other Compensation	Total

John W. Madigan	$71,000	$—	$8,154	$—	$79,154

(1)           We do not provide our directors with pension benefits. The amount reported in this column reflects the above-market portion of the interest Mr. Madigan earned during 2009 under our Directors Deferred Compensation Plan.

Directors Deferred Compensation Plan

We maintain a nonqualified Directors Deferred Compensation Plan, which allows each director who receives compensation for board service to defer all or a portion of such compensation in a calendar year. Amounts deferred are credited with imputed interest at a rate equal to 130% of Moody’s Composite Average of Yields on Corporate Bonds. Participants may receive payment in cash in a lump sum or in annual installments following their service on the board. No director deferred any of their 2009 fees under this plan. Mr. Madigan has deferred a portion of his fees in prior years.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 28, 2010, regarding the beneficial ownership of our equity units held by:

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

Beneficial ownership of the equity units listed in the table for Madison Dearborn Partners and members of our management represents such person’s proportional interest in our total outstanding equity units of the series shown. Except as noted in the preceding sentence, beneficial ownership of the equity units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each equity holder identified in the table possesses sole voting and investment power over all equity units shown as beneficially owned by such equity holder. Percentage of beneficial ownership is based on our total equity units outstanding of each series as follows:

•      Series B equity units — 535,323,527

•      2004 Series C equity units — 20,422,372

•      2006 Series C equity units — 1,727,869

•      2009 Series C equity units — 6,072,126

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

	Series B Equity Units		2004 Series C Equity Units		2006 Series C Equity Units		2009 Series C Equity Units
Name of Beneficial Owner	Number	Percent of Total	Number	Percent of Total	Number	Percent of Total	Number	Percent of Total

Principal Equity Holders:

Forest Products Holdings, L.L.C.(1)	426,323,527	79.6%	20,422,372	100%	1,727,869	100%	6,072,126	100%

Madison Dearborn Partners(1)	419,556,601	78.4	—	—	—	—	—	—

OfficeMax Incorporated(2)	109,000,000	20.4	—	—	—	—	—	—

Named Executive Officers and Directors:

Duane C. McDougall	—	—	—	—	400,000	23.2	6,072,126	100

Thomas E. Carlile(5)	437,379	*	2,396,000	11.7	—	—	—	—

Stanley R. Bell(5)	380,777	*	1,917,000	9.4	—	—	—	—

Thomas A. Lovlien(5)	205,825	*	851,000	4.2	—	—	—	—

Wayne M. Rancourt(5)	82,330	*	337,000	1.7	—	—	—	—

David G. Gadda(5)	64,063	*	209,980	1.0	400,000	23.2	—	—

Matthew R. Broad(2)	—	—	—	—	—	—	—	—

John W. Madigan(4)	1,000,000	*	—	—	400,000	23.2	—	—

Christopher J. McGowan(3)	—	—	—	—	—	—	—	—

Samuel M. Mencoff(6)	419,556,601	78.4	—	—	—	—	—	—

Matthew W. Norton(3)	—	—	—	—	—	—	—	—

Thomas S. Souleles(3)	—	—	—	—	—	—	—	—

All Executive Officers and Directors as a Group (14 Persons)	421,817,024	78.8	5,942,620	29.1	1,200,000	69.5	6,072,126	100

* Less than 1%.

(1)           Forest Products Holdings, L.L.C. (FPH) is controlled by Madison Dearborn Capital Partners IV, L.P. (MDCP IV). Madison Dearborn Partners IV, L.P. (MDP IV) is the general partner of MDCP IV. John A. Canning, Jr., Paul J. Finnegan, and Samuel M. Mencoff are the sole members of a limited partner committee of MDP IV (which is the general partner of MDCP IV) that has the power, acting by majority vote, to vote or dispose of the shares held by MDCP IV. The address for each of MDCP IV and MDP IV are c/o Madison Dearborn Partners, LLC, 70 W. Madison Street, Suite 4600, Chicago, Illinois 60602. The current board of directors of FPH comprises Messrs. McDougall, McGowan, Mencoff, Norton, and Souleles. The address for FPH is c/o Boise Cascade Holdings, L.L.C., 1111 West Jefferson Street, Suite 300, P.O. Box 50, Boise, Idaho 83728.

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

(4)           Mr. Madigan is an investor in FPH, and the Series B equity units listed in the table represent Mr. Madigan’s proportionate ownership interest in the units held by FPH. Mr. Madigan does not exercise voting or investment power over any of the units held by FPH. Mr. Madigan’s address is 205 North Michigan Avenue, Suite 4300, Chicago, Illinois 60601-5927.

(5)           Messrs. Carlile, Bell, Lovlien, Rancourt, and Gadda are investors in FPH pursuant to the terms of our Management Plan, and the equity units listed in the table represent such individuals’ proportionate interest of the equity units of Boise Cascade Holdings, L.L.C., of like series and issue year held by FPH. Such individuals do not exercise voting power over any of our equity units held by FPH. The address for such individuals is c/o Boise Cascade Holdings, L.L.C., 1111 West Jefferson Street, Suite 300, P.O. Box 50, Boise, Idaho 83728.

(6)           Mr. Mencoff is a co-CEO of MDP. As a member of the limited partner committee of MDP IV, Mr. Mencoff may be deemed to share beneficial ownership of the units owned by FPH. Mr. Mencoff expressly disclaims beneficial ownership of the units owned by FPH except to the extent of his pecuniary interest therein. The address of Mr. Mencoff is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 4600, 70 West Madison Street, Chicago, Illinois 60602.

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

OfficeMax and the Forest Products Acquisition

In 2004, our parent company, Forest Products Holdings (FPH), acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). A portion of the consideration paid to OfficeMax was 109 million shares of our Series B equity units, which represented at December 31, 2009, 20.4% of our voting equity securities, with the remainder held by FPH. In connection with the Forest Products Acquisition, FPH and/or its subsidiaries (including us) entered into a number of agreements, including an Asset Purchase Agreement, a Securityholders Agreement, and a Registration Rights Agreement with OfficeMax and/or its subsidiaries.

Asset Purchase Agreement

Under the Asset Purchase Agreement, OfficeMax indemnifies us for specified pre-Forest Products Acquisition liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities.

Securityholders Agreement

The Securityholders Agreement describes the rights and obligations of the parties regarding OfficeMax’s ownership of our equity units. The Securityholders Agreement:

•      Provides OfficeMax the right to appoint one director to our board of directors;

•      Imposes conditions on the ability of OfficeMax to transfer our equity units, including a requirement that it obtain consent of Forest Products Holdings L.L.C., which may be withheld in its reasonable discretion;

•      Provides OfficeMax with a right to participate in any sale made by FPH to third parties of our equity units held by it (tag-along rights);

•      Obligates OfficeMax to consent to and participate in any sale of all or substantially all of our assets or equity approved by our Board of Directors (drag-along obligations);

•      Provides OfficeMax with preemptive rights proportional to its holdings of our equity units with respect to any issue of additional equity units we may make;

•      Limits our ability to make distributions with respect to our Series B common equity units without consent by OfficeMax so long as it continues to hold our Series A equity units; and

•      Provides OfficeMax the right to require us to repurchase its holdings of our Series A equity units with the proceeds of any public offering of our equity securities prior to the distribution of any portion of such proceeds to the holders of our Series B equity units.

Subject to the provisions of the immediately preceding bullet point, the Securityholders Agreement will terminate in a liquidation or dissolution of the company, in an initial public offering, or in a sale of all or substantially all of the company’s stock or assets.

Registration Rights Agreement

Under the Registration Rights Agreement:

•      FPH has the right to demand that we effect an unlimited number of registrations of its equity interests, whether pursuant to a long-form registration statement or a short-form registration, and pay all expenses, other than underwriting discounts and commissions, related to such registrations;

•      OfficeMax has the right to demand that we effect (a) seven registrations of its equity interests on a long-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to any two of such registrations (with OfficeMax paying all expenses relating to the other five such registrations) and (b) an unlimited number of registrations of its equity interests on a short-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to such registrations; and

•      FPH and OfficeMax have the right to participate in registrations of our equity interests effected by us, whether such registrations relate to an offering by us or by our equity holders;

Additional Transactions

During 2009, we purchased $0.4 million of office supplies from OfficeMax.

Other

For a description of other relationships the company has with its directors and executive officers, refer to “Item 10. Directors, Executive Officers, and Corporate Governance” and “Item 11. Executive Compensation” of this Form 10-K.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (KPMG) provides our audit committee with an engagement letter outlining the scope of proposed audit services for the year. The audit committee reviews the engagement letter and, if agreed to by the committee members, accepts it.

In addition to its audit services for the annual financial statements, KPMG provides the company with other audit-related services (such as technical accounting research and consultation). Management submits to the audit committee a list of proposed audit-related and other nonaudit services and associated fees that it recommends be provided by KPMG for the fiscal year. Management and KPMG each confirm to the committee that all the services on the list are permissible under applicable legal requirements. The committee reviews the proposed services and fees and, if agreed to by committee members, approves those services and associated fees. KPMG periodically informs the audit committee of the services it provides pursuant to this approval process.

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

The following table sets forth the various fees for services provided by KPMG. The audit committee preapproved all of these services.

Fees Paid to the Independent Accountant

	Amounts
Description	2009	2008

Audit fees (a)	$1,004,000	$955,000
Audit-related fees (b)	—	750
Tax fees (c)	—	—
All other fees (d)	—	—

(a)           Professional audit services include KPMG’s audit of the company’s annual consolidated financial statements for 2009 and 2008; its review of the consolidated financial statements included in the company’s Forms 10-Q; its audit of the company’s subsidiary annual consolidated financial statements; assistance with registration statements, comfort letters, consents, and other services pertaining to Securities and Exchange Commission matters; and consultation on accounting standards.

(b)           Audit-related fees include attestation and other services traditionally performed by the registrant’s independent accountants.

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

•              Consolidated Balance Sheets as of December 31, 2009 and 2008.

•              Consolidated Statements of Income (Loss) for the years ended December 31, 2009, 2008, and 2007.

•              Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007.

•              Consolidated Statements of Capital for the years ended December 31, 2009, 2008, and 2007.

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

Boise Cascade Holdings, L.L.C.

By	/s/ Thomas E. Carlile

Thomas E. Carlile
Chief Executive Officer

Dated:  March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Capacity

(i)	Principal Executive Officer:

	/s/ Thomas E. Carlile	Chief Executive Officer

Thomas E. Carlile

(ii)	Principal Financial Officer:

	/s/ Wayne M. Rancourt	Sr. Vice President, Chief Financial Officer and Treasurer

Wayne M. Rancourt

(iii)	Principal Accounting Officer:

	/s/ Bernadette M. Madarieta	Vice President and Controller

Bernadette M. Madarieta

(iv)	Directors:

	/s/ Duane C. McDougall	/s/ Christopher J. McGowan

	Duane C. McDougall, Chairman	Christopher J. McGowan

	/s/ Matthew R. Broad	/s/ Matthew W. Norton

	Matthew R. Broad	Matthew W. Norton

	/s/ Thomas E. Carlile	/s/ Thomas S. Souleles

	Thomas E. Carlile	Thomas S. Souleles

/s/ John W. Madigan

John W. Madigan

/s/ Samuel M. Mencoff

Samuel M. Mencoff

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed or Furnished With This Form 10-K for the Year Ended December 31, 2009:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C., and Boise Land & Timber Corp., as amended by First Amendment to Asset Purchase Agreement dated October 23, 2004, and as further amended by Second Amendment to Asset Purchase Agreement dated October 28, 2004	S-1 Amend. No. 3	333-122770	2.1	5/2/05

2.2	Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	2.1	9/13/07

2.3	Amendment No. 1 (dated October 18, 2007) to Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	2.1	10/24/07

2.4	Amendment No. 2 to Purchase and Sale Agreement, dated February 22, 2008, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise White Paper, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	10.5	2/28/08

3.1	Certificate of Formation of Boise Cascade Holdings, L.L.C., dated December 20, 2005	8-K	333-122770	3.1	12/27/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.2	Second Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C., dated as of November 10, 2006	8-K	333-122770	3.1	11/16/06

3.3	Certificate of Formation of Boise Cascade, L.L.C., dated July 26, 2004	S-4	333-125768	3.3	6/13/05

3.4	Operating Agreement of Boise Cascade, L.L.C., effective September 20, 2004	S-4	333-125768	3.4	6/13/05

3.5	Certificate of Incorporation of Boise Cascade Finance Corporation dated September 15, 2004	S-4	333-125768	3.5	6/13/05

3.6	Bylaws of Boise Cascade Finance Corporation	S-4	333-125768	3.6	6/13/05

3.7	Certificate of Incorporation of Boise Land & Timber Corp. dated July 26, 2004	S-4	333-125768	3.9	6/13/05

3.8	Bylaws of Boise Land & Timber Corp.	S-4	333-125768	3.10	6/13/05

3.9	Certificate of Formation of Boise Building Solutions Manufacturing, L.L.C., dated August 6, 2004	S-4	333-125768	3.15	6/13/05

3.10	Operating Agreement of Boise Building Solutions Manufacturing, L.L.C., effective September 20, 2004	S-4	333-125768	3.16	6/13/05

3.11	Certificate of Formation of Boise Building Solutions Distribution, L.L.C., dated August 26, 2004	S-4	333-125768	3.17	6/13/05

3.12	Operating Agreement of Boise Building Solutions Distribution, L.L.C., effective September 20, 2004	S-4	333-125768	3.18	6/13/05

3.13	Certificate of Amendment to the Certificate of Incorporation of Boise Aviation Holdings, Inc., dated September 8, 2004 (changing name to Boise Building Solutions Manufacturing Holdings Corp.)	S-4	333-125768	3.19	6/13/05

3.14	Bylaws of Boise Building Solutions Manufacturing Holdings Corp.	S-4	333-125768	3.20	6/13/05

3.15	Amended and Restated Certificate	S-4	333-125768	3.21	6/13/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
	of Incorporation of BC Chile Investment Corporation dated October 27, 2004

3.16	Amended and Restated Bylaws of BC Chile Investment Corporation	S-4	333-125768	3.22	6/13/05

3.17	Amended and Restated Certificate of Incorporation of BC Brazil Investment Corporation dated October 27, 2004	S-4	333-125768	3.23	6/13/05

3.18	Amended and Restated Bylaws of BC Brazil Investment Corporation	S-4	333-125768	3.24	6/13/05

4	Indenture dated October 29, 2004, between Boise Cascade, L.L.C., Boise Cascade Finance Corporation, Boise Cascade Holdings, L.L.C., as Guarantor, the other Guarantors named therein, and U.S. Bank National Association, as Trustee	S-1	333-122770	4.3	2/11/05

9	None

10.1	Registration Rights Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	S-1	333-122770	10.5	2/11/05

10.2	Loan and Security Agreement, dated as of February 22, 2008, by and among Boise Cascade, L.L.C., Boise Building Solutions Distribution, L.L.C. and Boise Building Solutions Manufacturing, L.L.C., as borrowers, Boise Building Solutions Manufacturing Holdings Corp., BC Chile Investment Corporation, and BC Brazil Investment Corporation, as guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Agent	8-K	333-122770	10.6	2/28/08

10.3	First Amendment to Loan and Security Agreement dated April 17, 2008	8-K	333-122770	99.1	4/21/08

10.4	Second Amendment to Loan and Security Agreement dated May 28, 2009	8-K	333-122770	10.1	6/2/09

10.5	Subordinated Guaranty, dated as of February 22, 2008, by the	8-K	333-122770	10.9	2/28/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
	subsidiary guarantors of Boise Inc., party thereto

10.6	Promissory Note payable to Boise Cascade, L.L.C., in aggregate principal amount of $41 million issued by Boise Inc., a Delaware corporation f/k/a Aldabra 2 Acquisition Corp., and each Subsidiary Obligor party thereto and related Subordinated Guaranty, each dated as of February 22, 2008	8-K	333-122770	10.1	2/28/08

10.7	Letter Agreement with Boise Inc. and Boise Paper Holdings, L.L.C., dated May 22, 2008	8-K	333-122770	10.1	5/28/08

10.8	Securities Purchase Agreement dated June 10, 2008, between Boise Cascade Holdings, L.L.C., and each party listed as Purchaser on signature page	8-K	333-122770	99.1	6/12/08

10.9	Securityholders Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	8-K	333-122770	10.2	8/2/05

10.10	Stock Purchase Agreement dated July 1, 2008, between BC Brazil Investment Corporation and Aracruz Cellulose, S.A.	8-K	333-122770	10.1	7/2/08

10.11	Form of Contingent Value Rights Agreement among Terrapin Partners Venture Partnership, Boise Cascade, L.L.C., Aldabra 2 Acquisition Corp., and Certain Institutional Shareholders	8-K	333-122770	99.1	2/7/08

10.12	Investor Rights Agreement, dated as of February 22, 2008, by and between Aldabra 2 Acquisition Corp., Boise Cascade, L.L.C., Boise Cascade Holdings, L.L.C., and other shareholder parties thereto	8-K	333-122770	10.2	2/28/08

10.13	Intellectual Property License Agreement, dated as of February 22, 2008, by and between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K	333-122770	10.3	2/28/08

10.14	Outsourcing Agreement, dated as	8-K	333-122770	10.4	2/28/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
	of February 22, 2008, by and between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.

10.15 +	Employment Agreement dated November 20, 2008, between Duane C. McDougall and Boise Cascade, L.L.C.	8-K	333-122770	10.2	11/25/08

10.16 +	Amendment to Employment Agreement dated February 20, 2009, between Boise Cascade, L.L.C., and Duane McDougall	8-K	333-122770	10.3	2/26/09

10.17 +	Second Amendment to Employment Agreement effective August 16, 2009, between Boise Cascade, L.L.C., and Duane McDougall	10-Q	333-122770	10.1	11/13/09

10.18 +	Employment Agreement dated October 29, 2004, between Boise Cascade and W. Thomas Stephens	S-1	333-122770	10.11	2/11/05

10.19 +	Amendment to Employment Agreement dated February 6, 2008, between Boise Cascade and W. Thomas Stephens	10-K	333-122770	10.14	2/20/08

10.20 +	Amendment to Employment Agreement dated February 22, 2008, between Boise Cascade, L.L.C., and W. Thomas Stephens	8-K	333-122770	10.7	2/28/08

10.21 +	Amendment to Employment Agreement dated March 12, 2008, between Boise Cascade, L.L.C., and W. Thomas Stephens	8-K	333-122770	99.1	3/18/08

10.22 +	Retirement Agreement dated November 20, 2008, among W. Thomas Stephens, Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., and Forest Products Holdings, L.L.C., and certain affiliates of Mr. Stephens named therein	8-K	333-122770	10.1	11/25/08

10.23 +	Form of Officer Severance Agreements (between Boise Cascade, L.L.C., and all elected officers, excluding Chief Executive Officer)	8-K	333-122770	10.8	2/28/08

10.24 +	Letter Agreement effective August 16, 2009, Amending Severance Agreement between Wayne	10-Q	333-122770	10.3	11/13/09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
	Rancourt and Boise Cascade, L.L.C.

10.25 +	Executive Officer Severance Pay Policy, as amended through November 1, 2007	8-K	333-122770	99.1	11/2/07

10.26 +	Boise Cascade, L.L.C., Supplemental Pension Plan, as amended through November 1, 2009					X

10.27 +	Boise Cascade, L.L.C., Supplemental Early Retirement Plan for Executive Officers, as amended through March 1, 2010					X

10.28 +	Boise Cascade Supplemental Life Plan, as amended December 19, 2006	10-K	333-122770	10.20	3/1/07

10.29 +	Boise Cascade Financial Counseling Program, as amended through December 12, 2007	8-K	333-122770	99.4	12/18/07

10.30 +	Boise Incentive and Performance Plan, effective October 29, 2004	S-1	333-122770	10.16	2/11/05

10.31 +	2008 Annual Incentive Award Notifications with respect to Boise Cascade, L.L.C., Incentive and Performance Plan	10-Q	333-122770	10	5/8/08

10.32 +	Boise Cascade, L.L.C., 2010 Cash Long-Term Incentive Plan adopted October 28, 2009, effective January 1, 2010.					X

10.33 +	Form of Retention Award Agreement effective August 16, 2009	10-Q	333-122770	10.4	11/13/09

10.34 +	Boise Cascade, L.L.C., 2004 Deferred Compensation Plan, as amended through November 1, 2009					X

10.35 +	Boise Cascade Holdings, L.L.C., Directors Deferred Compensation Plan, as amended through November 1, 2009					X

10.36 +	Management Equity Agreement dated November 29, 2004, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages	S-1 Amend. No. 3	333-122770	10.25	5/2/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
	thereto

10.37 +	Management Equity Agreement dated April 3, 2006, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K	333-122770	99.1	4/6/06

10.38 +	Amendment dated February 20, 2009, to Management Equity Agreement	8-K	333-122770	10.2	2/26/09

10.39 +	Form of Repurchase Agreement and Amendment No. 1 to Management Equity Agreement dated May 23, 2008, among Forest Products Holdings, L.L.C., and each of the persons named on the signature pages thereto	8-K	333-122770	10.2	5/28/08

10.40 +	Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	8-K	333-122770	10.3	11/25/08

10.41 +	Amendment No. 1, effective August 16, 2009, to Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	10-Q	333-122770	10.2	11/13/09

10.42 +	Director Equity Agreement dated April 3, 2006, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K	333-122770	99.2	4/6/06

10.43 +	Amendment to Director Equity Agreement entered into February 20, 2009	8-K	333-122770	10.3	2/26/09

11	Inapplicable

12	Ratio of Earnings to Fixed Charges					X

13	None

14 (a)	Boise Cascade Code of Ethics

16	None

18	None

21	Boise Cascade Subsidiaries					X

22	Inapplicable

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

23	Inapplicable

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

99	Consolidated Financial Statements of Boise Inc., pursuant to Rule 3-09 of Regulation S-X (filed herewith)					X

100	Inapplicable

+                                           Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

(a)                                    Our Code of Ethics can be found on our website (www.bc.com) by clicking on About Boise Cascade and then Code of Ethics.