Form 10-Q
period 2010-03-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2010-05-11
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

iii

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended March 31
	2010	2009
	(thousands)
Sales
Trade	$477,422	$407,724
Related parties	9,831	5,703
	487,253	413,427

Costs and expenses
Materials, labor, and other operating expenses	425,901	381,071
Materials, labor, and other operating expenses from related parties	6,222	12,290
Depreciation and amortization	8,590	11,119
Selling and distribution expenses	48,165	45,241
General and administrative expenses	7,458	6,925
General and administrative expenses from related party	1,576	2,433
Other (income) expense, net	(80)	2,681
	497,832	461,760

Loss from operations	(10,579)	(48,333)

Equity in net income of affiliate	1,889	3,005
Gain on sale of shares of equity affiliate	25,308	—
Impairment of investment in equity affiliate	—	(43,039)
Foreign exchange gain (loss)	147	(332)
Change in fair value of contingent value rights	—	194
Gain on repurchase of long-term debt	—	6,026
Interest expense	(5,520)	(5,616)
Interest income	194	397
	22,018	(39,365)

Income (loss) before income taxes	11,439	(87,698)
Income tax provision	(45)	(483)
Net income (loss)	$11,394	$(88,181)

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2010	2009
	(thousands)
ASSETS

Current
Cash and cash equivalents	$336,084	$287,101
Receivables
Trade, less allowances of $2,293 and $1,584	151,537	95,398
Related parties	946	2,604
Other	4,042	3,495
Inventories	268,513	232,774
Prepaid expenses and other	3,555	1,870
	764,677	623,242

Property
Property and equipment, net	264,786	270,229
Timber deposits	10,517	9,264
	275,303	279,493

Investment in equity affiliate	—	62,967
Deferred financing costs	5,403	5,734
Goodwill	12,170	12,170
Intangible assets, net	8,916	8,919
Other assets	7,931	8,359
Total assets	$1,074,400	$1,000,884

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

(unaudited)

	March 31,	December 31,
	2010	2009
	(thousands, except unit data)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$149,376	$89,253
Related parties	1,971	2,449
Accrued liabilities
Compensation and benefits	31,511	27,887
Interest payable	7,709	3,644
Other	16,704	16,695
	207,271	139,928

Debt
Long-term debt	303,146	303,146

Other
Compensation and benefits	112,305	113,290
Other long-term liabilities	13,470	14,301
	125,775	127,591

Redeemable equity units
Series B equity units — 2,764,854 units outstanding	2,765	2,765
Series C equity units — 16,270,616 units outstanding	5,636	5,202
	8,401	7,967

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000,000 units authorized and outstanding	90,662	88,908
Series B equity units — no par value; 550,000,000 units authorized; 532,558,673 units outstanding	339,145	333,344
Series C equity units — no par value; 44,000,000 units authorized; 11,951,751 units outstanding	—	—
Total capital	429,807	422,252

Total liabilities and capital	$1,074,400	$1,000,884

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31
	2010	2009
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$11,394	$(88,181)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate	(1,889)	(3,005)
Gain on sale of shares of equity affiliate	(25,308)	—
Impairment of investment in equity affiliate	—	43,039
Depreciation and amortization of deferred financing costs and other	9,123	11,462
Pension expense	2,087	4,938
Management equity units expense	434	778
Gain on repurchase of long-term debt	—	(6,026)
Facility closure and curtailment costs	—	2,754
Other	(221)	57
Decrease (increase) in working capital
Receivables	(55,027)	(25,800)
Inventories	(35,739)	13,174
Prepaid expenses and other	(389)	(1,357)
Accounts payable and accrued liabilities	65,488	7,826
Pension contributions	(2,976)	(25,045)
Other	155	(1,350)
Cash used for operations	(32,868)	(66,736)

Cash provided by (used for) investment
Proceeds from sale of shares of equity affiliate, net	86,123	—
Expenditures for property and equipment	(3,245)	(4,229)
Other	(1,027)	238
Cash provided by (used for) investment	81,851	(3,991)

Cash provided by (used for) financing
Payments of long-term debt	—	(5,627)
Tax distributions to members	—	(9,897)
Repurchase of management equity units	—	(8)
Cash used for financing	—	(15,532)

Increase (decrease) in cash and cash equivalents	48,983	(86,259)

Balance at beginning of the period	287,101	275,803

Balance at end of the period	$336,084	$189,544

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2008	66,000	$81,967	532,415	$268,391	11,183	$—	$350,358

Net loss (a)	—	—	—	(19,057)	—	—	(19,057)
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	43,902	—	—	43,902
Equity in other comprehensive income of equity affiliate	—	—	—	5,201	—	—	5,201
Impairment of investment in equity affiliate	—	—	—	40,824	—	—	40,824
Paid-in-kind dividend	—	6,707	—	(6,707)	—	—	—
Tax distributions, net	—	234	—	91	—	—	325
Allocation of redeemable equity units to Capital	—	—	144	340	769	—	340
Other	—	—	—	359	—	—	359
Balance at December 31, 2009 (c)	66,000	88,908	532,559	333,344	11,952	—	422,252

Net income (a)	—	—	—	11,394	—	—	11,394
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	207	—	—	207
Equity in other comprehensive loss of equity affiliate	—	—	—	(4,041)	—	—	(4,041)
Paid-in-kind dividend	—	1,754	—	(1,754)	—	—	—
Other	—	—	—	(5)	—	—	(5)
Balance at March 31, 2010 (c)	66,000	$90,662	532,559	$339,145	11,952	$—	$429,807

(a)               Total comprehensive income (loss) for the three months ended March 31, 2010 and 2009, was $7.6 million and $(13.9) million, respectively.

(b)              Total other comprehensive income (loss) for the three months ended March 31, 2010 and 2009, was $(3.8) million and $74.3 million, respectively.

(c)               Accumulated other comprehensive loss at March 31, 2010, and December 31, 2009, was $36.7 million and $32.9 million, respectively.

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

Nature of Operations

We are a privately held building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). As used in these consolidated financial statements, the terms “BC Holdings,” “we,” and “our” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Our wholly owned subsidiary, Boise Cascade, L.L.C., is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products and plywood in North America.

For the period of February 2008 to early March 2010, we were a significant shareholder of Boise Inc., a publicly traded North American paper and packaging producer. We acquired our interest in Boise Inc. in connection with the sale of our Paper and Packaging & Newsprint assets in February 2008. In 2009, we sold about half of our investment in Boise Inc., decreasing our ownership position to 18.3 million shares, or 23.5%, at December 31, 2009. In first quarter 2010, we sold all of our remaining shares of Boise Inc. and, as a result, discontinued equity method accounting.

We operate our business in the following three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. See Note 15, Segment Information, for additional information about our reportable segments.

Basis of Presentation

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The net income (loss) for the three months ended March 31, 2010 and 2009, involved estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement and other postemployment benefits; and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. Quarterly results are not necessarily indicative of results that may be expected for the full year.

Subsequent Events

We evaluated events and transactions subsequent to March 31, 2010, and up to the date these consolidated financial statements and notes were included in this Form 10-Q and filed with the Securities and Exchange Commission. Except as disclosed in these Notes to Unaudited Quarterly Consolidated Financial Statements, we have not identified any other events that would require recognition or disclosure in the consolidated financial statements and notes to the financial statements.

Reclassifications

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation.

2.                                      Investment in Equity Affiliate

In connection with the sale of our Paper and Packaging & Newsprint assets, we received 37.9 million, or 49%, of Boise Inc.’s shares of common stock. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. The ownership interest provided us with the ability to exercise significant influence. In 2009, we sold about half of our investment in Boise Inc. decreasing our ownership position to 18.3 million shares, or 23.5%, at December 31, 2009. In first quarter 2010, we sold all of our remaining shares of Boise Inc. and, as a result, discontinued the equity method of accounting.

During the three months ended March 31, 2010 and 2009, we recorded $27.2 million of income and $40.0 million of net expense related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), as follows:

	Three Months Ended March 31
	2010	2009
	(thousands)

Equity in net income (loss) of Boise Inc.	$73	$(952)
Amortization of basis differential	1,816	4,982
Loss on shares issued for settlement of CVR liability (a)	—	(1,025)
Equity in net income of affiliate	1,889	3,005
Gain on sale of shares of equity affiliate (b)	25,308	—
Impairment of investment in equity affiliate (c)	—	(43,039)
Total	$27,197	$(40,034)

(a)                                  During the three months ended March 31, 2009, we settled our obligation related to the contingent value rights (CVRs) we issued to holders of Boise Inc. common stock. In connection with the settlement in first quarter 2009, we transferred ownership of 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income of affiliate” in our Consolidated Statement of Income (Loss) for the difference between the market price on the date we settled our obligation with shares and the carrying amount of the shares recorded on our Balance Sheet. For more information, see Note 12, Financial Instrument Risk.

(b)                                 In first quarter 2010, we sold 18.3 million Boise Inc. shares for net proceeds of $86.1 million, and we recorded a $25.3 million gain on the sale of the shares in our Consolidated Statement of Income (Loss). We reduced our investment in Boise Inc. and our accumulated other comprehensive income related to our investment in Boise Inc. to zero. Under the terms of the indenture governing our 7.125% senior subordinated notes due 2014, we are required to use the net proceeds from the sale of the Boise Inc. shares within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. See Note 11, Debt, for more information.

(c)                                  On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. The fair value of our investment in Boise Inc. was calculated based on our 37.1 million shares of Boise Inc. and Boise Inc.’s stock price of $0.61 on March 31, 2009. The carrying value of our investment was calculated as the sum of (1) the amount recorded in “Investment in equity affiliate” on our Consolidated Balance Sheet and (2) the amount of accumulated other comprehensive income related to our investment in Boise Inc. recorded within “Series B equity units” on our Consolidated Balance Sheet.

We made the other-than-temporary-impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, in first quarter 2009, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Income (Loss) and reduced by $40.8 million accumulated other comprehensive loss related to our investment in Boise Inc. (which was accumulated monthly from recording our proportionate share of Boise Inc.’s other comprehensive income or loss). In addition, we decreased “Investment in equity affiliate” $2.2 million to reduce the aggregate carrying value of our investment recorded on our Consolidated Balance Sheet to its fair value of $0.61 per share on March 31, 2009.

3.                                      Transactions With Related Parties

In first quarter 2010, we sold our remaining investment in Boise Inc. (see Note 2, Investment in Equity Affiliate, for more information), and because of the disposition, Boise Inc. and BC Holdings are no longer related parties. The 2010 related-party activity with Boise Inc. described below includes only those sales and costs and expenses transacted prior to March 2010, when BC Holdings and Boise Inc. were related parties. As a result, beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) (discussed below) represent the only significant related-party activity recorded in our Consolidated Financial Statements.

Sales

The $9.8 million and $5.7 million of related-party sales recorded in our Consolidated Statements of Income (Loss) for the three months ended March 31, 2010 and 2009, are for chip and pulpwood sales to Boise Inc. (for the period they were a related party) and LTP from our Wood Products segment. The sales were made at prices designed to approximate market. LTP is an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade, L.L.C. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly impact the economic performance of LTP. Accordingly, we do not consolidate LTP’s results in our financial statements.

Costs and Expenses

During the three months ended March 31, 2010 and 2009, we purchased $5.6 million and $11.2 million of fiber from LTP. We also recorded $0.3 million and $0.6 million of related-party expenses for transportation services purchased from Boise Inc. during the three months ended March 31, 2010 and 2009. We purchased the fiber and transportation services at prices that approximated market prices. These costs are recorded in “Materials, labor, and other operating expenses from related parties” in our Consolidated Statements of Income (Loss).

In connection with the sale of our Paper and Packaging & Newsprint assets in February 2008, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2012. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee. The remaining absorption fee of $1.0 million is allocated among the services provided under the contract and declines to zero in total and on an allocable basis through February 22, 2011. During the three months ended March 31, 2010 and 2009, we recorded related-party expenses from the Outsourcing Services Agreement in our Consolidated Statements of Income (Loss) as indicated in the table below. Expenses incurred under the Outsourcing Services Agreement in March 2010 are not related-party expenses and, therefore, are not included in the table below.

	Three Months Ended March 31
	2010	2009
	(thousands)

Materials, labor, and other operating expenses from related parties	$332	$490
Selling and distribution expenses	456	694
General and administrative expenses from related party	1,576	2,433
	$2,364	$3,617

Tax Distributions

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of BC Holdings and affiliates to pay income taxes. During the three months ended March 31, 2010, we made no cash tax distributions. During the three months ended March 31, 2009, we made $9.9 million of cash tax distributions, which primarily related to the net taxable gain on the sale of our Paper and Packaging & Newsprint assets. During the three months ended March 31, 2009, we paid $7.3 million to Forest Products Holdings (FPH), our majority owner. FPH in turn paid $4.9 million to Madison Dearborn Partners, our equity sponsor, and $2.4 million to management investors. For the three months ended March 31, 2009, we paid $2.6 million to OfficeMax to fund their tax obligations related to their investments in us.

4.                                      Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2010, and December 31, 2009, we had $2.2 million and $1.9 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in “Sales, Trade.” At March 31, 2010, and December 31, 2009, we had $9.4 million and $9.9 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

5.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended March 31
	2010	2009
	(thousands)

Facility closures and curtailments (a)	$—	$4,676
Changes in pension plans (b)	—	(747)
Other, net	(80)	(1,248)
	$(80)	$2,681

(a)                                  In first quarter 2009, we committed to indefinitely curtailing the lumber manufacturing facility in La Grande, Oregon, and we recorded $4.4 million of expense in “Other (income) expense, net.” In addition, we recorded $2.5 million of accelerated depreciation in “Depreciation and amortization” and $0.6 million of expenses in “Materials, labor, and other operating expenses” in our Consolidated Statement of Income (Loss).

(b)                                 In March 2009, we amended our defined benefit pension plan for salaried employees and nonqualified salaried plans so that no future benefits would accrue in the plans after December 31, 2009. We recognized a net $0.7 million noncash curtailment gain, primarily related to our nonqualified salaried pension plans. For more information, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our 2009 Form 10-K.

6.                                      Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $3.5 million and $3.3 million for the three months ended March 31, 2010 and 2009. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $9.5 million for the remainder of 2010, $11.6 million in 2011, $10.7 million in 2012, $9.5 million in 2013, $8.4 million in 2014, and $7.5 million in 2015, with total payments thereafter of $36.0 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately three years, with fixed payment terms similar to those in the original lease agreements.

7.                                      Income Taxes

Tax Distributions

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes with respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of BC Holdings and affiliates to pay these taxes. Both our senior credit facilities and the indenture governing our notes permit these distributions. See Note 3, Transactions With Related Parties, for more information.

Income Tax (Provision) Benefit

Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the three months ended March 31, 2010 and 2009, income tax expense was $45,000 and $0.5 million. During both the three months ended March 31, 2010 and 2009, our effective tax rate for our separate subsidiaries that are taxed as corporations was 34.0%. At March 31, 2010, and December 31, 2009, we had no deferred tax assets related to our taxable subsidiaries recorded on our Consolidated Balance Sheets.

Excluding tax distributions to our equity holders (see Note 3, Transactions With Related Parties), we received or paid an insignificant amount of income taxes, net, during the three months ended March 31, 2010 and 2009.

Income Tax Uncertainties

BC Holdings, or one of our subsidiaries, files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, California, Idaho, Oregon, Texas, and Washington. We are subject to tax examinations from October 29, 2004 (our inception) to present. In 2008, the United States Internal Revenue Service completed an audit of BC Holdings’ 2005 and 2006 tax years and issued a final audit report with a proposed adjustment. We responded with a request to appeal the adjustment. If we do not prevail in appeals, any incremental tax owed from the adjustment would be payable by our equity holders in accordance with the allocation rules in our Operating Agreement. We do not expect cash distributions to members of BC Holdings and affiliates resulting from the adjustment, if any, to be significant.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. In third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006, which remains pending. At December 31, 2009, we increased the amount of our unrecognized tax benefit by $5.8 million, as a result of uncertainty surrounding the audit of the Canadian tax return of our operating subsidiary in Canada. We charged the $5.8 million of unrecognized tax liabilities to income tax expense, with an offsetting adjustment to the valuation allowances on deferred tax assets related to Boise AllJoist’s net operating losses. As a result, the net impact of recording the unrecognized tax benefit in our 2009 Consolidated Statement of Income (Loss) was zero, and because of sufficient net operating loss carryforwards from prior years, we do not expect to pay cash taxes related to the uncertainty.

8.                                      Inventories

Inventories include the following:

	March 31, 2010	December 31, 2009
	(thousands)

Finished goods and work in process	$224,284	$187,215
Logs	27,489	29,302
Other raw materials and supplies	16,740	16,257
	$268,513	$232,774

9.                                      Property and Equipment, Net

Property and equipment, net, consisted of the following asset classes:

	March 31, 2010	December 31, 2009
	(thousands)

Land and land improvements	$36,618	$36,618
Buildings and improvements	111,178	110,268
Machinery and equipment	279,759	279,455
Construction in progress	5,465	4,156
	433,020	430,497
Less accumulated depreciation	(168,234)	(160,268)
	$264,786	$270,229

10.                               Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We assess goodwill and intangible assets with indefinite lives in the fourth quarter of each year using a discounted cash flow approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We completed our annual assessments in fourth quarter 2009 and determined that there was no impairment.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Corporate and Other	Total
	(thousands)

Balance at March 31, 2010, and December 31, 2009	$5,593	$6,577	$—	$12,170

At March 31, 2010, and December 31, 2009, intangible assets represent the values assigned to trade names and trademarks, customer relationships, and a noncompete agreement. The trade names and trademarks have an indefinite life and are not amortized. Customer relationships were amortized over five years, and the noncompete agreement is amortized over two years.

Intangible assets consisted of the following:

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(2,100)	—
Noncompete agreement	25	(9)	16
	$11,025	$(2,109)	$8,916

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(2,100)	—
Noncompete agreement	25	(6)	19
	$11,025	$(2,106)	$8,919

Intangible asset amortization expense was insignificant for each of the three-month periods ended March 31, 2010 and 2009. Amortization expense is not expected to be significant for the remainder of 2010 or thereafter.

11.                               Debt

At March 31, 2010, and December 31, 2009, our long-term debt was as follows:

	March 31,	December 31,
	2010	2009
	(thousands)

Asset-based revolving credit facility, due 2013	$75,000	$75,000
7.125% senior subordinated notes, due 2014	228,146	228,146
Total long-term debt	$303,146	$303,146

Asset-Based Revolving Credit Facility

In May 2009, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Building Solutions Manufacturing, L.L.C., and Boise Building Solutions Distribution, L.L.C., as borrowers, amended it’s five-year $350 million senior secured asset-based revolving credit facility with Bank of America (Revolving Credit Facility) to permanently reduce the lending commitments by $60.0 million, bringing the total commitments to $290.0 million. At both March 31, 2010, and December 31, 2009, we had

$75.0 million of borrowings outstanding under the Revolving Credit Facility. On April 1, 2010, we borrowed an additional $45.0 million under the Revolving Credit Facility, bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million and we permanently reduced the lending commitments by a like amount, bringing the total commitments under the Revolving Credit Facility to $170.0 million.

Interest rates under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the three months ended March 31, 2010 and 2009, the average interest rates for our borrowings under the Revolving Credit Facility were 2.8% and 3.0%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit.

The minimum and maximum borrowings under the Revolving Credit Facility and the weighted average amount of borrowings outstanding under the Revolving Credit Facility during the three months ended March 31, 2010, were $75.0 million. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment.

Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables, reduced by outstanding letters of credit, and, when our fixed-charge coverage ratio is below 1:1, as it was on March 31, 2010, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. At March 31, 2010, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $426.4 million. After reducing our Revolving Credit Facility lending commitments by $120.0 million (as discussed above), our aggregate liquidity decreased approximately $58 million based on our March 31, 2010, borrowing base.

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That covenant was not applicable on March 31, 2010. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At March 31, 2010, and December 31, 2009, we had $17.1 million and $16.5 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture governing our 7.125% senior subordinated notes (Indenture). If we sell assets or experience specific kinds of changes in control, we may be required to purchase the notes. We repurchased $160.0 million of the notes at par on April 15, 2008. During the three months ended March 31, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in “Gain on repurchase of long-term debt” in our Consolidated Statement of Income (Loss).

We are obligated to use the net proceeds (as defined in the Indenture) from the sale of Boise Inc. shares (see Note 2, Investment in Equity Affiliate) within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. At March 31, 2010, and December 31, 2009, approximately $160 million and $78 million of cash, respectively, was governed by the Indenture. We anticipate that the $120.0 million repayment and commitment reduction of the Revolving Credit Facility on April 30, 2010 (discussed above), in combination with our recent and expected capital spending, will fulfill our obligation under the Indenture with respect to net available cash received in connection with the Boise Inc. stock sales.

Other

For the three months ended March 31, 2010 and 2009, cash payments for interest, net of interest capitalized, were $0.9 million and $1.4 million, respectively.

At March 31, 2010, the book value of fixed-rate debt was $228.1 million, and the fair value was estimated to be $209.1 million. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for similar obligations with like maturities.

12.                               Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, credit risk, and foreign currency exchange rates. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents and bank credit facility. During the three months ended March 31, 2010 and 2009, we did not use any interest rate derivatives to manage this risk.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivables. In order to reduce this risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2010, and December 31, 2009, the receivables from a single customer accounted for approximately 13% and 14% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Foreign Currency Risk

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. During the three months ended March 31 2010 and 2009, we did not use any foreign currency hedges.

Contingent Value Rights

As part of the sale of our Paper and Packaging & Newsprint assets, Terrapin Partners Venture Partnership and Boise Cascade, L.L.C., issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc. stock. During the three months ended March 31, 2009, we settled our obligation related to the CVRs using 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income of affiliate” in our Consolidated Statement of Income (Loss) for the difference between the Boise Inc. share price on the date we settled our obligation with shares and the carrying amount of the shares recorded on our Consolidated Balance Sheet.

13.                               New and Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued (SFAS) Statement of Financial Accounting Standards No. 167 or Accounting Standards Update (ASU) 2009-17, Amendments to FASB Interpretation No. 46(R) (FASB Accounting Standards Codification 810), which amends the consolidation guidance applicable to variable-interest entities (VIEs). SFAS No. 167 requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We adopted ASU 2009-17 on January 1, 2010, and the adoption did not have a material impact on our financial position or results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

14.                               Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Pension Benefits
	Three Months Ended
	March 31
	2010	2009
	(thousands)

Service cost	$1,394	$2,953
Interest cost	5,075	5,024
Expected return on plan assets	(4,589)	(4,560)
Recognized actuarial loss	163	23
Amortization of prior service costs and other	44	46
Curtailment loss	—	1,452
Net periodic benefit cost	$2,087	$4,938

In first quarter 2010, we made $3.0 million in cash contributions to the pension plans. For the remainder of 2010, we expect that we will be required to contribute less than $1 million to the pension plans.

15.                         Segment Information

We operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K.

An analysis of our operations by segment is as follows:

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(d)
	(millions)
Three Months Ended March 31, 2010
Building Materials Distribution	$389.1	$—	$—	$389.1	$(0.7)	$1.8	$1.1
Wood Products	88.3	9.9	49.8	148.0	(6.6)	6.7	0.1
Corporate and Other	—	—	—	—	(3.1)	0.1	(3.0)
	477.4	9.9	49.8	537.1	(10.4)	8.6	(1.8)
Intersegment eliminations	—	—	(49.8)	(49.8)	—	—	—
Equity in net income of affiliate	—	—	—	—	1.9	—	1.9
Gain on sale of shares of equity affiliate (a)	—	—	—	—	25.3	—	25.3
Interest expense	—	—	—	—	(5.5)	—	—
Interest income	—	—	—	—	0.2	—	—
	$477.4	$9.9	$—	$487.3	$11.4	$8.6	$25.4

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(d)
	(millions)
Three Months Ended March 31, 2009
Building Materials Distribution	$334.9	$—	$0.1	$335.0	$(8.5)	$1.9	$(6.6)
Wood Products (b)	72.8	5.7	38.0	116.5	(37.6)	9.1	(28.6)
Corporate and Other	—	—	—	—	(2.6)	0.1	(2.3)
	407.7	5.7	38.1	451.5	(48.7)	11.1	(37.5)
Intersegment eliminations	—	—	(38.1)	(38.1)	—	—	—
Equity in net income of affiliate	—	—	—	—	3.0	—	3.0
Impairment of investment in equity affiliate (c)	—	—	—	—	(43.0)	—	(43.0)
Change in fair value of contingent value rights	—	—	—	—	0.2	—	0.2
Gain on repurchase of long-term debt	—	—	—	—	6.0	—	6.0
Interest expense	—	—	—	—	(5.6)	—	—
Interest income	—	—	—	—	0.4	—	—
	$407.7	$5.7	$—	$413.4	$(87.7)	$11.1	$(71.4)

(a)                                  In first quarter 2010, we sold 18.3 million Boise Inc. shares for net proceeds of $86.1 million, and we recorded a $25.3 million gain on the sale of the shares in our Consolidated Statement of Income (Loss). See Note 2, Investment in Equity Affiliate, for more information.

(b)                                 Included $7.5 million and $5.0 million of expenses in income (loss) before taxes and EBITDA, respectively, related to committing to indefinitely curtailing the lumber manufacturing facility in La Grande, Oregon.

(c)                                  On March 31, 2009, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. Accordingly, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Income (Loss) for the three months ended March 31, 2009. See Note 2, Investment in Equity Affiliate, for more information.

(d)                                 EBITDA represents income (loss) before interest (interest expense and interest income), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation and amortization. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended March 31
	2010	2009
	(millions)

Net income (loss)	$11.4	$(88.2)
Interest expense	5.5	5.6
Interest income	(0.2)	(0.4)
Income tax provision	—	0.5
Depreciation and amortization	8.6	11.1
EBITDA	$25.4	$(71.4)

16.                               Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 6, Leases, and Note 11, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 16, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At March 31, 2010, there have been no material changes to our commitments outside the normal course of business, except as disclosed in Note 11, Debt.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2010, there have been no material changes to the guarantees disclosed in the 2009 Form 10-K, except that the amount of borrowings guaranteed under the Revolving Credit Facility decreased $120.0 million, as discussed in Note 11, Debt.

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

18.                               Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. Certain amounts in prior periods’ consolidating financial statements have been reclassified to conform to the current-period presentation. The senior subordinated notes are guaranteed on a senior subordinated basis jointly and severally by BC Holdings and each of its existing and future subsidiaries (other than:  (i) the co-issuers, Boise Cascade and Boise Cascade Finance Corporation; and (ii) our foreign subsidiaries). Other than the consolidated financial statements and footnotes for BC Holdings, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$474,320	$3,102	$—	$477,422
Intercompany	—	—	—	3,034	(3,034)	—
Related parties	—	—	9,831	—	—	9,831
	—	—	484,151	6,136	(3,034)	487,253

Costs and expenses
Materials, labor, and other operating expenses	—	—	422,528	6,597	(3,224)	425,901
Materials, labor, and other operating expenses from related parties	—	—	6,222	—	—	6,222
Depreciation and amortization	—	97	8,017	476	—	8,590
Selling and distribution expenses	—	—	47,861	304	—	48,165
General and administrative expenses	—	1,574	5,694	—	190	7,458
General and administrative expenses from related party	—	1,576	—	—	—	1,576
Other (income) expense, net	—	—	(35)	(45)	—	(80)
	—	3,247	490,287	7,332	(3,034)	497,832

Loss from operations	—	(3,247)	(6,136)	(1,196)	—	(10,579)

Equity in net income of affiliate (Boise Inc.)	1,889	—	—	—	—	1,889
Gain on sale of shares of Boise Inc.	25,308	—	—	—	—	25,308
Foreign exchange gain (loss)	—	43	(50)	154	—	147
Interest expense	—	(5,520)	—	—	—	(5,520)
Interest income	—	60	134	—	—	194
	27,197	(5,417)	84	154	—	22,018

Income (loss) before income taxes and equity in net income (loss) of affiliates	27,197	(8,664)	(6,052)	(1,042)	—	11,439
Income tax provision	—	(16)	(29)	—	—	(45)

Income (loss) before equity in net income (loss) of affiliates	27,197	(8,680)	(6,081)	(1,042)	—	11,394

Equity in net income (loss) of affiliates	(15,803)	(7,123)	—	—	22,926	—
Net income (loss)	$11,394	$(15,803)	$(6,081)	$(1,042)	$22,926	$11,394

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$406,469	$1,255	$—	$407,724
Intercompany	—	—	3	1,697	(1,700)	—
Related parties	—	—	5,703	—	—	5,703
	—	—	412,175	2,952	(1,700)	413,427

Costs and expenses
Materials, labor, and other operating expenses	—	(64)	379,108	3,727	(1,700)	381,071
Materials, labor, and other operating expenses from related parties	—	—	12,290	—	—	12,290
Depreciation and amortization	—	113	10,544	462	—	11,119
Selling and distribution expenses	—	—	44,942	299	—	45,241
General and administrative expenses	—	1,587	5,338	—	—	6,925
General and administrative expenses from related party	—	2,433	—	—	—	2,433
Other (income) expense, net	—	(1,913)	4,736	(142)	—	2,681
	—	2,156	456,958	4,346	(1,700)	461,760

Loss from operations	—	(2,156)	(44,783)	(1,394)	—	(48,333)

Equity in net income of affiliate (Boise Inc.)	3,005	—	—	—	—	3,005
Impairment of investment in equity affiliate	(43,039)	—	—	—	—	(43,039)
Foreign exchange loss	—	(247)	(16)	(69)	—	(332)
Change in fair value of contingent value rights	—	194	—	—	—	194
Gain on repurchase of long-term debt	—	6,026	—	—	—	6,026
Interest expense	—	(5,616)	—	—	—	(5,616)
Interest income	—	281	116	—	—	397
	(40,034)	638	100	(69)	—	(39,365)

Loss before income taxes and equity in net income (loss) of affiliates	(40,034)	(1,518)	(44,683)	(1,463)	—	(87,698)
Income tax (provision) benefit	—	(509)	26	—	—	(483)

Loss before equity in net income (loss) of affiliates	(40,034)	(2,027)	(44,657)	(1,463)	—	(88,181)

Equity in net income (loss) of affiliates	(48,147)	(46,120)	—	—	94,267	—
Net income (loss)	$(88,181)	$(48,147)	$(44,657)	$(1,463)	$94,267	$(88,181)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at March 31, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

(thousands)

ASSETS

Current
Cash and cash equivalents	$5	$335,989	$19	$71	$—	$336,084
Receivables
Trade, less allowances	—	—	150,224	1,313	—	151,537
Related parties	—	5	941	—	—	946
Intercompany	—	—	56	—	(56)	—
Other	—	—	3,457	675	(90)	4,042
Inventories	—	—	262,078	6,435	—	268,513
Prepaid expenses and other	—	3,542	917	150	(1,054)	3,555
	5	339,536	417,692	8,644	(1,200)	764,677

Property
Property and equipment, net	—	2,355	250,585	11,846	—	264,786
Timber deposits	—	—	10,517	—	—	10,517
	—	2,355	261,102	11,846	—	275,303

Deferred financing costs	—	5,403	—	—	—	5,403
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,916	—	—	8,916
Other assets	—	19	7,912	—	—	7,931
Investments in affiliates	438,203	548,932	—	—	(987,135)	—
Total assets	$438,208	$896,245	$707,792	$20,490	$(988,335)	$1,074,400

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at March 31, 2010 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$9,610	$138,652	$1,114	$—	$149,376
Related parties	—	393	1,578	—	—	1,971
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	13,707	17,487	317	—	31,511
Interest payable	—	7,709	—	—	—	7,709
Other	—	1,426	15,939	483	(1,144)	16,704
	—	32,845	173,656	1,970	(1,200)	207,271

Debt
Long-term debt	—	303,146	—	—	—	303,146

Other
Compensation and benefits	—	112,305	—	—	—	112,305
Other long-term liabilities	—	9,746	3,724	—	—	13,470
	—	122,051	3,724	—	—	125,775

Redeemable equity units
Series B equity units	2,765	—	—	—	—	2,765
Series C equity units	5,636	—	—	—	—	5,636
Redeemable equity units	—	8,401	—	—	(8,401)	—
	8,401	8,401	—	—	(8,401)	8,401

Commitments and contingent liabilities

Capital
Series A equity units	90,662	—	—	—	—	90,662
Series B equity units	339,145	—	—	—	—	339,145
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	429,802	530,412	18,520	(978,734)	—
Total capital	429,807	429,802	530,412	18,520	(978,734)	429,807
Total liabilities and capital	$438,208	$896,245	$707,792	$20,490	$(988,335)	$1,074,400

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$286,999	$19	$83	$—	$287,101
Receivables
Trade, less allowances	—	—	94,422	976	—	95,398
Intercompany	—	—	56	—	(56)	—
Related parties	—	23	2,581	—	—	2,604
Other	—	61	3,038	396	—	3,495
Inventories	—	—	228,286	4,488	—	232,774
Prepaid expenses and other	—	704	1,094	72	—	1,870
	—	287,787	329,496	6,015	(56)	623,242

Property
Property and equipment, net	—	2,405	255,604	12,220	—	270,229
Fiber farms and deposits	—	—	9,264	—	—	9,264
	—	2,405	264,868	12,220	—	279,493

Investment in equity affiliate (Boise Inc.)	62,967	—	—	—	—	62,967
Deferred financing costs	—	5,734	—	—	—	5,734
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,919	—	—	8,919
Other assets	—	19	8,340	—	—	8,359
Investments in affiliates	367,252	521,889	—	—	(889,141)	—
Total assets	$430,219	$817,834	$623,793	$18,235	$(889,197)	$1,000,884

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2009 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$7,422	$81,308	$523	$—	$89,253
Related parties	—	2,019	430	—	—	2,449
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	8,941	18,766	180	—	27,887
Interest payable	—	3,644	—	—	—	3,644
Other	—	1,443	14,614	638	—	16,695
	—	23,469	115,118	1,397	(56)	139,928

Debt
Long-term debt	—	303,146	—	—	—	303,146

Other
Compensation and benefits	—	113,290	—	—	—	113,290
Other long-term liabilities	—	10,677	3,624	—	—	14,301
	—	123,967	3,624	—	—	127,591

Redeemable equity units
Series B equity units	2,765	—	—	—	—	2,765
Series C equity units	5,202	—	—	—	—	5,202
Redeemable equity units	—	7,967	—	—	(7,967)	—
	7,967	7,967	—	—	(7,967)	7,967

Commitments and contingent liabilities

Capital
Series A equity units	88,908	—	—	—	—	88,908
Series B equity units	333,344	—	—	—	—	333,344
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	359,285	505,051	16,838	(881,174)	—
Total capital	422,252	359,285	505,051	16,838	(881,174)	422,252
Total liabilities and capital	$430,219	$817,834	$623,793	$18,235	$(889,197)	$1,000,884

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months ended March 31, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$11,394	$(15,803)	$(6,081)	$(1,042)	$22,926	$11,394
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate (Boise Inc.)	(1,889)	—	—	—	—	(1,889)
Gain on sale of shares of Boise Inc.	(25,308)	—	—	—	—	(25,308)
Equity in net (income) loss of affiliates	15,803	7,123	—	—	(22,926)	—
Depreciation and amortization of deferred financing costs and other	—	630	8,017	476	—	9,123
Pension expense	—	2,087	—	—	—	2,087
Management equity units expense	—	434	—	—	—	434
Other	—	(42)	(1)	(178)	—	(221)
Decrease (increase) in working capital
Receivables	—	168	(54,579)	(616)	—	(55,027)
Inventories	—	—	(33,792)	(1,947)	—	(35,739)
Prepaid expenses and other	—	(1,539)	1,230	(80)	—	(389)
Accounts payable and accrued liabilities	—	7,202	57,713	573	—	65,488
Pension contributions	—	(2,976)	—	—	—	(2,976)
Other	—	(284)	438	1	—	155
Cash used for operations	—	(3,000)	(27,055)	(2,813)	—	(32,868)

Cash provided by (used for) investment
Proceeds from sale of shares of equity affiliate, net	86,123	—	—	—	—	86,123
Expenditures for property and equipment	—	—	(3,144)	(101)	—	(3,245)
Other	—	38	(1,243)	178	—	(1,027)
Cash provided by (used for) investment	86,123	38	(4,387)	77	—	81,851

Cash provided by (used for) financing
Parent/subsidiary equity transactions	(86,118)	86,118	—	—	—	—
Due to (from) affiliates	—	(34,166)	31,442	2,724	—	—
Cash provided by (used for) financing	(86,118)	51,952	31,442	2,724	—	—

Increase (decrease) in cash and cash equivalents	5	48,990	—	(12)	—	48,983
Balance at beginning of the period	—	286,999	19	83	—	287,101
Balance at end of the period	$5	$335,989	$19	$71	$—	$336,084

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months ended March 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(88,181)	$(48,147)	$(44,657)	$(1,463)	$94,267	$(88,181)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate (Boise Inc.)	(3,005)	—	—	—	—	(3,005)
Impairment of investment in Boise Inc.	43,039	—	—	—	—	43,039
Equity in net (income) loss of affiliates	48,147	46,120	—	—	(94,267)	—
Depreciation and amortization of deferred financing costs and other	—	456	10,544	462	—	11,462
Pension expense	—	4,938	—	—	—	4,938
Management equity units expense	—	778	—	—	—	778
Gain on repurchase of long-term debt	—	(6,026)	—	—	—	(6,026)
Facility closure and curtailment costs	—	—	2,754	—	—	2,754
Other	—	54	(66)	69	—	57
Decrease (increase) in working capital
Receivables	—	872	(26,180)	(458)	(34)	(25,800)
Inventories	—	—	12,739	435	—	13,174
Prepaid expenses and other	—	(2,800)	1,558	(115)	—	(1,357)
Accounts payable and accrued liabilities	—	2,879	4,970	(57)	34	7,826
Pension contributions	—	(25,045)	—	—	—	(25,045)
Other	—	(1,219)	(127)	(4)	—	(1,350)
Cash used for operations	—	(27,140)	(38,465)	(1,131)	—	(66,736)

Cash provided by (used for) investment
Expenditures for property and equipment	—	(12)	(3,854)	(363)	—	(4,229)
Other	—	(249)	558	(71)	—	238
Cash provided by (used for) investment	—	(261)	(3,296)	(434)	—	(3,991)

Cash provided by (used for) financing
Payments of long-term debt	—	(5,627)	—	—	—	(5,627)
Tax distributions to members	(9,897)	—	—	—	—	(9,897)
Repurchase of management equity units	(8)	—	—	—	—	(8)
Parent/subsidiary equity transactions	9,904	(9,904)	—	—	—	—
Due to (from) affiliates	—	(43,342)	41,760	1,582	—	—
Cash provided by (used for) financing	(1)	(58,873)	41,760	1,582	—	(15,532)

Increase (decrease) in cash and cash equivalents	(1)	(86,274)	(1)	17	—	(86,259)
Balance at beginning of the period	1	275,726	20	56	—	275,803
Balance at end of the period	$—	$189,452	$19	$73	$—	$189,544

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2009 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part I, Item 1A. Risk Factors” in our 2009 Form 10-K, as well as the factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the three months ended March 31, 2010, from those listed in our 2009 Form 10-K. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Cascade Holdings, L.L.C., is a privately held building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). As used in this Form 10-Q, the terms “BC Holdings,” “we,” and “our” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Our wholly owned subsidiary, Boise Cascade, L.L.C., is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products and plywood in North America.

We operate our business using three reportable segments:  (1) Building Materials Distribution, which is a wholesale distributor of building materials, (2) Wood Products, which manufactures and sells engineered wood products (EWP), plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments. For more information see Note 15, Segment Information, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

Executive Overview

The U.S. economy began to improve in 2009, and real Gross Domestic Product (GDP) in the U.S. grew an estimated 5.6% and 3.2% in fourth quarter 2009 and first quarter 2010, respectively. However, U.S. unemployment remains high, at 9.7% in March 2010, and residential construction remains low. Concerns continue over the level of residential construction activity, number of foreclosures, availability and cost of credit, unemployment, and consumer and business confidence, which all affect the business and economic environment in which we operate.

Demand for our products correlates with the level of residential construction activity in North America, which has historically been cyclical. The current downturn in the residential construction market has become one of the most severe housing downturns in U.S. history. As of April 2010, the Blue Chip Economic Indicators consensus forecast for 2010 single- and multifamily housing starts in the U.S. was approximately 0.68 million units, compared with 0.55 million and 0.91 million units of single- and multifamily housing starts in 2009 and 2008, as reported by the U.S. Census Bureau. These amounts are significantly below historical trends of approximately 1.5 million units over the ten years prior to 2010. As a result, we continue to manage our production levels to our sales demand, which will likely cause us to continue to operate our facilities below their capacity. In addition, we continue to prudently manage our working capital and capital spending in this environment. We expect the downturn to continue to adversely affect our operating results in 2010; however, the annualized level of housing starts appears to have stabilized, and many economists expect modest improvement in 2010, compared with 2009. While near-term residential construction is constrained in the U.S., positive long-term demographic fundamentals, including immigration, are expected to support household formations, which in turn, are expected to support a recovery in new residential housing demand.

Pricing for many of the commodity products we manufacture and distribute increased during first quarter 2010. The price increases reflected supply-side issues and modest improvements in demand. The industry supply-side issues resulted from constrained inventory levels, curtailments, and a major earthquake in Chile that disrupted imports. We believe that as a result of these supply-side issues, market prices may be volatile in the months ahead.

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

•                  Boise Inc.’s performance under the Outsourcing Services Agreement; and

•                  The other factors described in “Part I, Item 1A. Risk Factors” in our 2009 Form 10-K.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the Acts) became law. Based on our preliminary review, the Acts do not appear to create any substantial, immediate costs. Because we do not subsidize our retiree medical plans and do not provide retirees with post-65 medical coverage, the elimination of the tax deduction related to the Medicare Part D subsidy in the Patient Protection and Affordable Care Act will not affect our financial statements. We are continuing to evaluate the impact of the Acts on our financial position and results of operations. Given the scope and complexity of the legislation, it is difficult to predict its future impact.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010	2009
	(millions)
Sales
Trade	$477.4	$407.7
Related parties	9.9	5.7
	487.3	413.4

Costs and expenses
Materials, labor, and other operating expenses	425.9	381.1
Materials, labor, and other operating expenses from related parties	6.2	12.3
Depreciation and amortization	8.6	11.1
Selling and distribution expenses	48.2	45.2
General and administrative expenses	7.5	6.9
General and administrative expenses from related party	1.6	2.4
Other (income) expense, net	(0.1)	2.7
	497.9	461.7

Loss from operations	$(10.6)	$(48.3)

	(percentage of sales)
Sales
Trade	98.0%	98.6%
Related parties	2.0	1.4
	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including from related parties	88.7%	95.1%
Depreciation and amortization	1.8	2.7
Selling and distribution expenses	9.9	10.9
General and administrative expenses, including from related party	1.8	2.3
Other (income) expense, net	—	0.7
	102.2%	111.7%

Loss from operations	(2.2)%	(11.7)%

Sales Volumes and Prices

Set forth below are sales mix information for our Building Materials Distribution segment and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31
	2010	2009
	(millions)
Segment Sales
Building Materials Distribution	$389.1	$335.0
Wood Products	$148.0	$116.5

	(percentage of Building Materials Distribution sales)
Product Line Sales
Building Materials Distribution
Commodity	50.9%	48.1%
Engineered wood	11.0	9.8
General line	38.1	42.1

	(millions)
Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	1.7	1.1
I-joists (equivalent lineal feet)	24	16
Plywood (sq. ft.) (3/8” basis)	234	246
Lumber (board feet)	36	30
Particleboard (sq. ft.) (3/4” basis)	20	18

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (cubic foot)	$14.86	$15.24
I-joists (1,000 equivalent lineal feet)	902	900
Plywood (1,000 sq. ft.) (3/8” basis)	230	200
Lumber (1,000 board feet)	415	304
Particleboard (1,000 sq. ft.) (3/4” basis)	305	347

Operating Results

Sales

For the three months ended March 31, 2010, total sales increased $73.9 million, or 18%, to $487.3 million from $413.4 million during the three months ended March 31, 2009. Compared with the same period a year ago, the increase was driven primarily by increased sales volumes and prices for most of our products.

Building Materials Distribution.  Sales increased $54.1 million, or 16%, to $389.1 million for the three months ended March 31, 2010, from $335.0 million for the three months ended March 31, 2009. The increase in sales was principally the result of an 11% increase in net selling prices (primarily commodity price increases) and a 5% increase in product volumes sold.

Wood Products.  Sales increased $31.5 million, or 27%, to $148.0 million for the three months ended March 31, 2010, from $116.5 million for the three months ended March 31, 2009. The increase in sales was attributable primarily to EWP sales volumes increasing over 50%, 37% higher lumber sales prices and 19% higher lumber sales volumes, and 15% higher plywood sales prices. The increased product prices largely reflect supply-side issues resulting from constrained inventory levels, curtailments, modest improvements in demand, and a disruption in imports.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, increased $38.7 million, or 10%, to $432.1 million for the three months ended March 31, 2010, compared with $393.4 million during the same period in the prior year. The increase related to higher purchased materials costs (due to an increase in pricing for commodity products we purchase and resell), as well as increased sales volumes in our Building Materials Distribution segment. In our Wood Products segment, these costs increased due to increased manufacturing volumes in response to the increase in sales. While total materials, labor, and other operating expenses, including from related parties, increased, the costs decreased as a percent of sales, because the costs did not increase at the same rate as sales in the quarter.

Depreciation and amortization expenses decreased $2.5 million, or 23%, to $8.6 million for the three months ended March 31, 2010, compared with $11.1 million for the same period in the prior year. Depreciation in first quarter 2009 included the acceleration of $2.5 million of depreciation on the assets at our La Grande, Oregon, lumber manufacturing facility related to the decision to indefinitely curtail the operations in first quarter 2009.

Selling and distribution expenses increased $3.0 million, or 6%, to $48.2 million for the three months ended March 31, 2010, compared with $45.2 million for the same period in the prior year. The increase was due primarily to costs related to the truss assembly operation and EWP sales office we acquired in Saco and Biddeford, Maine, in second quarter 2009, increased transportation costs in our Building Materials Distribution segment in connection with increased sales volumes, and to a lesser extent, additional lease expense for the relocation of our facility in Maryland and expansion in Minneapolis. While total selling and distribution expenses increased, they decreased as a percent of sales.

General and administrative expenses, including from related parties, were relatively flat for the three months ended March 31, 2010, compared with the same period in the prior year. Because of the increase in sales in the quarter, general and administrative expenses as a percent of sales decreased 0.5% for the three months ended March 31, 2010, compared with the same period in the prior year.

Other (income) expense, net, changed $2.8 million to $0.1 million of income for the three months ended March 31, 2010, compared with $2.7 million of net expense during the same period a year ago. In first quarter 2009, we recorded $4.4 million of expense for our commitment to indefinitely curtail our lumber manufacturing facility in La Grande, Oregon. In addition, in first quarter 2009, we recognized a net $0.7 million noncash curtailment gain primarily related to amending our nonqualified salaried pension plans. For more information, see Note 5, Other (Income) Expense, Net, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

Loss From Operations

Our loss from operations decreased $37.7 million to a loss of $10.6 million for the three months ended March 31, 2010, from a $48.3 million loss in the same period a year ago. The improvement resulted primarily from higher prices for the commodity products we distribute and manufacture and lower conversion costs for all of our product lines in our Wood Products segment.

Building Materials Distribution.  Segment loss decreased $7.8 million to $0.7 million for the three months ended March 31, 2010, from $8.5 million for the three months ended March 31, 2009. The improvement related to a 1.4% increase in gross margin, which was due primarily to rising prices for the commodity products we distribute, partially offset by increased selling and distribution expenses resulting from the increase in sales volume during the quarter.

Wood Products.  Segment loss decreased $31.0 million to $6.6 million for the three months ended March 31, 2010, compared with a $37.6 million loss for the three months ended March 31, 2009. Overall, our operating results for the three months ended March 31, 2010, were affected by favorable input costs (primarily lower conversion costs for all of our product lines and lower wood costs) and improved product pricing, most of which related to plywood and lumber. In addition, the three months ended March 31, 2009, included $7.5 million of expenses related to closing our lumber manufacturing facility in La Grande, Oregon.

Other

Investment in Equity Affiliate.  In connection with the sale of our Paper and Packaging & Newsprint assets, we received 37.9 million, or 49%, of Boise Inc.’s shares of common stock. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. The ownership interest provided us with the ability to exercise significant influence. In 2009, we sold about half of our investment in Boise Inc., decreasing our ownership position to 18.3 million shares, or 23.5%, at December 31, 2009. In first quarter 2010, we sold all of our remaining shares of Boise Inc. and, as a result, discontinued the equity method of accounting.

During the three months ended March 31, 2010 and 2009, we recorded $27.2 million of income and $40.0 million of net expense related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), as follows:

	Three Months Ended March 31
	2010	2009
	(millions)

Equity in net income (loss) of Boise Inc.	$0.1	$(1.0)
Amortization of basis differential	1.8	5.0
Loss on shares issued for settlement of CVR liability (a)	—	(1.0)
Equity in net income of affiliate	1.9	3.0
Gain on sale of shares of equity affiliate (b)	25.3	—
Impairment of investment in equity affiliate (c)	—	(43.0)
Total	$27.2	$(40.0)

(a)                                  During the three months ended March 31, 2009, we settled our obligation related to the contingent value rights (CVRs) we issued to holders of Boise Inc. common stock. In connection with the settlement in first quarter 2009, we transferred ownership of 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income of affiliate” in our Consolidated Statement of Income (Loss) for the difference between the market price on the date we settled our obligation with shares and the carrying amount of the shares recorded on our Balance Sheet. For more information, see Note 12, Financial Instrument Risk, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

(b)                                 In first quarter 2010, we sold 18.3 million Boise Inc. shares for net proceeds of $86.1 million, and we recorded a $25.3 million gain on the sale of the shares in our Consolidated Statement of Income (Loss). We reduced our investment in Boise Inc. and our accumulated other comprehensive income related to our investment in Boise Inc. to zero. Under the terms of the indenture governing our 7.125% senior subordinated notes due 2014, we are required to use the net proceeds from the sale of the Boise Inc. shares within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. For more information, see “Liquidity and Capital Resources” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c)                                  On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. The fair value of our investment in Boise Inc. was calculated based on our 37.1 million shares of Boise Inc. and Boise Inc.’s stock price of $0.61 on March 31, 2009. The carrying value of our investment was calculated as the sum of (1) the amount recorded in “Investment in equity affiliate” on our Consolidated Balance Sheet and (2) the amount of accumulated other comprehensive income related to our investment in Boise Inc. recorded within “Series B equity units” on our Consolidated Balance Sheet.

We made the other-than-temporary-impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in

September 2008. Accordingly, in first quarter 2009, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Income (Loss) and reduced by $40.8 million accumulated other comprehensive loss related to our investment in Boise Inc. (which was accumulated monthly from recording our proportionate share of Boise Inc.’s other comprehensive income or loss). In addition, we decreased “Investment in equity affiliate” $2.2 million to reduce the aggregate carrying value of our investment recorded on our Consolidated Balance Sheet to its fair value of $0.61 per share on March 31, 2009.

Gain on repurchase of long-term debt.  During the three months ended March 31, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain.

Income tax provision. Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the three months ended March 31, 2010 and 2009, income tax expense was $45,000 and $0.5 million. During both the three months ended March 31, 2010 and 2009, our effective tax rate for our separate subsidiaries that are taxed as corporations was 34.0%.

Liquidity and Capital Resources

While the demand for new residential construction is forecasted to improve in 2010 over the low levels experienced in 2009, continued concerns over the level of residential construction activity, number of foreclosures, availability and cost of credit, unemployment, and consumer and business confidence create uncertainty around the amount of cash flow we will generate during the remainder of 2010. In response to the continued economic uncertainty and to enhance our liquidity, we have and will continue to match production with market demand.

Despite the difficult conditions, we ended first quarter 2010 with $336.1 million of cash, $303.1 million of long-term debt, and $426.4 million of available liquidity. In first quarter 2010, we sold 18.3 million Boise Inc. shares for net proceeds of $86.1 million. We are obligated under the indenture governing our 7.125% senior subordinated notes (Indenture) to use the net proceeds (as defined in the Indenture) from the sale of shares of Boise Inc. within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. At March 31, 2010, approximately $160 million of cash was governed by the Indenture. On April 1, 2010, we borrowed an additional $45.0 million under the Revolving Credit Facility, bringing the total amount outstanding to $120.0 million. On April 30, 2010, we used $120.0 million of cash on hand to repay amounts owed under the Indenture (for more information, see Note 11, Debt, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q). We anticipate that this repayment, in combination with our recent and expected capital spending, will fulfill our obligation under the Indenture with respect to net available cash received in connection with the Boise Inc. stock sales.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, and working capital for at least the next 12 months.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. For the three months ended March 31, 2010 and 2009, our operating activities used $32.9 million and $66.7 million of cash, respectively. Relative to the three months ended March 31, 2009, the decrease in cash used by operations relates primarily to the following:

•                  Items in net income (loss) used $4.4 million of cash during the three months ended March 31, 2010, compared with $34.2 million during the same period in 2009.  The decrease is due primarily to reduced losses in our Building Materials Distribution and Wood Products segments. As discussed under “Operating Results” above, the improvement for the three months ended March 31, 2010, was primarily the result of higher sales prices for the commodity products we distribute and manufacture and lower per-unit conversion costs for all of our product lines in our Wood Products segment.

•                  A decrease in cash contributions to our pension plans.  During the three months ended March 31, 2010, we used $3.0 million of cash to make pension contribution payments, compared with $25.0 million during the three months ended March 31, 2009.

•                  The decrease in cash used by operations discussed above was partially offset by $25.7 million of cash used for working capital increases in first quarter 2010, compared with $6.2 million of cash used in the same period a year ago.  Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The increase in working capital in first quarter 2010 was attributable primarily to higher receivables and inventories, partially offset by an increase in accounts payable and accrued liabilities. The increase in receivables in our Building Materials Distribution and Wood Products segments primarily reflects increased sales of approximately 49% and 43%, comparing sales for the month of March 2010 with sales for the month of December 2009. The increases in inventories, accounts payable, and accrued liabilities in 2010 represent normal seasonal inventory build, whereas in 2009, we were able to reduce inventories throughout the first quarter as part of our effort to manage to the weakened demand environment in the housing market. The increases also relate to increased pricing for the commodity products we purchased for resale in first quarter 2010, compared with the same period a year ago.

Investment Activities

During the three months ended March 31, 2010, we received $86.1 million of net proceeds from the sale of 18.3 million Boise Inc. shares. We used approximately $3.2 million of cash for purchases of property, plant, and equipment. We expect capital expenditures in 2010 to total approximately $35 million to $40 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2010 will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

During the three months ended March 31, 2009, we used $4.2 million of cash for purchases of property, plant, and equipment.

Financing Activities

Cash used for financing activities was zero for the three months ended March 31, 2010, compared with $15.5 million during the same period in 2009. During the three months ended March 31, 2009, we repurchased $11.9 million of senior subordinated notes for $5.6 million, plus accrued interest. We also paid $9.9 million for the final tax distributions to equity holders related to the taxable gain on the sale of our Paper and Packaging & Newsprint assets.

For more information related to our debt structure, see the discussion under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. Except as updated in Note 11, Debt, of the Notes to Unaudited Quarterly Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, as of the date of this filing, there have been no other changes to our debt structure.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K. At March 31, 2010, there have been no material changes to our contractual obligations outside the normal course of business.

Off-Balance-Sheet Activities

At March 31, 2010, and December 31, 2009, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 16, Commitments and Guarantees, and Note 19, Consolidating Guarantor and Nonguarantor Financial Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2010, there have been no material changes to the guarantees disclosed in our 2009 Form 10-K.

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

Employees

As of March 31, 2010, we had approximately 4,250 employees. Approximately 1,460, or 34%, of these employees work pursuant to collective bargaining agreements. As of March 31, 2010, we had 12 collective bargaining agreements, of which one agreement, representing 24 employees, was renewed in April 2010. We have no other agreements up for renewal during the remainder of 2010. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Environmental

For information on environmental issues, see Environmental in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting

Estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. As of March 31, 2010, there have been no changes to our critical accounting estimates disclosed in our 2009 Form 10-K, except that in first quarter 2010, we sold our remaining investment in Boise Inc., and we are no longer required to evaluate the investment for other-than-temporary impairment.

New and Recently Adopted Accounting Standards

For information related to new and recently adopted accounting standards, see Note 13, New and Recently Adopted Accounting Standards, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” in this Form 10-Q.

ITEM 3.                                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to financial risks such as changes in interest rates, credit risk, and foreign currency exchange rates. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents and bank credit facility. During the three months ended March 31, 2010 and 2009, we did not use any interest rate derivatives to manage this risk.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivables. In order to reduce this risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2010, and December 31, 2009, the receivables from a single customer accounted for approximately 13% and 14% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Foreign Currency Risk

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. During the three months ended March 31, 2010 and 2009, we did not use any foreign currency hedges.

Contingent Value Rights

As part of the sale of our Paper and Packaging & Newsprint assets, Terrapin Partners Venture Partnership and Boise Cascade, L.L.C., issued 21.2 million contingent value rights (CVRs) to holders of Boise Inc. stock. During the three months ended March 31, 2009, we settled our obligation related to the CVRs using 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income of affiliate” in our Consolidated Statement of Income (Loss) for the difference between the Boise Inc. share price on the date we settled our obligation with shares and the carrying amount of the shares recorded on our Consolidated Balance Sheet.

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

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the quarter covered by this Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our first quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                         LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.                                RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A. Risk Factors” of our 2009 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors for the three months ended March 31, 2010, from those listed in our 2009 Form 10-K. We do not assume an obligation to update any forward-looking statement.

ITEM 2.                                           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                           (REMOVED AND RESERVED)

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

Date:  May 11, 2010

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2010

Number	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002