Form 10-Q
period 2010-06-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2010-08-12
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

iii

PART I—FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended June 30
	2010	2009
	(thousands)
Sales
Trade	$646,320	$512,247
Related parties	5,168	8,933
	651,488	521,180

Costs and expenses
Materials, labor, and other operating expenses	557,849	463,699
Materials, labor, and other operating expenses from related parties	10,550	6,332
Depreciation and amortization	8,595	11,448
Selling and distribution expenses	52,630	47,771
General and administrative expenses	11,205	6,863
General and administrative expenses from related party	—	2,503
Other (income) expense, net	60	(1,751)
	640,889	536,865

Income (loss) from operations	10,599	(15,685)

Equity in net income of affiliate	—	30,306
Foreign exchange gain (loss)	(355)	715
Interest expense	(6,021)	(6,135)
Interest income	199	178
	(6,177)	25,064

Income before income taxes	4,422	9,379
Income tax provision	(90)	(68)
Net income	$4,332	$9,311

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)

(unaudited)

	Six Months Ended June 30
	2010	2009
	(thousands)
Sales
Trade	$1,123,742	$919,971
Related parties	14,999	14,636
	1,138,741	934,607

Costs and expenses
Materials, labor, and other operating expenses	983,750	844,770
Materials, labor, and other operating expenses from related parties	16,772	18,622
Depreciation and amortization	17,185	22,567
Selling and distribution expenses	100,795	93,012
General and administrative expenses	18,663	13,788
General and administrative expenses from related party	1,576	4,936
Other (income) expense, net	(20)	930
	1,138,721	998,625

Income (loss) from operations	20	(64,018)

Equity in net income of affiliate	1,889	33,311
Gain on sale of shares of equity affiliate	25,308	—
Impairment of investment in equity affiliate	—	(43,039)
Foreign exchange gain (loss)	(208)	383
Change in fair value of contingent value rights	—	194
Gain on repurchase of long-term debt	—	6,026
Interest expense	(11,541)	(11,751)
Interest income	393	575
	15,841	(14,301)

Income (loss) before income taxes	15,861	(78,319)
Income tax provision	(135)	(551)
Net income (loss)	$15,726	$(78,870)

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2010	2009
	(thousands)
ASSETS

Current
Cash and cash equivalents	$264,548	$287,101
Receivables
Trade, less allowances of $2,103 and $1,584	156,554	95,398
Related parties	936	2,604
Other	3,050	3,495
Inventories	253,948	232,774
Prepaid expenses and other	5,664	1,870
	684,700	623,242

Property
Property and equipment, net	263,191	270,229
Timber deposits	11,339	9,264
	274,530	279,493

Investment in equity affiliate	—	62,967
Deferred financing costs	4,256	5,734
Goodwill	12,170	12,170
Intangible assets, net	8,912	8,919
Other assets	7,468	8,359
Total assets	$992,036	$1,000,884

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

(unaudited)

	June 30,	December 31,
	2010	2009
	(thousands, except for equity units)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$128,771	$89,253
Related parties	2,629	2,449
Accrued liabilities
Compensation and benefits	36,069	27,887
Interest payable	3,503	3,644
Other	20,867	16,695
	191,839	139,928

Debt
Long-term debt	228,146	303,146

Other
Compensation and benefits	115,095	113,290
Other long-term liabilities	13,806	14,301
	128,901	127,591

Redeemable equity units
Series B equity units — 2,764,854 units outstanding	2,765	2,765
Series C equity units — 16,270,616 units outstanding	6,071	5,202
	8,836	7,967

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000,000 units authorized and outstanding	92,435	88,908
Series B equity units — no par value; 550,000,000 units authorized; 532,558,673 units outstanding	341,879	333,344
Series C equity units — no par value; 44,000,000 units authorized; 11,951,751 units outstanding	—	—
Total capital	434,314	422,252

Total liabilities and capital	$992,036	$1,000,884

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30
	2010	2009
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$15,726	$(78,870)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate	(1,889)	(33,311)
Gain on sale of shares of equity affiliate	(25,308)	—
Impairment of investment in equity affiliate	—	43,039
Depreciation and amortization of deferred financing costs and other	19,063	23,836
Pension expense	3,865	7,461
Management equity units expense	869	1,496
Gain on repurchase of long-term debt	—	(6,026)
Facility closure and curtailment costs	—	1,968
Other	196	(1,014)
Decrease (increase) in working capital, net of acquisitions
Receivables	(58,511)	(52,812)
Inventories	(21,174)	39,903
Prepaid expenses and other	(2,098)	(3,281)
Accounts payable and accrued liabilities	48,161	41,366
Pension contributions	(3,070)	(25,064)
Other	1,899	(2,618)
Cash used for operations	(22,271)	(43,927)

Cash provided by (used for) investment
Proceeds from sale of shares of equity affiliate, net	86,123	—
Expenditures for property and equipment	(9,997)	(8,102)
Acquisitions of businesses and facilities	—	(4,598)
Other	(1,408)	1,778
Cash provided by (used for) investment	74,718	(10,922)

Cash provided by (used for) financing
Issuances of long-term debt	45,000	60,000
Payments of long-term debt	(120,000)	(65,627)
Tax distributions to members	—	(10,719)
Repurchase of management equity units	—	(18)
Cash used for financing	(75,000)	(16,364)

Decrease in cash and cash equivalents	(22,553)	(71,213)

Balance at beginning of the period	287,101	275,803

Balance at end of the period	$264,548	$204,590

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2008	66,000	$81,967	532,415	$268,391	11,183	$—	$350,358

Net loss (a)	—	—	—	(19,057)	—	—	(19,057)
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	43,902	—	—	43,902
Equity in other comprehensive income of equity affiliate	—	—	—	5,201	—	—	5,201
Impairment of investment in equity affiliate	—	—	—	40,824	—	—	40,824
Paid-in-kind dividend	—	6,707	—	(6,707)	—	—	—
Tax distributions, net	—	234	—	91	—	—	325
Allocation of redeemable equity units to Capital	—	—	144	340	769	—	340
Other	—	—	—	359	—	—	359
Balance at December 31, 2009 (c)	66,000	88,908	532,559	333,344	11,952	—	422,252

Net income (a)	—	—	—	15,726	—	—	15,726
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	383	—	—	383
Equity in other comprehensive loss of equity affiliate	—	—	—	(4,041)	—	—	(4,041)
Paid-in-kind dividend	—	3,527	—	(3,527)	—	—	—
Other	—	—	—	(6)	—	—	(6)
Balance at June 30, 2010 (c)	66,000	$92,435	532,559	$341,879	11,952	$—	$434,314

(a)                                  Total comprehensive income (loss) for the three and six months ended June 30, 2010, was $4.5 million and $12.1 million, compared with $9.6 million and $(4.3) million for the three and six months ended June 30, 2009.

(b)                                 Total other comprehensive income (loss) for the three and six months ended June 30, 2010, was $0.2 million and $(3.7) million, compared with $0.3 million and $74.6 million for the three and six months ended June 30, 2009.

(c)                                  Accumulated other comprehensive loss at June 30, 2010, and December 31, 2009, was $36.5 million and $32.9 million, respectively.

See accompanying notes to unaudited quarterly consolidated financial statements.

Notes to Unaudited Quarterly Consolidated Financial Statements

1.             Nature of Operations and Basis of Presentation

Nature of Operations

Boise Cascade Holdings, L.L.C., is a privately held building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). In February 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets, and we became a focused wood products manufacturing and building products distribution business. As used in this Form 10-Q, the terms “BC Holdings,” “we,” and “our” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Our wholly owned subsidiary, Boise Cascade, L.L.C., is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products and plywood in North America.

We operate our business in the following three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. See Note 15, Segment Information, for additional information about our reportable segments.

Basis of Presentation

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The net income (loss) for the three and six months ended June 30, 2010 and 2009, involved estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement and other postemployment benefits; and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. Quarterly results are not necessarily indicative of results that may be expected for the full year. These notes to unaudited consolidated financial statements should be read in conjunction with our 2009 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

Reclassifications

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period’s presentation.

2.             Investment in Equity Affiliate

In connection with the sale of our Paper and Packaging & Newsprint assets in February 2008, we received 37.9 million shares, or 49%, of Boise Inc.’s common stock. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. We accounted for the investment under the equity method of accounting. In 2009, we sold about half of our investment in Boise Inc., decreasing our ownership position to 18.3 million shares, or 23.5%, at December 31, 2009. In first quarter 2010, we sold all of our remaining shares of Boise Inc. and, as a result, discontinued the equity method of accounting.

During the three months ended June 30, 2009, we recorded $30.3 million of income related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), compared with $27.2 million of income and $9.7 million of net expense during the six months ended June 30, 2010 and 2009, as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2009	2010	2009
	(thousands)

Equity in net income of Boise Inc.	$24,256	$73	$23,304
Amortization of basis differential	6,050	1,816	11,032
Loss on shares issued for settlement of CVR liability	—	—	(1,025)
Equity in net income of affiliate	30,306	1,889	33,311
Gain on sale of shares of equity affiliate (a)	—	25,308	—
Impairment of investment in equity affiliate (b)	—	—	(43,039)
Total	$30,306	$27,197	$(9,728)

(a)                             In first quarter 2010, we sold 18.3 million Boise Inc. shares for net proceeds of $86.1 million, and we recorded a $25.3 million gain on the sale of the shares in our Consolidated Statement of Income (Loss) for the six months ended June 30, 2010. We reduced our investment in Boise Inc. and our accumulated other comprehensive income related to our investment in Boise Inc. to zero.

(b)                                 On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. We made the other-than-temporary-impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, for the six months ended June 30, 2009, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Income (Loss).

3.             Transactions With Related Parties

In first quarter 2010, we sold our remaining investment in Boise Inc. (see Note 2, Investment in Equity Affiliate, for more information), and because of the disposition, Boise Inc. and BC Holdings are no longer related parties. The 2010 related-party activity with Boise Inc. included in the Consolidated Financial Statements includes only those sales and costs and expenses transacted prior to March 2010, when BC Holdings and Boise Inc. were related parties. As a result, beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) (discussed below) represent the only significant related-party activity recorded in our Consolidated Financial Statements.

Sales

The $5.2 million and $15.0 million of related-party sales recorded in our Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2010, and the $8.9 million and $14.6 million of related-party sales during the three and six months ended June 30, 2009, represent chip and pulpwood sales to Boise Inc. (for the period they were a related party) and LTP from our Wood Products segment. The sales were made at prices designed to approximate market. LTP is an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade, L.L.C. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly impact the economic performance of LTP. Accordingly, we do not consolidate LTP’s results in our financial statements.

Costs and Expenses

During the three and six months ended June 30, 2010, we recorded related-party fiber purchases of $10.6 million and $16.2 million from LTP, compared with $5.2 million and $16.4 million during the three and six months ended June 30, 2009. We also recorded $0.3 million, $0.7 million, and $1.3 million of related-party expenses for transportation services purchased from Boise Inc. during the six months ended June 30, 2010, and the three and six months ended June 30, 2009. We purchased the fiber and transportation services at prices that approximated market prices. These costs are recorded in “Materials, labor, and other operating expenses from related parties” in our Consolidated Statements of Income (Loss).

In connection with the sale of our Paper and Packaging & Newsprint assets in February 2008, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2012. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee and related severance. The remaining absorption fee of $1.0 million is allocated among the services provided under the contract and declines to zero on February 22, 2011. For the three and six months ended June 30, 2010, total expenses incurred under the Outsourcing Services Agreement, including both related party and nonrelated party, were $3.6 million and $7.1 million, respectively.

During the six months ended June 30, 2010, and the three and six months ended June 30, 2009, we recorded the following expenses from the Outsourcing Services Agreement as related-party expenses in our Consolidated Statements of Income (Loss). As mentioned above, after we sold our remaining investment in Boise Inc. in March 2010, expenses incurred under the Outsourcing Services Agreement were no longer related party and, therefore, are not included in the table below.

	Three Months Ended June 30	Six Months Ended June 30
	2009	2010	2009
	(thousands)

Materials, labor, and other operating expenses from related parties	$463	$332	$953
Selling and distribution expenses	656	456	1,349
General and administrative expenses from related party	2,503	1,576	4,936
	$3,622	$2,364	$7,238

Tax Distributions

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of BC Holdings and affiliates to pay income taxes. During the six months ended June 30, 2010, we made no cash tax distributions. During the six months ended June 30, 2009, we made $10.7 million of cash tax distributions, which primarily related to the net taxable gain on the sale of our Paper and Packaging & Newsprint assets. During the six months ended June 30, 2009, we paid $8.1 million to Forest Products Holdings (FPH), our majority owner. FPH in turn paid $5.2 million to Madison Dearborn Partners, our equity sponsor, and $2.9 million to management investors. For the six months ended June 30, 2009, we paid $2.6 million to OfficeMax to fund their tax obligations related to their investments in us.

4.             Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2010, and December 31, 2009, we had $1.4 million and $1.9 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in “Sales, Trade.” At June 30, 2010, and December 31, 2009, we had $13.0 million and $9.9 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

5.             Other (Income) Expense, Net

Other (income) expense, net, includes miscellaneous income and expense items. The components of Other (income) expense, net, in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(thousands)

Facility closures and curtailments (a)	$—	$(932)	$—	$3,745
Changes in pension plans (b)	—	—	—	(747)
Other, net	60	(819)	(20)	(2,068)
	$60	$(1,751)	$(20)	$930

(a)                                 In the first half of 2009, we closed the lumber manufacturing facility in La Grande, Oregon, and during the three and six months ended June 30, 2009, we recorded $0.9 million of income and $3.4 million of expense in “Other (income) expense, net.” In addition, we recorded $2.6 million and $5.2 million of accelerated depreciation in “Depreciation and amortization” for the three and six months ended June 30, 2009, and $0.6 million of expenses in “Materials, labor, and other operating expenses” during the six months ended June 30, 2009, in our Consolidated Statements of Income (Loss).

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

6.             Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $3.6 million and $3.2 million for the three months ended June 30, 2010 and 2009, and $7.1 million and $6.5 million for the six months ended June 30, 2010 and 2009. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $6.2 million for the remainder of 2010, $11.7 million in 2011, $10.7 million in 2012, $9.6 million in 2013, $8.4 million in 2014, and $7.5 million in 2015, with total payments thereafter of $36.0 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

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

Income Tax (Provision) Benefit

Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For both the three months ended June 30, 2010 and 2009, income tax expense was $0.1 million. Income tax expense was $0.1 million and $0.6 million for the six months ended June 30, 2010 and 2009.

Excluding tax distributions to our equity holders (see Note 3, Transactions With Related Parties), during the three months ended June 30, 2010 and 2009, we paid $0.2 million and $0.6 million of tax, net of income taxes refunded, and we paid $0.1 million and $0.6 million of income taxes, net of refunds received, during the six months ended June 30, 2010 and 2009, respectively.

Income Tax Uncertainties

BC Holdings, or one of our subsidiaries, files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, California, Idaho, Oregon, Texas, and Washington. We are subject to tax examinations from 2007 to present. In 2008, the United States Internal Revenue Service (IRS) completed an audit of BC Holdings’ 2005 and 2006 tax years and issued a proposed adjustment. We appealed the adjustment. The IRS agreed with our position, and no adjustment resulted from the audit.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. In third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006, which is now closed. At December 31, 2009, we increased the amount of our unrecognized tax benefit by $5.8 million as a result of uncertainty surrounding this audit. We charged the $5.8 million of unrecognized tax liabilities to income tax expense, with an offsetting adjustment to the valuation allowances on deferred tax assets related to Boise AllJoist’s net operating losses. As a result, the net impact of recording the unrecognized tax benefit in our 2009 Consolidated Statement of Income (Loss) was zero. The audit was closed with no additional changes, and because of sufficient net operating loss carryforwards from prior years, no cash payments were required.

8.             Inventories

Inventories include the following:

	June 30, 2010	December 31, 2009
	(thousands)

Finished goods and work in process	$219,984	$187,215
Logs	17,107	29,302
Other raw materials and supplies	16,857	16,257
	$253,948	$232,774

9.             Property and Equipment, Net

Property and equipment, net, consisted of the following asset classes:

	June 30, 2010	December 31, 2009
	(thousands)

Land and land improvements	$36,618	$36,618
Buildings and improvements	110,542	110,268
Machinery and equipment	281,136	279,455
Construction in progress	10,780	4,156
	439,076	430,497
Less accumulated depreciation	(175,885)	(160,268)
	$263,191	$270,229

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

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Corporate and Other	Total
	(thousands)

Balance at June 30, 2010, and December 31, 2009	$5,593	$6,577	$—	$12,170

At June 30, 2010, and December 31, 2009, intangible assets represent the values assigned to trade names and trademarks, customer relationships, and a noncompete agreement. The trade names and trademarks have an indefinite life and are not amortized. Customer relationships were amortized over five years, and the noncompete agreement is amortized over two years.

Intangible assets consisted of the following:

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(2,100)	—
Noncompete agreement	25	(13)	12
	$11,025	$(2,113)	$8,912

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(2,100)	—
Noncompete agreement	25	(6)	19
	$11,025	$(2,106)	$8,919

Intangible asset amortization expense was insignificant for each of the three and six months ended June 30, 2010. Amortization expense is not expected to be significant for the remainder of 2010 or thereafter.

11.          Debt

At June 30, 2010, and December 31, 2009, our long-term debt was as follows:

	June 30,	December 31,
	2010	2009
	(thousands)

Asset-based revolving credit facility, due 2013	$—	$75,000
7.125% senior subordinated notes, due 2014	228,146	228,146
Total long-term debt	$228,146	$303,146

Asset-Based Revolving Credit Facility

In May 2009, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, amended it’s five-year $350 million senior secured asset-based revolving credit facility with Bank of America (Revolving Credit Facility) to permanently reduce the lending commitments by $60.0 million, bringing the total commitments to $290.0 million. On April 1, 2010, we borrowed an additional $45.0 million under the Revolving Credit Facility, bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million, and we permanently reduced the lending commitments by a like amount, bringing the total commitments under the Revolving Credit Facility to $170.0 million. At June 30, 2010, and December 31, 2009, we had zero and $75.0 million of borrowings outstanding under the Revolving Credit Facility.

Interest rates under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the six months ended June 30, 2010 and 2009, the average interest rates for our borrowings under the Revolving Credit Facility were 2.8% and 2.9%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit.

The minimum and maximum borrowings under the Revolving Credit Facility were zero and $120.0 million during the six months ended June 30, 2010. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the six months ended June 30, 2010, were $56.5 million. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment.

Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables, reduced by outstanding letters of credit, and, when our fixed-charge coverage ratio is below 1:1, as it was on June 30, 2010, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. At June 30, 2010, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $374.8 million.

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That covenant was not applicable on June 30, 2010. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At June 30, 2010, and December 31, 2009, we had $14.4 million and $16.5 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture governing our 7.125% senior subordinated notes (Indenture). If we sell assets or experience specific kinds of changes in control, we may be required to purchase the notes. We repurchased $160.0 million of the notes at par in April 2008. During the six months ended June 30, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in “Gain on repurchase of long-term debt” in our Consolidated Statement of Income (Loss).

We are obligated to use the net proceeds (as defined in the Indenture) from the sale of Boise Inc. shares (see Note 2, Investment in Equity Affiliate) within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. At June 30, 2010, and December 31, 2009, approximately $34 million and $78 million of cash, respectively, was governed by the Indenture. We anticipate that the $120.0 million repayment and commitment reduction of the Revolving Credit Facility on April 30, 2010 (discussed above), in combination with our recent and expected capital spending, will fulfill our obligation under the Indenture with respect to net available cash received in connection with the Boise Inc. stock sales.

Other

For the six months ended June 30, 2010 and 2009, cash payments for interest, net of interest capitalized, were $9.8 million and $10.3 million, respectively.

At June 30, 2010, the book value of fixed-rate debt was $228.1 million, and the fair value was estimated to be $214.2 million. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt.

12.          Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, credit risk, and foreign currency exchange rates. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents and bank credit facility. During the six months ended June 30, 2010 and 2009, we did not use any interest rate derivatives to manage this risk.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivables. In order to reduce this risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2010, and December 31, 2009, the receivables from a single customer accounted for approximately 17% and 14% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Foreign Currency Risk

Approximately 3% of our net sales are denominated in currencies other than the U.S. dollar, and we do not believe our total exposure to currency fluctuations is significant.

Commodity Price Risk

Our financial performance is principally dependent on the demand for and selling prices of our products. Both are subject to significant fluctuations. The markets for our products are cyclical and are affected by factors such as global economic conditions including the strength of the U.S. housing market, changes in industry production capacity, changes in inventory levels, and other factors beyond our control. At this time, we do not manage commodity price risk with derivative instruments.

13.          New and Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-17 (Statement of Financial Accounting Standards No. 167), Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (VIEs), which amends the consolidation guidance applicable to VIEs. ASU 2009-17 requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We adopted ASU 2009-17 on January 1, 2010, and the adoption did not have a material impact on our financial position or results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

14.          Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(thousands)

Service cost	$1,199	$2,487	$2,593	$5,440
Interest cost	5,031	4,887	10,106	9,911
Expected return on plan assets	(4,628)	(4,606)	(9,217)	(9,166)
Recognized actuarial gain (loss)	131	(290)	294	(267)
Amortization of prior service costs and other	45	45	89	91
Curtailment loss	—	—	—	1,452
Net periodic benefit cost	$1,778	$2,523	$3,865	$7,461

In the first six months of 2010, we made $3.1 million in cash contributions to the pension plans. For the remainder of 2010, we expect that we will be required to contribute less than $1 million to the pension plans.

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

An analysis of our operations by segment is as follows:

	Sales				Income (Loss) Before	Depreciation
	Trade	Related Parties	Inter- segment	Total	Income Taxes	and Amortization	EBITDA (d)
	(millions)
Three Months Ended June 30, 2010
Building Materials Distribution	$515.2	$—	$0.2	$515.4	$7.3	$1.8	$9.1
Wood Products	131.1	5.2	63.1	199.4	8.2	6.7	14.9
Corporate and Other	—	—	—	—	(5.3)	0.1	(5.2)
	646.3	5.2	63.3	714.8	10.2	8.6	18.8
Intersegment eliminations	—	—	(63.3)	(63.3)	—	—	—
Interest expense	—	—	—	—	(6.0)	—	—
Interest income	—	—	—	—	0.2	—
	$646.3	$5.2	$—	$651.5	$4.4	$8.6	$18.8

	Sales				Income (Loss) Before	Depreciation
	Trade	Related Parties	Inter- segment	Total	Income Taxes	and Amortization	EBITDA (d)
	(millions)
Three Months Ended June 30, 2009
Building Materials Distribution	$433.6	$—	$0.1	$433.7	$7.6	$1.9	$9.6
Wood Products (b)	78.7	8.9	46.8	134.4	(19.2)	9.4	(9.8)
Corporate and Other	—	—	—	—	(3.4)	0.2	(3.3)
	512.3	8.9	46.9	568.1	(15.0)	11.5	(3.5)
Intersegment eliminations	—	—	(46.9)	(46.9)	—	—	—
Equity in net income of affiliate	—	—	—	—	30.3	—	30.3
Interest expense	—	—	—	—	(6.1)	—	—
Interest income	—	—	—	—	0.2	—	—
	$512.3	$8.9	$—	$521.2	$9.4	$11.5	$26.8

	Sales				Income (Loss) Before	Depreciation
	Trade	Related Parties	Inter- segment	Total	Income Taxes	and Amortization	EBITDA (d)
	(millions)
Six Months Ended June 30, 2010
Building Materials Distribution	$904.3	$—	$0.3	$904.6	$6.5	$3.6	$10.2
Wood Products	219.4	15.0	113.0	347.4	1.6	13.4	15.0
Corporate and Other	—	—	—	—	(8.3)	0.2	(8.2)
	1,123.7	15.0	113.3	1,252.0	(0.2)	17.2	17.0
Intersegment eliminations	—	—	(113.3)	(113.3)	—	—	—
Equity in net income of affiliate	—	—	—	—	1.9	—	1.9
Gain on sale of shares of equity affiliate (a)	—	—	—	—	25.3	—	25.3
Interest expense	—	—	—	—	(11.5)	—	—
Interest income	—	—	—	—	0.4	—	—
	$1,123.7	$15.0	$—	$1,138.7	$15.9	$17.2	$44.2

	Sales				Income (Loss) Before	Depreciation
	Trade	Related Parties	Inter- segment	Total	Income Taxes	and Amortization	EBITDA (d)
	(millions)
Six Months Ended June 30, 2009
Building Materials Distribution	$768.5	$—	$0.2	$768.7	$(0.9)	$3.8	$2.9
Wood Products (b)	151.5	14.6	84.8	250.9	(56.8)	18.5	(38.3)
Corporate and Other	—	—	—	—	(5.9)	0.3	(5.7)
	920.0	14.6	85.0	1,019.6	(63.6)	22.6	(41.1)
Intersegment eliminations	—	—	(85.0)	(85.0)	—	—	—
Equity in net income of affiliate	—	—	—	—	33.3	—	33.3
Impairment of investment in equity affiliate (c)	—	—	—	—	(43.0)	—	(43.0)
Change in fair value of contingent value rights	—	—	—	—	0.2	—	0.2
Gain on repurchase of long-term debt	—	—	—	—	6.0	—	6.0
Interest expense	—	—	—	—	(11.8)	—	—
Interest income	—	—	—	—	0.6	—	—
	$920.0	$14.6	$—	$934.6	$(78.3)	$22.6	$(44.6)

(a)                                  In first quarter 2010, we sold 18.3 million Boise Inc. shares for net proceeds of $86.1 million, and we recorded a $25.3 million gain on the sale of the shares in our Consolidated Statement of Income (Loss) for the six months ended June 30, 2010. See Note 2, Investment in Equity Affiliate, for more information.

(b)                                 Included $1.7 million and $9.2 million of expenses in income (loss) before income taxes for the three and six months ended June 30, 2009, and $0.9 million of income and $4.0 million of expenses in EBITDA for the three and six months ended June 30, 2009, related to the closure of the lumber manufacturing facility in La Grande, Oregon.

(c)                                  On March 31, 2009, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. Accordingly, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Income (Loss) for the six months ended June 30, 2009. See Note 2, Investment in Equity Affiliate, for more information.

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

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009		2010		2009
	(millions)

Net income (loss)	$4.3	$9.3	(a)	$15.7	(b)	$(78.9)	(a) (c)
Interest expense	6.0	6.1		11.5		11.8
Interest income	(0.2)	(0.2)		(0.4)		(0.6)
Income tax provision	0.1	0.1		0.1		0.6
Depreciation and depletion	8.6	11.5		17.2		22.6
EBITDA	$18.8	$26.8		$44.2		$(44.6)

16.          Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 6, Leases, and Note 11, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 16, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At June 30, 2010, there have been no material changes to the commitments disclosed in the 2009 Form 10-K (outside the normal course of business), except as disclosed in Note 11, Debt.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2010, there have been no material changes to the guarantees disclosed in the 2009 Form 10-K, except that the amount of borrowings guaranteed under the Revolving Credit Facility decreased $120.0 million to zero at June 30, 2010, as discussed in Note 11, Debt.

17.          Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

We expect to receive a future payment as a class participant in a class action litigation regarding oriented-strand-board (OSB) pricing. We were and continue to be a major purchaser of OSB. At this time, we do not have definitive information regarding our share of the industry settlement nor the timing of the receipt of any settlement amounts and therefore, we have not recorded any amount related to the potential settlement in our financial statements. We believe the determination may occur before the end of 2010.

18.          Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. Certain amounts in prior periods’ consolidating financial statements have been reclassified to conform to the current-period presentation. The senior subordinated notes are guaranteed on a senior subordinated basis jointly and severally by BC Holdings and each of its existing and future subsidiaries (other than:  (i) the co-issuers, Boise Cascade and Boise Cascade Finance Corporation and (ii) our foreign subsidiaries). Other than the consolidated financial statements and footnotes for BC Holdings, financial statements and other disclosures concerning the guarantors have not been presented, because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended June 30, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$641,889	$4,431	$—	$646,320
Intercompany	—	—	—	4,104	(4,104)	—
Related parties	—	—	5,168	—	—	5,168
	—	—	647,057	8,535	(4,104)	651,488

Costs and expenses
Materials, labor, and other operating expenses	—	—	552,644	9,384	(4,179)	557,849
Materials, labor, and other operating expenses from related parties	—	—	10,550	—	—	10,550
Depreciation and amortization	—	91	8,029	475	—	8,595
Selling and distribution expenses	—	—	52,283	347	—	52,630
General and administrative expenses	—	4,773	6,357	—	75	11,205
Other (income) expense, net	—	39	(9)	30	—	60
	—	4,903	629,854	10,236	(4,104)	640,889

Income (loss) from operations	—	(4,903)	17,203	(1,701)	—	10,599

Foreign exchange loss	—	(158)	(109)	(88)	—	(355)
Interest expense	—	(6,021)	—	—	—	(6,021)
Interest income	—	96	103	—	—	199
	—	(6,083)	(6)	(88)	—	(6,177)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(10,986)	17,197	(1,789)	—	4,422
Income tax (provision) benefit	—	(90)	19	(19)	—	(90)

Income (loss) before equity in net income (loss) of affiliates	—	(11,076)	17,216	(1,808)	—	4,332

Equity in net income (loss) of affiliates	4,332	15,408	—	—	(19,740)	—
Net income (loss)	$4,332	$4,332	$17,216	$(1,808)	$(19,740)	$4,332

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended June 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$509,971	$2,276	$—	$512,247
Intercompany	—	—	12	2,271	(2,283)	—
Related parties	—	—	8,933	—	—	8,933
	—	—	518,916	4,547	(2,283)	521,180

Costs and expenses
Materials, labor, and other operating expenses	—	64	461,394	4,639	(2,398)	463,699
Materials, labor, and other operating expenses from related parties	—	—	6,332	—	—	6,332
Depreciation and amortization	—	114	10,874	460	—	11,448
Selling and distribution expenses	—	—	47,475	296	—	47,771
General and administrative expenses	—	1,404	5,344	—	115	6,863
General and administrative expenses from related party	—	2,503	—	—	—	2,503
Other (income) expense, net	—	42	(1,713)	(80)	—	(1,751)
	—	4,127	529,706	5,315	(2,283)	536,865

Loss from operations	—	(4,127)	(10,790)	(768)	—	(15,685)

Equity in net income of affiliate (Boise Inc.)	30,306	—	—	—	—	30,306
Foreign exchange gain	—	473	149	93	—	715
Interest expense	—	(6,135)	—	—	—	(6,135)
Interest income	—	114	64	—	—	178
	30,306	(5,548)	213	93	—	25,064

Income (loss) before income taxes and equity in net income (loss) of affiliates	30,306	(9,675)	(10,577)	(675)	—	9,379
Income tax provision	—	(32)	(15)	(21)	—	(68)

Income (loss) before equity in net income (loss) of affiliates	30,306	(9,707)	(10,592)	(696)	—	9,311

Equity in net income (loss) of affiliates	(20,995)	(11,288)	—	—	32,283	—
Net income (loss)	$9,311	$(20,995)	$(10,592)	$(696)	$32,283	$9,311

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Six Months Ended June 30, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,116,209	$7,533	$—	$1,123,742
Intercompany	—	—	—	7,138	(7,138)	—
Related parties	—	—	14,999	—	—	14,999
	—	—	1,131,208	14,671	(7,138)	1,138,741

Costs and expenses
Materials, labor, and other operating expenses	—	—	975,172	15,981	(7,403)	983,750
Materials, labor, and other operating expenses from related parties	—	—	16,772	—	—	16,772
Depreciation and amortization	—	188	16,046	951	—	17,185
Selling and distribution expenses	—	—	100,144	651	—	100,795
General and administrative expenses	—	6,347	12,051	—	265	18,663
General and administrative expenses from related party	—	1,576	—	—	—	1,576
Other (income) expense, net	—	39	(44)	(15)	—	(20)
	—	8,150	1,120,141	17,568	(7,138)	1,138,721

Income (loss) from operations	—	(8,150)	11,067	(2,897)	—	20

Equity in net income of affiliate (Boise Inc.)	1,889	—	—	—	—	1,889
Gain on sale of shares of Boise Inc.	25,308	—	—	—	—	25,308
Foreign exchange gain (loss)	—	(115)	(159)	66	—	(208)
Interest expense	—	(11,541)	—	—	—	(11,541)
Interest income	—	156	237	—	—	393
	27,197	(11,500)	78	66	—	15,841

Income (loss) before income taxes and equity in net income (loss) of affiliates	27,197	(19,650)	11,145	(2,831)	—	15,861
Income tax provision	—	(106)	(10)	(19)	—	(135)

Income (loss) before equity in net income (loss) of affiliates	27,197	(19,756)	11,135	(2,850)	—	15,726

Equity in net income (loss) of affiliates	(11,471)	8,285	—	—	3,186	—
Net income (loss)	$15,726	$(11,471)	$11,135	$(2,850)	$3,186	$15,726

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Six Months Ended June 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$916,440	$3,531	$—	$919,971
Intercompany	—	—	15	3,968	(3,983)	—
Related parties	—	—	14,636	—	—	14,636
	—	—	931,091	7,499	(3,983)	934,607

Costs and expenses
Materials, labor, and other operating expenses	—	—	840,502	8,366	(4,098)	844,770
Materials, labor, and other operating expenses from related parties	—	—	18,622	—	—	18,622
Depreciation and amortization	—	227	21,418	922	—	22,567
Selling and distribution expenses	—	—	92,417	595	—	93,012
General and administrative expenses	—	2,991	10,682	—	115	13,788
General and administrative expenses from related party	—	4,936	—	—	—	4,936
Other (income) expense, net	—	(1,871)	3,023	(222)	—	930
	—	6,283	986,664	9,661	(3,983)	998,625

Loss from operations	—	(6,283)	(55,573)	(2,162)	—	(64,018)

Equity in net income of affiliate (Boise Inc.)	33,311	—	—	—	—	33,311
Impairment of investment in equity affiliate	(43,039)	—	—	—	—	(43,039)
Foreign exchange gain	—	226	133	24	—	383
Change in fair value of contingent value rights	—	194	—	—	—	194
Gain on repurchase of long-term debt	—	6,026	—	—	—	6,026
Interest expense	—	(11,751)	—	—	—	(11,751)
Interest income	—	395	180	—	—	575
	(9,728)	(4,910)	313	24	—	(14,301)

Loss before income taxes and equity in net income (loss) of affiliates	(9,728)	(11,193)	(55,260)	(2,138)	—	(78,319)
Income tax (provision) benefit	—	(541)	11	(21)	—	(551)

Loss before equity in net income (loss) of affiliates	(9,728)	(11,734)	(55,249)	(2,159)	—	(78,870)

Equity in net income (loss) of affiliates	(69,142)	(57,408)	—	—	126,550	—
Net income (loss)	$(78,870)	$(69,142)	$(55,249)	$(2,159)	$126,550	$(78,870)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at June 30, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$5	$264,423	$17	$103	$—	$264,548
Receivables
Trade, less allowances	—	—	155,092	1,462	—	156,554
Related parties	—	—	936	—	—	936
Intercompany	—	—	56	—	(56)	—
Other	—	(5)	2,344	711	—	3,050
Inventories	—	—	247,492	6,456	—	253,948
Prepaid expenses and other	—	2,413	3,089	162	—	5,664
	5	266,831	409,026	8,894	(56)	684,700

Property
Property and equipment, net	—	1,624	249,780	11,787	—	263,191
Timber deposits	—	—	11,339	—	—	11,339
	—	1,624	261,119	11,787	—	274,530

Deferred financing costs	—	4,256	—	—	—	4,256
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,912	—	—	8,912
Other assets	—	19	7,449	—	—	7,468
Investments in affiliates	443,145	551,842	—	—	(994,987)	—
Total assets	$443,150	$824,572	$698,676	$20,681	$(995,043)	$992,036

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at June 30, 2010 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$8,440	$118,991	$1,340	$—	$128,771
Related parties	—	393	2,236	—	—	2,629
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	14,318	21,452	299	—	36,069
Interest payable	—	3,503	—	—	—	3,503
Other	—	1,529	18,386	952	—	20,867
	—	28,183	161,065	2,647	(56)	191,839

Debt
Long-term debt	—	228,146	—	—	—	228,146

Other
Compensation and benefits	—	115,095	—	—	—	115,095
Other long-term liabilities	—	10,003	3,812	(9)	—	13,806
	—	125,098	3,812	(9)	—	128,901

Redeemable equity units
Series B equity units	2,765	—	—	—	—	2,765
Series C equity units	6,071	—	—	—	—	6,071
Redeemable equity units	—	8,836	—	—	(8,836)	—
	8,836	8,836	—	—	(8,836)	8,836

Commitments and contingent liabilities

Capital
Series A equity units	92,435	—	—	—	—	92,435
Series B equity units	341,879	—	—	—	—	341,879
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	434,309	533,799	18,043	(986,151)	—
Total capital	434,314	434,309	533,799	18,043	(986,151)	434,314
Total liabilities and capital	$443,150	$824,572	$698,676	$20,681	$(995,043)	$992,036

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$286,999	$19	$83	$—	$287,101
Receivables
Trade, less allowances	—	—	94,422	976	—	95,398
Intercompany	—	—	56	—	(56)	—
Related parties	—	23	2,581	—	—	2,604
Other	—	61	3,038	396	—	3,495
Inventories	—	—	228,286	4,488	—	232,774
Prepaid expenses and other	—	704	1,094	72	—	1,870
	—	287,787	329,496	6,015	(56)	623,242

Property
Property and equipment, net	—	2,405	255,604	12,220	—	270,229
Fiber farms and deposits	—	—	9,264	—	—	9,264
	—	2,405	264,868	12,220	—	279,493

Investment in equity affiliate (Boise Inc.)	62,967	—	—	—	—	62,967
Deferred financing costs	—	5,734	—	—	—	5,734
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,919	—	—	8,919
Other assets	—	19	8,340	—	—	8,359
Investments in affiliates	367,252	521,889	—	—	(889,141)	—
Total assets	$430,219	$817,834	$623,793	$18,235	$(889,197)	$1,000,884

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2009 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$7,422	$81,308	$523	$—	$89,253
Related parties	—	2,019	430	—	—	2,449
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	8,941	18,766	180	—	27,887
Interest payable	—	3,644	—	—	—	3,644
Other	—	1,443	14,614	638	—	16,695
	—	23,469	115,118	1,397	(56)	139,928

Debt
Long-term debt	—	303,146	—	—	—	303,146

Other
Compensation and benefits	—	113,290	—	—	—	113,290
Other long-term liabilities	—	10,677	3,624	—	—	14,301
	—	123,967	3,624	—	—	127,591

Redeemable equity units
Series B equity units	2,765	—	—	—	—	2,765
Series C equity units	5,202	—	—	—	—	5,202
Redeemable equity units	—	7,967	—	—	(7,967)	—
	7,967	7,967	—	—	(7,967)	7,967

Commitments and contingent liabilities

Capital
Series A equity units	88,908	—	—	—	—	88,908
Series B equity units	333,344	—	—	—	—	333,344
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	359,285	505,051	16,838	(881,174)	—
Total capital	422,252	359,285	505,051	16,838	(881,174)	422,252
Total liabilities and capital	$430,219	$817,834	$623,793	$18,235	$(889,197)	$1,000,884

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$15,726	$(11,471)	$11,135	$(2,850)	$3,186	$15,726
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate (Boise Inc.)	(1,889)	—	—	—	—	(1,889)
Gain on sale of shares of Boise Inc.	(25,308)	—	—	—	—	(25,308)
Equity in net (income) loss of affiliates	11,471	(8,285)	—	—	(3,186)	—
Depreciation and amortization of deferred financing costs and other	—	2,066	16,046	951	—	19,063
Pension expense	—	3,865	—	—	—	3,865
Management equity units expense	—	869	—	—	—	869
Other	—	156	130	(90)	—	196
Decrease (increase) in working capital
Receivables	—	91	(48,485)	(801)	(9,316)	(58,511)
Inventories	—	—	(19,206)	(1,968)	—	(21,174)
Prepaid expenses and other	—	(11)	(1,995)	(92)	—	(2,098)
Accounts payable and accrued liabilities	—	1,663	35,932	1,250	9,316	48,161
Pension contributions	—	(3,070)	—	—	—	(3,070)
Other	—	1,566	341	(8)	—	1,899
Cash used for operations	—	(12,561)	(6,102)	(3,608)	—	(22,271)

Cash provided by (used for) investment
Proceeds from sale of shares of equity affiliate, net	86,123	—	—	—	—	86,123
Expenditures for property and equipment	—	—	(9,479)	(518)	—	(9,997)
Other	—	535	(2,034)	91	—	(1,408)
Cash provided by (used for) investment	86,123	535	(11,513)	(427)	—	74,718

Cash provided by (used for) financing
Issuances of long-term debt	—	45,000	—	—	—	45,000
Payments of long-term debt	—	(120,000)	—	—	—	(120,000)
Parent/subsidiary equity transactions	(86,118)	86,118	—	—	—	—
Due to (from) affiliates	—	(21,668)	17,613	4,055	—	—
Cash provided by (used for) financing	(86,118)	(10,550)	17,613	4,055	—	(75,000)

Increase (decrease) in cash and cash equivalents	5	(22,576)	(2)	20	—	(22,553)
Balance at beginning of the period	—	286,999	19	83	—	287,101
Balance at end of the period	$5	$264,423	$17	$103	$—	$264,548

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(78,870)	$(69,142)	$(55,249)	$(2,159)	$126,550	$(78,870)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate (Boise Inc.)	(33,311)	—	—	—	—	(33,311)
Impairment of investment in Boise Inc.	43,039	—	—	—	—	43,039
Equity in net (income) loss of affiliates	69,142	57,408	—	—	(126,550)	—
Depreciation and amortization of deferred financing costs and other	—	1,497	21,417	922	—	23,836
Pension expense	—	7,461	—	—	—	7,461
Management equity units expense	—	1,496	—	—	—	1,496
Gain on repurchase of long-term debt	—	(6,026)	—	—	—	(6,026)
Facility closure and curtailment costs	—	—	1,968	—	—	1,968
Other	—	(408)	(582)	(24)	—	(1,014)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	697	(52,692)	(981)	164	(52,812)
Inventories	—	—	38,746	1,157	—	39,903
Prepaid expenses and other	—	(1,039)	(2,085)	(157)	—	(3,281)
Accounts payable and accrued liabilities	—	(1,605)	43,582	(447)	(164)	41,366
Pension contributions	—	(25,064)	—	—	—	(25,064)
Other	—	(205)	(2,440)	27	—	(2,618)
Cash used for operations	—	(34,930)	(7,335)	(1,662)	—	(43,927)

Cash provided by (used for) investment
Expenditures for property and equipment	—	(17)	(7,530)	(555)	—	(8,102)
Acquisition of businesses and facilities	—	—	(4,598)	—	—	(4,598)
Other	—	216	1,517	45	—	1,778
Cash provided by (used for) investment	—	199	(10,611)	(510)	—	(10,922)

Cash provided by (used for) financing
Issuances of long-term debt	—	60,000	—	—	—	60,000
Payments of long-term debt	—	(65,627)	—	—	—	(65,627)
Tax distributions to members	(10,719)	—	—	—	—	(10,719)
Repurchase of management equity units	(18)	—	—	—	—	(18)
Parent/subsidiary equity transactions	10,737	(10,737)	—	—	—	—
Due to (from) affiliates	—	(20,196)	17,945	2,251	—	—
Cash provided by (used for) financing	—	(36,560)	17,945	2,251	—	(16,364)

Increase (decrease) in cash and cash equivalents	—	(71,291)	(1)	79	—	(71,213)
Balance at beginning of the period	1	275,726	20	56	—	275,803
Balance at end of the period	$1	$204,435	$19	$135	$—	$204,590

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2009 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part I, Item 1A. Risk Factors” in our 2009 Form 10-K, as well as the factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the six months ended June 30, 2010, from those listed in our 2009 Form 10-K. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Cascade Holdings, L.L.C., is a privately held building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). In February 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets, and we became a focused wood products manufacturing and building products distribution business. As used in this Form 10-Q, the terms “BC Holdings,” “we,” and “our” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Our wholly owned subsidiary, Boise Cascade, L.L.C., is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products and plywood in North America.

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

Executive Overview

The U.S. economy continued to show small signs of improvement in second quarter 2010, following gross domestic product growth in the second half of 2009 and the first quarter of 2010. However, U.S. unemployment remains high, at 9.5% in June 2010. Concerns continue over the low level of residential construction activity, falling home prices, number of foreclosures, tight credit conditions, high debt levels, and consumer and business confidence, which all affect the business and economic environment in which we operate. These conditions are beyond our control and may have a significant impact on our business, results of operations, cash flows, and financial position.

Compared with the first six months of 2009, pricing for many of the commodity products we manufacture and distribute increased. The composite lumber and panel prices were approximately 55% and 66% higher, on average, in second quarter 2010, compared with the same period in 2009, and markets were unusually volatile during the second quarter. Prices rose sharply from the start of the year through April 2010 and began to retreat in early May. Composite lumber and panel prices dropped from $367 and $474 at their peak in April 2010 and fell quickly to $247 and $328, respectively, by late June.

We believe the dramatic drop is the result of a supply-driven run-up in prices in the first four months of the year, which resulted from constrained dealer inventory levels, curtailments, and disrupted imports. Once buyers filled inventory needs and industry supply responded to the higher prices, prices sharply declined. The unusual volatility adversely affected gross margins in our Building Materials Distribution segment, which declined approximately 1.1% in the second quarter, compared with the same period a year ago. Since the end of June, pricing has been less volatile, but commodity wood products prices continue to erode.

Demand for our products correlates with the level of residential construction activity in North America, which has historically been cyclical. As of July 2010, the Blue Chip Economic Indicators consensus forecast for 2010 single- and multifamily housing starts in the U.S. was approximately 0.66 million units, which is significantly below historical trends of approximately 1.5 million units over the ten years prior to 2010. New starts for residential construction fell 19% from April to June 2010 to an annual rate of 0.55 million units, their lowest level since October 2009, and building permits, a sign of future construction, were below an annual rate of 0.60 million units. The drop is believed to be partially attributable to the end of the government’s tax incentive for first-time home buyers, which ended in April of this year.

Because the housing recovery is likely to be slow and uneven, we continue to manage our production levels to our sales demand, which will likely cause us to continue to operate our facilities below their capacity. In addition, we continue to prudently manage our working capital and capital spending in this environment. We expect the downturn to continue to adversely affect our operating results in 2010; however, we do expect modest improvement in 2010, compared with 2009. While near-term residential construction remains weak in the U.S., positive long-term demographic fundamentals, including immigration, are expected to support household formations, which in turn are expected to support an eventual recovery in new residential housing demand.

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

•                  Boise Inc.’s performance under the Outsourcing Services Agreement; and

•                  The other factors described in “Part I, Item 1A. Risk Factors” in our 2009 Form 10-K.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the Acts) became law. Based on our preliminary review, the Acts do not appear to create any substantial, immediate costs. Because we do not subsidize our retiree medical plans and do not provide retirees with post-65 medical coverage, the elimination of the tax deduction related to the Medicare Part D subsidy in the Patient Protection and Affordable Care Act did not affect our financial statements. We are continuing to evaluate the impact of the Acts on our financial position and results of operations. Given the scope and complexity of the legislation, it is difficult to predict its future impact, although we do not expect the Acts to have a material impact on our financial position or results of operations.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(millions)
Sales
Trade	$646.3	$512.3	$1,123.7	$920.0
Related parties (a)	5.2	8.9	15.0	14.6
	651.5	521.2	1,138.7	934.6

Costs and expenses
Materials, labor, and other operating expenses	557.8	463.7	983.7	844.8
Materials, labor, and other operating expenses from related parties (a)	10.6	6.3	16.8	18.6
Depreciation and amortization	8.6	11.5	17.2	22.6
Selling and distribution expenses	52.6	47.8	100.8	93.0
General and administrative expenses	11.2	6.9	18.6	13.8
General and administrative expenses from related party (a)	—	2.5	1.6	4.9
Other (income) expense, net	0.1	(1.8)	—	0.9
	640.9	536.9	1,138.7	998.6

Income (loss) from operations	$10.6	$(15.7)	$—	$(64.0)

	(percentage of sales)
Sales
Trade	99.2%	98.3%	98.7%	98.4%
Related parties (a)	0.8	1.7	1.3	1.6
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related parties (a)	87.3%	90.2%	87.9%	92.4%
Depreciation and amortization	1.3	2.2	1.5	2.4
Selling and distribution expenses	8.1	9.2	8.9	9.9
General and administrative expenses, including related party (a)	1.7	1.8	1.7	2.0
Other (income) expense, net	—	(0.4)	—	0.1
	98.4%	103.0%	100.0%	106.8%

Income (loss) from operations	1.6%	(3.0)%	—%	(6.8)%

(a)                                  As of the March 2010 sale of our remaining investment in Boise Inc., Boise Inc. was no longer a related party. As a result, beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C., represent the only significant related-party activity recorded in the financial statements. For more information, see Note 3, Transactions With Related Parties, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

Sales Volumes and Prices

Set forth below are sales mix information for our Building Materials Distribution segment and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(millions)
Segment Sales
Building Materials Distribution	$515.4	$433.7	$904.6	$768.7
Wood Products	199.4	134.4	347.4	250.9

	(percentage of Building Materials Distribution sales)

Product Line Sales
Building Materials Distribution
Commodity	50%	44%	50%	46%
Engineered wood	11%	11%	11%	10%
General line	39%	45%	39%	44%

	(millions)
Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	1.9	1.4	3.6	2.5
I-joists (equivalent lineal feet)	32	22	56	38
Plywood (sq. ft.) (3/8” basis)	279	246	513	492
Lumber (board feet)	39	35	75	65
Particleboard (sq. ft.) (3/4” basis)	20	21	40	39

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (cubic foot)	$15.37	$15.30	$15.13	$15.27
I-joists (1,000 equivalent lineal feet)	938	911	923	906
Plywood (1,000 sq. ft.) (3/8” basis)	290	210	263	205
Lumber (1,000 board feet)	471	317	444	311
Particleboard (1,000 sq. ft.) (3/4” basis)	320	343	313	345

Operating Results

Sales

For the three months ended June 30, 2010, total sales increased $130.3 million, or 25%, to $651.5 million from $521.2 million during the three months ended June 30, 2009. For the six months ended June 30, 2010, total sales increased $204.1 million, or 22%, to $1,138.7 million from $934.6 million for the same period in the prior year. In both periods, the increase in sales was driven primarily by higher year-over-year net selling prices for the products our Building Materials Distribution segment distributes and an increase in product prices and sales volumes in our Wood Products segment.

Building Materials Distribution.  Sales increased $81.7 million, or 19%, to $515.4 million for the three months ended June 30, 2010, from $433.7 million for the three months ended June 30, 2009. During the six months ended June 30, 2010, sales increased $135.9 million, or 18%, to $904.6 million from $768.7 million for the same period in the prior year. The increase in sales for both comparison periods was principally the result of higher prices, specifically a 23% increase in average net selling prices for the three months ended June 30, 2010, and a 14% increase for the six-month period ended June 30, 2010, stemming from the supply-driven run-up in prices that resulted from constrained inventory levels, curtailments, and a disruption in imports. Also contributing to the increase in sales during the six months ended June 30, 2010, was a 4% increase in sales volume.

Wood Products.  Sales increased $65.0 million, or 48%, to $199.4 million for the three months ended June 30, 2010, from $134.4 million for the three months ended June 30, 2009. During the six months ended June 30, 2010, sales increased $96.5 million, or 38%, to $347.4 million from $250.9 million in the same period a year ago. The increase in sales for the three and six months ended June 30, 2010, was driven primarily by an increase in the volume of EWP, plywood, and lumber sold and an increase in plywood and lumber prices during the period. Compared with the three and six months ended June 30, 2009, EWP volumes increased about 40% and 45%, plywood volumes increased 14% and 4%, and lumber volumes increased 11% and 15%. Plywood prices increased 38% and 28% for the three and six months ended June 30, 2010, and lumber prices increased 49% and 43% in the same periods.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, increased $98.4 million, or 21%, to $568.4 million for the three months ended June 30, 2010, compared with $470.0 million during the same period in the prior year. For the six months ended June 30, 2010, these expenses increased $137.1 million, or 16%, to $1,000.5 million, compared with $863.4 million in the same period in the prior year. During both the three and six months ended June 30, 2010, materials, labor, and other operating expenses, including from related parties, increased due to higher purchased materials costs in our Building Materials Distribution segment. In addition, the increases were also attributable to an increase in sales volume during the first half of the year in our Building Materials Distribution segment and an increase in sales volume in both the three and six months ended June 30, 2010, in our Wood Products segment. While total materials, labor, and other operating expenses, including from related parties, increased, the costs decreased as a percent of sales, as these costs did not increase at the same pace as sales.

Depreciation and amortization expenses decreased $2.9 million, or 25%, to $8.6 million for the three months ended June 30, 2010, compared with $11.5 million for the same period in the prior year. For the six months ended June 30, 2010, these expenses decreased $5.4 million, or 24%, to $17.2 million, compared with $22.6 million for the same period in the prior year. The decreases are due primarily to accelerating $2.6 million and $5.2 million of depreciation for the three- and six-month periods ended June 30, 2009, respectively, on the assets at our La Grande, Oregon, lumber manufacturing facility following our decision to close the operations at that facility.

Selling and distribution expenses increased $4.8 million, or 10%, to $52.6 million for the three months ended June 30, 2010, compared with $47.8 million for the same period in the prior year. During the six months ended June 30, 2010, these costs increased $7.8 million, or 8%, to $100.8 million, compared with $93.0 million during the same period in 2009. For both comparison periods, the increases were due to increased occupancy-related expenses at the building materials distribution facilities we added or expanded in the last year, increased transportation costs, and increased compensation and benefit costs. While total selling and distribution expenses increased, the costs decreased as a percent of sales, because these costs did not increase at the same pace as sales.

General and administrative expenses, including from related parties, increased $1.8 million, or 20%, to $11.2 million for the three months ended June 30, 2010, compared with $9.4 million for the same period in the prior year. For the six months ended June 30, 2010, general and administrative expenses increased $1.5 million, or 8%, to $20.2 million, compared with $18.7 million for the same period in 2009. The increase in general and administrative expenses for the three and six months ended June 30, 2010, was principally the result of higher compensation and benefit costs. While total general and administrative expenses, including from related parties, increased, compared with the same periods in 2009, the costs decreased as a percent of sales, because these costs did not increase at the same pace as sales.

For the three and six months ended June 30, 2010, other (income) expense, net, was insignificant. Other (income) expense, net, for the three and six months ended June 30, 2009, included $0.9 million of income and $3.4 million of expense related to closing our lumber manufacturing facility in La Grande, Oregon. The six months ended June 30, 2009, also included a net $0.7 million noncash curtailment gain related to amending our defined benefit pension plan for salaried employees and nonqualified salaried pension plans so that no future benefits would accrue in the plans after December 31, 2009.

Income (Loss) From Operations

Our income (loss) from operations increased $26.3 million to $10.6 million of income for the three months ended June 30, 2010, from a $15.7 million loss in the same period in 2009. Income (loss) from operations increased $64.0 million to break even for the six months ended June 30, 2010, compared with a $64.0 million loss during the same period in the prior year. Relative to the three and six months ended June 30, 2009, our improved operating results were driven primarily by improved product prices. Also contributing to the improved results for the three and six months ended June 30, 2010, were favorable per-unit conversion costs in our Wood Products segment. These changes are discussed in more detail below.

Building Materials Distribution.  Despite an increase in sales, segment income decreased $0.3 million to $7.3 million for the three months ended June 30, 2010, from $7.6 million for the three months ended June 30, 2009. The decrease in income was driven by increased occupancy-related expenses at the building materials distribution facilities we added or expanded in the last year, and a 1.1% decrease in gross margin, which was due primarily to lower-of-cost-or-market adjustments recorded as a result of the steep decline in commodity product prices during second quarter 2010. During the six months ended June 30, 2010, segment income increased $7.4 million to $6.5 million of income from a $0.9 million loss in the same period in 2009. The increase was driven primarily by a 14% increase in average net selling prices and a 4% increase in sales volume, while selling and distribution expenses decreased as a percent of sales.

Wood Products.  Segment income increased $27.4 million to $8.2 million of income for the three months ended June 30, 2010, compared with a $19.2 million loss for the three months ended June 30, 2009. During the six months ended June 30, 2010, segment income increased $58.4 million to $1.6 million of income, compared with a $56.8 million loss in the same period in 2009. In both the three and six months ended June 30, 2010, the increases in segment income were driven primarily by favorable plywood prices, which increased 38% and 28% for the three and six months ended June 30, 2010, and to a lesser extent, favorable lumber prices, which increased 49% and 43% during the same periods. Compared with the three and six months ended June 30, 2009, favorable per-unit conversion costs also contributed to the improved financial results. In addition, the Wood Products segment loss for the three and six months ended June 30, 2009, included $1.7 million and $9.2 million, respectively, of expenses related to closing our lumber manufacturing facility in La Grande, Oregon.

Other

Investment in Equity Affiliate.  In connection with the sale of our Paper and Packaging & Newsprint assets in February 2008, we received 37.9 million shares, or 49%, of Boise Inc.’s common stock. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. We accounted for the investment under the equity method of accounting. In 2009, we sold about half of our investment in Boise Inc., decreasing our ownership position to 18.3 million shares, or 23.5%, at December 31, 2009. In first quarter 2010, we sold all of our remaining shares of Boise Inc. and, as a result, discontinued the equity method of accounting.

During the three months ended June 30, 2009, we recorded $30.3 million of income related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), compared with $27.2 million of income and $9.7 million of net expense during the six months ended June 30, 2010 and 2009, as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2009	2010	2009
	(millions)

Equity in net income of Boise Inc.	$24.2	$0.1	$23.3
Amortization of basis differential	6.1	1.8	11.0
Loss on shares issued for settlement of CVR liability	—	—	(1.0)
Equity in net income of affiliate	30.3	1.9	33.3
Gain on sale of shares of equity affiliate (a)	—	25.3	—
Impairment of investment in equity affiliate (b)	—	—	(43.0)
Total	$30.3	$27.2	$(9.7)

(a)                                  In first quarter 2010, we sold 18.3 million Boise Inc. shares for net proceeds of $86.1 million, and we recorded a $25.3 million gain on the sale of the shares in our Consolidated Statement of Income (Loss) for the six months ended June 30, 2010. We reduced our investment in Boise Inc. and our accumulated other comprehensive income related to our investment in Boise Inc. to zero.

(b)                                 On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. We made the other-than-temporary-impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, for the six months ended June 30, 2009, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Income (Loss).

Gain on repurchase of long-term debt.  During the six months ended June 30, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain.

Income tax provision. Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For both the three months ended June 30, 2010 and 2009, income tax expense was $0.1 million. Income tax expense was $0.1 million and $0.6 million for the six months ended June 30, 2010 and 2009.

Liquidity and Capital Resources

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

Despite the difficult conditions, we ended the second quarter of 2010 with $264.5 million of cash, $228.1 million of long-term debt, and $374.8 million of available liquidity. In first quarter 2010, we sold 18.3 million Boise Inc. shares for net proceeds of $86.1 million. We are obligated under the indenture governing our 7.125% senior subordinated notes (Indenture) to use the net proceeds (as defined in the Indenture) from the sale of Boise Inc. shares within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. At June 30, 2010, approximately $34 million of cash related to the sale of Boise Inc. shares was governed by the Indenture. We anticipate that this amount will be used toward capital spending and that this will fulfill our remaining obligation under the Indenture.

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

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. During the six months ended June 30, 2010, we used $22.3 million of cash for operating activities due to a $33.6 million increase in working capital since the end of 2009, offset partially by $12.5 million of income (net of noncash income and expenses). Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The change in working capital during the six months ended June 30, 2010, was attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increase in receivables in our Building Materials Distribution and Wood Products segments primarily reflects increased sales of approximately 56% and 58%, respectively, comparing sales for the month of June 2010 with sales for the month of December 2009, and higher product prices. The increases in inventories, accounts payable, and accrued liabilities in 2010 represent a normal seasonal inventory build in our Building Materials Distribution segment and the impact of higher product prices.

During the six months ended June 30, 2009, we used $43.9 million of cash for operating activities due to a $41.4 million loss from operations (net of noncash income and expenses) and a $25.1 million contribution to our pension plans, which was partially offset by $25.2 million of cash generated by the reduction of working capital. The losses during the period were the result of lower gross margin dollars available in our Building Materials Distribution segment to cover relatively fixed expenses, such as occupancy, payroll, and delivery costs, as sales volumes declined from the same period in 2009. Also, in our Wood Products segment, the loss was driven primarily by pricing and volume declines for plywood, which were partially offset by favorable input costs and productivity improvements. The decrease in working capital during the six months ended June 30, 2009, was primarily attributable to a decrease in inventory in our Wood Products segment, which reflected seasonality as well as reduced inventory as part of our effort to manage to the weakened demand environment in the housing market, and seasonally higher accounts payable in our Building Materials Distribution segment. The positive working capital changes in inventory and accounts payable were partially offset by higher receivables in our Building Materials Distribution and Wood Products segments, which primarily reflect increased sales for the month of June 2009, compared with sales in December 2008.

Investment Activities

During the six months ended June 30, 2010, we received $86.1 million of net proceeds from the sale of 18.3 million Boise Inc. shares. We used approximately $10.0 million of cash for purchases of property, plant, and equipment, which included $4.5 million of expenditures for a new veneer dryer (dryer eight) at our facility in Medford, Oregon. We expect the dryer to reduce our costs through higher productivity and reduced seasonal purchases of dry veneer. We expect capital expenditures in 2010 to total approximately $35 million to $40 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2010 will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

During the six months ended June 30, 2009, we used approximately $8.1 million of cash for purchases of property, plant, and equipment, which included expenditures for dryer seven in Medford, Oregon, as well as costs related to other replacement projects and ongoing environmental compliance. In addition, we spent $4.6 million for the acquisition of businesses and facilities during the first six months of 2009. We purchased a sawmill in Pilot Rock, Oregon, which has improved our regional fiber integration in our Wood Products segment and a truss assembly operation and EWP sales office in Saco and Biddeford, Maine, respectively.

Financing Activities

The following provides a summary of our financing activities during the six months ended June 30, 2010 and 2009. For more information related to our debt structure, see the discussion under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. Except as updated in Note 11, Debt, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, as of the date of this filing, there have been no other changes to our debt structure.

Cash used for financing activities was $75.0 million for the six months ended June 30, 2010, compared with $16.4 million during the same period in 2009.

2010

On April 1, 2010, we borrowed $45.0 million under our asset-based revolving credit facility (Revolving Credit Facility), bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million, and we permanently reduced the lending commitments by a like amount, bringing the total commitments under the Revolving Credit Facility to $170.0 million. We anticipate that this repayment, in combination with our recent and expected capital spending, will fulfill our obligation under the Indenture with respect to net available cash received in connection with the Boise Inc. stock sales.

2009

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

During the six months ended June 30, 2009, we also made $10.7 million of tax distributions to equity holders, most of which related to the taxable gain on the sale of our Paper and Packaging & Newsprint assets.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K. At June 30, 2010, there have been no material changes to our contractual obligations outside the normal course of business, except as disclosed in Note 11, Debt, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q. During the six months ended June 30, 2010, we repaid the $75.0 million Revolving Credit Facility balance that was outstanding at December 31, 2009.

Off-Balance-Sheet Activities

At June 30, 2010, and December 31, 2009, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 16, Commitments and Guarantees, and Note 19, Consolidating Guarantor and Nonguarantor Financial Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2010, there have been no material changes to the guarantees disclosed in our 2009 Form 10-K.

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

Employees

As of June 30, 2010, we had approximately 4,300 employees. Approximately 34% of these employees work pursuant to 12 collective bargaining agreements. We have no agreements up for renewal during the remainder of 2010. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Environmental

For information on environmental issues, see Environmental in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. As of June 30, 2010, there have been no changes to our critical accounting estimates disclosed in our 2009 Form 10-K, except that in first quarter 2010, we sold our remaining investment in Boise Inc., and we are no longer required to evaluate the investment for other-than-temporary impairment.

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

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents and bank credit facility. During the six months ended June 30, 2010 and 2009, we did not use any interest rate derivatives to manage this risk.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivables. In order to reduce this risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2010, and December 31, 2009, the receivables from a single customer accounted for approximately 17% and 14% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Foreign Currency Risk

Approximately 3% of our net sales are denominated in currencies other than the U.S. dollar, and we do not believe our total exposure to currency fluctuations is significant.

Commodity Price Risk

Our financial performance is principally dependent on the demand for and selling prices of our products. Both are subject to significant fluctuations. The markets for our products are cyclical and are affected by factors such as global economic conditions including the strength of the U.S. housing market, changes in industry production capacity, changes in inventory levels, and other factors beyond our control. At this time, we do not manage commodity price risk with derivative instruments.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

We expect to receive a future payment as a class participant in a class action litigation regarding oriented-strand-board (OSB) pricing. We were and continue to be a major purchaser of OSB. At this time, we do not have definitive information regarding our share of the industry settlement nor the timing of the receipt of any settlement amounts and therefore, we have not recorded any amount related to the potential settlement in our financial statements. We believe the determination may occur before the end of 2010.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A. Risk Factors” of our 2009 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors for the six months ended June 30, 2010, from those listed in our 2009 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Bernadette Madarieta
Bernadette Madarieta Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  August 12, 2010

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010

Number	Description

10.1*

Third Amendment (dated as of April 15, 2010) to Loan and Security Agreement dated February 22, 2008, among Boise Cascade, L.L.C., certain of its subsidiaries, and Bank of America, N.A., as Agent for Lenders

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*This Amendment was reported in the company’s Form 8-K Current Report filed April 15, 2010.