Form 10-Q
period 2010-09-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2010-11-04
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

iii

PART 1—FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended September 30
	2010	2009
	(thousands)
Sales
Trade	$588,605	$567,643
Related parties	4,892	11,364
	593,497	579,007

Costs and expenses
Materials, labor, and other operating expenses	514,514	501,886
Materials, labor, and other operating expenses from related parties	10,549	6,094
Depreciation and amortization	8,759	9,627
Selling and distribution expenses	54,197	50,714
General and administrative expenses	11,412	6,841
General and administrative expenses from related party	—	2,682
Other (income) expense, net	(4,565)	(575)
	594,866	577,269

Income (loss) from operations	(1,369)	1,738

Equity in net income of affiliate	—	28,225
Gain on sale of shares of equity affiliate	—	997
Foreign exchange gain	321	521
Interest expense	(4,721)	(5,389)
Interest income	249	185
	(4,151)	24,539

Income (loss) before income taxes	(5,520)	26,277
Income tax provision	(95)	(72)
Net income (loss)	$(5,615)	$26,205

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.
Consolidated Statements of Income (Loss)

(unaudited)

	Nine Months Ended September 30
	2010	2009
	(thousands)
Sales
Trade	$1,712,347	$1,487,614
Related parties	19,891	26,000
	1,732,238	1,513,614

Costs and expenses
Materials, labor, and other operating expenses	1,498,264	1,346,656
Materials, labor, and other operating expenses from related parties	27,321	24,716
Depreciation and amortization	25,944	32,194
Selling and distribution expenses	154,992	143,726
General and administrative expenses	30,075	20,629
General and administrative expenses from related party	1,576	7,618
Other (income) expense, net	(4,585)	355
	1,733,587	1,575,894

Loss from operations	(1,349)	(62,280)

Equity in net income of affiliate	1,889	61,536
Gain on sale of shares of equity affiliate	25,308	997
Impairment of investment in equity affiliate	—	(43,039)
Foreign exchange gain	113	904
Change in fair value of contingent value rights	—	194
Gain on repurchase of long-term debt	—	6,026
Interest expense	(16,262)	(17,140)
Interest income	642	760
	11,690	10,238

Income (loss) before income taxes	10,341	(52,042)
Income tax provision	(230)	(623)
Net income (loss)	$10,111	$(52,665)

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2010	2009
	(thousands)
ASSETS

Current
Cash and cash equivalents	$285,556	$287,101
Receivables
Trade, less allowances of $2,513 and $1,584	139,833	95,398
Related parties	279	2,604
Other	2,423	3,495
Inventories	252,613	232,774
Prepaid expenses and other	4,967	1,870
	685,671	623,242

Property
Property and equipment, net	266,333	270,229
Timber deposits	9,970	9,264
	276,303	279,493

Investment in equity affiliate	—	62,967
Deferred financing costs	3,990	5,734
Goodwill	12,170	12,170
Intangible assets, net	8,909	8,919
Other assets	7,691	8,359
Total assets	$994,734	$1,000,884

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

(unaudited)

	September 30,	December 31,
	2010	2009
	(thousands, except for equity units)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$118,754	$89,253
Related parties	1,412	2,449
Accrued liabilities
Compensation and benefits	45,508	27,887
Interest payable	7,506	3,644
Other	23,728	16,695
	196,908	139,928

Debt
Long-term debt	228,146	303,146

Other
Compensation and benefits	116,812	113,290
Other long-term liabilities	14,723	14,301
	131,535	127,591

Redeemable equity units
Series B equity units — 2,764,854 units outstanding	2,765	2,765
Series C equity units — 16,270,616 units outstanding	6,505	5,202
	9,270	7,967

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000,000 units authorized and outstanding	94,299	88,908
Series B equity units — no par value; 550,000,000 units authorized and 532,558,673 units outstanding	334,576	333,344
Series C equity units — no par value; 44,000,000 units authorized and 11,951,751 units outstanding	—	—
Total capital	428,875	422,252

Total liabilities and capital	$994,734	$1,000,884

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30
	2010	2009
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$10,111	$(52,665)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate	(1,889)	(61,536)
Gain on sale of shares of equity affiliate	(25,308)	(997)
Impairment of investment in equity affiliate	—	43,039
Depreciation and amortization of deferred financing costs and other	28,277	34,469
Pension expense	5,670	9,985
Management equity units expense	1,303	2,306
Gain on repurchase of long-term debt	—	(6,026)
Facility closure and curtailment costs	—	1,968
Other	(74)	(1,605)
Decrease (increase) in working capital, net of acquisitions
Receivables	(40,946)	(54,591)
Inventories	(19,839)	46,114
Prepaid expenses and other	(1,328)	(2,059)
Accounts payable and accrued liabilities	52,745	39,602
Pension contributions	(3,766)	(28,057)
Other	4,229	(3,052)
Cash provided by (used for) operations	9,185	(33,105)

Cash provided by (used for) investment
Proceeds from sale of shares of equity affiliate	86,123	3,032
Expenditures for property and equipment	(22,369)	(12,932)
Acquisition of businesses and facilities	—	(4,598)
Other	516	2,279
Cash provided by (used for) investment	64,270	(12,219)

Cash provided by (used for) financing
Issuances of long-term debt	45,000	60,000
Payments of long-term debt	(120,000)	(65,627)
Tax distributions to members	—	(10,705)
Repurchase of management equity units	—	(18)
Cash used for financing	(75,000)	(16,350)

Decrease in cash and cash equivalents	(1,545)	(61,674)

Balance at beginning of the period	287,101	275,803

Balance at end of the period	$285,556	$214,129

See accompanying notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

(unaudited)

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)

Balance at December 31, 2008	66,000	$81,967	532,415	$268,391	11,183	$—	$350,358

Net loss (a)	—	—	—	(19,057)	—	—	(19,057)
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	43,902	—	—	43,902
Equity in other comprehensive income of equity affiliate	—	—	—	5,201	—	—	5,201
Impairment of investment in equity affiliate	—	—	—	40,824	—	—	40,824
Paid-in-kind dividend	—	6,707	—	(6,707)	—	—	—
Tax distributions, net	—	234	—	91	—	—	325
Allocation of redeemable equity units to Capital	—	—	144	340	769	—	340
Other	—	—	—	359	—	—	359
Balance at December 31, 2009 (c)	66,000	88,908	532,559	333,344	11,952	—	422,252

Net income (a)	—	—	—	10,111	—	—	10,111
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	559	—	—	559
Equity in other comprehensive loss of equity affiliate	—	—	—	(4,041)	—	—	(4,041)
Paid-in-kind dividend	—	5,391	—	(5,391)	—	—	—
Other	—	—	—	(6)	—	—	(6)
Balance at September 30, 2010 (c)	66,000	$94,299	532,559	$334,576	11,952	$—	$428,875

(a)                                 Total comprehensive income (loss) for the three and nine months ended September 30, 2010, was $(5.4) million and $6.6 million, compared with $25.3 million and $21.0 million for the three and nine months ended September 30, 2009.

(b)                                 Total other comprehensive income (loss) for the three and nine months ended September 30, 2010, was $0.2 million and $(3.5) million, compared with $(0.9) million and $73.7 million for the three and nine months ended September 30, 2009.

(c)                                  Accumulated other comprehensive loss at September 30, 2010, and December 31, 2009, was $36.3 million and $32.9 million, respectively.

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

Basis of Presentation

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The net income (loss) for the three and nine months ended September 30, 2010 and 2009, involved estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement and other postemployment benefits; and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. Quarterly results are not necessarily indicative of results that may be expected for the full year. These notes to unaudited consolidated financial statements should be read in conjunction with our 2009 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

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

During the three months ended September 30, 2009, we recorded $29.2 million of income related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), compared with $27.2 million and $19.5 million of net income during the nine months ended September 30, 2010 and 2009, as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2009	2010	2009
	(thousands)

Equity in net income of Boise Inc.	$22,354	$73	$45,658
Amortization of basis differential	5,871	1,816	16,903
Loss on shares issued for settlement of CVR liability	—	—	(1,025)
Equity in net income of affiliate	28,225	1,889	61,536
Gain on sale of shares of equity affiliate (a)	997	25,308	997
Impairment of investment in equity affiliate (b)	—	—	(43,039)
Total	$29,222	$27,197	$19,494

(a)                             During the three and nine months ended September 30, 2009, we sold 1.2 million Boise Inc. shares and recorded a $1.0 million gain on the sale of the Boise Inc. shares in our Consolidated Statements of Income (Loss). In first quarter 2010, we sold 18.3 million Boise Inc. shares for net proceeds of $86.1 million, and we recorded a $25.3 million gain on the sale of the shares in our Consolidated Statement of Income (Loss) for the nine months ended September 30, 2010. We reduced our investment in Boise Inc. and our accumulated other comprehensive income related to our investment in Boise Inc. to zero.

(b)                             On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. We made the other-than-temporary-impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, for the nine months ended September 30, 2009, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Income (Loss).

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

Sales

The $4.9 million and $19.9 million of related-party sales recorded in our Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2010, and the $11.4 million and $26.0 million of related-party sales during the three and nine months ended September 30, 2009, represent chip and pulpwood sales to Boise Inc. (for the period they were a related party) and LTP from our Wood Products segment. The sales were made at prices designed to approximate market. LTP is an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade, L.L.C. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly impact the economic performance of LTP. Accordingly, we do not consolidate LTP’s results in our financial statements.

Costs and Expenses

During the three and nine months ended September 30, 2010, we recorded related-party fiber purchases of $10.5 million and $26.7 million from LTP, compared with $5.0 million and $21.4 million during the three and nine months ended September 30, 2009. We also recorded $0.3 million, $0.6 million, and $1.8 million of related-party expenses for transportation services purchased from Boise Inc. during the nine months ended September 30, 2010, and the three and nine months ended September 30, 2009. We purchased the fiber and transportation services at prices that approximated market prices. These costs are recorded in “Materials, labor, and other operating expenses from related parties” in our Consolidated Statements of Income (Loss).

In connection with the sale of our Paper and Packaging & Newsprint assets in February 2008, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2012. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice, subject to payment of an absorption fee and related severance. The remaining absorption fee of $1.0 million is allocated among the services provided under the contract and declines to zero on February 22, 2011. For the three and nine months ended September 30, 2010, total expenses incurred under the Outsourcing Services Agreement, including both related-party and nonrelated-party expenses, were $3.7 million and $10.8 million, respectively.

During the nine months ended September 30, 2010, and the three and nine months ended September 30, 2009, we recorded the following expenses from the Outsourcing Services Agreement as related-party expenses in our Consolidated Statements of Income (Loss). As mentioned above, after we sold our remaining investment in Boise Inc. in March 2010, expenses incurred under the Outsourcing Services Agreement were no longer related party and, therefore, are not included in the table below.

	Three Months Ended September 30	Nine Months Ended September 30
	2009	2010	2009
	(thousands)

Materials, labor, and other operating expenses from related parties	$491	$332	$1,444
Selling and distribution expenses	676	456	2,026
General and administrative expenses from related party	2,682	1,576	7,618
	$3,849	$2,364	$11,088

Tax Distributions

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. We make cash distributions to permit the members of BC Holdings and affiliates to pay income taxes. During the nine months ended September 30, 2010, we made no cash tax distributions. During the nine months ended September 30, 2009, we made $10.7 million of cash tax distributions, which related primarily to the net taxable gain on the sale of our Paper and Packaging & Newsprint assets. During the nine months ended September 30, 2009, we paid $8.1 million to Forest Products Holdings (FPH), our majority owner. FPH in turn paid $5.2 million to Madison Dearborn Partners, our equity sponsor, and $2.9 million to management investors. For the nine months ended September 30, 2009, we paid $2.6 million to OfficeMax to fund their tax obligations related to their investments in us.

4.                                      Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2010, and December 31, 2009, we had $1.3 million and $1.9 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers and our customers’ customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in “Sales, Trade.” At September 30, 2010, and December 31, 2009, we had $14.0 million and $9.9 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other,” on our Consolidated Balance Sheets.

5.                                      Other (Income) Expense, Net

Other (income) expense, net, includes miscellaneous income and expense items. The components of Other (income) expense, net, in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(thousands)

Litigation settlement (a)	$(4,614)	$—	$(4,614)	$—
Facility closures and curtailments (b)	—	(550)	—	3,194
Changes in pension plans (c)	—	—	—	(747)
Other, net	49	(25)	29	(2,092)
	$(4,565)	$(575)	$(4,585)	$355

(a)                                 During the three and nine months ended September 30, 2010, we recorded $4.6 million of income for cash received from a litigation settlement related to vendor product pricing.

(b)                                 In June 2009, we closed the lumber manufacturing facility in La Grande, Oregon. During the nine months ended September 30, 2009, we recorded $3.1 million of expense in “Other (income) expense, net,” $5.2 million of accelerated depreciation in “Depreciation and amortization,” and $0.6 million of expenses in “Materials, labor, and other operating expenses” in our Consolidated Statement of Income (Loss).

(c)                                  In March 2009, we amended our defined benefit pension plan for salaried employees and nonqualified salaried plans so that no future benefits would accrue in the plans after December 31, 2009. We recognized a net $0.7 million noncash curtailment gain, primarily related to our nonqualified salaried pension plans. For more information, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our 2009 Form 10-K.

6.                                      Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $3.6 million and $3.3 million for the three months ended September 30, 2010 and 2009, and $10.7 million and $9.8 million for the nine months ended September 30, 2010 and 2009. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $3.1 million for the remainder of 2010, $11.7 million in 2011, $10.7 million in 2012, $9.6 million in 2013, $8.4 million in 2014, and $7.5 million in 2015, with total payments thereafter of $36.0 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

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

Income Tax (Provision) Benefit

Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For both the three months ended September 30, 2010 and 2009, income tax expense was $0.1 million. Income tax expense was $0.2 million and $0.6 million for the nine months ended September 30, 2010 and 2009.

Excluding tax distributions to our equity holders (see Note 3, Transactions With Related Parties), during both the three months ended September 30, 2010 and 2009, we paid a negligible amount of income taxes, net of income taxes refunded. We paid $0.2 million and $0.6 million of income taxes, net of refunds received, during the nine months ended September 30, 2010 and 2009, respectively.

Income Tax Uncertainties

BC Holdings, or one of our subsidiaries, files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, California, Idaho, Oregon, Texas, and Washington. We are subject to tax examinations from 2007 to present. In 2008, the United States Internal Revenue Service (IRS) completed an audit of BC Holdings’ 2005 and 2006 tax years and issued a proposed adjustment. We appealed the adjustment. In second quarter 2010, the IRS agreed with our position, and no adjustment resulted from the audit.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. In third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006, which is now closed. At December 31, 2009, we increased the amount of our unrecognized tax benefit from zero to $5.8 million as a result of uncertainty surrounding this audit. We charged the $5.8 million of unrecognized tax liabilities to income tax expense, with an offsetting adjustment to the valuation allowance on deferred tax assets related to Boise AllJoist’s net operating losses. As a result, the net impact of recording the unrecognized tax benefit in our 2009 Consolidated Statement of Income (Loss) was zero. The audit was closed in 2010 with no additional changes, and because of sufficient net operating loss carryforwards from prior years, no cash payments were required. After closing the audit, we have no unrecognized tax benefits recorded on our Consolidated Balance Sheet, and we do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months.

8.                                      Inventories

Inventories include the following:

	September 30, 2010	December 31, 2009
	(thousands)

Finished goods and work in process	$203,341	$187,215
Logs	32,283	29,302
Other raw materials and supplies	16,989	16,257
	$252,613	$232,774

9.                                      Property and Equipment, Net

Property and equipment, net, consisted of the following asset classes:

	September 30, 2010	December 31, 2009
	(thousands)

Land and land improvements	$36,618	$36,618
Buildings and improvements	110,867	110,268
Machinery and equipment	285,184	279,455
Construction in progress	16,275	4,156
	448,944	430,497
Less accumulated depreciation	(182,611)	(160,268)
	$266,333	$270,229

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

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Corporate and Other	Total
	(thousands)

Balance at September 30, 2010, and December 31, 2009	$5,593	$6,577	$—	$12,170

At September 30, 2010, and December 31, 2009, intangible assets represent the values assigned to trade names and trademarks, customer relationships, and a noncompete agreement. The trade names and trademarks have an indefinite life and are not amortized. Customer relationships were amortized over five years, and the noncompete agreement is amortized over two years.

Intangible assets consisted of the following:

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(2,100)	—
Noncompete agreement	25	(16)	9
	$11,025	$(2,116)	$8,909

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	2,100	(2,100)	—
Noncompete agreement	25	(6)	19
	$11,025	$(2,106)	$8,919

Intangible asset amortization expense was insignificant for each of the three and nine months ended September 30, 2010. Amortization expense is not expected to be significant for the remainder of 2010 or thereafter.

11.                               Debt

At September 30, 2010, and December 31, 2009, our long-term debt was as follows:

	September 30,	December 31,
	2010	2009
	(thousands)

Asset-based revolving credit facility, due 2013	$—	$75,000
7.125% senior subordinated notes, due 2014	228,146	228,146
Total long-term debt	$228,146	$303,146

Asset-Based Revolving Credit Facility

In May 2009, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, amended it’s five-year $350 million senior secured asset-based revolving credit facility with Bank of America (Revolving Credit Facility) to permanently reduce the lending commitments by $60.0 million, bringing the total commitments to $290.0 million. On April 1, 2010, we borrowed an additional $45.0 million under the Revolving Credit Facility, bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million, and we permanently reduced the lending commitments by a like amount, bringing the total commitments under the Revolving Credit Facility to $170.0 million. At September 30, 2010, and December 31, 2009, we had zero and $75.0 million of borrowings outstanding under the Revolving Credit Facility.

Interest rates under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the nine months ended September 30, 2010 and 2009, the average interest rates for our borrowings under the Revolving Credit Facility were 2.8% and 2.9%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit.

The minimum and maximum borrowings under the Revolving Credit Facility were zero and $120.0 million during the nine months ended September 30, 2010. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the nine months ended September 30, 2010, was $37.5 million. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment.

Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables, reduced by outstanding letters of credit, and, when our fixed-charge coverage ratio is below 1:1, as it was on September 30, 2010, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. At September 30, 2010, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $395.8 million.

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That restriction was not applicable on September 30, 2010. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At September 30, 2010, and December 31, 2009, we had $14.4 million and $16.5 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture governing our 7.125% senior subordinated notes (Indenture). If we sell assets or experience specific kinds of changes in control, we may be required to purchase the notes. With the proceeds from the sale of our Paper and Packaging & Newsprint assets, we repurchased $160.0 million of the notes at par in April 2008. During the nine months ended September 30, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in “Gain on repurchase of long-term debt” in our Consolidated Statement of Income (Loss).

We are obligated to use the net proceeds (as defined in the Indenture) from the sale of Boise Inc. shares (see Note 2, Investment in Equity Affiliate) within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. At September 30, 2010, and December 31, 2009, approximately $22 million and $78 million of cash, respectively, was governed by the Indenture. We anticipate that the $120.0 million repayment and commitment reduction of the Revolving Credit Facility on April 30, 2010 (discussed above), in combination with our recent and expected capital spending, will fulfill our obligation under the Indenture with respect to net available cash received in connection with the Boise Inc. stock sales.

Other

For the nine months ended September 30, 2010 and 2009, cash payments for interest, net of interest capitalized, were $10.1 million and $11.1 million, respectively.

At September 30, 2010, the book value of fixed-rate debt was $228.1 million, and the fair value was estimated to be $218.7 million. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt.

12.                               Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, credit risk, foreign currency exchange rates, and commodity price risk. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents and bank credit facility. During the nine months ended September 30, 2010 and 2009, we did not use any interest rate derivatives to manage this risk.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to reduce this risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of customers based on ongoing credit evaluations. At September 30, 2010, and December 31, 2009, the receivables from a single customer accounted for approximately 16% and 14% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Foreign Currency Risk

Approximately 4% of our net sales are denominated in currencies other than the U.S. dollar, and we do not believe our total exposure to currency fluctuations is significant.

Commodity Price Risk

Our financial performance is principally dependent on the demand for and selling prices of our products. Both are subject to significant fluctuations. The markets for our products are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in industry production capacity, changes in inventory levels, and other factors beyond our control. At this time, we do not manage commodity price risk with derivative instruments.

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

14.                               Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(thousands)

Service cost	$1,162	$2,487	$3,755	$7,927
Interest cost	5,093	4,886	15,199	14,797
Expected return on plan assets	(4,627)	(4,605)	(13,844)	(13,771)
Recognized actuarial gain (loss)	132	(289)	426	(556)
Amortization of prior service costs and other	45	45	134	136
Curtailment loss	—	—	—	1,452
Net periodic benefit cost	$1,805	$2,524	$5,670	$9,985

In the first nine months of 2010, we made $3.8 million in cash contributions to the pension plans. For the remainder of 2010, we do not expect to make additional contributions to the pension plans.

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

An analysis of our operations by segment is as follows:

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Party	segment	Total	Taxes	Amortization	(d)
	(millions)
Three Months Ended September 30, 2010
Building Materials Distribution (a)	$470.4	$—	$0.3	$470.7	$4.6	$1.9	$6.5
Wood Products (a)	118.2	4.9	60.3	183.4	(1.0)	6.8	5.8
Corporate and Other	—	—	—	—	(4.6)	0.1	(4.6)
	588.6	4.9	60.6	654.1	(1.0)	8.8	7.7
Intersegment eliminations	—	—	(60.6)	(60.6)	—	—	—
Interest expense	—	—	—	—	(4.7)	—	—
Interest income	—	—	—	—	0.2	—	—
	$588.6	$4.9	$—	$593.5	$(5.5)	$8.8	$7.7

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(d)
	(millions)
Three Months Ended September 30, 2009
Building Materials Distribution	$472.1	$—	$0.1	$472.2	$9.7	$1.9	$11.6
Wood Products	95.5	11.4	56.3	163.2	(4.2)	7.6	3.4
Corporate and Other	—	—	—	—	(3.2)	0.1	(3.1)
	567.6	11.4	56.4	635.4	2.3	9.6	11.9
Intersegment eliminations	—	—	(56.4)	(56.4)	—	—	—
Equity in net income of affiliate (b)	—	—	—	—	28.2	—	28.2
Gain on sale of shares of equity affiliate (b)	—	—	—	—	1.0	—	1.0
Interest expense	—	—	—	—	(5.4)	—	—
Interest income	—	—	—	—	0.2	—	—
	$567.6	$11.4	$—	$579.0	$26.3	$9.6	$41.1

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Party	segment	Total	Taxes	Amortization	(d)
	(millions)
Nine Months Ended September 30, 2010
Building Materials Distribution (a)	$1,374.7	$—	$0.6	$1,375.3	$11.2	$5.5	$16.7
Wood Products (a)	337.6	19.9	173.4	530.9	0.7	20.2	20.8
Corporate and Other	—	—	—	—	(13.1)	0.2	(12.8)
	1,712.3	19.9	174.0	1,906.2	(1.2)	25.9	24.7
Intersegment eliminations	—	—	(174.0)	(174.0)	—	—	—
Equity in net income of affiliate (b)	—	—	—	—	1.9	—	1.9
Gain on sale of shares of equity affiliate (b)	—	—	—	—	25.3	—	25.3
Interest expense	—	—	—	—	(16.3)	—	—
Interest income	—	—	—	—	0.6	—	—
	$1,712.3	$19.9	$—	$1,732.2	$10.3	$25.9	$51.9

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(d)
	(millions)
Nine Months Ended September 30, 2009
Building Materials Distribution	$1,240.6	$—	$0.3	$1,240.9	$8.8	$5.7	$14.5
Wood Products (c)	247.0	26.0	141.1	414.1	(61.0)	26.1	(34.9)
Corporate and Other	—	—	—	—	(9.2)	0.4	(8.8)
	1,487.6	26.0	141.4	1,655.0	(61.4)	32.2	(29.2)
Intersegment eliminations	—	—	(141.4)	(141.4)	—	—	—
Equity in net income of affiliate (b)	—	—	—	—	61.5	—	61.5
Gain on sale of shares of equity affiliate (b)	—	—	—	—	1.0	—	1.0
Impairment of investment in equity affiliate (b)	—	—	—	—	(43.0)	—	(43.0)
Change in fair value of contingent value rights	—	—	—	—	0.2	—	0.2
Gain on repurchase of long-term debt	—	—	—	—	6.0	—	6.0
Interest expense	—	—	—	—	(17.1)	—	—
Interest income	—	—	—	—	0.8	—	—
	$1,487.6	$26.0	$—	$1,513.6	$(52.0)	$32.2	$(3.5)

(a)                                  Included $4.6 million of income for cash received from a litigation settlement related to vendor product pricing. We recorded $4.1 million in our Building Materials Distribution segment and $0.5 million in our Wood Products segment.

(b)                                 See Note 2, Investment in Equity Affiliate, for information related to our investment in Boise Inc.

(c)                                  Included $8.9 million of expenses in income (loss) before income taxes for the nine months ended September 30, 2009, and $3.7 million of expenses in EBITDA for the nine months ended September 30, 2009, related to the closure of the lumber manufacturing facility in La Grande, Oregon.

(d)                                 EBITDA represents income (loss) before interest (interest expense and interest income), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation and amortization, which represent unavoidable operating costs. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(millions)

Net income (loss)	$(5.6)	$26.2	$10.1	$(52.7)
Interest expense	4.7	5.4	16.3	17.1
Interest income	(0.2)	(0.2)	(0.6)	(0.8)
Income tax provision	0.1	0.1	0.2	0.6
Depreciation and amortization	8.8	9.6	25.9	32.2
EBITDA	$7.7	$41.1	$51.9	$(3.5)

16.                               Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 6, Leases, and Note 11, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 16, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At September 30, 2010, there have been no material changes to the commitments disclosed in the 2009 Form 10-K (outside the normal course of business), except as disclosed in Note 11, Debt.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2010, there have been no material changes to the guarantees disclosed in the 2009 Form 10-K, except that the amount of borrowings guaranteed under the Revolving Credit Facility decreased $120.0 million to zero, as discussed in Note 11, Debt.

17.                               Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

We received $4.6 million from a litigation settlement related to vendor product pricing. For the three and nine months ended September 30, 2010, we recorded a $4.6 million gain related to the settlement in “Other (income) expense, net.”

18.                               Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. Certain amounts in prior periods’ consolidating financial statements have been reclassified to conform with the current-period presentation. The senior subordinated notes are guaranteed on a senior subordinated basis jointly and severally by BC Holdings and each of its existing and future subsidiaries (other than:  (i) the co-issuers, Boise Cascade and Boise Cascade Finance Corporation and (ii) our foreign subsidiaries). Other than the consolidated financial statements and footnotes for BC Holdings, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended September 30, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$585,155	$3,450	$—	$588,605
Intercompany	—	—	—	2,867	(2,867)	—
Related parties	—	—	4,892	—	—	4,892
	—	—	590,047	6,317	(2,867)	593,497

Costs and expenses
Materials, labor, and other operating expenses	—	—	510,096	7,004	(2,586)	514,514
Materials, labor, and other operating expenses from related parties	—	—	10,549	—	—	10,549
Depreciation and amortization	—	90	8,189	480	—	8,759
Selling and distribution expenses	—	—	53,813	384	—	54,197
General and administrative expenses	1	4,951	6,741	—	(281)	11,412
Other (income) expense, net	—	—	(4,469)	(96)	—	(4,565)
	1	5,041	584,919	7,772	(2,867)	594,866

Income (loss) from operations	(1)	(5,041)	5,128	(1,455)	—	(1,369)

Foreign exchange gain	—	187	59	75	—	321
Interest expense	—	(4,721)	—	—	—	(4,721)
Interest income	—	127	122	—	—	249
	—	(4,407)	181	75	—	(4,151)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(1)	(9,448)	5,309	(1,380)	—	(5,520)
Income tax provision	—	(59)	(36)	—	—	(95)

Income (loss) before equity in net income (loss) of affiliates	(1)	(9,507)	5,273	(1,380)	—	(5,615)

Equity in net income (loss) of affiliates	(5,614)	3,893	—	—	1,721	—
Net income (loss)	$(5,615)	$(5,614)	$5,273	$(1,380)	$1,721	$(5,615)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Three Months Ended September 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$563,713	$3,930	$—	$567,643
Intercompany	—	—	—	2,548	(2,548)	—
Related parties	—	—	11,364	—	—	11,364
	—	—	575,077	6,478	(2,548)	579,007

Costs and expenses
Materials, labor, and other operating expenses	—	—	497,990	6,644	(2,748)	501,886
Materials, labor, and other operating expenses from related parties	—	—	6,094	—	—	6,094
Depreciation and amortization	—	113	9,047	467	—	9,627
Selling and distribution expenses	—	—	50,421	293	—	50,714
General and administrative expenses	1	905	5,735	—	200	6,841
General and administrative expenses from related party	—	2,682	—	—	—	2,682
Other (income) expense, net	—	42	(544)	(73)	—	(575)
	1	3,742	568,743	7,331	(2,548)	577,269

Income (loss) from operations	(1)	(3,742)	6,334	(853)	—	1,738

Equity in net income of affiliate (Boise Inc.)	28,225	—	—	—	—	28,225
Gain on sale of shares of equity affiliate (Boise Inc.)	997	—	—	—	—	997
Foreign exchange gain	—	364	40	117	—	521
Interest expense	—	(5,389)	—	—	—	(5,389)
Interest income	—	95	90	—	—	185
	29,222	(4,930)	130	117	—	24,539

Income (loss) before income taxes and equity in net income (loss) of affiliates	29,221	(8,672)	6,464	(736)	—	26,277
Income tax provision	—	(20)	(52)	—	—	(72)

Income (loss) before equity in net income (loss) of affiliates	29,221	(8,692)	6,412	(736)	—	26,205

Equity in net income (loss) of affiliates	(3,016)	5,676	—	—	(2,660)	—
Net income (loss)	$26,205	$(3,016)	$6,412	$(736)	$(2,660)	$26,205

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,701,364	$10,983	$—	$1,712,347
Intercompany	—	—	—	10,005	(10,005)	—
Related parties	—	—	19,891	—	—	19,891
	—	—	1,721,255	20,988	(10,005)	1,732,238

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,485,268	22,985	(9,989)	1,498,264
Materials, labor, and other operating expenses from related parties	—	—	27,321	—	—	27,321
Depreciation and amortization	—	278	24,235	1,431	—	25,944
Selling and distribution expenses	—	—	153,957	1,035	—	154,992
General and administrative expenses	1	11,298	18,792	—	(16)	30,075
General and administrative expenses from related party	—	1,576	—	—	—	1,576
Other (income) expense, net	—	39	(4,513)	(111)	—	(4,585)
	1	13,191	1,705,060	25,340	(10,005)	1,733,587

Income (loss) from operations	(1)	(13,191)	16,195	(4,352)	—	(1,349)

Equity in net income of affiliate (Boise Inc.)	1,889	—	—	—	—	1,889
Gain from sale of shares of equity affiliate (Boise Inc.)	25,308	—	—	—	—	25,308
Foreign exchange (gain) loss	—	72	(100)	141	—	113
Interest expense	—	(16,262)	—	—	—	(16,262)
Interest income	—	283	359	—	—	642
	27,197	(15,907)	259	141	—	11,690

Income (loss) before income taxes and equity in net income (loss) of affiliates	27,196	(29,098)	16,454	(4,211)	—	10,341
Income tax provision	—	(165)	(46)	(19)	—	(230)

Income (loss) before equity in net income (loss) of affiliates	27,196	(29,263)	16,408	(4,230)	—	10,111

Equity in net income (loss) of affiliates	(17,085)	12,178	—	—	4,907	—
Net income (loss)	$10,111	$(17,085)	$16,408	$(4,230)	$4,907	$10,111

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Nine Months Ended September 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,480,153	$7,461	$—	$1,487,614
Intercompany	—	—	15	6,516	(6,531)	—
Related parties	—	—	26,000	—	—	26,000
	—	—	1,506,168	13,977	(6,531)	1,513,614

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,338,492	15,010	(6,846)	1,346,656
Materials, labor, and other operating expenses from related parties	—	—	24,716	—	—	24,716
Depreciation and amortization	—	340	30,465	1,389	—	32,194
Selling and distribution expenses	—	—	142,838	888	—	143,726
General and administrative expenses	1	3,896	16,417	—	315	20,629
General and administrative expenses from related party	—	7,618	—	—	—	7,618
Other (income) expense, net	—	(1,829)	2,479	(295)	—	355
	1	10,025	1,555,407	16,992	(6,531)	1,575,894

Loss from operations	(1)	(10,025)	(49,239)	(3,015)	—	(62,280)

Equity in net income of affiliate (Boise Inc.)	61,536	—	—	—	—	61,536
Gain on sale of shares of equity affiliate (Boise Inc.)	997	—	—	—	—	997
Impairment of investment in equity affiliate (Boise Inc.)	(43,039)	—	—	—	—	(43,039)
Foreign exchange gain	—	590	173	141	—	904
Change in fair value of contingent value rights	—	194	—	—	—	194
Gain on repurchase of long-term debt	—	6,026	—	—	—	6,026
Interest expense	—	(17,140)	—	—	—	(17,140)
Interest income	—	490	270	—	—	760
	19,494	(9,840)	443	141	—	10,238

Income (loss) before income taxes and equity in net income (loss) of affiliates	19,493	(19,865)	(48,796)	(2,874)	—	(52,042)
Income tax provision	—	(561)	(41)	(21)	—	(623)

Income (loss) before equity in net income (loss) of affiliates	19,493	(20,426)	(48,837)	(2,895)	—	(52,665)

Equity in net income (loss) of affiliates	(72,158)	(51,732)	—	—	123,890	—
Net income (loss)	$(52,665)	$(72,158)	$(48,837)	$(2,895)	$123,890	$(52,665)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at September 30, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$5	$285,438	$16	$97	$—	$285,556
Receivables
Trade, less allowances	—	7	138,131	1,695	—	139,833
Related parties	—	5	274	—	—	279
Intercompany	—	—	56	—	(56)	—
Other	—	(24)	2,179	268	—	2,423
Inventories	—	—	246,441	6,172	—	252,613
Prepaid expenses and other	—	2,661	2,201	105	—	4,967
	5	288,087	389,298	8,337	(56)	685,671

Property
Property and equipment, net	—	1,581	253,220	11,532	—	266,333
Timber deposits	—	—	9,970	—	—	9,970
	—	1,581	263,190	11,532	—	276,303

Deferred financing costs	—	3,990	—	—	—	3,990
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,909	—	—	8,909
Other assets	—	19	7,672	—	—	7,691
Investments in affiliates	438,140	534,996	—	—	(973,136)	—
Total assets	$438,145	$828,673	$681,239	$19,869	$(973,192)	$994,734

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at September 30, 2010 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$9,236	$108,637	$881	$—	$118,754
Related parties	—	392	1,020	—	—	1,412
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	15,868	29,138	502	—	45,508
Interest payable	—	7,506	—	—	—	7,506
Other	—	1,767	21,005	956	—	23,728
	—	34,769	159,800	2,395	(56)	196,908

Debt
Long-term debt	—	228,146	—	—	—	228,146

Other
Compensation and benefits	—	116,812	—	—	—	116,812
Other long-term liabilities	—	10,806	3,917	—	—	14,723
	—	127,618	3,917	—	—	131,535

Redeemable equity units
Series B equity units	2,765	—	—	—	—	2,765
Series C equity units	6,505	—	—	—	—	6,505
Redeemable equity units	—	9,270	—	—	(9,270)	—
	9,270	9,270	—	—	(9,270)	9,270

Commitments and contingent liabilities

Capital
Series A equity units	94,299	—	—	—	—	94,299
Series B equity units	334,576	—	—	—	—	334,576
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	428,870	517,522	17,474	(963,866)	—
Total capital	428,875	428,870	517,522	17,474	(963,866)	428,875
Total liabilities and capital	$438,145	$828,673	$681,239	$19,869	$(973,192)	$994,734

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$286,999	$19	$83	$—	$287,101
Receivables
Trade, less allowances	—	—	94,422	976	—	95,398
Intercompany	—	—	56	—	(56)	—
Related parties	—	23	2,581	—	—	2,604
Other	—	61	3,038	396	—	3,495
Inventories	—	—	228,286	4,488	—	232,774
Prepaid expenses and other	—	704	1,094	72	—	1,870
	—	287,787	329,496	6,015	(56)	623,242

Property
Property and equipment, net	—	2,405	255,604	12,220	—	270,229
Fiber farms and deposits	—	—	9,264	—	—	9,264
	—	2,405	264,868	12,220	—	279,493

Investment in equity affiliate (Boise Inc.)	62,967	—	—	—	—	62,967
Deferred financing costs	—	5,734	—	—	—	5,734
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,919	—	—	8,919
Other assets	—	19	8,340	—	—	8,359
Investments in affiliates	367,252	521,889	—	—	(889,141)	—
Total assets	$430,219	$817,834	$623,793	$18,235	$(889,197)	$1,000,884

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Balance Sheets at December 31, 2009 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$7,422	$81,308	$523	$—	$89,253
Related parties	—	2,019	430	—	—	2,449
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	8,941	18,766	180	—	27,887
Interest payable	—	3,644	—	—	—	3,644
Other	—	1,443	14,614	638	—	16,695
	—	23,469	115,118	1,397	(56)	139,928

Debt
Long-term debt	—	303,146	—	—	—	303,146

Other
Compensation and benefits	—	113,290	—	—	—	113,290
Other long-term liabilities	—	10,677	3,624	—	—	14,301
	—	123,967	3,624	—	—	127,591

Redeemable equity units
Series B equity units	2,765	—	—	—	—	2,765
Series C equity units	5,202	—	—	—	—	5,202
Redeemable equity units	—	7,967	—	—	(7,967)	—
	7,967	7,967	—	—	(7,967)	7,967

Commitments and contingent liabilities

Capital
Series A equity units	88,908	—	—	—	—	88,908
Series B equity units	333,344	—	—	—	—	333,344
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	359,285	505,051	16,838	(881,174)	—
Total capital	422,252	359,285	505,051	16,838	(881,174)	422,252
Total liabilities and capital	$430,219	$817,834	$623,793	$18,235	$(889,197)	$1,000,884

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$10,111	$(17,085)	$16,408	$(4,230)	$4,907	$10,111
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate (Boise Inc.)	(1,889)	—	—	—	—	(1,889)
Gain on sale of shares of equity affiliate (Boise Inc.)	(25,308)	—	—	—	—	(25,308)
Equity in net (income) loss of affiliates	17,085	(12,178)	—	—	(4,907)	—
Depreciation and amortization of deferred financing costs and other	—	2,611	24,235	1,431	—	28,277
Pension expense	—	5,670	—	—	—	5,670
Management equity units expense	—	1,303	—	—		1,303
Other	—	(30)	141	(185)	—	(74)
Decrease (increase) in working capital
Receivables	—	99	(40,454)	(591)	—	(40,946)
Inventories	—	—	(18,155)	(1,684)	—	(19,839)
Prepaid expenses and other	—	(186)	(1,107)	(35)	—	(1,328)
Accounts payable and accrued liabilities	—	7,571	44,168	1,006	—	52,745
Pension contributions	—	(3,766)	—	—	—	(3,766)
Other	—	3,527	710	(8)	—	4,229
Cash provided by (used for) operations	(1)	(12,464)	25,946	(4,296)	—	9,185

Cash provided by (used for) investment
Proceeds from sale of shares of equity affiliate (Boise Inc.)	86,123	—	—	—	—	86,123
Expenditures for property and equipment	—	(7)	(21,620)	(742)	—	(22,369)
Other	—	722	(392)	186	—	516
Cash provided by (used for) investment	86,123	715	(22,012)	(556)	—	64,270

Cash provided by (used for) financing
Issuances of long-term debt	—	45,000	—	—	—	45,000
Payments of long-term debt	—	(120,000)	—	—	—	(120,000)
Parent/subsidiary equity transactions	(86,117)	86,117	—	—	—	—
Due to (from) affiliates	—	(929)	(3,937)	4,866	—	—
Cash provided by (used for) financing	(86,117)	10,188	(3,937)	4,866	—	(75,000)

Increase (decrease) in cash and cash equivalents	5	(1,561)	(3)	14	—	(1,545)
Balance at beginning of the period	—	286,999	19	83	—	287,101
Balance at end of the period	$5	$285,438	$16	$97	$—	$285,556

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(52,665)	$(72,158)	$(48,837)	$(2,895)	$123,890	$(52,665)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate (Boise Inc.)	(61,536)	—	—	—	—	(61,536)
Gain on sale of shares of equity affiliate (Boise Inc.)	(997)	—	—	—	—	(997)
Impairment of investment in equity affiliate (Boise Inc.)	43,039	—	—	—	—	43,039
Equity in net (income) loss of affiliates	72,158	51,732	—	—	(123,890)	—
Depreciation and amortization of deferred financing costs and other	—	2,615	30,465	1,389	—	34,469
Pension expense	—	9,985	—	—	—	9,985
Management equity units expense	—	2,306	—	—	—	2,306
Gain on repurchase of long-term debt	—	(6,026)	—	—	—	(6,026)
Facility closure and curtailment costs	—	—	1,968	—	—	1,968
Other	—	(767)	(697)	(141)	—	(1,605)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	747	(53,535)	(2,090)	287	(54,591)
Inventories	—	—	44,073	2,041	—	46,114
Prepaid expenses and other	—	(1,167)	(781)	(111)	—	(2,059)
Accounts payable and accrued liabilities	—	2,976	36,196	717	(287)	39,602
Pension contributions	—	(28,057)	—	—	—	(28,057)
Other	—	(72)	(2,980)	—	—	(3,052)
Cash provided by (used for) operations	(1)	(37,886)	5,872	(1,090)	—	(33,105)

Cash provided by (used for) investment
Proceeds from sale of shares of equity affiliate (Boise Inc.)	3,032	—	—	—	—	3,032
Expenditures for property and equipment	—	(6)	(12,166)	(760)	—	(12,932)
Acquisition of businesses and facilities	—	—	(4,598)	—	—	(4,598)
Other	—	580	1,540	159	—	2,279
Cash provided by (used for) investment	3,032	574	(15,224)	(601)	—	(12,219)

Cash provided by (used for) financing
Issuances of long-term debt	—	60,000	—	—	—	60,000
Payments of long-term debt	—	(65,627)	—	—	—	(65,627)
Tax distributions to members	(10,705)	—	—	—	—	(10,705)
Repurchase of management equity units	(18)	—	—	—	—	(18)
Parent/subsidiary equity transactions	7,692	(7,692)	—	—	—	—
Due to (from) affiliates	—	(11,086)	9,351	1,735	—	—
Cash provided by (used for) financing	(3,031)	(24,405)	9,351	1,735	—	(16,350)

Increase (decrease) in cash and cash equivalents	—	(61,717)	(1)	44	—	(61,674)
Balance at beginning of the period	1	275,726	20	56	—	275,803
Balance at end of the period	$1	$214,009	$19	$100	$—	$214,129

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2009 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part I, Item 1A. Risk Factors” in our 2009 Form 10-K, as well as the factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the nine months ended September 30, 2010, from those listed in our 2009 Form 10-K. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Cascade Holdings, L.L.C., is a privately held building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). In February 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets, and we became a focused wood products manufacturing and building products distribution business. As used in this Form 10-Q, the terms “BC Holdings,” “we,” and “our” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Our wholly owned subsidiary, Boise Cascade, L.L.C., is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products (EWP) and plywood in North America.

We operate our business using three reportable segments:  (1) Building Materials Distribution, which is a wholesale distributor of building materials, (2) Wood Products, which manufactures and sells EWP, plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments. For more information see Note 15, Segment Information, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

Executive Overview

During the nine months ended September 30, 2010, the average prices for many of the commodity products we manufacture and distribute increased, due primarily to a supply-driven run-up in prices in the first four months of the year, which resulted from constrained dealer inventory levels, curtailments, and disrupted imports. Once buyers filled inventory needs and industry supply responded to the higher prices, prices declined. At the end of the third quarter, composite panel and lumber prices were back to beginning-of-the-year price levels.

Demand for our products correlates with the level of residential construction activity in North America, which has historically been cyclical. As of October 2010, the Blue Chip Economic Indicators consensus forecast for 2010 single- and multifamily housing starts in the U.S. was approximately 0.6 million units, which is significantly below historical trends of approximately 1.5 million units over the ten years prior to 2010. New home sales have steadied after falling 25% from April to June following the expiration of the government’s tax incentive for first-time home buyers, which ended in April of this year. The housing market continues to face significant challenges from high unemployment and foreclosures, which are impeding a broader recovery. The federal government recently announced a refinancing program backed by the Federal Housing Administration for homeowners who owe more money on their homes than they are worth. In addition, Housing and Urban Development has said they will launch an emergency loan program to help people who are unemployed keep their homes. These programs, if successful, could help reduce the number of delinquencies and improve stability in the market.

Ultimately, however, we believe the housing story, whether it is delinquencies, home sales, or housing starts, is an employment story. We don’t expect to see an increase in sales and housing starts or a sustained improvement in delinquency numbers until we see a consistent increase in employment. Many economists project that unemployment will stay above 9% through 2011. We believe this is likely to continue to depress demand even as record-low mortgage rates and lower prices make homes more affordable.

Because the housing recovery is likely to be slow and uneven, we continue to manage our production levels to our sales demand. The weakness in demand will likely cause us to continue to operate our facilities below their capacity. In addition, we continue to prudently manage our working capital and capital spending in this environment. We expect the downturn to continue to adversely affect our operating results in 2010; however, we do expect improvement in our 2010 operating results, compared with 2009. While near-term residential construction remains weak in the U.S., positive long-term demographic fundamentals, including immigration, are expected to support household formations, which in turn are expected to support an eventual recovery in new residential housing demand.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(millions)
Sales
Trade	$588.6	$567.6	$1,712.3	$1,487.6
Related parties (a)	4.9	11.4	19.9	26.0
	593.5	579.0	1,732.2	1,513.6

Costs and expenses
Materials, labor, and other operating expenses	514.5	501.9	1,498.3	1,346.7
Materials, labor, and other operating expenses from related parties (a)	10.6	6.1	27.3	24.7
Depreciation and amortization	8.8	9.6	25.9	32.2
Selling and distribution expenses	54.2	50.7	155.0	143.7
General and administrative expenses	11.4	6.9	30.0	20.6
General and administrative expenses from related party (a)	—	2.7	1.6	7.6
Other (income) expense, net	(4.6)	(0.6)	(4.6)	0.4
	594.9	577.3	1,733.5	1,575.9

Income (loss) from operations	$(1.4)	$1.7	$(1.3)	$(62.3)

	(percentage of sales)
Sales
Trade	99.2%	98.0%	98.9%	98.3%
Related parties	0.8	2.0	1.1	1.7
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related parties (a)	88.5%	87.7%	88.1%	90.6%
Depreciation and amortization	1.5	1.7	1.5	2.1
Selling and distribution expenses	9.1	8.8	9.0	9.5
General and administrative expenses, including related party (a)	1.9	1.6	1.8	1.9
Other (income) expense, net	(0.8)	(0.1)	(0.3)	—
	100.2%	99.7%	100.1%	104.1%

Income (loss) from operations	(0.2)%	0.3%	(0.1)%	(4.1)%

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

Sales Volumes and Prices

Set forth below are sales mix information for our Building Materials Distribution segment and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(millions)
Segment Sales
Building Materials Distribution	$470.7	$472.2	$1,375.3	$1,240.9
Wood Products	183.4	163.2	530.9	414.1

	(percentage of Building Materials Distribution sales)
Product Line Sales
Building Materials Distribution
Commodity	48.5%	45.4%	49.6%	45.8%
Engineered wood	11.7%	11.9%	11.1%	10.8%
General line	39.8%	42.7%	39.3%	43.4%

	(millions)
Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	1.6	1.7	5.1	4.2
I-joists (equivalent lineal feet)	27	27	83	65
Plywood (sq. ft.) (3/8” basis)	308	261	820	753
Lumber (board feet)	37	45	111	110
Particleboard (sq. ft.) (3/4” basis)	21	22	61	61

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (cubic foot)	$16.01	$15.08	$15.40	$15.20
I-joists (1,000 equivalent lineal feet)	949	908	931	907
Plywood (1,000 sq. ft.) (3/8” basis)	247	226	257	212
Lumber (1,000 board feet)	420	374	436	337
Particleboard (1,000 sq. ft.) (3/4” basis)	306	332	310	340

Operating Results

Sales

For the three months ended September 30, 2010 total sales increased $14.5 million, or 3%, to $593.5 million from $579.0 million during the three months ended September 30, 2009. For the nine months ended September 30, 2010, total sales increased $218.6 million, or 14%, to $1,732.2 million from $1,513.6 million in the prior year. In both periods, the increase in sales was attributable to higher prices for many of the commodity products we manufacture and distribute. The Random Lengths composite lumber and panel prices were approximately 34% and 32% higher, on average, during the nine months ended September 30, 2010, compared with the same period in 2009. Prices rose sharply from the start of the year through April 2010 and began to retreat in early May. The Random Lengths composite lumber and panel prices dropped from $367 and $474 at their peak in April 2010 and fell quickly to $247 and $328, respectively, by late June, and the composite panel prices dropped even further to $278 by the end of September. We believe the dramatic drop is the result of stagnating demand and increased industry production in response to a run-up in prices in the first four months of the year, which resulted from constrained dealer inventory levels, curtailments, and disrupted imports.

Building Materials Distribution.  Sales decreased slightly to $470.7 million for the three months ended September 30, 2010, from $472.2 million for the three months ended September 30, 2009. Prices for the segment were up approximately 9%; however, sales volumes declined approximately 8%, offsetting the benefit to revenues. Our financial results continue to be negatively impacted by reduced demand for our products. Third quarter 2010 housing starts were consistent with the levels experienced in the same quarter of 2009, which was the worst year for housing starts on record. During the nine months ended September 30, 2010, sales increased $134.4 million, or 11%, to $1,375.3 million from $1,240.9 million in the prior year. Compared with the nine months ended September 30, 2009, the increase was driven primarily by an 11% increase in product sales prices.

Wood Products.  Sales increased $20.2 million, or 12%, to $183.4 million for the three months ended September 30, 2010, from $163.2 million for the three months ended September 30, 2009. During the nine months ended September 30, 2010, sales increased $116.8 million, or 28%, to $530.9 million from $414.1 million in the same period a year ago. Compared with the three and nine months ended September 30, 2009, the increase in sales resulted from an 18% and 9% increase in plywood sales volume, respectively, and higher prices for all of our major product lines. Compared with the three and nine months ended September 30, 2009, plywood prices increased 9% and 21% and lumber prices increased 12% and 29%. Also contributing to the increase in sales during the nine months ended September 30, 2010, was a more than 20% increase in EWP sales volumes.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, increased $17.1 million, or 3%, to $525.1 million for the three months ended September 30, 2010, compared with $508.0 million during the same period in the prior year. For the nine months ended September 30, 2010, these expenses increased $154.2 million, or 11%, to $1,525.6 million, compared with $1,371.4 million in the same period in the prior year. During both the three and nine months ended September 30, 2010, materials, labor, and other operating expenses, including from related parties, increased due to higher purchased materials costs in our Building Materials Distribution segment. Gross margins decreased 1.3% and 0.5% in our Building Materials Distribution segment during the three and nine months ended September 30, 2010, respectively, as commodity product prices trended lower during the third quarter. Conversely, during the three and nine months ended September 30, 2009, commodity product prices trended higher which positively impacted gross margins. The increase in materials, labor, and other operating expenses, including from related parties, during the nine months ended September 30, 2010, was also attributable to an increase in sales volume in all of our major product lines in our Wood Products segment. While total materials, labor, and other operating expenses, including from related parties, increased during the nine months ended September 30, 2010, the costs decreased as a percent of sales, as these costs did not increase at the same pace as sales.

Depreciation and amortization expenses decreased $0.8 million, or 9%, to $8.8 million for the three months ended September 30, 2010, compared with $9.6 million for the same period in the prior year. Relative to the nine months ended September 30, 2009, these expenses decreased $6.3 million, or 19%, to $25.9 million, compared with $32.2 million in the prior year. During the nine months ended September 30, 2009, we recognized $5.2 million of incremental expense as a result of accelerating depreciation on the assets at our La Grande, Oregon, lumber manufacturing facility following our decision to close the operations in 2009.

Selling and distribution expenses increased $3.5 million, or 7%, to $54.2 million for the three months ended September 30, 2010, compared with $50.7 million for the same period in the prior year. During the nine months ended September 30, 2010, these costs increased $11.3 million, or 8%, to $155.0 million, compared with $143.7 million during the same period a year ago. For both comparison periods, the increases were due to increased occupancy-related expenses at the building materials distribution facilities we added or expanded in the last year, increased transportation costs, and increased compensation and benefit costs. While total selling and distribution expenses increased during the nine months ended September 30, 2010, the costs decreased as a percent of sales, because these costs did not increase at the same pace as sales.

General and administrative expenses, including from related party, increased $1.8 million, or 20%, to $11.4 million for the three months ended September 30, 2010, compared with $9.6 million for the same period in the prior year. For the nine months ended September 30, 2010, general and administrative expenses, including from related party, increased $3.4 million, or 12%, to $31.6 million, compared with $28.2 million a year ago. The increase in general and administrative expenses for the three and nine months ended September 30, 2010, was principally the result of higher compensation and benefit costs.

Other (income) expense, net, for the three and nine months ended September 30, 2010, included $4.6 million of income associated with receiving proceeds from a litigation settlement related to vendor product pricing. Other (income) expense, net, for the three and nine months ended September 30, 2009, included $0.5 million of income and $3.2 million of expense related to facility closures. The nine months ended September 30, 2009, also included a net $0.7 million noncash curtailment gain related to amending our defined benefit pension plan for salaried employees and nonqualified salaried pension plans so that no future benefits would accrue in the plans after December 31, 2009.

Income (Loss) From Operations

Income from operations decreased $3.1 million to a $1.4 million loss for the three months ended September 30, 2010, compared with $1.7 million of income for the three months ended September 30, 2009. The decrease is due to an 8% decrease in sales volume and increased costs in our Building Materials Distribution segment, which are described below. Our loss from operations decreased $61.0 million to $1.3 million for the nine months ended September 30, 2010, compared with a $62.3 million loss during the same period in the prior year. Compared with the nine months ended September 30, 2009, our improved financial results were driven primarily by higher product prices. Also contributing to the improved results for the nine months ended September 30, 2010, were favorable per-unit conversion costs in our Wood Products segment. These changes are also discussed in more detail below.

Building Materials Distribution.  Segment income decreased $5.1 million to $4.6 million for the three months ended September 30, 2010, from $9.7 million for the three months ended September 30, 2009. During the nine months ended September 30, 2010, segment income increased $2.4 million to $11.2 million from $8.8 million of income in the same period a year ago. Excluding the $4.1 million of income recorded from a litigation settlement related to vendor product pricing, segment income decreased $9.1 million and $1.7 million during the three and nine months ended September 30, 2010. The decrease in income was driven by increased occupancy-related expenses at the building materials distribution facilities we added or expanded in the last year, higher compensation and benefit costs, and a 1.3% and 0.5% decrease in gross margins during the three and nine months ended September 30, 2010, respectively, as commodity product prices trended lower during the third quarter. During the three and nine months ended September 30, 2009, commodity product prices trended higher, which positively affected gross margins.

Wood Products.  Segment loss decreased $3.2 million to $1.0 million for the three months ended September 30, 2010, compared with a $4.2 million loss for the three months ended September 30, 2009. Our loss decreased $61.7 million to $0.7 million of income for the nine months ended September 30, 2010, compared with a $61.0 million loss in the same period a year ago. During the three and nine months ended September 30, 2010, we recorded $0.5 million of income from a litigation settlement related to vendor product pricing. In both the three and nine months ended September 30, 2010, the improved financial results were driven primarily by favorable product prices, primarily plywood prices, which increased 9% and 21% for the three and nine months ended September 30, 2010. Compared with the nine months ended September 30, 2009, favorable per-unit conversion costs also contributed to improved financial results. In addition, the Wood Products segment loss for the nine months ended September 30, 2009, included $8.9 million of expenses related to closing our lumber manufacturing facility in La Grande, Oregon.

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

During the three months ended September 30, 2009, we recorded $29.2 million of income related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), compared with $27.2 million and $19.5 million of net income during the nine months ended September 30, 2010 and 2009, as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2009	2010	2009
	(millions)

Equity in net income of Boise Inc.	$22.4	$0.1	$45.7
Amortization of basis differential	5.9	1.8	16.9
Loss on shares issued for settlement of CVR liability	—	—	(1.0)
Equity in net income of affiliate	28.2	1.9	61.5
Gain on sale of shares of equity affiliate (a)	1.0	25.3	1.0
Impairment of investment in equity affiliate (b)	—	—	(43.0)
Total	$29.2	$27.2	$19.5

(a)                                 During the three and nine months ended September 30, 2009, we sold 1.2 million Boise Inc. shares and recorded a $1.0 million gain on the sale of the Boise Inc. shares in our Consolidated Statements of Income (Loss). In first quarter 2010, we sold 18.3 million Boise Inc. shares for net proceeds of $86.1 million, and we recorded a $25.3 million gain on the sale of the shares in our Consolidated Statement of Income (Loss) for the nine months ended September 30, 2010. We reduced our investment in Boise Inc. and our accumulated other comprehensive income related to our investment in Boise Inc. to zero.

(b)                                 On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. We made the other-than-temporary-impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, for the nine months ended September 30, 2009, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Income (Loss).

Gain on repurchase of long-term debt.  During the nine months ended September 30, 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain.

Income tax provision. Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For both the three months ended September 30, 2010 and 2009, income tax expense was $0.1 million. Income tax expense was $0.2 million and $0.6 million for the nine months ended September 30, 2010 and 2009.

Liquidity and Capital Resources

Continued concerns over the level of residential construction activity, number of foreclosures, availability and cost of credit, unemployment, and consumer and business confidence create uncertainty around the amount of cash flow we will generate during the remainder of 2010 and 2011. In response to the continued economic uncertainty and to enhance our liquidity, we have and will continue to match production with market demand.

Despite the difficult conditions, we ended third quarter 2010 with $285.6 million of cash, $228.1 million of long-term debt, and $395.8 million of available liquidity (unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility). In first quarter 2010, we sold 18.3 million Boise Inc. shares for net proceeds of $86.1 million. We are obligated under the indenture governing our 7.125% senior subordinated notes (Indenture) to use the net proceeds (as defined in the Indenture) from the sale of Boise Inc. shares within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. At September 30, 2010, approximately $22 million of cash related to the sale of Boise Inc. shares was governed by the Indenture. We anticipate that this amount will be used toward capital spending and that this will fulfill our remaining obligation under the Indenture.

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

Operating Activities

For the nine months ended September 30, 2010, our operating activities provided $9.2 million of cash, compared with $33.1 million used by operations in the same period in 2009. Compared with the nine months ended September 30, 2009, the increase in cash provided by operations relates primarily to the following:

•                  An increase in income in our Building Materials Distribution and Wood Products segments.  As discussed under “Operating Results” above, the improved financial results for the nine months ended September 30, 2010, were driven primarily by higher product prices. Also contributing to the improved results for the nine months ended September 30, 2010, were $4.6 million of proceeds from a litigation settlement related to vendor product pricing and favorable per-unit conversion costs in our Wood Products segment.

•                  Fewer cash contributions to our pension plans.  During the nine months ended September 30, 2010, we used $3.8 million of cash to make pension contributions, compared with $28.1 million during the nine months ended September 30, 2009.

•                  The increase in cash provided from operations for the items discussed above was partially offset by $9.4 million of cash used for working capital items during the nine months ended September 30, 2010, compared with $29.1 million of cash generated by the reduction of working capital in the same period a year ago. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The increase in working capital during the nine months ended September 30, 2010, was attributable primarily to higher receivables and, to a lesser extent, higher inventories, partially offset by an increase in accounts payable and accrued liabilities. The increase in receivables in our Building Materials Distribution and Wood Products segments primarily reflects increased sales of approximately 36% and 49%, respectively, comparing sales for the month of September 2010 with sales for the month of December 2009. Inventories increased primarily due to added or expanded locations in our Building Materials Distribution segment and an increase in log and EWP inventories in our Wood Products segment. The increases in accounts payable and accrued liabilities in 2010 reflect seasonal trends and an increase in compensation and benefit accruals. The decrease in working capital during the nine months ended September 30, 2009, was primarily attributable to a decrease in inventory in our Wood Products segment, which primarily reflected reduced inventory as part of our effort to respond to the weakened demand environment in the housing market, and seasonally higher accounts payable and accrued liabilities in our Building Materials Distribution segment. These positive working capital changes were partially offset by higher receivables in our Building Materials Distribution and Wood Products segments, which primarily reflect increased sales of approximately 45% and 41%, comparing sales for the month of September 2009 with sales for the month of December 2008.

Investment Activities

During the nine months ended September 30, 2010, we received $86.1 million of net proceeds from the sale of 18.3 million Boise Inc. shares. We used approximately $22.4 million of cash for purchases of property, plant, and equipment, which included $7.5 million of expenditures for a new veneer dryer (dryer eight) at our facility in Medford, Oregon. We expect the dryer to reduce our costs through higher productivity and reduced seasonal purchases of dry veneer. We expect capital expenditures in 2010 to total approximately $35 million to $40 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2010 has been and will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

During the nine months ended September 30, 2009, we used approximately $12.9 million of cash for purchases of property, plant, and equipment, which included expenditures for dryer seven in Medford, Oregon, as well as costs related to other replacement projects and ongoing environmental compliance. In addition, we spent $4.6 million for the acquisition of businesses and facilities during the first nine months of 2009. We purchased a sawmill in Pilot Rock, Oregon, and a truss assembly operation and EWP sales office in Saco and Biddeford, Maine, respectively. We received $3.0 million of net proceeds from the sale of 1.2 million Boise Inc. shares, of which we contributed substantially all of the cash proceeds from the sale of the shares to our pension plans.

Financing Activities

The following provides a summary of our financing activities during the nine months ended September 30, 2010 and 2009. For more information related to our debt structure, see the discussion under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. Except as updated in Note 11, Debt, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, as of the date of this filing, there have been no other changes to our debt structure.

Cash used for financing activities was $75.0 million for the nine months ended September 30, 2010, compared with $16.4 million during the same period in 2009.

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

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. During the nine months ended September 30, 2010, there were no material changes to our contractual obligations outside the normal course of business, except as disclosed in Note 11, Debt, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q. During the nine months ended September 30, 2010, we repaid the $75.0 million Revolving Credit Facility balance that was outstanding at December 31, 2009.

Off-Balance-Sheet Activities

At September 30, 2010, and December 31, 2009, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 16, Commitments and Guarantees, and Note 19, Consolidating Guarantor and Nonguarantor Financial Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2009 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2010, there have been no material changes to the guarantees disclosed in our 2009 Form 10-K.

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

Employees

As of September 30, 2010, we had approximately 4,200 employees. Approximately 34% of these employees work pursuant to 12 collective bargaining agreements. We have no agreements up for renewal during the remainder of 2010. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Environmental

For information on environmental issues, see Environmental in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. As of September 30, 2010, there have been no changes to our critical accounting estimates disclosed in our 2009 Form 10-K, except that in first quarter 2010, we sold our remaining investment in Boise Inc., and we are no longer required to evaluate the investment for other-than-temporary impairment.

New and Recently Adopted Accounting Standards

For information related to new and recently adopted accounting standards, see Note 13, New and Recently Adopted Accounting Standards, of the Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” in this Form 10-Q.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” under the heading “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K. Except as updated in Note 12, Financial Instrument Risk, of the Notes to Unaudited Quarterly Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, as of September 30, 2010, there have been no material changes in our exposure to market risk from those disclosed in our 2009 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

We received $4.6 million from a litigation settlement related to vendor product pricing. During the three and nine months ended September 30, 2010, we recorded $4.6 million of income related to the settlement in “Other (income) expense, net.”

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A. Risk Factors” in our 2009 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the nine months ended September 30, 2010, from those listed in our 2009 Form 10-K. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

ITEM 5.          OTHER INFORMATION

On November 2, 2010, we and our Vice President, General Counsel and Secretary, David G. Gadda, agreed that effective January 1, 2011, Mr. Gadda will relinquish his responsibilities as General Counsel and Secretary. Mr. Gadda will retain the position of Vice President, Legal. Mr. Gadda’s responsibilities as General Counsel and Secretary will be assumed on that date by our Vice President, Human Resources and Communications, John T. Sahlberg. Mr. Gadda will reduce his work schedule to approximately half time at such date, with his current salary of $300,000 per year to be adjusted proportionately to the actual time worked. Mr. Gadda will continue to participate in the company’s incentive compensation and other compensation and benefit plans and perquisites without change in the applicable terms of those plans and perquisites.

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

Date:  November 4, 2010

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010

Number	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002