Form 10-K
period 2010-12-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2011-03-02
CIK 1317436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

PART I

ITEM 1.             BUSINESS

We are a privately held building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). As used in this Form 10-K, the terms “BC Holdings,” “we,” and “our” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. In February 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets (the Sale), and we became a focused wood products manufacturing and building products distribution business. Boise Cascade, L.L.C., is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products and plywood in North America. For more information related to the Sale, see Note 3, Sale of Our Paper and Packaging & Newsprint Assets, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Corporate Structure

The following sets forth our corporate structure and equity ownership at December 31, 2010 (based on voting power):

Segments

We operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. We present information pertaining to our segments and the geographic areas in which we operate in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The business discussion that follows focuses on the businesses retained after the Sale. We have chosen not to provide the five-year data for the segments sold in connection with the Sale, as these segments are not part of the business we manage today. See Note 15, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for information related to the sold Paper and Packaging & Newsprint segments prior to the Sale in 2008.

Building Materials Distribution

Products

Through our Building Materials Distribution segment, we are a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to retail lumberyards and home centers that then sell the products to the final end users, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects. We believe our broad product line provides our customers with a one-stop resource for their needs and lowers per-unit freight costs. Our nationwide supplier relationships allow us to offer excellent customer service on top brands in the building materials industry. We also have expertise in special-order sourcing and merchandising support.

The following table sets forth segment sales; segment income before interest and taxes; depreciation and amortization; and earnings before interest, taxes, depreciation and amortization (EBITDA) for the periods indicated:

	Year Ended December 31
	2010 (a)	2009	2008	2007	2006
	(millions)
Sales	$1,778.0	$1,609.8	$2,109.4	$2,564.0	$2,950.3

Segment income before interest and taxes	$11.6	$8.0	$19.5	$51.8	$75.3
Depreciation and amortization	7.5	7.6	7.7	7.4	9.2
EBITDA (b)	$19.1	$15.5	$27.2	$59.2	$84.6

(a)                                  In 2010, segment income and EBITDA included $4.1 million of income for cash received from a litigation settlement related to vendor product pricing.

(b)                                 Segment EBITDA is calculated as segment income (loss) before interest (interest expense and interest income), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Item 6. Selected Financial Data” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our  consolidated EBITDA to net income (loss).

Facilities

Our Building Materials Distribution segment operates 32 wholesale building materials distribution facilities located throughout the United States. In 2010, we opened a facility in Pompano Beach, Florida, and relocated our Baltimore location to a larger facility.

Raw Materials and Input Costs

In our Building Materials Distribution segment, the primary cost is for products procured for resale. After considering discounts and rebates, our products procured for resale represent approximately 89% of our segment’s total costs and expenses. Except for EWP, we purchase most of the building materials we distribute from third-party suppliers. Approximately 91% of the EWP, 20% of the commodity panels, and 2% of the lumber purchased by Building Materials Distribution during 2010 were purchased from our Wood Products segment. Our vendor base includes over 1,200 suppliers. We generally do not have long-term supply contracts with our vendors. This flexibility and our national presence allow us to obtain favorable price and term arrangements.

Sales, Marketing, and Distribution

In our Building Materials Distribution segment, we resell the products we purchase from manufacturers to our customers, primarily retail lumberyards and home centers that then sell the products to the final end users, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects. Utilizing centralized information systems, each of our distribution centers implements its own distribution and logistics model tailored to the customers it serves. We utilize internal and external trucking resources to deliver materials on a regularly scheduled basis. We have a large decentralized sales force able to use timely and accurate market information and local product knowledge to support customers and new products.

Business Plan

We intend to continue to expand our building materials distribution network into new geographic markets and to grow in our existing markets by increasing market share and broadening our product line. Sales in our Building Materials Distribution segment are strongly correlated with new residential construction in the United States. Measured on a sales-per-housing-start basis, the business has grown successfully over the last decade by acquiring facilities, adding new products, opening new locations, relocating and expanding existing facilities, and capturing local market share through superior customer service. The pace at which we execute our business plan will be dependent on future market conditions and the competitive environment.

Wood Products

Products

Our Wood Products segment is a leading producer of EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. Our product focus is on gaining EWP market share. EWP historically has had more stable prices and higher margins. We believe we are the second-largest manufacturer of EWP in North America, with estimated share of production of approximately 23%. We are also a leading producer of plywood, which provides strong returns when prices are favorable, as they were in early 2010. EWP accounted for 34% of our sales in this segment in 2010, while plywood made up 42%. We also produce particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in the residential, light commercial construction, and repair-and-remodeling markets. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our Building Materials Distribution segment.

The following table sets forth the annual capacity and production by product for the periods indicated:

	Year Ended December 31
	2010	2009	2008	2007	2006
	(millions)
Capacity (a) (b)
Laminated veneer lumber (LVL) (cubic feet) (c)	27.5	27.5	27.5	27.5	27.5
Plywood and veneer (sq. ft.) (3/8” basis) (d)	1,475	1,430	1,600	1,600	1,600
Lumber (board feet) (e)	180	180	230	250	270
Particleboard (sq. ft.) (3/4” basis)	170	170	170	170	170

Production (b)
Laminated veneer lumber (LVL) (cubic feet) (c)	10.0	7.9	11.2	17.2	18.7
I-joists (equivalent lineal feet) (c)	105	81	109	194	202
Plywood and veneer (sq. ft.) (3/8” basis) (d)	1,183	1,066	1,351	1,467	1,546
Lumber (board feet) (e)	149	141	189	237	244
Particleboard (sq. ft.) (3/4” basis)	79	84	105	150	158

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

(d)                                 Production and capacity applicable to plywood only. Approximately 11%, 10%, 13%, 20%, and 22%, respectively, of the plywood we produced in 2010, 2009, 2008, 2007, and 2006 was utilized internally to produce EWP.

In response to the housing downturn, in March 2009, we closed our plywood manufacturing facility in White City, Oregon, and curtailed our Oakdale, Louisiana, plywood operation. The Oakdale, Louisiana, mill resumed plywood operations in June 2010.

(e)                                  In June 2009, we closed our lumber facility in La Grande, Oregon, and we purchased a lumber manufacturing facility in Pilot Rock, Oregon.

The following table sets forth segment sales, segment income (loss) before interest and taxes, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2010	2009 (a)	2008 (b)	2007	2006
	(millions)
Sales	$687.4	$550.8	$795.9	$1,010.2	$1,155.9

Segment income (loss) before interest and taxes	$(8.1)	$(77.3)	$(55.1)	$23.6	$37.2
Depreciation and amortization	27.1	33.0	27.7	30.0	27.6
EBITDA (c)	$19.0	$(44.3)	$(27.4)	$53.7	$64.9

(a)                                  In 2009, segment loss included $8.9 million of expense related to the June 2009 closure of our lumber manufacturing facility in La Grande, Oregon, of which $3.7 million was included in EBITDA and $5.2 million was accelerated depreciation recorded in “Depreciation and amortization.”

(b)                                 In 2008, segment loss included $11.3 million of expenses related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon, partially offset by a $5.7 million net gain related to the sale of our wholly owned subsidiary in Brazil.

(c)                                  Segment EBITDA is calculated as segment income (loss) before interest (interest expense and interest income), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Item 6. Selected Financial Data” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our consolidated EBITDA to net income (loss).

Facilities

Our Wood Products segment currently operates three EWP facilities and seven plywood and veneer plants, five of which manufacture inputs used in our EWP facilities. We also operate three sawmills and one particleboard plant. The following table lists annual capacities of our Wood Products facilities as of December 31, 2010, and production for the year then ended:

	Number of Mills	Capacity (a)	Production
		(millions)
Engineered wood products (EWP) (b)	3
Laminated veneer lumber (LVL) (cubic feet)		27.5	10.0
I-joists (equivalent lineal feet)			105
Plywood and veneer (sq. ft.) (3/8” basis) (c)	7	1,475	1,183
Lumber (board feet)	3	180	149
Particleboard (sq. ft.) (3/4” basis)	1	170	79

(a)                                  Annual capacity is production assuming normal operating shift configurations. Accordingly, production can exceed capacity under some operating conditions.

(b)                                 A portion of LVL production is used to manufacture I-joists at two EWP plants. Capacity is based on LVL production only.

(c)                                  Production and capacity applicable to plywood only. Approximately 11% of the plywood we produced in 2010 was utilized internally to produce EWP.

Raw Materials and Input Costs

Wood fiber.  The primary raw material in our Wood Products segment is wood fiber. For the year ended December 31, 2010, wood fiber accounted for 37% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. Our plywood and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. We use ponderosa pine, spruce, and white fir logs to manufacture various grades of lumber. Our EWP facilities in Louisiana and Oregon use veneers and parallel-laminated veneer panels produced by our facilities and purchased from third parties, together with OSB purchased from third parties, to manufacture LVL and I-joists. Our manufacturing facilities are located in close proximity to active wood markets. We have long-term market-based contracts for a significant portion of our fiber needs.

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

Sales, Marketing, and Distribution

In our Wood Products segment, sales of plywood, lumber, and particleboard are managed centrally by product. Our EWP sales force is managed centrally through a main office that oversees regional sales teams. Our sales force provides a variety of technical support services for our EWP, including integrated design, engineering, product specification software, distributor inventory management software, and job-pack preparation systems.

The following table lists sales volumes for our Wood Products facilities for the periods indicated:

	Year Ended December 31
	2010 (a)	2009 (a)	2008	2007	2006
	(millions)
Laminated veneer lumber (LVL) (cubic feet)	6.6	5.6	7.6	10.6	12.1
I-joists (equivalent lineal feet)	106	87	117	188	219
Plywood (sq. ft.) (3/8” basis)	1,088	992	1,228	1,223	1,268
Lumber (board feet)	149	146	191	231	277
Particleboard (sq. ft.) (3/4” basis)	82	80	104	151	157

(a)                                  The number of annual housing starts in the U.S. has declined significantly in the last five years (from 1.80 million in 2006 to 0.55 million in 2009 and 0.59 million in 2010) and so has the sales volume for most of our products. The 0.59 million U.S. housing start level experienced in 2010 was only 39% of the annual average level experienced over the prior 50-year period and was the second-worst year on record, only slightly better than 2009.

Business Plan

In our Wood Products segment, our plan is to continue to respond to difficult market conditions by actively managing our production facilities to balance supply with demand. In addition, we plan to further expand our market position in EWP. We believe that EWP will continue to gain market share from dimensional lumber products and that margins for EWP, over time, will be higher and more stable than those for most dimensional lumber products. We are focused on leveraging our manufacturing position, comprehensive customer service offering, design support capabilities, and efficient distribution network to continue to gain market share among home builders, building products retailers, and other distributors.

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

The following table sets forth segment sales, segment loss before interest and taxes, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2010	2009	2008	2007	2006
	(millions)
Sales	$—	$—	$8.6	$58.9	$60.7

Segment loss before interest and taxes	$(16.3)	$(13.1)	$(25.5)	$(23.1)	$(37.1)
Depreciation and amortization	0.3	0.3	0.5	3.8	5.4
EBITDA (a)	$(16.0)	$(12.8)	$(25.0)	$(19.4)	$(31.9)

(a)                                  Segment EBITDA is calculated as segment income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. See “Item 6. Selected Financial Data” of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our consolidated EBITDA to net income (loss).

Customers

Our customer base includes a wide range of customers across multiple market segments and various end markets. For the year ended December 31, 2010, sales to one customer, Home Depot, accounted for $231.4 million, or approximately 10%, of total sales. Sales to Home Depot were recorded in our Building Materials Distribution and Wood Products segments. No other single third-party customer accounted for 10% or more of total sales.

Building Materials Distribution.  In 2010, a majority of our sales in this segment were to pro dealers and retail distributors that sell building materials to professional builders in the residential, light commercial construction, and repair-and-remodeling markets. We also service retail lumberyards, home improvement centers, and other industrial accounts.

Wood Products.  Our Building Materials Distribution segment is our Wood Products segment’s largest customer, representing approximately 33% of Wood Products’ overall sales, including approximately 63% of its EWP sales, in 2010. Our third-party customers in this segment include wholesalers, major retailers, and industrial converters in both domestic and export markets.

Competition

The markets in which we compete are highly competitive. The competitive environment in the U.S. in 2010 was particularly difficult because new residential and light commercial construction activity and repair-and-remodel spending remained substantially below average historical levels. Industry capacity in a number of products, including those we produce and distribute, far exceeds the current level of demand. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in the markets in which we compete. Those factors include price, service, quality, product selection, and convenience of location.

Some of our competitors are larger than we are and have greater financial resources. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can.

Building Materials Distribution.  The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. We compete on the basis of delivered cost, product selection and availability, quality of service, and compatibility with customers’ needs. We compete with other national stocking distributors as well as wholesale brokers and buying cooperatives, some of which have sales greater than ours and/or have more extensive relationships with pro dealers and retail distributors. If one or more of these competitors are able to leverage geographic coverage and/or customer relationships into new markets, our growth strategy in this segment could be negatively affected. In recent years, there has been consolidation among home builders and pro dealers. As the customer base consolidates, this dynamic could impact our ability to maintain margins. Proximity to customers is an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, and our focus on customer service are our primary competitive advantages in this segment.

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

Our major costs of production are wood fiber, labor, chemicals, and energy. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years.

Employees

As of January 31, 2011, we had approximately 4,160 employees. Approximately 33% of these employees work pursuant to collective bargaining agreements. As of January 31, 2011, we had 12 collective bargaining agreements, of which two agreements, representing 125 employees, are up for renewal in 2011. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Identification of Executive Officers

Information with respect to our executive officers is set forth in “Item 10. Directors, Executive Officers, and Corporate Governance” of this Form 10-K.

ITEM 1A.          RISK FACTORS

This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including the description of our business in “Item 1. Business” and the “Executive Overview” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. We do not assume an obligation to update any forward-looking statement.

Many of the products we manufacture or purchase and resell are commodities whose price is determined by the market’s supply and demand for such products, and the markets in which we operate are cyclical and competitive. The depressed state of the housing, construction, and home improvement markets could continue to adversely affect demand and pricing for our products.  Many of the building products we produce or distribute, including oriented strand board, plywood, lumber, and particleboard, are commodities that are widely available from other producers or distributors with prices and volumes determined frequently in an auction market based on participants’ perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure, particularly raw materials, labor, and energy prices, which represent the largest components of our operating costs. Commodity price volatility also affects our distribution business, with falling price environments generally causing reduced revenues and margins, resulting in substantial declines in profitability and possible net losses.

Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States and, to a lesser extent, light commercial construction and residential repair-and-remodeling activity. New residential construction activity remained substantially below average historical levels in 2010, and so was demand for the products we manufacture and distribute.  There is significant uncertainty regarding the timing and extent of any recovery in such construction activity and resulting product demand levels as we move into 2011. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors.

Wood products industry supply is influenced primarily by price-induced changes in the operating rates of existing facilities but is also influenced over time by the introduction of new product technologies, capacity additions and closures, and log availability. The balance of wood products supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada.

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

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our financial results.  Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including but not limited to:

•                        Equipment failure, particularly a press at one of our major EWP production facilities;

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

Our manufacturing businesses may have difficulty obtaining logs and fiber at favorable prices or at all.  Wood fiber is our principal raw material, which accounted for approximately 37% of the aggregate amount of materials, labor, and other operating expenses, including from related parties, for our Wood Products segment in 2010. Wood fiber is a commodity, and prices have been cyclical historically in response to changes in domestic and foreign demand and supply. Availability of residual wood fiber for our particleboard operation has been negatively affected by significant mill closures and curtailments that have occurred among solid-wood product producers. Future development of wood cellulose biofuel or other new sources of wood fiber demand could interfere with our ability to source wood fiber or significantly raise our costs.

Future domestic or foreign legislation and litigation concerning the use of timberlands, timber harvest methodologies, forest road construction and maintenance, the protection of endangered species, forest-based carbon sequestration, the promotion of forest health, and the response to and prevention of catastrophic wildfires can also affect log and fiber supply from government and private lands. Availability of harvested logs and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices.

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

As an owner and operator of real estate, we may be liable under environmental laws for cleanup and other damages, including tort liability, resulting from releases of hazardous substances on or from our properties. We may have liability under these laws whether or not we knew of, or were responsible for, the presence of these substances on our property, and our liability may not be limited to the value of the property. For additional information on how environmental regulation and compliance affects our business, see “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Significant changes in discount rates, actual investment return on pension assets and other factors could affect our earnings, equity, and pension contributions in future periods.  Our earnings may be positively or negatively affected by the amount of income or expense we record for our pension plans. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Other Comprehensive Income (Loss). A decline in the market value of the pension assets will increase our funding requirements. Our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit costs and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements of the obligations related to the pension plans. For more discussion regarding how our financial statements can be affected by pension plan estimates, see “Pensions” included in “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Labor disruptions or increased labor costs could adversely affect our business.  We could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise, any of which could prevent us from meeting customer demand or increase costs, thereby reducing our sales and profitability. As of January 31, 2011, we had approximately 4,160 employees. Approximately 33% of these employees work pursuant to collective bargaining agreements.

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

The terms of the Revolving Credit Facility and the indenture governing our senior subordinated notes (Indenture) restrict our ability to operate our business and to pursue our business strategies.  Our five-year $170 million senior secured asset-based revolving credit facility (Revolving Credit Facility) and the Indenture contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose customary operating and financial restrictions on us. The Revolving Credit Facility and the Indenture limit our ability, among other things, to make material acquisitions, enter into new lines of business, and incur additional indebtedness.

We may be unable to attract and retain key management and other key employees.  Our employees, particularly our key management, are vital to our success and difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, adversely affecting our business.

As a result of the sale of our Paper and Packaging & Newsprint assets (the Sale), we now rely on Boise Inc. for many of our administrative services.  In conjunction with the Sale in 2008, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. Most of the Boise Inc. staff that provide these services are providing the same services they provided when they were our employees. Nevertheless, we cannot be assured that these employees will remain with Boise Inc. or that there will not be a disruption in the continuity or level of service provided. If Boise Inc. is unwilling or unable to provide services at the same quality levels as those services have been provided in the past, our business and compliance activities and results of operations could be substantially and negatively affected.

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

The following is a list of our facilities by segment as of February 28, 2011. We lease office space for our corporate headquarters in Boise, Idaho.

Building Materials Distribution

The following table summarizes our 32 Building Materials Distribution facilities:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned	33,000
Lathrop, California	Leased	164,000
Riverside, California	Leased	162,000
Denver, Colorado	Owned/Leased	203,000
Grand Junction, Colorado	Owned/Leased	97,000
Milton, Florida	Leased	80,000
Orlando, Florida	Owned	144,000
Pompano Beach, Florida	Leased	78,000
Auburn, Georgia	Leased	155,000
Boise, Idaho	Owned/Leased	108,000
Idaho Falls, Idaho	Owned/Leased	69,000
Rochelle, Illinois	Leased	76,000
Biddeford/Saco, Maine	Leased	55,000
Baltimore, Maryland	Leased	214,000
Westfield, Massachusetts	Leased	134,000
Wayne, Michigan	Leased	58,000
Lakeville, Minnesota	Leased	120,000
Billings, Montana	Owned	81,000
Portsmouth, New Hampshire	Owned/Leased	39,000
Delanco, New Jersey	Owned/Leased	45,000
Albuquerque, New Mexico	Owned	68,000
Greensboro, North Carolina	Owned	88,000
Marion, Ohio	Leased	80,000
Tulsa, Oklahoma	Owned	129,000
Memphis, Tennessee	Owned	78,000
Dallas, Texas	Owned	138,000
Sugarland, Texas	Leased	150,000
Salt Lake City, Utah	Owned	126,000
Spokane, Washington	Owned/Leased	58,000
Vancouver, Washington	Leased	86,000
Woodinville, Washington	Owned/Leased	110,000
Yakima, Washington	Owned/Leased	44,000

Wood Products

We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities:

Facility Type	Number of Facilities	Locations
LVL/I-joist plants	3	Louisiana, Oregon, and Canada
Plywood and veneer plants	7	Louisiana (2), Oregon (4), and Washington
Sawmills	3	Oregon (2) and Washington
Particleboard plant	1	Oregon
Wood beam plant	1	Idaho

ITEM 3.             LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.             (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a limited liability company, and the equity in our company is neither listed nor publicly traded in any market. The equity units issued and outstanding on February 28, 2011, were as follows:

Series A Common Units	66,000,000
Series B Common Units	535,323,527
Series C Common Units	26,404,747

As of February 28, 2011, OfficeMax owned all of the Series A equity units. Forest Products Holdings, L.L.C. (FPH) and OfficeMax owned 426,323,527 and 109,000,000 Series B equity units, respectively. FPH holds all 26,404,747 Series C equity units.

The Series A equity units accrue dividends daily at a rate of 8% per annum, compounded semiannually, on the holder’s capital contributions and accumulated dividends (net of any distributions previously received by such holder). Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2010 and 2009, $33.1 million and $25.9 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Neither the Series B nor Series C equity units accrue dividends, but they do participate in distributions (liquidating and otherwise).

In 2004, most of our key managers purchased FPH Series B common units and were issued a grant of FPH Series C common units. In addition, from time to time, additional grants of Series C common units have been made to selected employees and directors. Each issue or award of equity by FPH to our employees or directors is matched by a parallel issuance of the same amount of our equity on the same terms to FPH. The equity held by our employees and directors pursuant to such transactions is treated as ownership of a beneficial interest in a like number of units of our common units. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K and Note 13, Long-Term Incentive Compensation Plans, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Under the terms of our operating agreements, neither we nor FPH have authority to issue such equity absent specific ad hoc authorization by our respective boards of directors.

ITEM 6.             SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended December 31
	2010 (a)	2009 (b)	2008 (c)	2007 (d)	2006 (e)
	(millions)
Statement of income (loss) data
Net sales	$2,241	$1,973	$2,977	$5,413	$5,780

Net income (loss)	$(6)	$(19)	$(288)	$128	$72

Earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) (f)	$49	$44	$(218)	$349	$339

Balance sheet data (at end of year)
Assets
Current assets	$637	$623	$644	$2,381	$1,083
Property and equipment, net	284	279	301	337	1,503
Investment in equity affiliate	—	63	21	—	—
Deferred financing costs	4	6	8	23	31
Other	27	30	26	33	88
	$952	$1,001	$1,000	$2,774	$2,705

Liabilities and capital
Current liabilities	$178	$140	$145	$605	$504
Long-term debt, less current portion	220	303	315	1,113	1,214
Other	136	128	184	64	148
Redeemable equity units	9	8	6	27	24
Capital	409	422	350	965	815
	$952	$1,001	$1,000	$2,774	$2,705

(a)   The following were included in 2010 net loss:

•                  $25.3 million gain on the sale of 18.3 million shares of Boise Inc. stock; and

•                  $4.6 million of income for cash received from a litigation settlement related to vendor product pricing.

(b)         The following were included in 2009 net loss:

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

(c)   The following were included in 2008 net loss:

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

(d)   The following were included in 2007 net income:

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

(e)          Net income in 2006 included a $3.7 million gain for changes in our retiree healthcare programs.

(f)    The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31
	2010	2009	2008	2007	2006
	(millions)
Net income (loss)	$(6)	$(19)	$(288)	$128	$72
Change in fair value of interest rate swaps	—	—	6	(4)	—
Interest expense	21	23	34	97	112
Interest income	(1)	(1)	(8)	(4)	(4)
Income tax provision	—	1	—	8	4
Depreciation, amortization, and depletion	35	41	36	124	155
EBITDA	$49	$44	$(218)	$349	$339

EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation, amortization, and depletion. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation, amortization, and depletion, which represent unavoidable operating costs. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

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

Background

Boise Cascade Holdings, L.L.C., is a privately held building products company headquartered in Boise, Idaho. As used in this Form 10-K, the terms “BC Holdings,” “we,” and “our” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Boise Cascade, L.L.C., our wholly owned direct subsidiary, is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products and plywood in North America.

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

Executive Overview

2010 was marked by the worst home sales in more than a decade, high unemployment, record foreclosure levels, and tightened mortgage credit requirements. Confidence among consumers, producers, and lenders remained low. This translated into continued weak demand for the building products we manufacture and distribute.

Demand for our products correlates with the level of residential construction activity in North America, which has historically been cyclical. As of February 2011, the Blue Chip Economic Indicators consensus forecast for 2011 single- and multifamily housing starts in the U.S. was approximately 0.67 million units, which is significantly below historical trends of approximately 1.5 million units per year over the ten years prior to 2010. While housing starts remain low by historical standards, we did see an improvement from 0.55 million units in 2009 to 0.59 million in 2010. In 2011, we expect the demand for new residential construction to continue to be constrained until there is a significant reduction in the number of vacant homes, homes held by lenders, and homes facing future foreclosure. Employment growth is necessary to increase household formation rates, which in turn will help reduce excess housing inventory and stimulate new construction.

Despite the weak demand for the building products we manufacture and distribute, our 2010 loss from operations improved approximately $70 million from 2009. The improved results were primarily due to higher product prices, but we also benefited from lower per-unit manufacturing costs and productivity improvements in our Wood Products segment. As discussed further in “Our Operating Results” below, panel and lumber prices rose sharply from the start of the year through April 2010 and began to retreat in early May. We believe the dramatic rise and subsequent drop in prices was the result of a supply-driven-run-up that stemmed from constrained dealer inventory levels, curtailments, disrupted imports, and the end of the government’s tax incentive for first-time home buyers in April 2010. We ended 2010 with $264.6 million of cash and cash equivalents and $219.6 million of long-term debt. As a result, we are in a good liquidity position to fund working capital needs and capital expenditures and to take advantage of market opportunities in 2011.

Along with many forecasters, we believe U.S. housing demand will improve in the long term based on long-term demographic trends such as immigration and new household formations. But the housing recovery will likely be protracted and vary by local market. Any improvement in our product sales volumes and pricing will be dependent upon the interplay of industry production levels, imports, and product demand, which will in turn depend on improvements in housing starts. We continue to manage our production levels to our sales demand and prudently manage our working capital and capital spending in this environment. The weakness in demand will likely cause us to continue to operate our facilities below their capacity and adversely affect our operating results in 2011.

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

•                  Availability and affordability of raw materials, including wood fiber, chemicals, and energy;

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

•                  Attraction and retention of key management and other key employees;

•                  Boise Inc.’s performance under the Outsourcing Services Agreement; and

•                  The other factors described in “Part I, Item 1A. Risk Factors” in this Form 10-K.

Our Operating Results

The following tables set forth the results of operations in dollars and as a percentage of sales for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31
	2010	2009	2008 (b)
		(millions)
Sales
Trade	$2,215.3	$1,935.4	$2,831.3
Related parties (a)	25.3	37.9	146.2
	2,240.6	1,973.3	2,977.5

Costs and expenses
Materials, labor, and other operating expenses	1,947.4	1,757.1	2,620.1
Materials, labor, and other operating expenses from related parties (a)	33.6	29.9	70.0
Depreciation and amortization	34.9	40.9	36.3
Selling and distribution expenses	202.5	190.5	231.6
General and administrative expenses	38.4	27.4	36.6
General and administrative expenses from related party (a)	1.6	10.2	8.1
Gain on sale of Paper and Packaging & Newsprint assets	—	—	(2.9)
Other (income) expense, net	(4.6)	0.8	10.6
	2,253.8	2,056.8	3,010.4

Loss from operations	$(13.2)	$(83.5)	$(32.9)

	(percentage of sales)
Sales
Trade	98.9%	98.1%	95.1%
Related parties (a)	1.1	1.9	4.9
	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses	86.9%	89.0%	88.0%
Materials, labor, and other operating expenses from related parties (a)	1.5	1.5	2.3
Depreciation and amortization	1.6	2.1	1.2
Selling and distribution expenses	9.0	9.7	7.8
General and administrative expenses	1.7	1.4	1.2
General and administrative expenses from related party (a)	0.1	0.5	0.3
Gain on sale of Paper and Packaging & Newsprint assets	—	—	(0.1)
Other (income) expense, net	(0.2)	—	0.4
	100.6%	104.2%	101.1%

Loss from operations	(0.6)%	(4.2)%	(1.1)%

(a)                                  As of the March 2010 sale of our remaining investment in Boise Inc., Boise Inc. was no longer a related party. As a result, beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C., represent the only related-party activity recorded in the financial statements. For more information, see Note 5, Transactions With Related Parties, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(b)                                 Includes the results of the Paper and Packaging & Newsprint assets for the period of January 1, 2008, through February 21, 2008.

Sales Volumes and Prices

Set forth below are our segment sales volumes and average net selling prices for the principal products in our Building Materials Distribution and Wood Products segments for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31
	2010	2009	2008
	(millions)
Segment Sales
Building Materials Distribution	$1,778.0	$1,609.8	$2,109.4
Wood Products	687.4	550.8	795.9

	(percentage of Building Materials Distribution sales)
Product Line Sales
Commodity	49.5%	46.3%	46.2%
Engineered wood	11.3%	11.0%	11.9%
General line	39.2%	42.7%	41.9%

	(millions)
Sales Volumes
Wood Products
Laminated veneer lumber (LVL) (cubic feet)	6.6	5.6	7.6
I-joists (equivalent lineal feet)	106	87	117
Plywood (sq. ft.) (3/8” basis)	1,088	992	1,228
Lumber (board feet)	149	146	191
Particleboard (sq. ft.) (3/4” basis)	82	80	104

	(dollars per unit)
Average Net Selling Prices
Wood Products
Laminated veneer lumber (LVL) (cubic foot)	$15.53	$14.92	$15.73
I-joists (1,000 equivalent lineal feet)	937	895	942
Plywood (1,000 sq. ft.) (3/8” basis)	248	213	248
Lumber (1,000 board feet)	424	349	369
Particleboard (1,000 sq. ft.) (3/4” basis)	308	333	357

Operating Results

2010 Compared With 2009

Sales

Total sales increased $267.3 million, or 14%, to $2,240.6 million in 2010 from $1,973.3 million in 2009. The increase was due primarily to higher prices for many of the commodity products we manufacture and distribute. The Random Lengths composite lumber and panel prices were approximately 27% and 25% higher, on average, during 2010, compared with 2009. Government interventions, like the tax credit for first-time homebuyers, did help buoy the new residential construction market in the first half of 2010, but once the tax credit expired, demand weakened. Lumber and panel prices rose sharply from the start of the year through April 2010 and began to retreat in early May. The Random Lengths composite lumber and panel prices dropped from $367 and $474 at their peak in April 2010 to $247 and $328, respectively, by late June. We believe the dramatic drop was the result of stagnating demand and increased industry production in response to a run-up in prices in the first four months of the year, which resulted from constrained dealer inventory levels, curtailments, and disrupted imports. Prices were less volatile in the last half of the year.

Building Materials Distribution.  Sales increased $168.2 million, or 10%, to $1,778.0 million in 2010 from $1,609.8 million in 2009. The increase was driven primarily by an 11% increase in product sales prices.  Compared with 2009, the volume of product sold was flat. Our financial results continue to be negatively affected by reduced demand for our products.

Wood Products.  Sales increased $136.6 million, or 25%, to $687.4 million in 2010 from $550.8 million in 2009. The increase in sales was attributable to higher sales volumes and prices for all of our major product lines. The increase in sales volumes was due primarily to the capture of further sales opportunities with existing customers of plywood and engineered wood products (EWP) and the modest 6% increase in housing starts. Compared with 2009, plywood sales prices and volumes increased 16%

and 10%, respectively, and lumber sales prices and volumes increased 21% and 2%. Our EWP includes laminated veneer lumber (LVL) and I-joists. In 2010, LVL and I-joist sales volumes increased 16% and 21% due to the capture of further sales opportunities with existing customers, the modest increase in housing starts, and further EWP market penetration as more builders transitioned to the use of EWP. Compared with 2009, LVL and I-joist prices increased 4% and 5% due to two price increases implemented in 2010.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, increased $194.0 million, or 11%, to $1,981.0 million in 2010, compared with $1,787.0 million in 2009. The increase was driven primarily by higher purchased materials costs in our Building Materials Distribution segment of $164.5 million. Gross margins decreased 0.5% in our Building Materials Distribution segment, primarily due to volatility in the commodity product markets during the year. Conversely, in 2009, commodity product prices trended higher, which positively affected gross margins. In our Wood Products segment, wood costs increased $27.6 million. Compared with 2009, chemical and energy costs increased $8.2 million. The increase in materials, labor, and other operating expenses, including from related parties, was also attributable to an increase in sales volume in all of our major product lines in our Wood Products segment. While total materials, labor, and other operating expenses, including from related parties, increased in 2010, the total costs decreased as a percent of sales, as these costs did not increase at the same pace as sales.

Depreciation and amortization expenses decreased $6.0 million, or 15%, to $34.9 million in 2010, compared with $40.9 million in 2009. In 2009, we recognized $5.2 million of incremental expense as a result of accelerating depreciation on the assets at our La Grande, Oregon, lumber manufacturing facility following our decision to close the operations.

Selling and distribution expenses increased $12.0 million, or 6%, to $202.5 million in 2010, compared with $190.5 million in 2009. The increase was due to increased occupancy-related expenses at the building materials distribution facilities we added or expanded in the last year, increased transportation costs, and increased compensation and benefit costs. While total selling and distribution expenses increased in 2010, the costs decreased as a percent of sales, because these costs did not increase at the same pace as sales.

General and administrative expenses, including from related party, increased $2.4 million, or 7%, to $40.0 million in 2010, compared with $37.6 million in 2009. The increase was principally the result of higher compensation and benefit costs.

Outsourcing Services Agreement.  Included in the 2010 and 2009 costs and expenses above, are $14.4 million and $14.9 million of expenses related to the Outsourcing Services Agreement we have with Boise Inc. In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement was for three years with expiration scheduled on February 22, 2011. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. Because neither party gave notice of termination to the other party in February 2011, the term of the agreement has been extended to February 22, 2013. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice. If, at some time in the future, Boise Inc. is unwilling or unable to provide services at the same quality levels as those services have been provided in the past, our business and compliance activities and results of operations could be negatively affected.

In 2010, other (income) expense included $4.6 million of income associated with receiving proceeds from a litigation settlement related to vendor product pricing. In 2009, other (income) expense included $3.2 million of expense related to facility closures and a net $0.7 million noncash curtailment gain related to amending our defined benefit pension plan for salaried employees and nonqualified salaried pension plans so that no future benefits would accrue in the plans after December 31, 2009.

Income (Loss) From Operations

Our loss from operations decreased $70.3 million, or 84%, from $83.5 million in 2009 to $13.2 million in 2010. The improved financial results were driven primarily by higher product prices. Also contributing to the improved results in 2010 were favorable per-unit conversion costs in our Wood Products segment.

Building Materials Distribution.  Segment income increased $3.6 million, or 46%, from $8.0 million in 2009 to $11.6 million in 2010. Excluding the $4.1 million of income recorded from a litigation settlement related to vendor product pricing, segment income decreased $0.5 million. The decrease in income was driven by increased occupancy-related expenses at the building materials distribution facilities we added or expanded in the last year and higher compensation and benefit costs, offset by higher gross margin dollars from increased sales.

Wood Products. Segment loss decreased $69.2 million, or 90%, from $77.3 million in 2009 to $8.1 million in 2010. In 2010, we recorded $0.5 million of income from a litigation settlement related to vendor product pricing. The improved financial results in 2010 were driven primarily by favorable product prices, primarily plywood prices, which increased 16%. Compared with 2009, favorable per-unit conversion costs also contributed to improved financial results. The Wood Products segment loss for 2009 included $8.9 million of expenses related to closing our lumber manufacturing facility in La Grande, Oregon.

Other

Investment in equity affiliate.  In connection with the Sale, we received 37.9 million shares, or 49%, of Boise Inc.’s common stock. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. We accounted for our investment under the equity method of accounting. In 2009, we sold approximately half of our investment in Boise Inc., decreasing our ownership position to 18.3 million shares, or 23.5%, at December 31, 2009. In first quarter 2010, we sold all of our remaining shares of Boise Inc. and, as a result, discontinued the equity method of accounting.

In 2010 and 2009, we recorded $27.2 million and $79.4 million of income, net, related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), as follows:

	Year Ended December 31
	2010	2009
	(millions)
Equity in net income of Boise Inc. (a)	$0.1	$59.4
Amortization of basis differential (b)	1.8	21.4
Loss on shares issued for settlement of contingent value rights liability	—	(1.0)
Equity in net income of affiliate	1.9	79.7
Gain on sale of shares of equity affiliate (c)	25.3	42.8
Impairment of investment in equity affiliate (d)	—	(43.0)
Total	$27.2	$79.4

(a)                                  In 2009, “Equity in net income of Boise Inc.” included approximately $50 million of income, net of expenses and taxes, for refundable tax credits arising from Boise Inc.’s use of alternative fuels, partially offset by approximately $15 million of expenses, net of tax benefits, related to Boise Inc.’s extinguishment of debt in 2009. The provision in the U.S. Internal Revenue Code allowing for the alternative fuel tax credits expired December 31, 2009. The year ended December 31, 2010, included only two months of equity in net income of Boise Inc. because of the sale of our remaining investment in Boise Inc. in early March 2010.

(b)                                 At December 31, 2009, the carrying value of our investment in Boise Inc. was approximately $103.9 million less than our share of Boise Inc.’s underlying equity in net assets. The difference was due to write-downs of our investment in Boise Inc. We were amortizing the difference to income on a straight-line basis over the weighted average useful life of Boise Inc.’s assets. The amortization of the basis differential resulted in our recognizing $1.8 million and $21.4 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statements of Income (Loss) for the years ended December 31, 2010 and 2009.

(c)                                  In 2010 and 2009, we sold 18.3 million and 18.8 million Boise Inc. shares for net proceeds of $86.1 million and $83.2 million, and we recorded a $25.3 million and $42.8 million gain on the sale of the shares in our Consolidated Statements of Income (Loss). In connection with the sales, we reduced our investment in

Boise Inc. and our accumulated other comprehensive income related to our investment in Boise Inc. to zero. Under the terms of the indenture governing our 7.125% senior subordinated notes due 2014 (Indenture), we are required to use the net proceeds from the sale of the Boise Inc. shares within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. See “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(d)                                On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. We made the other-than-temporary-impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, in 2009, we recorded a $43.0 million charge in “Impairment of investment in equity affiliate” in our Consolidated Statement of Income (Loss).

Gain on repurchase of long-term debt.  During 2010 and 2009, we repurchased $8.6 million and $11.9 million senior subordinated notes.  In 2009, we recorded a $6.0 million gain related to the repurchase.

Interest expense.  In 2010, interest expense was $21.0 million, compared with $22.5 million in 2009. The decrease was driven primarily by a lower amount of borrowings outstanding during 2010. For more information, see “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income tax (provision) benefit.  Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the year ended December 31, 2010, income tax expense was $0.3 million, compared with $0.7 million in 2009.

2009 Compared With 2008

Sales

Total sales decreased $1.0 billion, or 34%, to $2.0 billion in 2009 from $3.0 billion in 2008. The decrease was due primarily to decreased sales in our Building Materials Distribution and Wood Products segments due to weaker product demand and prices, as U.S. new residential housing demand continued to decline from the low levels experienced in 2008. Our sales are driven principally by U.S. housing starts, which decreased 39% to 0.55 million units, compared with 0.91 million units in 2008. Relative to 2008, the decrease also resulted from the sale of our Paper and Packaging & Newsprint assets in first quarter 2008. For the period of January 1 through February 21, 2008, the sold businesses had sales of $359.9 million.

Building Materials Distribution.  Sales decreased $499.6 million, or 24%, to $1,609.8 million in 2009 from $2,109.4 million in 2008. The decrease was driven primarily by a 19% decrease in product volumes sold and a 6% decrease in product sales prices due to extraordinarily low new residential construction in 2009. Despite the weak demand environment, our product volume declines compare favorably to the overall decline in residential construction, as we were able to capture market share through the introduction of new product lines, product line expansions, and facility expansions.

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

Depreciation and amortization expenses increased $4.6 million, or 13%, to $40.9 million in 2009, compared with $36.3 million in 2008. The increase in expense relates to our recognizing $5.2 million of incremental expense as a result of accelerating depreciation on the assets at our La Grande, Oregon, lumber manufacturing facility following our decision to close the operations.

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

Costs and Expenses From Related Parties

Materials, labor, and other operating expenses from related parties decreased $40.1 million, or 57%, to $29.9 million in 2009, compared with $70.0 million in 2008. Compared with 2008, the decrease primarily reflects reduced fiber procurement purchases from Louisiana Timber Procurement Company, L.L.C. (LTP), an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. During the years ended December 31, 2009 and 2008, we purchased $25.5 million and $64.9 million of fiber from LTP at prices designed to approximate market. The decrease in purchases related primarily to decreased demand for logs used in our southern region plywood mills that were curtailed during some of the year.

During the years ended December 31, 2009 and 2008, we recognized $14.9 million and $12.1 million of expenses related to the Outsourcing Services Agreement in our Consolidated Statements of Income (Loss). The increase in expenses incurred under the Outsourcing Services Agreement relates primarily to our purchasing twelve months of services in 2009, compared with ten months in 2008. In 2008, we purchased the services following the Sale in February 2008.

	Year Ended December 31
	2009	2008
	(millions)
Materials, labor, and other operating expenses from related parties	$2.1	$1.7
Selling and distribution expenses	2.7	2.3
General and administrative expenses from related party	10.1	8.1
	$14.9	$12.1

Other (income) expense

Other (income) expense includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

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

(b)                                 In March 2009, we amended our defined benefit pension plan for salaried employees and nonqualified salaried plans so that no future benefits accrue in the plans after December 31, 2009. We recognized a net $0.7 million noncash curtailment gain, related primarily to our nonqualified salaried pension plans. For more information, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Wood Products. Segment loss increased $22.2 million, or 40%, from $55.1 million in 2008 to $77.3 million in 2009. The increase was driven primarily by price declines for plywood, compared with the same period a year ago. These declines were partially offset by favorable input costs, primarily wood costs; productivity improvements; and curtailments at facilities previously generating cash losses. We took rolling curtailments at all of our Wood Products operations and closed some facilities to maintain appropriate inventory levels, while trying to minimize the negative impact these curtailments and/or closures have on our operating results. In 2009, the Wood Products segment recorded $8.9 million of expenses related to closing our lumber manufacturing facility in La Grande, Oregon, compared with $11.3 million of expenses in 2008 related to closing operations in St. Helens and White City, Oregon. In addition, 2008 included a $5.7 million net gain related to the sale of our wholly owned subsidiary in Brazil.

Other

Investment in equity affiliate.  In 2009 and 2008, we recorded $79.4 million of income, net, and $219.4 million of net expense related to our investment in Boise Inc. in our Consolidated Statements of Loss, as follows:

	Year Ended December 31
	2009	2008
	(millions)
Equity in net income (loss) of Boise Inc. (a)	$59.4	$(22.8)
Amortization of basis differential (b)	21.4	5.3
Adjustment for impairment recognized by Boise Inc.	—	6.2
Loss on shares issued for settlement of contingent value rights liability	(1.0)	—
Equity in net income (loss) of affiliate	79.7	(11.3)
Gain on sale of shares of equity affiliate (c)	42.8	—
Impairment of investment in equity affiliate (d)	(43.0)	(208.1)
Total	$79.4	$(219.4)

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

(b)                                 At December 31, 2009, the carrying value of our investment in Boise Inc. was approximately $103.9 million less than our share of Boise Inc.’s underlying equity in net assets. The difference is due to write-downs of our investment in Boise Inc. We amortized the difference to income on a straight-line basis over the weighted average useful life of Boise Inc.’s assets. The amortization of the basis differential resulted in our recognizing $21.4 million and $5.3 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statements of Income (Loss) for the years ended December 31, 2009 and 2008.

(c)                                  In 2009, we sold 18.8 million Boise Inc. shares for net proceeds of $83.2 million, and we recorded a $42.8 million gain on the sale of the shares in our Consolidated Statement of Income (Loss). In connection with the sale, we decreased our investment in Boise Inc. $41.1 million, and we reduced by $0.7 million our accumulated other comprehensive loss related to our investment in Boise Inc.

(d)                                 On March 31, 2009, and September 30, 2008, we compared the fair value of the Boise Inc. stock price ($0.61 and $1.56 per share) with the carrying value of our investment ($1.77 and $7.06 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. We made the other-than-temporary-impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. As of September 30, 2008, Boise Inc.’s stock had traded below our carrying value for over six months, and as of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, we recorded a $43.0 million impairment charge for the year ended December 31, 2009, and a $208.1 million impairment charge for the year ended December 31, 2008, in “Impairment of investment in equity affiliate” in our Consolidated Statements of Income (Loss).

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

Interest expense.  In 2009, interest expense was $22.5 million, compared with $34.3 million in 2008. The decrease in interest expense is attributable primarily to the reduction of long-term debt in February 2008 after the Sale. For more information, see “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income.  In 2009, interest income was $0.9 million, compared with $7.7 million in 2008. The decrease in interest income is attributable primarily to the decrease in interest rates in 2009. Also, in 2008, interest income included $2.8 million of noncash income related to the note receivable from Boise Inc., which we sold in June 2008. For more information related to the note receivable from Boise Inc., see Note 5, Transactions With Related Parties, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Liquidity and Capital Resources

Despite the difficult economic environment in which we currently operate, we ended the year with $264.6 million of cash and $219.6 million of long-term debt. At December 31, 2010, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $371.2 million.

At December 31, 2010, our cash was invested in high-quality, short-term investments, which we record in “Cash and cash equivalents.” The credit quality of our portfolio of short-term investments remains strong, with the majority of our cash and cash equivalents invested in money market funds that are broadly diversified and invest in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments.

Although the current weakness in housing demand creates uncertainty around the amount of cash flow we will generate, we believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, and working capital in 2011.

Sources and Uses of Cash

We generate cash from sales of our products and from short-term and long-term borrowings, as well as from cash proceeds from the sale of nonstrategic assets. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including wood fiber, inventory purchased for resale, labor, energy, and chemicals. In addition to paying for ongoing operating costs, we use cash to invest in our business, repay debt, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash for operating activities, investing activities, and financing activities.

Operating Activities

We operate in a cyclical industry, and our operating cash flows vary accordingly. Our principal operating cash expenditures are for purchased inventories in our Building Materials Distribution segment and expenditures related to the manufacture of building products, including wood fiber, labor, chemicals, and energy, in our Wood Products segment. Operating activities provided (used) cash in 2010, 2009, and 2008 as follows:

2010 Compared With 2009

In 2010, our operating activities provided $10.3 million, compared with $35.2 million of cash used by operating activities in 2009. Compared with 2009, the $45.5 million increase in cash provided by operations in 2010 relates primarily to the following:

•                  A $69.2 million decrease in losses in our Wood Products segment and a $3.6 million increase in income in our Building Materials Distribution segment.  As discussed under “Operating Results” above, the improved results for 2010 were the result of higher product prices, favorable per-unit conversion costs in our Wood Products segment, and $4.1 million of income recorded from a litigation settlement in our Building Materials Distribution segment.

•                  Fewer cash contributions to our pension plans.  During 2010, we used $3.9 million of cash to make pension contributions, compared with $28.4 million during 2009.

•                    The increase in cash provided by the items discussed above was partially offset by $2.6 million of cash used by an increase in working capital during 2010, compared with $40.7 million of cash generated by the reduction of working capital during 2009.  Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The slight increase in working capital during 2010 was primarily attributable to an increase in inventory and higher receivables, partially offset by higher accounts payable and accrued liabilities. Inventory and accounts payable increased in our Building Materials Distribution segment due to new and expanded locations and increased purchases made in December 2010 to benefit from pricing discounts and extended payment terms offered by vendors. The higher receivables primarily reflect increased sales of approximately 14%, comparing sales for the month of December 2010 with sales for the month of December 2009.

2009 Compared With 2008

In 2009 and 2008, our operating activities used $35.2 million and $24.4 million of cash, respectively. Compared with 2008, the increase in cash used by operations in 2009 relates primarily to the following:

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

•                  The increase in cash used for the items discussed above was partially offset by $40.7 million of cash generated by the reduction of working capital during 2009, compared with $4.6 million of cash used in 2008 for increases in working capital.  The decrease in working capital during 2009 was primarily attributable to a decrease in inventory in our Building Materials Distribution and Wood Products segments, which reflects our effort to manage inventories to the current weakened demand environment in the housing market, and higher accounts payable and accrued liabilities in our Building Materials Distribution segment. These positive working capital changes were partially offset by higher receivables in our Building Materials Distribution and Wood Products segments, which primarily reflect increased sales of approximately 6%, comparing sales for the month of December 2009 with sales for the month of December 2008, and a modest increase in days sales outstanding, compared with 2008.

Investing Activities

In 2010, 2009, and 2008, cash from investing activities provided $50.7 million, $62.9 million, and $1,271.4 million, respectively.

2010

During 2010, we received $86.1 million of net proceeds from the sale of 18.3 million Boise Inc. shares and $1.3 million of net proceeds from the sale of property and equipment. We used approximately $35.8 million of cash for purchases of property and equipment, which included expenditures for a new veneer dryer (dryer eight) at our facility in Medford, Oregon, as well as costs related to other replacement projects and ongoing environmental compliance. We expect the Medford veneer dryer to reduce our costs through higher productivity and reduced seasonal purchases of dry veneer.

Details of 2010 capital investment by segment are included in the table below:

	Year Ended December 31, 2010
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other	Total
	(millions)
Building Materials Distribution	$0.9	$—	$12.0	$12.9
Wood Products	0.4	12.3	10.2	22.9
Corporate and Other	—	—	—	—
	$1.3	$12.3	$22.2	$35.8

(a)                                  Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

We expect capital investments in 2011 to total approximately $35 million to $40 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic condition, and timing of equipment purchases. Our capital spending in 2011 will be for expansion, business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. During 2010, we spent approximately $1.7 million on environmental compliance. We expect to spend a similar amount in 2011 for this purpose.

2009

During 2009, we received $83.2 million of net proceeds from the sale of 18.8 million Boise Inc. shares. We used approximately $16.8 million of cash for purchases of property and equipment, which included expenditures for a new dryer (dryer seven) at our facility in Medford, Oregon, as well as costs related to other replacement projects and ongoing environmental compliance. In addition, we spent $4.6 million for the acquisition of businesses and facilities. We purchased a sawmill in Pilot Rock, Oregon, and a truss assembly operation and EWP sales office in Saco and Biddeford, Maine, respectively.

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

Financing Activities

In 2010, we used $83.5 million in cash for financing activities, compared with $16.4 million in 2009 and $1,028.8 million in 2008.

2010

During 2010 we repurchased $8.6 million of senior subordinated notes for $8.5 million, plus accrued interest. On April 1, 2010, we borrowed $45.0 million under our asset-based revolving credit facility (Revolving Credit Facility), bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million, and we permanently reduced the lending commitments by a like amount, bringing the total commitments under the Revolving Credit Facility to $170.0 million. We believe that this repayment, in combination with our capital spending, will fulfill our obligation under the Indenture with respect to net available cash received in connection with the Boise Inc. stock sales. If, however, our capital spending through the expiration of such one-year period falls short by $20 million or less, the Indenture includes a $20 million basket provision, which will enable us to retain the cash until the senior subordinated notes mature or we make additional asset sales that cause cash under the asset sale covenant to exceed the basket amount. For more information on our obligations under the Indenture, see “Senior Subordinated Notes” under “Debt Structure” in “Liquidity and Capital Resources” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2009

During 2009 we repurchased $11.9 million of senior subordinated notes for $5.6 million, plus accrued interest. In addition, we repaid, and subsequently reborrowed, $60.0 million of outstanding borrowings under the Revolving Credit Facility. In connection with the $60.0 million payment on the Revolving Credit Facility, we amended the Revolving Credit Facility to permanently reduce the lending commitments by $60.0 million, bringing the total commitments from $350 million to $290 million. This debt reduction, in combination with capital spending, fulfilled our obligations under the Indenture with respect to net available cash received in connection with the June 2008 sale of the note receivable from Boise Inc. and the July 2008 sale of our Brazilian subsidiary.

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

Debt Structure

At December 31, 2010 and 2009, our long-term debt was as follows:

	December 31
	2010	2009
	(millions)
Asset-based revolving credit facility, due 2013	$—	$75.0
7.125% senior subordinated notes, due 2014	219.6	228.1
Total long-term debt	$219.6	$303.1

Asset-Based Revolving Credit Facility

In May 2009, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, amended its five-year $350 million senior secured asset-based revolving credit facility with Bank of America (Revolving Credit Facility) to permanently reduce the lending commitments by $60.0 million, bringing the total commitments to $290.0 million. On April 1, 2010, we borrowed an additional $45.0 million under the Revolving Credit Facility, bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million, and we further amended the Revolving Credit Facility to permanently reduce the lending commitments by a like amount, bringing the total commitments under the Revolving Credit Facility to $170.0 million. At December 31, 2010 and 2009, we had zero and $75.0 million of borrowings outstanding under the Revolving Credit Facility.

Interest rates under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the years ended December 31, 2010 and 2009, the average interest rates for our borrowings under the Revolving Credit Facility were 2.8% and 2.9%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit.

The borrowings under the Revolving Credit Facility ranged from a low of zero to a high of $120.0 million during the year ended December 31, 2010. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the year ended December 31, 2010, was $28.0 million. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment.

Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed-charge coverage ratio is below 1:1, as it was on December 31, 2010, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility.

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That restriction was not applicable on December 31, 2010. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At December 31, 2010 and 2009, we had $13.8 million and $16.5 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the Indenture. If we sell specific assets or experience specific kinds of changes in control, we may be required to purchase the notes. With proceeds from the Sale, we repurchased $160.0 million of the notes at par in April 2008. In 2010, we repurchased $8.6 million of senior subordinated notes and recorded an insignificant gain. In 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in “Gain on repurchase of long-term debt” in our Consolidated Statement of Income (Loss).

We were obligated to use the net proceeds (as defined in the Indenture) from the sale of Boise Inc. shares (see Note 4, Investment in Equity Affiliate, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K) within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. We believe the $120.0 million repayment and commitment reduction of the Revolving Credit Facility on April 30, 2010 (discussed above), in combination with our capital spending, will fulfill our obligation under the Indenture with respect to net available cash received in connection with the Boise Inc. stock sales. If, however, our capital spending through the expiration of such one-year period falls short by $20 million or less, the Indenture includes a $20 million basket provision, which will enable us to retain the cash until the senior subordinated notes mature or we make additional asset sales that cause cash under the asset sale covenant to exceed the basket amount.

Other

For the years ended December 31, 2010, 2009, and 2008, cash payments for interest, net of interest capitalized, were $18.6 million, $20.0 million, and $36.0 million, respectively.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2010. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2011	2012-2013	2014-2015	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$—	$219.6	$—	$219.6
Interest (b)	15.6	31.3	15.7	—	62.6
Operating leases (c)	11.6	20.3	15.9	36.0	83.8
Purchase obligations
Raw materials and finished goods inventory (d)	72.5	132.2	63.4	1.0	269.1
Utilities (e)	7.0	—	—	—	7.0
Other	1.2	—	—	—	1.2
Other long-term liabilities reflected on our Balance Sheet
Compensation and benefits (f)	16.2	52.9	42.0	13.6	124.7
Other (g)	2.8	2.8	1.8	9.5	16.9
	$126.9	$239.5	$358.4	$60.1	$784.9

(a)                                  These borrowings are further explained in “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(b)                                 Amounts represent estimated interest payments on our 7.125% senior subordinated notes due 2014 as of December 31, 2010, assuming these notes are held to maturity.

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

(d)                                 Amounts represent contracts to purchase approximately $269 million of wood fiber based on fixed contract pricing or first quarter 2011 pricing for variable contracts. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)                                  We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. These payment obligations were valued at prices in effect on December 31, 2010, or contract language, if applicable. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)                                    Amounts consist primarily of our pension obligation and, to a lesser extent, long-term incentive compensation liabilities including current portion of $3.0 million. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected return on plan assets, expected rate of compensation increases, retirement and mortality rates, expected contributions, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries.

(g)                                 Includes current liabilities of $2.8 million.

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

The Series A equity units issued to OfficeMax in connection with the Forest Products Acquisition accrue dividends daily at a rate of 8% per annum, compounded semiannually, on OfficeMax’s capital contributions and accumulated dividends (net of any distributions previously received). Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2010 and 2009, $33.1 million and $25.9 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Neither the original investment nor the accumulated dividends on the Series A equity units are subject to a fixed retirement or redemption schedule.

Off-Balance-Sheet Activities

At December 31, 2010 and 2009, we had no material off-balance-sheet arrangements with unconsolidated entities.

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

Our major costs of production are wood fiber, labor, chemicals, and energy. Energy costs, particularly for electricity, natural gas, and fuel oil, have been volatile in recent years.

Employees

As of January 31, 2011, we had approximately 4,160 employees. Approximately 33% of these employees work pursuant to collective bargaining agreements. As of January 31, 2011, we had 12 collective bargaining agreements, of which two agreements, representing 125 employees, are up for renewal in 2011. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our bank credit facility. In 2010 and 2009, we did not use any interest rate swap contracts to manage this risk.

In 2008, we significantly decreased our variable-rate debt with the proceeds from the Sale. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million. The interest rate swaps were considered economic hedges. During 2008, we recorded the fair value of the interest rate swaps, or $6.3 million of expense, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income (Loss).

Foreign Currency Risk

We have sales in countries outside the United States. As a result, we are exposed to movements in the foreign currency exchange rate, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant. At December 31, 2010 and 2009, we had no foreign currency hedges.

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market’s supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant affect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in industry production capacity, changes in inventory levels, and other factors beyond our control. At this time, we do not manage commodity price risk with derivative instruments.

Financial Instruments

The table below provides information as of December 31, 2010, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

					December 31, 2010
	2011-					Fair
	2013	2014	2015	Thereafter	Total	Value
			(millions)
Long-term debt
Fixed-rate debt payments (a)
Senior subordinated notes	$—	$219.6	$—	$—	$219.6	$214.4
Average interest rates	—	7.1%	—	—	7.1%	—
Variable-rate debt payments (a)	$—	$—	$—	$—	$—	$—
Average interest rates	—	—	—	—	—	—

(a)                                  These obligations are further explained in “Financing Activities” under “Liquidity and Capital Resources” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

Environmental

Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure that we will at all times be in full compliance with environmental requirements, and we cannot assure that we will not incur fines and penalties in the future. In 2010, we paid an insignificant amount of environmental fines and penalties across all of our segments.

We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2010, we spent approximately $1.7 million on capital expenditures to comply with environmental requirements. We expect to spend a similar amount in 2011 for this purpose.

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

In connection with the Forest Products Acquisition, OfficeMax generally indemnifies us for hazardous substance releases and other environmental violations that occurred prior to the Forest Products Acquisition. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax.

In connection with the Sale, Boise Inc. and its affiliates assumed any and all environmental liabilities arising from our ownership or operation of the assets and businesses sold to them, and we believe we are entitled to indemnification by them from third-party claims in the event they fail to fully discharge any such liabilities on the basis of common law rules of indemnification. However, Boise Inc. may not have sufficient funds to discharge its obligations when required or to indemnify us from third-party claims arising out of any such failure.

Climate Change Matters

Various legislative and regulatory proposals to restrict emissions of greenhouse gasses (GHG) are under consideration in Congress, state legislative bodies, and the Environmental Protection Agency (EPA). In particular, the EPA has promulgated its Tailoring Rule which directs states having authority to implement the Clean Air Act (which includes all states in which we have significant manufacturing operations) to treat GHG as regulated pollutants under their state implementation plans.  The EPA’s final rule and its November 2010 implementation guidance do not set specific standards to be utilized in air discharge permits and permits to construct significant new facilities. Generation of this detail has been left to the states. The key states in which our facilities are located (Louisiana, Oregon, and Washington) are currently working through the process of incorporating GHG regulations into their state implementation plans. Most of our manufacturing facilities operate boilers or other process equipment that emits GHG. Such regulatory initiatives may require us to modify operating procedures or production levels, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results. However, given the high degree of uncertainty about the ultimate parameters of any such regulatory initiative, it is premature to make any prediction concerning such impacts.

A significant portion of our GHG emissions are from biomass-fired boilers. While some proposed regulatory schemes would exempt GHG generated by biomass combustion from regulation, the Tailoring Rule and its implementation guidance issued late in 2010 do not exempt biomass-generated GHG from the scope of the regulation.  However, in a January 12, 2011 press release, the EPA indicated that it wants to give further consideration to the treatment of biomass-generated GHG under the regulation and is accordingly deferring a final decision on the issue for three years.  This action leaves considerable uncertainty as to the future regulatory treatment of biomass-generated GHG.

In addition, various government entities have adopted or are considering energy sourcing regulations which subsidize, or mandate consumption of specified percentages of, electrical power generated from nontraditional generating sources, including biomass fuels. These programs may increase our purchased electrical energy costs, create significant new competition for our fiber sources, and provide opportunities for alternative uses of our residual fiber, such as sawdust, chips, and shavings.

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

Pensions

We calculate pension expense and liabilities using actuarial assumptions, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement and mortality rates, expected contributions, and other factors. We based the assumptions used to calculate pension expense on the following factors:

Discount Rate Assumption.  The discount rate reflects the current rate at which the pension obligations could be settled based on the measurement dates of the plans — December 31. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-graded corporate bonds.

Asset Return Assumption.  We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities and fixed-income securities) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager’s estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. The weighted average expected return on plan assets we will use in our calculation of 2011 net periodic benefit cost is 7.00%.

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

Expected Contributions.  Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed, for example, changes we might commit to in future labor contracts. In 2010, we made $3.9 million in contributions to our pension plans. We expect to contribute approximately $15 million to our pension plans in 2011.

We recognize the funded status of our pension plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of other comprehensive income, net of tax, in our Consolidated Statement of Capital. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending
	December 31,	Year Ended December 31
	2011	2010	2009
	(millions, except for percentages)
Pension expense	$11.1	$7.4	$12.3
Discount rate (a)	5.35%	5.90%	6.90%
Expected rate of return on plan assets	7.00%	7.25%	7.25%
Rate of compensation increases (b)	—	—	—

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

A change of 0.25% in either direction to the discount rate, the expected rate of return on plan assets, or the rate of compensation increases would have had the following effect on 2011 and 2010 pension expense. These sensitivities are specific to 2011 and 2010. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
	(millions)
2011 Expense
Discount rate	$11.1	$(1.0)	$1.3
Expected rate of return on plan assets	11.1	(0.6)	0.6
Rate of compensation increases	11.1	—	—

2010 Expense
Discount rate	$7.4	$(0.4)	$0.5
Expected rate of return on plan assets	7.4	(0.6)	0.6
Rate of compensation increases	7.4	—	—

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

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2010 and 2009, we had $2.5 million and $1.6 million recorded as allowances for doubtful accounts. Estimating our allowance for doubtful accounts is a critical accounting estimate, as it involves complex judgments about our customers’ ability to pay. In determining the amount of the reserve, we consider our historical level of credit losses, customer concentrations, current economic trends, and changes in customer creditworthiness. Our sales are principally to customers in the building products industry located in the United States and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2010, our top ten customers represented approximately 32% of total sales. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At both December 31, 2010 and 2009, the receivables from a single customer accounted for approximately 14% of total receivables. No other customer accounted for 10% or more of total receivables. The significant decline in new residential construction in the U.S. and disruptions in the capital markets have affected the ability of our customers and our customers’ customers to fund their operations, which makes it difficult for us to estimate future credit losses. Our actual future losses from uncollectible accounts may differ materially from our current estimates.

As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to “Selling and distribution expenses” in our Consolidated Statements of Income (Loss) in the period we make such a determination.

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2010, we had $12.2 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $6.6 million was recorded in our Wood Products segment. At December 31, 2010, the net carrying amount of intangible assets with indefinite lives, which represent our trade names and trademarks, was $8.9 million.

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We test the goodwill and indefinite-lived intangible assets in each of our reporting units for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. In conducting our goodwill impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting our estimated cost of funds. For our intangible asset impairment testing, we use a discounted cash flow approach, based on a relief from royalty method. This method assumes that through ownership of trademarks and trade names, we avoid royalty expense associated with licensing, resulting in cost savings. An estimated royalty rate, determined as a percentage of net sales, is used to estimate the value of the intangible assets. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of the fair value of our reporting units. The following assumptions are key to our estimates of fair value:

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

Growth rates.  A growth rate is used to calculate the terminal value in the discounted cash flow model. The growth rate is the expected rate at which earnings or revenue is projected to grow beyond the five-year forecast period.

Discount rates.  Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates selected are based on existing conditions within our industry and reflect adjustments for potential risk premiums in those markets as well as weighting of the market cost of equity versus debt.

Based on the results of the first step of the goodwill impairment test, we determined that the fair value of each of our reporting units exceeded their carrying amounts by over 60%, and therefore, no goodwill impairment existed. As a result, the second step of the goodwill impairment test was not required to be completed. In addition, based on the impairment tests of our intangible assets with indefinite lives, we determined that the fair value of our intangible assets exceeds their carrying value.

New and Recently Adopted Accounting Standards

For information related to new and recently adopted accounting standards, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the captions “Disclosures of Financial Market Risks” and “Financial Instruments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Income (Loss)

	Year Ended December 31
	2010	2009	2008
	(thousands)
Sales
Trade	$2,215,332	$1,935,353	$2,831,283
Related parties	25,259	37,897	146,215
	2,240,591	1,973,250	2,977,498

Costs and expenses
Materials, labor, and other operating expenses	1,947,362	1,757,068	2,620,113
Materials, labor, and other operating expenses from related parties	33,613	29,915	70,026
Depreciation and amortization	34,899	40,874	36,258
Selling and distribution expenses	202,464	190,431	231,545
General and administrative expenses	38,464	27,401	36,556
General and administrative expenses from related party	1,576	10,169	8,143
Gain on sale of Paper and Packaging & Newsprint assets	—	—	(2,915)
Other (income) expense, net	(4,624)	842	10,634
	2,253,754	2,056,700	3,010,360

Loss from operations	(13,163)	(83,450)	(32,862)

Equity in net income (loss) of affiliate	1,889	79,729	(11,328)
Gain on sale of shares of equity affiliate	25,308	42,752	—
Impairment of investment in equity affiliate	—	(43,039)	(208,074)
Foreign exchange gain (loss)	352	1,025	(1,831)
Change in fair value of contingent value rights	—	194	(507)
Change in fair value of interest rate swaps	—	—	(6,284)
Gain on repurchase of long-term debt	28	6,026	—
Interest expense	(21,005)	(22,520)	(34,313)
Interest income	790	886	7,691
	7,362	65,053	(254,646)

Loss before income taxes	(5,801)	(18,397)	(287,508)
Income tax provision	(300)	(660)	(470)
Net loss	$(6,101)	$(19,057)	$(287,978)

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets

	December 31
	2010	2009
	(thousands)
ASSETS

Current
Cash and cash equivalents	$264,606	$287,101
Receivables
Trade, less allowances of $2,492 and $1,584	102,906	95,398
Related parties	297	2,604
Other	4,571	3,495
Inventories	261,202	232,774
Prepaid expenses and other	3,808	1,870
	637,390	623,242

Property
Property and equipment, net	273,569	270,229
Timber deposits	10,588	9,264
	284,157	279,493

Investment in equity affiliate	—	62,967
Deferred financing costs	3,626	5,734
Goodwill	12,170	12,170
Intangible assets, net	8,906	8,919
Other assets	5,989	8,359
Total assets	$952,238	$1,000,884

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Balance Sheets (continued)

	December 31
	2010	2009
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$112,414	$89,253
Related parties	394	2,449
Accrued liabilities
Compensation and benefits	39,827	27,887
Interest payable	3,291	3,644
Other	22,530	16,695
	178,456	139,928

Debt
Long-term debt	219,560	303,146

Other
Compensation and benefits	121,709	113,290
Other long-term liabilities	14,116	14,301
	135,825	127,591

Redeemable equity units
Series B equity units — 2,735,524 units and 2,764,854 units outstanding	2,736	2,765
Series C equity units — 14,424,806 units and 16,270,616 units outstanding	6,563	5,202
	9,299	7,967

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000,000 units authorized and outstanding	96,162	88,908
Series B equity units — no par value; 550,000,000 units authorized; 532,588,003 units and 532,558,673 units outstanding	312,936	333,344
Series C equity units — no par value; 44,000,000 units authorized; 11,979,941 units and 11,951,751 units outstanding	—	—
Total capital	409,098	422,252

Total liabilities and capital	$952,238	$1,000,884

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2010	2009	2008
	(thousands)
Cash provided by (used for) operations
Net loss	$(6,101)	$(19,057)	$(287,978)
Items in net loss not using (providing) cash
Equity in net (income) loss of affiliate	(1,889)	(79,729)	11,328
Gain on sale of shares of equity affiliate	(25,308)	(42,752)	—
Impairment of investment in equity affiliate	—	43,039	208,074
Depreciation and amortization of deferred financing costs and other	37,674	43,679	37,783
Related-party interest income	—	—	(2,760)
Pension expense	7,449	12,315	17,063
Change in fair value of interest rate swaps	—	—	6,284
Management equity units expense, excluding expense related to the Sale	1,625	2,736	1,542
Gain on repurchase of long-term debt	(28)	(6,026)	—
(Gain) loss on sales of assets, net	36	158	(10,903)
Facility closure and curtailment costs	—	1,968	10,796
Loss on sale of note receivable from related party	—	—	8,357
Other	(379)	(1,398)	2,177
Decrease (increase) in working capital, net of acquisitions and dispositions
Receivables	(6,338)	(17,250)	6,226
Inventories	(28,428)	47,086	62,994
Prepaid expenses and other	(300)	(569)	5,501
Accounts payable and accrued liabilities	32,419	11,441	(79,312)
Pension contributions	(3,873)	(28,385)	(20,417)
Current and deferred income taxes	91	198	(1,871)
Other	3,636	(2,678)	681
Cash provided by (used for) operations	10,286	(35,224)	(24,435)

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	1,254	467	1,270,976
Proceeds from sale of shares of equity affiliate, net	86,123	83,172	—
Proceeds from sale of note receivable from related party, net	—	—	52,737
Expenditures for property and equipment	(35,751)	(16,806)	(51,867)
Acquisitions of businesses and facilities	—	(4,598)	—
Increase in restricted cash	—	—	(183,290)
Decrease in restricted cash	—	—	183,290
Other	(956)	637	(402)
Cash provided by investment	50,670	62,872	1,271,444

Cash provided by (used for) financing
Issuances of long-term debt	45,000	60,000	240,000
Payments of long-term debt	(128,451)	(65,627)	(1,085,563)
Short-term borrowings	—	—	(10,500)
Tax distributions to members	—	(10,705)	(128,058)
Repurchase of management equity units	—	(18)	(28,634)
Cash paid for termination of interest rate swaps	—	—	(11,918)
Other	—	—	(4,156)
Cash used for financing	(83,451)	(16,350)	(1,028,829)

Increase (decrease) in cash and cash equivalents	(22,495)	11,298	218,180

Balance at beginning of the period	287,101	275,803	57,623
Balance at end of the period	$264,606	$287,101	$275,803

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C.

Consolidated Statements of Capital

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total
	Units	Amount	Units	Amount	Units	Amount	Capital
	(thousands)
Balance at December 31, 2007	66,000	$78,463	530,357	$876,693	—	$10,268	$965,424

Net loss (a)	—	—	—	(287,978)	—	—	(287,978)
Other comprehensive income (loss), net of tax (a) (b)
Cash flow hedges	—	—	—	(133)	—	—	(133)
Unfunded accumulated benefit obligation	—	—	—	(151,773)	—	—	(151,773)
Equity in other comprehensive loss of equity affiliate	—	—	—	(41,984)	—	—	(41,984)
Paid-in-kind dividend	—	6,246	—	(6,246)	—	—	—
Tax distributions to members	—	(2,742)	—	(128,945)	—	—	(131,687)
Allocation of profit interest from Series C equity units	—	—	—	10,268	—	(10,268)	—
Fair market value adjustment of redeemable equity units	—	—	—	(11,338)	—	—	(11,338)
Allocation of redeemable equity units to Capital	—	—	2,058	6,923	11,183	—	6,923
Other	—	—	—	2,904	—	—	2,904
Balance at December 31, 2008 (c)	66,000	81,967	532,415	268,391	11,183	—	350,358

Net loss (a)	—	—	—	(19,057)	—	—	(19,057)
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	43,902	—	—	43,902
Equity in other comprehensive income of equity affiliate	—	—	—	5,201	—	—	5,201
Impairment of investment in equity affiliate	—	—	—	40,824	—	—	40,824
Paid-in-kind dividend	—	6,707	—	(6,707)	—	—	—
Tax distributions, net	—	234	—	91	—	—	325
Allocation of redeemable equity units to Capital	—	—	144	340	769	—	340
Other	—	—	—	359	—	—	359
Balance at December 31, 2009 (c)	66,000	88,908	532,559	333,344	11,952	—	422,252

Net loss (a)	—	—	—	(6,101)	—	—	(6,101)
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	(3,293)	—	—	(3,293)
Equity in other comprehensive income of equity affiliate	—	—	—	(4,041)	—	—	(4,041)
Paid-in-kind dividend	—	7,254	—	(7,254)	—	—	—
Other	—	—	29	281	28	—	281
Balance at December 31, 2010 (c)	66,000	$96,162	532,588	$312,936	11,980	$—	$409,098

(a)                                  Total comprehensive income (loss) for the years ended December 31, 2010, 2009, and 2008, was $(13.4) million, $70.9 million, and $(481.9) million, respectively.

(b)                                 Total other comprehensive income (loss) for the years ended December 31, 2010, 2009, and 2008, was $(7.3) million, $89.9 million, and $(193.9) million, respectively.

(c)                                  Accumulated other comprehensive loss at December 31, 2010 and 2009, was $40.2 million and $32.9 million, respectively.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.             Nature of Operations and Basis of Presentation

Nature of Operations

Boise Cascade Holdings, L.L.C., is a privately held building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). As used in these consolidated financial statements, the terms “BC Holdings,” “we,” and “our” refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Our wholly owned direct subsidiary, Boise Cascade, L.L.C., is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products and plywood in North America.

The following sets forth our corporate structure and equity ownership at December 31, 2010 (based on voting power):

Basis of Presentation and Comparability of Data

In connection with the sale of our Paper and Packaging & Newsprint assets (the Sale) in February 2008, we received both cash and securities. As a result of receiving stock in Boise Inc., we had a significant indirect financial interest in the results of the sold businesses, and the equity interest we owned in Boise Inc. after the Sale represented a significant continuing involvement. As a result, the sold assets are not classified as discontinued operations, and therefore, the results of the Paper and Packaging & Newsprint segments are included in the Consolidated Statements of Income (Loss) for the period of January 1, 2008, through February 21, 2008, which affects the comparability of the information between periods.

In March 2010, we sold our remaining investment in Boise Inc. (see Note 4, Investment in Equity Affiliate, for more information) and discontinued the equity method of accounting. Also, because of the disposition, Boise Inc. is no longer a related party. The 2010 related-party activity with Boise Inc. included in the Consolidated Financial Statements includes only those sales and costs and expenses transacted prior to March 2010, when Boise Inc. was a related party. As a result, beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) (discussed in Note 5, Transactions With Related Parties) represent the only remaining significant related-party activity recorded in our consolidated financial statements.

2.             Summary of Significant Accounting Policies

Consolidation and Use of Estimates

The consolidated financial statements include the accounts of BC Holdings and its subsidiaries after elimination of intercompany balances and transactions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement benefits; and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Volatile equity, foreign currency, and energy markets; tightened credit markets; and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Revenue Recognition

We recognize revenue when the following criteria are met:  persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (fob) shipping point. For sales transactions designated fob destination, revenue is recorded when the product is delivered to the customer’s delivery site. Fees for shipping and handling charged to customers for sales transactions are included in “Sales.” Costs related to shipping and handling are included in “Materials, labor, and other operating expenses.”

Share-Based Compensation

We recognize compensation expense equal to the fair value of the equity awards on the dates they are granted or modified. We recognize the cost of the equity awards over the periods the awards vest. See Note 13, Long-Term Incentive Compensation Plans, for a discussion of our Management Equity Agreements (Equity Plan).

Advertising Costs

We expense the cost of advertising as incurred. For the years ended December 31, 2010, 2009, and 2008, advertising expenses were $1.7 million, $1.4 million, and $6.1 million, respectively. These expenses are generally recorded in “Selling and distribution expenses.”

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

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. Cash equivalents totaled $247.4 million and $267.2 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the majority of our cash and cash equivalents were invested in money market funds that are broadly diversified and invest in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2010 and 2009, we had $2.5 million and $1.6 million recorded as allowances for doubtful accounts. In determining the amount of the reserve, we consider our historical level of credit losses, customer concentrations, current economic trends, and changes in customer creditworthiness. Our sales are principally to customers in the building products industry located in the United States and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2010, our top ten customers represented approximately 32% of total sales. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At both December 31, 2010 and 2009, the receivables from a single customer accounted for approximately 14% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

The significant decline in new residential construction in the U.S. and disruptions in the capital markets affected the ability of our customers and our customers’ customers to fund their operations, which makes it more difficult for us to estimate future credit losses. Our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to “Selling and distribution expenses” in our Consolidated Statements of Income (Loss) in the period we make such a determination.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash and cash equivalents are recorded at cost, which approximates fair value. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. After the Sale, our debt is predominately fixed-rate.

We are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. At December 31, 2010 and 2009, we had no derivative instruments.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2010 and 2009, we had $3.1 million and $1.9 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers based primarily on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in “Sales, Trade.” At December 31, 2010 and 2009, we had $14.3 million and $9.9 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other” on our Consolidated Balance Sheets.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the first-in, first-out (FIFO) method of inventory valuation or average cost, which approximates the FIFO method. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include costs to harvest and deliver the timber.

Inventories include the following:

	December 31
	2010	2009
	(thousands)
Finished goods and work in process	$210,547	$187,215
Logs	33,816	29,302
Other raw materials and supplies	16,839	16,257
	$261,202	$232,774

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2010, 2009, and 2008, capitalized interest was not material. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

Property and equipment consisted of the following asset classes and the following general range of estimated useful lives:

			General Range of
	December 31		Estimated Useful
	2010	2009	Lives in Years
	(thousands)
Land	$36,795	$36,618	N/A
Buildings and improvements	112,952	110,268	10-40
Machinery and equipment	296,866	279,455	3-20
Construction in progress	17,523	4,156	N/A
	464,136	430,497
Less accumulated depreciation	(190,567)	(160,268)	N/A
	$273,569	$270,229

Timber Deposits

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2010, our total obligation for log and fiber purchases under contracts with third parties was approximately $269 million based on fixed contract pricing or first quarter 2011 pricing for variable contracts. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

Long-Lived Asset Impairment

An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset exceeds its fair value. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Goodwill

We maintain two reporting units for purposes of our goodwill impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information. We test the goodwill in each of our reporting units for impairment annually and when events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We completed our annual assessment in fourth quarter 2010 and determined that there was no impairment. See Note 9, Goodwill and Intangible Assets, for additional information.

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

At December 31, 2010 and 2009, we had $0.4 million and $0.7 million of asset retirement obligations recorded in “Other, Other long-term liabilities,” on our Consolidated Balance Sheets. At December 31, 2010, these liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Pension and Other Postretirement Benefits

We record pension and postretirement net periodic benefit cost and liabilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 715, Compensation - Retirement Benefits. Several estimates and assumptions are required to record these costs and liabilities, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement and mortality rates, expected contributions, and other factors. We review and update these assumptions annually, unless a plan curtailment or other event occurs requiring we update the estimates on an interim basis. See Note 12, Retirement and Benefit Plans, for additional information related to our pension and other postretirement benefit plans. While we believe that the assumptions used to measure our pension and other postretirement obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and other postretirement obligations and future expense.

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. “Other assets” in the Consolidated Balance Sheets includes $3.5 million and $3.1 million of deferred software costs at December 31, 2010 and 2009, respectively. For the years ended December 31, 2010, 2009, and 2008, amortization of deferred software costs was not material.

Taxes Collected

We present taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Income (Loss).

Labor Concentration

As of December 31, 2010, we had approximately 4,150 employees. Approximately 33% of these employees work pursuant to collective bargaining agreements. As of December 31, 2010, we had 12 collective bargaining agreements, of which two, representing 126 employees, are up for renewal in 2011.

New and Recently Adopted Accounting Standards

In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-17 (Statement of Financial Accounting Standards No. 167), Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (VIEs), which amends the consolidation guidance applicable to VIEs. ASU 2009-17 requires that entities evaluate former qualified special-purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE. It also requires additional year-end and interim disclosures. We adopted ASU 2009-17 on January 1, 2010, and the adoption did not have a material impact on our financial position or results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Reclassifications

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform with the current year’s presentation.

3.             Sale of Our Paper and Packaging & Newsprint Assets

On February 22, 2008, Boise Cascade, L.L.C., our wholly owned direct subsidiary, sold its Paper and Packaging & Newsprint assets and most of its Corporate and Other assets (the Sale) to Boise Inc. (formerly Aldabra 2 Acquisition Corp.) for $1,277.2 million of cash consideration, $285.2 million of net stock consideration, and a $41.0 million paid-in-kind promissory note receivable. In connection with the Sale, we recorded a $5.7 million gain, of which we recognized $2.9 million in our 2008 Consolidated Statement of Income (Loss). We deferred $2.8 million of the gain as a reduction of our investment in Boise Inc.

Immediately following the Sale, Boise Cascade, L.L.C., distributed the stock and paid-in-kind note receivable to us. Subsequent to the distribution to us, the note receivable from Boise Inc. increased $17.3 million for working capital adjustments, and in June 2008, we sold the note receivable for $52.7 million after selling expenses. For more information related to the note, see Note 5, Transactions With Related Parties. Prior to the sale of our remaining investment in Boise Inc. in March 2010, we accounted for our investment in Boise Inc. using the equity method of accounting. See Note 4, Investment in Equity Affiliate, for more information.

Use of Sale Proceeds

In 2008, with the proceeds from the Sale and an initial borrowing under our five-year senior secured asset-based revolving credit facility (Revolving Credit Facility), we repaid $1,085.6 million of our long-term debt; paid $11.9 million to unwind all of our interest rate swaps; made $120.7 million of tax distributions to our equity holders to permit the equity holders to pay a portion of the income taxes related to the gain on the Sale (in 2009, we paid an additional $10.7 million for our final expected tax distribution related to the gain on the Sale); and paid $18.3 million to repurchase equity units from management investors that terminated employment with us in connection with the Sale. In 2009, we paid $2.6 million of the original $4.4 million accrued under the deferred compensation agreements for employees terminated in connection with the Sale.

4.             Investment in Equity Affiliate

In connection with the Sale, we received 37.9 million shares, or 49%, of Boise Inc.’s common stock. We recorded our investment in “Investment in equity affiliate” on our Consolidated Balance Sheet. The ownership interest provided us with the ability to exercise significant influence; accordingly, we accounted for our investment under the equity method of accounting. We adjusted the amount of our investment monthly for our proportionate share of Boise Inc.’s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. Our ownership interest, and consequently our proportionate share of Boise Inc.’s net income or loss, changed when we or Boise Inc. engaged in transactions of Boise Inc. common stock with third parties. In 2009, we sold approximately half of our investment in Boise Inc., decreasing our ownership position to 18.3 million shares, or 23.5%, at December 31, 2009. In first quarter 2010, we sold all of our remaining shares of Boise Inc. and, as a result, discontinued the equity method of accounting.

In 2010 and 2009, we recorded $27.2 million and $79.4 million of income, net, and in 2008, we recorded $219.4 million of net expenses related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), as follows:

	Year Ended December 31
	2010	2009	2008
	(thousands)
Equity in net income (loss) of Boise Inc. (a)	$73	$59,370	$(22,836)
Amortization of basis differential (b)	1,816	21,384	5,328
Adjustment for impairment recognized by Boise Inc. (c)	—	—	6,180
Loss on shares issued for settlement of CVR liability (d)	—	(1,025)	—
Equity in net income (loss) of affiliate	1,889	79,729	(11,328)
Gain on sale of shares of equity affiliate (e)	25,308	42,752	—
Impairment of investment in equity affiliate (f)	—	(43,039)	(208,074)
Total	$27,197	$79,442	$(219,402)

(a)  Equity in net income (loss) of Boise Inc.

In 2009, “Equity in net income of affiliate” included approximately $50 million of income, net of expenses and taxes, for refundable tax credits arising from Boise Inc.’s use of alternative fuels, partially offset by approximately $15 million of expenses, net of tax benefits, related to Boise Inc.’s extinguishment of debt in 2009. The provision in the U.S. Internal Revenue Code allowing for the alternative fuel tax credits expired on December 31, 2009. The year ended December 31, 2010, included only two months of equity in net income of Boise Inc. because of the sale of our remaining investment in Boise Inc. in early March 2010.

(b)  Amortization of Basis Differential

At December 31, 2009, the carrying value of our investment in Boise Inc. was approximately $103.9 million less than our share of Boise Inc.’s underlying equity in net assets. The difference was due to write-downs of our investment in Boise Inc. We were amortizing the difference to income on a straight-line basis over the weighted average useful life of Boise Inc.’s assets. The amortization of the basis differential resulted in our recognizing $1.8 million, $21.4 million, and $5.3 million of income in “Equity in net income (loss) of affiliate” in our Consolidated Statements of Income (Loss) for the years ended December 31, 2010, 2009, and 2008.

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

(d)  Loss on Shares Issued for CVR Settlement

In 2009, we settled our obligation related to the contingent value rights (CVRs) we issued to holders of Boise Inc. common stock. In connection with the settlement, we transferred ownership of 0.8 million Boise Inc. shares and recorded a $1.0 million loss in “Equity in net income (loss) of affiliate” in our Consolidated Statement of Income (Loss) for the difference between the market price on the date we settled our obligation with the shares and the carrying amount of the shares recorded on our Consolidated Balance Sheet.

(e)  Gain on Sale of Shares of Equity Affiliate

In 2010 and 2009, we sold 18.3 million and 18.8 million Boise Inc. shares for net proceeds of $86.1 million and $83.2 million, and we recorded a $25.3 million and $42.8 million gain on the sale of the shares in our Consolidated Statements of Income (Loss). In connection with the sales, we reduced our investment in Boise Inc. and our accumulated other comprehensive income related to our investment in Boise Inc. to zero. Under the terms of the indenture governing our 7.125% senior subordinated notes due 2014 (Indenture), we are required to use the net proceeds from the sale of the Boise Inc. shares within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. See Note 10, Debt, for more information.

(f)  Impairment of Investment in Equity Affiliate

On March 31, 2009, and September 30, 2008, we compared the fair value of the Boise Inc. stock price ($0.61 and $1.56 per share) with the carrying value of our investment ($1.77 and $7.06 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. We made the other-than-temporary-impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. As of September 30, 2008, Boise Inc.’s stock had traded below our carrying value for over six months, and as of March 31, 2009, Boise Inc.’s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, we recorded a $43.0 million impairment charge for the year ended December 31, 2009, and a $208.1 million impairment charge for the year ended December 31, 2008, in “Impairment of investment in equity affiliate” in our Consolidated Statements of Income (Loss).

5.             Transactions With Related Parties

In early March 2010, we sold our remaining investment in Boise Inc. (see Note 4, Investment in Equity Affiliate, for more information), and because of the disposition, Boise Inc. is no longer a related party. The 2010 related-party activity with Boise Inc. included in the consolidated financial statements includes only those sales and costs and expenses transacted prior to March 2010, when Boise Inc. was a related party. Beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) (discussed below) represent the only remaining significant related-party activity recorded in our consolidated financial statements.

Sales

During the years ended December 31, 2010, 2009, and 2008, we recorded $4.9 million, $21.5 million, and $45.3 million of related-party sales in our Consolidated Statements of Income (Loss) related to chip and pulpwood sales to Boise Inc. (for the period they were a related party). We also recorded $20.4 million, $16.4 million, and $10.8 million of related-party sales to LTP from our Wood Products segment. The sales were made at prices designed to approximate market. LTP is an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade, L.L.C. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly impact the economic performance of LTP. Accordingly, we do not consolidate LTP’s results in our financial statements.

Prior to the Sale, we sold paper and paper products to OfficeMax at sales prices that were designed to approximate market prices. For the year ended December 31, 2008, sales to OfficeMax were $90.1 million. These sales are included in “Sales, Related parties” in the Consolidated Statement of Income (Loss).

Costs and Expenses

During the years ended December 31, 2010, 2009, and 2008, we purchased $33.0 million, $25.5 million, and $64.9 million of fiber from LTP. During the years ended December 31, 2010, 2009, and 2008, we recorded $0.3 million, $2.3 million, and $3.4 million of related-party expenses for transportation services provided by Boise Inc. (for the period they were a related party). We purchased the fiber and transportation services at prices that approximated market prices. These costs are recorded in “Materials, labor, and other operating expenses from related parties” in our Consolidated Statements of Income (Loss).

In connection with the Sale, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The initial term of the agreement was for three years with expiration scheduled on February 22, 2011. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. Because neither party gave notice of termination to the other party in February 2011, the term of the agreement has been extended to February 22, 2013. The Outsourcing Services Agreement also gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice. During the years ended December 31, 2010, 2009, and 2008, total expenses incurred under the Outsourcing Services Agreement, including both related-party and nonrelated-party expenses, were $14.4 million, $14.9 million, and $12.1 million, respectively.

During the years ended December 31, 2010, 2009, and 2008, we recorded the following expenses from the Outsourcing Services Agreement as related-party expenses in our Consolidated Statements of Income (Loss). As mentioned above, after we sold our remaining investment in Boise Inc. in March 2010, expenses incurred under the Outsourcing Services Agreement were no longer related-party and are not included in the table below.

	Year Ended December 31
	2010	2009	2008
	(thousands)
Materials, labor, and other operating expenses from related parties	$332	$2,099	$1,693
Selling and distribution expenses	456	2,670	2,256
General and administrative expenses from related party	1,576	10,169	8,143
	$2,364	$14,938	$12,092

Note Receivable

In connection with the Sale, we received a 15.75% $41.0 million paid-in-kind promissory note receivable from Boise Inc. After the Sale, the note receivable increased $17.3 million for working capital adjustments. During 2008, we recorded approximately $2.8 million of interest income in our Consolidated Statement of Income (Loss). In 2008, we sold the note receivable for $52.7 million after selling expenses and recorded an $8.4 million loss on the sale in “Other (income) expense, net” in our Consolidated Statement of Income (Loss). As permitted by the indenture governing our 7.125% senior subordinated notes due 2014 (Indenture), we used the net proceeds from the sale of the note receivable to make capital expenditures and repay senior indebtedness.

Tax Distributions

We make cash distributions to permit the members of BC Holdings and affiliates to pay income taxes. For information on our tax distributions see Note 8, Income Taxes.

6.             Other (Income) Expense

Other (income) expense includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Year Ended December 31
	2010	2009	2008
	(thousands)
Litigation settlement (a)	$(4,613)	$—	$—
Facility closures and curtailments (b)	—	3,184	9,927
Changes in pension plans (See Note 12)	—	(747)	—
Loss on sale of note receivable from related party (See Note 5)	—	—	8,357
Sales of assets, net (c)	36	151	(7,906)
Other, net	(47)	(1,746)	256
	$(4,624)	$842	$10,634

(a)                                  In 2010, we recorded $4.6 million of income for cash received from a litigation settlement related to vendor product pricing.

(b)                                 In 2009, we closed the lumber manufacturing facility in La Grande, Oregon, and recorded $3.1 million of expense in “Other (income) expense, net,” $5.2 million of accelerated depreciation in “Depreciation and amortization,” and $0.6 million of expenses in “Materials, labor, and other operating expenses” in our Consolidated Statement of Income (Loss).

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

7.             Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $14.2 million, $13.1 million, and $15.3 million for the years ended December 31, 2010, 2009, and 2008. Sublease rental income was not material in any of the periods presented.

For noncancelable operating leases with remaining terms of more than one year, the minimum lease payment requirements are $11.6 million in 2011, $10.7 million in 2012, $9.6 million in 2013, $8.4 million in 2014, and $7.5 million in 2015, with total payments thereafter of $36.0 million. These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income received in the future is not expected to be material.

Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately two years, with fixed payment terms similar to those in the original lease agreements.

8.             Income Taxes

Tax Distributions

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes with respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of BC Holdings and affiliates to pay these taxes. In 2010, we did not make any cash tax distributions. For the years ended December 31, 2009 and 2008, we made $10.7 million and $128.1 million of cash distributions, respectively. The distributions primarily related to the net taxable gain on the Sale. During the years ended December 31, 2009 and 2008, we paid Forest Products Holdings, L.L.C. (FPH), $8.1 million and $105.1 million. For the years ended December 31, 2009 and 2008, FPH in turn paid $5.2 million and $94.3 million, respectively, to Madison Dearborn Partners (MDP), our equity sponsor; $2.9 million and $10.4 million to management investors; and in 2008, $0.4 million to nonmanagement affiliates. During the years ended December 31, 2009 and 2008, we also paid $2.6 million and $23.0 million to OfficeMax to fund their tax obligations related to their investments in us. Both our senior credit facilities and the Indenture permit these distributions.

Income Tax (Provision) Benefit

Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the year ended December 31, 2010, income tax expense was $0.3 million, compared with $0.7 million in 2009 and $0.5 million in 2008.

At December 31, 2010 and 2009, our tax basis was $84.9 million and $140.7 million higher than the reported amount of net assets recorded on our Consolidated Balance Sheets. In 2010 and 2009, the difference related primarily to changes in pension obligations and, also in 2009, the fact that we were not able to write down the value of our investment in Boise Inc. for tax purposes.

Boise Cascade Wood Products Holdings Corp., a wholly owned, fully consolidated operating entity, has an investment in foreign subsidiaries. At December 31, 2010 and 2009, the foreign subsidiaries had $17.9 million and $11.4 million, respectively, of deferred tax assets. The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance.

In addition, at December 31, 2010 and 2009, Boise Cascade Wood Products Holdings Corp. had $16.0 million of deferred tax assets related to the capital loss carryforward from the sale of our subsidiaries in Brazil and the United Kingdom. The capital loss carryforward was fully offset by a valuation allowance, because it is more likely than not that we will not be able to utilize the capital loss carryforward before it expires in 2013.

In 2010, 2009, and 2008, we paid $0.2 million, $0.4 million, and $0.8 million of income taxes, net of other refunds received.

Income Tax Uncertainties

BC Holdings, or one of our subsidiaries, files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, California, Idaho, Oregon, Texas, and Washington. We are subject to tax examinations from 2007 to present. In 2008, the United States Internal Revenue Service (IRS) completed an audit of BC Holdings’ 2005 and 2006 tax years and issued a proposed adjustment. We appealed the adjustment, and in 2010, the IRS agreed with our position, and no adjustment resulted from the audit.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. In third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006, which is now closed. At December 31, 2009, we increased the amount of our unrecognized tax benefit by $5.8 million as a result of uncertainty surrounding this audit. We charged the $5.8 million of unrecognized tax benefits to income tax expense, with an offsetting adjustment to the valuation allowances on deferred tax assets related to Boise AllJoist’s net operating losses. As a result, the net impact on the 2009 Consolidated Statement of Income (Loss) was zero. The audit was closed in 2010 with no additional changes, and because of sufficient net operating loss carryforwards from prior years, no cash payments were required. After closing the audit, we have no unrecognized tax benefits recorded on our Consolidated Balance Sheet, and we do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31
	2010	2009
	(thousands)
Unrecognized tax benefits, beginning of year	$5,792	$—
Gross increases related to prior-period tax positions	—	5,792
Settlements	(5,792)	—
Unrecognized tax benefits, end of year	$—	$5,792

For the years ended December 31, 2010, 2009, and 2008, we recognized an insignificant amount of interest and penalties related to taxes.

9.                                      Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired.

We test goodwill and intangible assets with indefinite lives for impairment when events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we test for impairment annually in the fourth quarter of each year using a discounted cash flow approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information. We completed our annual assessment in fourth quarter 2010 and determined there was no impairment. In conducting our impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows, discounted to present value using a discount rate reflecting market participant assumptions with respect to capital structure and access to capital markets.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Corporate and Other	Total
	(thousands)
Balance at December 31, 2010 and 2009	$5,593	$6,577	$—	$12,170

At December 31, 2010 and 2009, intangible assets represent the values assigned to trade names and trademarks and a noncompete agreement. The trade names and trademarks have indefinite lives and are not amortized. The noncompete agreement is amortized over two years.

Intangible assets consisted of the following:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Noncompete agreement	25	(19)	6
	$8,925	$(19)	$8,906

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Noncompete agreement	25	(6)	19
	$8,925	$(6)	$8,919

10.          Debt

At December 31, 2010 and 2009, our long-term debt was as follows:

	December 31
	2010	2009
	(thousands)
Asset-based revolving credit facility, due 2013	$—	$75,000
7.125% senior subordinated notes, due 2014	219,560	228,146
Total long-term debt	$219,560	$303,146

Asset-Based Revolving Credit Facility

In May 2009, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, amended its five-year $350 million senior secured asset-based revolving credit facility with Bank of America (Revolving Credit Facility) to permanently reduce the lending commitments by $60.0 million, bringing the total commitments to $290.0 million. On April 1, 2010, we borrowed an additional $45.0 million under the Revolving Credit Facility, bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million, and we further amended the Revolving Credit Facility to permanently reduce the lending commitments by a like amount, bringing the total commitments under the Revolving Credit Facility to $170.0 million. At December 31, 2010 and 2009, we had zero and $75.0 million of borrowings outstanding under the Revolving Credit Facility.

Interest rates under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. For the years ended December 31, 2010 and 2009, the average interest rates for our borrowings under the Revolving Credit Facility were 2.8% and 2.9%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit.

The borrowings under the Revolving Credit Facility ranged from a low of zero to a high of $120.0 million during the year ended December 31, 2010. The weighted average amount of borrowings outstanding under the Revolving Credit Facility during the year ended December 31, 2010, was $28.0 million. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment.

Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding letters of credit and, when our fixed-charge coverage ratio is below 1:1, as it was on December 31, 2010, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. At December 31, 2010, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $371.2 million.

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That restriction was not applicable on December 31, 2010. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Letters of Credit

At December 31, 2010 and 2009, we had $13.8 million and $16.5 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the Indenture. If we sell specific assets or experience specific kinds of changes in control, we may be required to purchase the notes. With proceeds from the Sale, we repurchased $160.0 million of the notes at par in April 2008. In 2010, we repurchased $8.6 million of senior subordinated notes and recorded an insignificant gain. In 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in “Gain on repurchase of long-term debt” in our Consolidated Statement of Income (Loss).

We were obligated to use the net proceeds (as defined in the Indenture) from the sale of Boise Inc. shares (see Note 4, Investment in Equity Affiliate) within one year to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes. We believe the $120.0 million repayment and commitment reduction of the Revolving Credit Facility on April 30, 2010 (discussed above), in combination with our capital spending, will fulfill our obligation under the Indenture with respect to net available cash received in connection with the Boise Inc. stock sales. If, however, our capital spending through the expiration of such one-year period falls short by $20 million or less, the Indenture includes a $20 million basket provision, which will enable us to retain the cash until the senior subordinated notes mature or we make additional asset sales that cause cash under the asset sale covenant to exceed the basket amount.

Other

For the years ended December 31, 2010, 2009, and 2008, cash payments for interest, net of interest capitalized, were $18.6 million, $20.0 million, and $36.0 million, respectively.

At December 31, 2010, the book value of fixed-rate debt was $219.6 million, and the fair value was estimated to be $214.4 million. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt.

11.          Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our bank credit facility. In 2010 and 2009, we did not use any interest rate swap contracts to manage this risk.

In 2008, we significantly decreased our variable-rate debt with the proceeds from the Sale. As a result, we terminated all of our interest rate swap agreements for approximately $11.9 million. The interest rate swaps were considered economic hedges. During 2008, we recorded the fair value of the interest rate swaps, or $6.3 million of expense, in “Change in fair value of interest rate swaps” in our Consolidated Statement of Income (Loss).

Foreign Currency Risk

We have sales in countries outside the United States. As a result, we are exposed to movements in the foreign currency exchange rate, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant. At December 31, 2010 and 2009, we had no foreign currency hedges.

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market’s supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant affect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in industry production capacity, changes in inventory levels, and other factors beyond our control. At this time, we do not manage commodity price risk with derivative instruments.

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

In connection with the amendment to the Salaried Plan, we recognized a net $0.7 million noncash curtailment gain, primarily related to our nonqualified salaried pension plans. We recorded the gain in “Other (income) expense, net” in our Consolidated Statement of Income (Loss) for the year ended December 31, 2009. Because the Salaried Plan has unrecognized losses, the curtailment gain associated with the amendment to the Salaried Plan was applied to partially offset the losses in the plan, resulting in no immediate gain recognition related to the Salaried Plan freeze.

Defined Contribution Plans

We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. During all of 2008 and the period of January 1 through March 31, 2009, we matched 70% of the first 6% of eligible compensation that a salaried participant contributed to the plan. Due to poor business conditions, we suspended the company match for salaried employees for the period of April 1, 2009, through February 28, 2010. On March 1, 2010, we began contributing 4% of each salaried participant’s eligible compensation to the Plan as a nondiscretionary company contribution. In addition, for the years that certain performance targets are met, we will contribute an additional amount that will range from zero to 4% of the employee’s eligible compensation, depending on the employee’s years of service. The company contributions for hourly employees varies by location. Expenses related to company contributions to our defined contribution savings plans for the years ended December 31, 2010, 2009, and 2008, were $6.7 million, $3.5 million, and $9.0 million.

Deferred Compensation Plan

We sponsor a deferred compensation plan. In 2008, Congress passed tax legislation that required participants in our deferred compensation plan to recognize income (and therefore be taxed) on their deferrals of income earned in 2009 and beyond and earnings thereon. We amended the plan to require distribution before year-end 2009 of all deferrals to, and earnings of, the plan which were taxable under the new legislation. As a result, we distributed $1.1 million of deferrals and related earnings to participants in 2009. Participants deferred $2.3 million in 2008. Deferrals, company match, and interest on contributions made to the plan on or before December 31, 2008, were not affected by the changes. As long as contributions to the plan are taxable under the new legislation, there will be no future contributions to the deferred compensation plan, but participant account balances remaining after the distributions will continue to accrue earnings in accordance with the terms of the plan.

The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. For the years ended December 31, 2010, 2009, and 2008, we recognized $0.8 million, $0.9 million, and $0.9 million of interest expense related to the plan. At December 31, 2010 and 2009, we had $11.5 million and $11.2 million of liabilities related to the plans; of which, $0.7 million and $0.2 million were recorded in “Accrued liabilities, Compensation and benefits” and $10.8 million and $11.0 million were recorded in “Other, Compensation and benefits” on our Consolidated Balance Sheets.

Postretirement Benefit Plans

We also have postretirement healthcare benefit plans. Our postretirement healthcare plans are unfunded. We do not subsidize our postretirement healthcare plans, so we have no related liabilities or expenses for these plans.

Certain executives participate in our Supplemental Life Plan, which provides them with an insured death benefit during their employment with us. The plan provides the officer with a target death benefit equal to two times his or her base salary while employed and a target postretirement death benefit equal to one times his or her final base salary, in each case less any amount payable under our group term life insurance policy. At both December 31, 2010 and 2009, our benefit obligation related to the Supplemental Life Plan was $0.2 million.

Obligations and Funded Status

The following table, which includes only company-sponsored defined benefit plans, reconciles the beginning and ending balances of our projected benefit obligation and fair value of plan assets. We recognize the underfunded status of our defined pension plans on our Consolidated Balance Sheets. We recognize changes in funded status in the year changes occur through Other Comprehensive Income (Loss).

	December 31
	2010	2009
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$352,335	$343,952
Service cost	4,931	9,688
Interest cost	20,258	19,923
Amendments	—	102
Actuarial loss	25,743	10,188
Special termination benefits	—	1,691
Closure and curtailments	—	(22,965)
Benefits paid	(11,782)	(10,244)
Benefit obligation at end of year	391,485	352,335

Change in plan assets
Fair value of plan assets at beginning of year	249,712	181,311
Actual return on plan assets	40,169	50,260
Employer contributions	3,873	28,385
Benefits paid	(11,782)	(10,244)
Fair value of plan assets at end of year	281,972	249,712
Underfunded status	$(109,513)	$(102,623)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(858)	$(590)
Noncurrent liabilities	(108,655)	(102,033)
Net liability	$(109,513)	$(102,623)

Amounts recognized in accumulated other comprehensive loss
Net loss	$39,223	$35,731
Prior service cost	972	1,150
Net amount recognized	$40,195	$36,881

The accumulated benefit obligation for all defined benefit pension plans was $391.5 million and $352.3 million at December 31, 2010 and 2009. All of our defined benefit pension plans have accumulated benefit obligations which exceed the fair value of plan assets.

Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows:

	Year Ended December 31
	2010	2009	2008
	(thousands)
Service cost	$4,931	$9,688	$12,574
Interest cost	20,258	19,923	21,914
Expected return on plan assets	(18,474)	(18,553)	(21,619)
Amortization of actuarial (gain) loss	556	(388)	(308)
Amortization of prior service costs and other	178	181	319
Plan settlement/curtailment expense	—	1,464	4,068
Company-sponsored plans	7,449	12,315	16,948
Multiemployer pension plans	—	—	115
Net periodic benefit cost	7,449	12,315	17,063

Net periodic benefit recognized in connection with the Sale	—	—	(17,555)

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net (gain) loss	4,048	(44,226)	162,718
Prior service (credit) cost	—	70	(11,330)
Amortization of actuarial gain (loss)	(556)	388	308
Amortization of prior service cost and other	(178)	(181)	(319)
Total recognized in other comprehensive (income) loss	3,314	(43,949)	151,377

Total recognized in net periodic cost (benefit) and other comprehensive (income) loss	$10,763	$(31,634)	$150,885

In 2011, we estimate net periodic pension expense will be approximately $11 million. We estimate the 2011 net periodic pension expense will include $2.9 million of loss and $0.2 million of prior service cost that will be amortized from accumulated other comprehensive loss.

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefit obligations:

	December 31
	2010	2009
Weighted average assumptions
Discount rate	5.35%	5.90%
Rate of compensation increases	—	—

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	December 31
	2010	2009	2008
Weighted average assumptions
Discount rate (a)	5.90%	6.90%	6.40%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increases (b)	—	—	4.25%

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

Discount Rate Assumption.  The discount rate reflects the current rate at which the pension obligations could be settled based on the measurement date of the plans — December 31. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-graded corporate bonds.

Asset Return Assumption.  We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities and fixed-income securities) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager’s estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. The weighted average expected return on plan assets we will use in our calculation of 2011 net periodic benefit cost is 7.00%.

Rate of Compensation Increases.  Generally, this assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation. For more information, see footnote (b) to the table above.

Investment Policies and Strategies

At December 31, 2010, 62% of our pension plan assets were invested in equity securities, and 38% were invested in fixed-income securities. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses in order to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. The Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner. At December 31, 2010, our investment policy governing our relationship with Russell allocated 37% to large-capitalization U.S. equity securities, 7% to small- and mid-capitalization U.S. equity securities, 16% to international equity securities, and 40% to long-duration fixed-income securities. Our arrangement with Russell requires monthly rebalancing to the policy targets noted above.

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

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2010 and 2009:

	December 31, 2010
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$107,033	$—	$107,033
Small- and mid-cap U.S. equity securities (c)	—	20,193	—	20,193
International equity securities (d)	—	45,811	—	45,811
Fixed-income securities (e) (f)	—	108,198	—	108,198
Total investments at fair value	$—	$281,235	$—	281,235
Receivables and accrued expenses, net				737
Fair value of plan assets				$281,972

	December 31, 2009
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$98,752	$—	$98,752
Small- and mid-cap U.S. equity securities (c)	—	18,317	—	18,317
International equity securities (d)	—	34,628	—	34,628
Long-duration fixed-income securities (f)	—	97,395	—	97,395
Total investments at fair value	$—	$249,092	$—	249,092
Receivables and accrued expenses, net				620
Fair value of plan assets				$249,712

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

(d)                                 Invested in the Russell International Fund with Active Currency at December 31, 2010, and the Russell International Fund at December 31, 2009. Both funds benchmark against the Morgan Stanley Capital International Europe, Australasia, and Far East (MSCI EAFE) Index and seek high, long-term returns comparable to the broad international stock market by investing in non-U.S. companies from the developed countries around the world. The funds participate primarily in the stock markets of Europe and the Pacific Rim. The strategy involves selection of stocks within various countries and industries worldwide. In addition, the Russell International Fund with Active Currency places additional emphasis on opportunistically adding value through active investment in foreign currencies.

(e)                                  At December 31, 2010, approximately half of the fixed-income securities were in the Russell Multi-Manager Bond Fund. The fund seeks to outperform the Barclays Capital U.S. Aggregate Bond Index over a full market cycle. The fund is designed to provide current income and, as a secondary objective, capital appreciation through a variety of diversified strategies including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging market bonds.

(f)                                    At December 31, 2010 and 2009, approximately 50% and 100% of the fixed-income securities were in the Russell Long Duration Fixed Income Fund, respectively. The fund seeks to achieve above-average performance (relative to the Barclays Capital U.S. Long Government/Credit Bond Index) by combining manager styles and strategies with different payoffs over various phases of an investment cycle. The fund is designed to provide maximum total return through diversified strategies including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging market bonds.

Cash Flows

Our practice is to fund the pension plans in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations. Additional discretionary funding may be provided as deemed appropriate. For the years ended December 31, 2010, 2009, and 2008, we made cash contributions to our pension plans totaling $3.9 million, $28.4 million, and $20.4 million. We expect to contribute approximately $15 million to our pension plans in 2011.

The following benefit payments are expected to be paid to plan participants. Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the company.

Pension Benefits
(thousands)
2011	$14,517
2012	16,221
2013	17,954
2014	19,732
2015	21,460
Years 2016-2020	128,161

13.                               Long-Term Incentive Compensation Plans

Long-Term Incentive Cash Plan

In 2010, key managers participated in a long-term incentive plan (LTIP) that pays awards in cash. The LTIP provides an annual award notice to participants granting them the opportunity to earn a cash award that is based on a target percentage of the participant’s base salary and the company’s achievement against corporate goals, both of which are set annually. Under the LTIP, the award, if any, is paid in three equal installments due no later than March 15 of the three years following the year the award was granted with continued employment as a precondition for receipt of each award installment. We recognize compensation expense based on the probability of the performance goals being met over the vesting period. We recognized $3.0 million of LTIP expense in 2010.

Management Equity Agreement

Key managers and unaffiliated directors of Boise Cascade, L.L.C. (each a management investor) have purchased or been awarded, pursuant to the terms of separate Management Equity Agreements or Director Equity Agreements (collectively the Equity Plan), equity units in FPH at prices (with respect to Series B Units) that approximated fair value on the date of purchase. Those who purchased the FPH Series B equity units received grants of FPH Series C equity units (profit interests) that represent the right to participate in profits as described in Note 14, Capital. In addition, FPH has issued Series C equity units to key managers and nonaffiliated directors for no consideration.

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

The 2008 Amendment Agreements amended the vesting provisions of the Series C equity units as described under “Vesting” below. The amendments had no impact on the vesting provisions governing the Series B equity units. We measured the value of the award before and after the modification, and as a result, we recognized an incremental $2.0 million of compensation expense related to the modification. Of the $2.0 million of incremental compensation expense, we recognized $0.7 million, $0.7 million, and $0.6 million in 2010, 2009, and 2008.

Vesting

At December 31, 2010, all outstanding equity units were fully vested. Under the original Equity Plan, the FPH Series B equity units and 50% of the Series C equity units issued in 2004 and 2006 (service-condition vesting equity units) were to vest on a pro rata basis between December 31, 2004, and December 31, 2009, for the 2004 Series C equity units and between April 3, 2006, and December 31, 2009, for the 2006 Series C equity units. The other 50% of the Series C equity units issued in 2004 and 2006 (market-condition vesting units) were to vest at the end of 2009 if specific criteria tied to internal rates of return were met. Accelerated vesting, in whole or in part, was provided for in specific circumstances.

The 2008 Amendment Agreements revised the Equity Plan such that:  (i) 62.9% of the market-condition Series C equity units issued in 2004 and 2006 were converted to service-condition vesting units and vested on a daily basis from February 22, 2008, through December 31, 2010; (ii) 37.1% of the market-condition Series C equity units issued in 2004 and 2006 remained subject to the Equity Plan’s internal rate-of-return formula, but the vesting period was extended one year to December 2010; and (iii) the vesting period for the service-condition Series C equity units issued in 2004 and 2006 that were not vested as of February 22, 2008, was reset to provide ratable daily vesting from February 22, 2008, through December 31, 2010. On December 31, 2010, the remaining 1.8 million unvested market-condition Series C equity units were forfeited, as the Equity Plan’s internal rate-of-return formula was not achieved during the vesting period.

The 9.0 million Series C equity units issued in February 2009, all of which were service-condition vesting units, vested on a daily pro rata basis through December 1, 2010. In August 2009, 2.9 million of these units were forfeited.

For management investors whose employment terminated as the result of the sale of a division, such management investors’ Series B equity units vested on a daily pro rata basis through the date of termination calculated on the basis of an aggregate vesting period running from December 31, 2004, through December 31, 2009, and their service-condition Series C equity units that were not vested on February 22, 2008, vested on a daily pro rata basis calculated through the date of termination on the basis of an aggregate vesting period running from February 22, 2008, through December 31, 2010. In addition, in such circumstance, their market-condition Series C equity units vested on the same basis as their service-condition Series C units without regard to any calculation of an applicable market return.

The vesting schedules were shortened for those investors who were at least 60 years old as of the grant date, so that the units fully vested by December 31 of the year in which the investor reached age 65 and at least two vesting periods had been met. Vesting does not trigger a right or obligation on the part of FPH or us to repurchase equity units held by management investors.

Compensation Expense

We did not recognize compensation expense on the date of grant for the Series B equity units, because the fair value of the units issued by FPH was equal to or less than the amount each employee was required to pay. The Series C equity units are accounted for as restricted stock. We recognize compensation expense for the Series C equity units based on the fair value on the date of the grant and/or the award modification date. Compensation expense is recognized ratably over the vesting period for the Series C equity units that vest over time and ratably over the award period for the units that vest based on internal rates of return. During the years ended December 31, 2010, 2009, and 2008, we recognized $1.6 million, $2.7 million, and $6.6 million of compensation expense. In 2010 and 2009, most of the compensation costs were recorded in “General and administrative expenses.” Of the $6.6 million of compensation expense recognized in 2008, we recorded $5.1 million in “Gain on sale of Paper and Packaging & Newsprint Assets,” and most of the other costs were recorded in “General and administrative expenses” in our Consolidated Statement of Income (Loss).

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

The Series C equity units that vested based on internal rates of return are market-condition grants. The valuation of market-condition awards considers the likelihood that the market condition will be satisfied rather than assuming that the award is vested on the award date. Because the internal rate of return represents a more difficult threshold to meet before payout, with greater uncertainty that the market condition will be satisfied, these awards have a lower fair value than those that vest based solely on the passage of time. However, compensation expense was required to be recognized under FASB ASC 718 for our market-condition awards even though the market condition was not satisfied.

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

Except in the event of death or disability, we believe that the redemption of these units is within our control due to the interlocking boards of FPH and BC Holdings and because FPH was organized solely for the purpose of establishing BC Holdings to complete the Forest Products Acquisition. Repurchases under the Equity Plan have been funded by mirror-image redemptions of Series B and C equity units held by FPH in its subsidiaries. The redemption of the FPH Series B and Series C equity units and the expected parallel redemptions of our Series B and Series C equity units are a contingent event outside the employee’s control. However, because FPH units are subject to mandatory redemption in an event that is outside our control (death or disability), we are required to classify these units outside of permanent equity on our Consolidated Balance Sheets at fair value as of the grant date and/or award modification date. Accordingly, at December 31, 2010 and 2009, we had $9.3 million and $8.0 million recorded in “Redeemable equity units” on our Consolidated Balance Sheet.

In the event that a management investor’s employment with us is terminated or his service as a director terminates, as the case may be, FPH holds an option, pursuant to the Equity Plan, to reacquire its equity units held by departing management investors at prices provided for in such agreements. FPH did not redeem or repurchase any equity units in 2010. During 2009 and 2008, FPH voluntarily redeemed some of the Series B and Series C equity units of departing management investors. Except for redemptions arising from the sale of a division or the death or disability of a management investor, we do not currently expect to redeem immature equity units (a unit for which the investor has not been subject to the risks and rewards of ownership for at least six months after vesting occurs).

FPH’s equity unit redemptions were funded by redemption by its subsidiaries of an identical number of redeemable Series B equity units or redeemable Series C equity units. FPH redeemed zero equity units in 2010 and an insignificant amount in 2009. FPH subsidiaries redeemed 11.6 million redeemable Series B equity units and 10.3 million redeemable Series C equity units during 2008. The total cash paid by FPH subsidiaries during 2009 and 2008 for parallel redemptions of redeemable Series B and Series C units was $18 thousand and $28.6 million.

Impact of the Sale on Our Equity Plan

In connection with the Sale, approximately 75 participants in our Management Equity Plan terminated employment with us. These employees collectively held 6.6 million Series B and 16.1 million Series C units. In March 2008, we paid $18.3 million to repurchase their equity units.

In connection with the Sale, for the year ended December 31, 2008, we recorded $3.1 million of expense to adjust the value of the immature equity units (units that have not been at risk for at least six months) to redemption value and $2.0 million of expense related to nonrefundable tax distributions paid to management investors in connection with their investments in us that will not vest. We recorded the charges in “Gain on sale of Paper and Packaging & Newsprint Assets” in our Consolidated Statement of Income (Loss). In addition, during 2008, pursuant to the Sale, we recorded a $6.3 million adjustment to the value of the mature equity units (vested units and units that had been at risk for at least six months) to reflect redemption value in the capital section of our Consolidated Balance Sheet and Consolidated Statement of Capital.

Activity of Redeemable Equity Units

The following summarizes the activity of our redeemable equity units, based on the fair value of the equity units as of the grant date or the date the awards were modified per the 2008 Amendment Agreements.

	Series B		Series C		Total
	Equity Units		Equity Units		Redeemable
	Units	Amount	Units	Amount	Equity
			(thousands)
Balance at December 31, 2008	2,920	$2,920	11,017	$3,037	$5,957

Granted	—	—	8,973	—	—
Management equity units expense	—	—	—	2,366	2,366
Allocation of redeemable equity units to Capital	(144)	(144)	(769)	(196)	(340)
Forfeitures	—	—	(2,940)	—	—
Repurchase of management equity units and other	(11)	(11)	(11)	(5)	(16)
Balance at December 31, 2009	2,765	2,765	16,270	5,202	7,967

Management equity units expense	—	—	—	1,625	1,625
Allocation of redeemable equity units to Capital	(29)	(29)	(27)	(16)	(45)
Forfeitures	—	—	(1,818)	(248)	(248)
Balance at December 31, 2010	2,736	$2,736	14,425	$6,563	$9,299

The following summarizes the activity of our outstanding service- and market-condition equity units awarded under the Equity Plan as of December 31, 2010, 2009, and 2008, and changes during the years ended December 31, 2010 and 2009:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units		Series C Redeemable Equity Units
Outstanding Units	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)
Outstanding at December 31, 2008 (a)	2,920	$1.00	8,929	$0.53	2,088	$0.14

Granted (b)	—	—	8,973	0.34	—	—
Repurchased	(11)	1.00	(11)	0.46	—	—
Forfeited (b)	—	—	(2,926)	0.34	(14)	0.15
Allocation of redeemable equity units to Capital (c)	(144)	1.00	(513)	0.24	(256)	0.18
Outstanding at December 31, 2009 (a)	2,765	1.00	14,452	0.46	1,818	0.14

Forfeited (d)	—	—	—	—	(1,818)	0.14
Allocation of redeemable equity units to Capital (c)	(29)	1.00	(27)	0.57	—	—
Outstanding at December 31, 2010 (a)	2,736	$1.00	14,425	$0.46	—	$—

(a)                                  Outstanding units include both vested and nonvested units, as units outstanding are reduced only through repurchase of units by us or through forfeiture of units by employees.

(b)                                 In 2009, FPH granted 9.0 million Series C equity units, of which 2.9 million units were forfeited in 2009.

(c)                                  In 2010 and 2009, we reclassified certain redeemable equity units into “Capital” on our Consolidated Balance Sheet. The reclassifications resulted from employee retirements or terminations causing the equity units to no longer be subject to mandatory redemption in an event that is outside of our control.

(d)                                 On December 31, 2010, the remaining 1.8 million unvested market-condition Series C equity units were forfeited, as the Equity Plan’s internal rate-of-return formula was not achieved during the vesting period.

The following summarizes the activity of our nonvested service- and market-condition equity units awarded under the Equity Plan as of December 31, 2010, 2009, and 2008, and changes during the years ended December 31, 2010 and 2009:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units		Series C Redeemable Equity Units
Nonvested Units	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)
Nonvested at December 31, 2008	1,120	$1.00	3,456	$0.63	1,832	$0.14

Granted (a)	—	—	8,973	0.34	—	—
Repurchased	—	—	—	—	—	—
Vested	(1,120)	1.00	(4,888)	0.44	—	—
Forfeited (a)	—	—	(2,926)	0.34	(14)	0.15
Nonvested at December 31, 2009	—	—	4,615	0.45	1,818	0.14

Vested	—	—	(4,615)	0.45	—	—
Forfeited (b)	—	—	—	—	(1,818)	0.14
Nonvested at December 31, 2010	—	$—	—	$—	—	$—

(a)                                  In 2009, FPH granted 9.0 million Series C equity units, of which 2.9 million units were forfeited in 2009.

(b)                                 On December 31, 2010, the remaining 1.8 million unvested market-condition Series C equity units were forfeited, as the Equity Plan’s internal rate-of-return formula was not achieved during the vesting period.

At December 31, 2010, there were no remaining nonvested equity units. All compensation expense related to the equity units had been recognized as of December 31, 2010

14.                               Capital

Excluding the Series B and Series C redeemable equity units included in “Redeemable equity units” on our Consolidated Balance Sheets at December 31, 2010 and 2009, BC Holdings was capitalized with $409.1 million and $422.3 million of equity capital allocated among three series of equity units as follows:

	Units Outstanding		Amount
Equity Units	2010	2009	2010	2009
	(thousands)
Series A
OfficeMax	66,000	66,000	$96,162	$88,908

Series B
FPH	423,588	423,559	248,890	265,118
OfficeMax	109,000	109,000	64,046	68,226

Series C
FPH (a)	11,980	11,952	—	—
			$409,098	$422,252

(a)                    These Series C equity units are included in “Capital” on our Consolidated Balance Sheets, as they are not subject to mandatory redemption in an event that is outside of our control. All other Series C equity units issued and outstanding are disclosed under Redeemable Equity Units on our Consolidated Balance Sheet. For more information, see Note 13, Long-Term Incentive Compensation Plans.

Description of Equity Units

Series A Equity Units.  The Series A equity units have no voting rights. They accrue dividends daily at a rate of 8% per annum, compounded semiannually, on the holder’s capital contributions and accumulated dividends (net of any distributions previously received by such holder). Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2010 and 2009, $33.1 million and $25.9 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Series A equity units participate in distributions as described below. Other than through accrual and receipt of dividends, the Series A equity units do not participate in the earnings of the company.

Series B Equity Units.  The Series B equity units entitle each holder to one vote on matters to be voted on by the members of BC Holdings. The Series B equity units participate in distributions as described in “Equity Distributions” below.

Series C Equity Units.  The Series C equity units have no voting rights. Series C equity units were issued to FPH in 2004 (the 2004 Series C units), 2006 (the 2006 Series C units), and 2009 (the 2009 Series C units) without capital contributions. When the relevant threshold for distributions to Series C units has been met, they participate as outlined below. At both December 31, 2010 and 2009, we had zero accrued Series C profit interests recorded on our Consolidated Balance Sheets.

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

•                  Then to Series B equity unit and 2004 Series C equity unit holders ratably, based on the number of units of each series outstanding (exclusive of 2006 and 2009 Series C equity units), until total distributions to the Series B equity unit holders have reached $1.30 per unit outstanding;

•                  Then to Series B equity unit and 2004 and 2009 Series C equity unit holders, based on the number of units of each series outstanding, until total distributions to the Series B equity unit holders have reached $2.00 per unit; and

•                  Thereafter, ratably to all Series B equity unit and Series C equity unit holders in proportion to their respective holdings of such equity units.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the following:

	Equity in Other	Unfunded Accumulated		Accumulated
	Comprehensive	Benefit Obligation		Other
	Loss of Equity Affiliate	Actuarial Gain	Prior Service Cost	Comprehensive Income (Loss)
	(thousands)
Balance at December 31, 2008, net of taxes	$(41,984)	$(79,543)	$(1,261)	$(122,788)

Current-period changes, before taxes	46,025	44,169	(70)	90,124
Reclassifications to earnings, before taxes	—	(378)	181	(197)
Income taxes	—	—	—	—
Balance at December 31, 2009, net of taxes	4,041	(35,752)	(1,150)	(32,861)

Current-period changes, before taxes	(4,041)	(4,027)	—	(8,068)
Reclassifications to earnings, before taxes	—	556	178	734
Income taxes	—	—	—	—
Balance at December 31, 2010, net of taxes	$—	$(39,223)	$(972)	$(40,195)

Securityholders Agreement With OfficeMax

In connection with the Forest Products Acquisition, we entered into a Securityholders Agreement with OfficeMax. This agreement describes the rights and responsibilities regarding OfficeMax’s equity ownership in BC Holdings. Specifically, under the agreement, OfficeMax has the right to appoint one director to our board of directors. The agreement also requires that OfficeMax obtain our consent before transferring its equity interest in our company. The agreement contains “tag-along” rights, which entitle OfficeMax to participate in sales of equity interests to third parties. In addition, the agreement contains “drag-along” rights, which entitle FPH to require the other equity holders to participate in sales of all or substantially all of the equity interests in our company. If we propose to issue additional equity securities, we will generally be required to offer OfficeMax a pro rata portion of the securities issued in such a transaction. The agreement will terminate in a liquidation or dissolution of the company, in an initial public offering, or in a sale of all or substantially all of the company’s stock or assets.

Registration Rights Agreement With FPH and OfficeMax

In connection with the Forest Products Acquisition, we entered into a Registration Rights Agreement with FPH and OfficeMax with respect to the equity interests they own in us. Under the Registration Rights Agreement, FPH has the right to demand that we effect an unlimited number of registrations of its equity interests, whether pursuant to a long-form registration statement or a short-form registration, and pay all expenses, other than underwriting discounts and commissions, related to such registrations. OfficeMax has the right to demand that we effect (a) seven registrations of its equity interests on a long-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to any two of such registrations (with OfficeMax paying all expenses relating to the other five such registrations) and (b) an unlimited number of registrations of its equity interests on a short-form registration statement and pay all expenses, other than underwriting discounts and commissions, related to such registrations. In addition, FPH and OfficeMax have the right to participate in registrations of our equity interests effected by us, whether such registrations relate to an offering by us or by our equity holders. FPH and OfficeMax have agreed not to effect any public sale or private placement of any of our equity interests during the period beginning seven days prior to and ending 180 days after the effective date of the registration statement for any underwritten public offering of our equity interests.

15.                               Segment Information

We operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. Prior to the Sale, we operated our business using five reportable segments:  Building Materials Distribution, Wood Products, Paper, Packaging & Newsprint, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments. The equity interest we owned in Boise Inc. after the Sale represented a significant continuing involvement, and the sold assets are not classified as discontinued operations. As a result, the Paper and Packaging & Newsprint segment results are included in the Consolidated Statements of Income (Loss) for the period of January 1, 2008, through February 22, 2008.

Our Building Materials Distribution segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to retail lumberyards and home centers that then sell the products to the final end users, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects.

Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in residential, light commercial construction, and repair-and-remodeling markets. Most of these products are sold to wholesalers, major retailers, and industrial converters or through our Building Materials Distribution segment. During 2010, approximately 43% of the wood products we manufactured, including approximately 63% of our EWP, was sold to our Building Materials Distribution segment.

Our Corporate and Other segment includes primarily corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Since the Sale, we have purchased many of these services from Boise Inc. under an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us at cost. See Note 5, Transactions With Related Parties, for more information. Prior to the Sale, this segment also included certain rail and truck transportation businesses and related assets. During the year ended December 31, 2008, segment sales of $8.6 million related to our rail and truck transportation businesses.

The segments’ profits and losses are measured on operating profits before the investment in our affiliate, changes in fair value of interest rate swaps and contingent value rights, interest expense, and interest income. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment. Prior to the sale of our remaining interest, our investment in Boise Inc. was held by BC Holdings and was not held by any of our reportable segments.

The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

For the years ended December 31, 2010 and 2009, sales to one customer accounted for $231.4 million and $227.6 million, or approximately 10% and 12%, respectively, of total sales. Sales to this customer were recorded in our Building Materials Distribution and our Wood Products segments. No other single customer accounted for 10% or more of consolidated trade sales or of total sales.

Export sales to foreign unaffiliated customers were $42.3 million, $25.8 million, and $83.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010, 2009, and 2008, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

Segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2010	2009	2008
	(millions)
Building Materials Distribution
Structural panels	$324.3	$259.6	$340.3
Engineered wood products	199.1	174.4	249.3
Lumber	433.2	370.9	515.7
Particleboard	24.8	17.2	23.2
Building supplies and other	795.2	787.1	980.0
	1,776.6	1,609.2	2,108.5

Wood Products
Plywood and veneer	224.0	174.6	249.4
Engineered wood products	86.5	61.2	90.5
Lumber	67.5	53.3	71.9
Particleboard	28.2	29.4	37.6
Other	57.8	45.6	71.1
	464.0	364.1	520.5

Paper
Uncoated free sheet	—	—	224.2
Containerboard (medium)	—	—	0.1
Market pulp and other	—	—	20.2
	—	—	244.5

Packaging & Newsprint
Containerboard (linerboard)	—	—	16.5
Newsprint	—	—	29.8
Corrugated containers and sheets	—	—	53.1
Other	—	—	2.8
	—	—	102.2

Corporate and Other			1.8
	$2,240.6	$1,973.3	$2,977.5

An analysis of our operations by segment is as follows:

	Sales				Income (Loss) Before	Depreciation
		Related	Inter-		Income	and	EBITDA	Capital
	Trade	Parties	segment	Total	Taxes	Amortization	(j)	Expenditures	Assets
	(millions)
Year Ended December 31, 2010
Building Materials Distribution (a)	$1,776.6	$—	$1.4	$1,778.0	$11.6	$7.5	$19.1	$12.9	$356.4
Wood Products (a)	438.7	25.3	223.4	687.4	(8.1)	27.1	19.0	22.9	335.3
Corporate and Other	—	—	—	—	(16.3)	0.3	(16.0)	—	260.5
	2,215.3	25.3	224.8	2,465.4	(12.8)	34.9	22.1	35.8	952.2
Intersegment eliminations	—	—	(224.8)	(224.8)	—	—	—	—	—
Equity in net income of affiliate (See Note 4)	—	—	—	—	1.9	—	1.9	—	—
Gain on sale of shares of equity affiliate (b)	—	—	—	—	25.3	—	25.3	—	—
Interest expense	—	—	—	—	(21.0)	—	—	—	—
Interest income	—	—	—	—	0.8	—	—	—	—
	$2,215.3	$25.3	$—	$2,240.6	$(5.8)	$34.9	$49.3	$35.8	$952.2

	Sales				Income (Loss) Before	Depreciation		Capital
		Related	Inter-		Income	and	EBITDA	Expenditures
	Trade	Parties	segment	Total	Taxes	Amortization	(j)	(f)	Assets
	(millions)
Year Ended December 31, 2009
Building Materials Distribution	$1,609.2	$—	$0.6	$1,609.8	$8.0	$7.6	$15.5	$5.4	$321.2
Wood Products (c)	326.2	37.9	186.7	550.8	(77.3)	33.0	(44.3)	16.0	328.3
Corporate and Other	—	—	—	—	(13.1)	0.3	(12.8)	—	288.4
	1,935.4	37.9	187.3	2,160.6	(82.4)	40.9	(41.6)	21.4	937.9
Intersegment eliminations	—	—	(187.3)	(187.3)	—	—	—	—	—
Investment in equity affiliate	—	—	—	—	—	—	—	—	63.0
Equity in net income of affiliate (See Note 4)	—	—	—	—	79.7	—	79.7	—	—
Gain on sale of shares of equity affiliate (b)	—	—	—	—	42.8	—	42.8	—	—
Impairment of investment in equity affiliate (d)	—	—	—	—	(43.0)	—	(43.0)	—	—
Change in fair value of contingent value rights	—	—	—	—	0.2	—	0.2	—	—
Gain on repurchase of long-term debt (e)	—	—	—	—	6.0	—	6.0	—	—
Interest expense	—	—	—	—	(22.5)	—	—	—	—
Interest income	—	—	—	—	0.9	—	—	—	—
	$1,935.4	$37.9	$—	$1,973.3	$(18.4)	$40.9	$44.1	$21.4	$1,000.9

	Sales				Income (Loss) Before	Depreciation
		Related	Inter-		Income	and	EBITDA	Capital
	Trade	Parties	segment	Total	Taxes	Amortization	(j)	Expenditures	Assets
	(millions)
Year Ended December 31, 2008
Building Materials Distribution	$2,108.5	$—	$0.9	$2,109.4	$19.5	$7.7	$27.2	$5.1	$316.2
Wood Products (g)	464.4	56.1	275.4	795.9	(55.1)	27.7	(27.4)	34.6	381.2
Paper (h)	154.4	90.1	9.0	253.5	20.7	0.3	21.1	5.0	—
Packaging & Newsprint (h)	102.2	—	11.3	113.5	5.7	0.1	5.7	5.2	—
Corporate and Other (i)	1.8	—	6.8	8.6	(25.5)	0.5	(25.0)	2.0	282.0
	2,831.3	146.2	303.4	3,280.9	(34.7)	36.3	1.6	51.9	979.4
Intersegment eliminations	—	—	(303.4)	(303.4)	—	—	—	—	—
Investment in equity affiliate	—	—	—	—	—	—	—	—	21.0
Equity in net loss of affiliate	—	—	—	—	(11.3)	—	(11.3)	—	—
Impairment of investment in equity affiliate (d)	—	—	—	—	(208.1)	—	(208.1)	—	—
Change in fair value of contingent value rights	—	—	—	—	(0.5)	—	(0.5)	—	—
Change in fair value of interest rate swaps	—	—	—	—	(6.3)	—	—	—	—
Interest expense	—	—	—	—	(34.3)	—	—	—	—
Interest income	—	—	—	—	7.7	—	—	—	—
	$2,831.3	$146.2	$—	$2,977.5	$(287.5)	$36.3	$(218.3)	$51.9	$1,000.4

(a)

Included $4.6 million of income for cash received from a litigation settlement related to vendor product pricing. We recorded $4.1 million in our Building Materials Distribution segment and $0.5 million in our Wood Products segment.

(b)

In 2010 and 2009, included was a $25.3 million and $42.8 million gain on the sale of 18.3 million and 18.8 million shares of Boise Inc. stock, respectively. See Note 4, Investment in Equity Affiliate, for more information.

(c)

Included $8.9 million of expense in income (loss) before taxes related to the June 2009 closure of our lumber manufacturing facility in La Grande, Oregon, of which $3.7 million was included in EBITDA and $5.2 million was accelerated depreciation recorded in “Depreciation and amortization.”

(d)

In 2009 and 2008, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. Accordingly, we recorded a $43.0 million and $208.1 million write-down in “Impairment of investment in equity affiliate” in our Consolidated Statements of Income (Loss). See Note 4, Investment in Equity Affiliate, for more information.

(e)	Gain on the repurchase of $11.9 million of senior subordinated notes.

(f)

Capital spending for Building Materials Distribution includes $0.9 million of cash paid for the purchase of a truss assembly operation and EWP sales office in Saco and Biddeford, Maine, respectively. Capital spending for Wood Products includes $3.7 million of cash paid for the purchase of a sawmill in Pilot, Rock, Oregon.

(g)	Included a $5.7 million net gain related to the sale of our wholly owned subsidiary in Brazil.

Included $11.3 million of expenses related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon.

(h)	Included the results of the Paper and Packaging & Newsprint segments through February 21, 2008.

(i)	Included an $8.4 million loss on the sale of the note receivable from Boise Inc. See Note 5, Transactions With Related parties, for more information.

Included a $2.9 million gain on the Sale. See Note 3, Sale of Our Paper and Packaging & Newsprint Assets, for more information.

(j)                                     EBITDA represents income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision makers to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation and amortization, which represent unavoidable operating costs. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA:

	Year Ended December 31
	2010	2009	2008
	(millions)
Net loss	$(6.1)	$(19.1)	$(288.0)
Change in fair value of interest rate swaps	—	—	6.3
Interest expense	21.0	22.5	34.3
Interest income	(0.8)	(0.9)	(7.7)
Income tax provision	0.3	0.7	0.5
Depreciation and amortization	34.9	40.9	36.3
EBITDA	$49.3	$44.1	$(218.3)

16.          Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Leases, and Note 10, Debt. In addition we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2010, our total obligation for log and fiber purchases under contracts with third parties was approximately $269 million based on fixed contract pricing or first quarter 2011 pricing for variable contracts. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2010, we had approximately $7.0 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2010, or contract language, if applicable. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Guarantees

We provide guarantees, indemnifications, and assurances to others.

Our three principal operating subsidiaries (Boise Cascade, L.L.C., Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C.) act as co-borrowers under our Revolving Credit Facility, described in Note 10, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

Boise Cascade, L.L.C., and its wholly owned subsidiary, Boise Cascade Finance Corporation, have jointly issued $400.0 million of 7.125% senior subordinated notes due in 2014. At December 31, 2010, $219.6 million of the notes were outstanding. The subordinated notes are guaranteed on a subordinated basis by each of our domestic subsidiaries, other than the issuers. See Note 10, Debt, for more information.

Boise Cascade, L.L.C., issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Cascade Building Materials Distribution, L.L.C., Boise Cascade Wood Products, L.L.C., Boise White Paper, L.L.C., and Boise Packaging & Newsprint, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. These included guarantees of the obligations of both Boise White Paper, L.L.C., and Boise Cascade Wood Products, L.L.C., with respect to present and future timber sale agreements and several facility and rolling stock leases entered into by such subsidiaries and by Boise Cascade Building Materials Distribution, L.L.C. Boise Cascade, L.L.C., also guarantees the performance and payment obligations of Boise Cascade Building Materials Distribution, L.L.C., with respect to several facility leases. Our exposure under these agreements is limited to future timber purchases and the minimum lease payment requirements under the agreements. We also enter into guarantees of various raw material or energy supply agreements arising in the ordinary course of business. Under the terms of the Purchase and Sale Agreement governing the Sale, the purchaser is obligated to use reasonable best efforts to obtain a release of our obligations under guarantees of obligations of the entities sold in such transaction or to indemnify us for all liability incurred as a result of any such guarantee not so released.

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

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. At December 31, 2010, we are unable to estimate the maximum potential liability under these indemnifications. At December 31, 2010, we were not aware of any material liabilities arising from these indemnifications.

17.          Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

18.          Quarterly Results of Operations (unaudited)

	2010
	First Quarter (a)	Second Quarter	Third Quarter (b)	Fourth Quarter
	(millions)
Net sales	$487.3	$651.5	$593.5	$508.4
Income (loss) from operations	(10.6)	10.6	(1.4)	(11.8)
Net income (loss)	11.4	4.3	(5.6)	(16.2)

	2009
	First Quarter (c)	Second Quarter (d)	Third Quarter (e)	Fourth Quarter (f)
	(millions)
Net sales	$413.4	$521.2	$579.0	$459.6
Income (loss) from operations	(48.3)	(15.7)	1.7	(21.2)
Net income (loss)	(88.2)	9.3	26.2	33.6

(a)	Included $1.9 million for our equity in the net income of Boise Inc.

Included a $25.3 million gain on the sale of 18.3 million shares of Boise Inc. stock.

(b)	Included $4.6 million of income for cash received from a litigation settlement related to vendor product pricing.

(c)	Included $7.5 million of expense related to the closure of our lumber manufacturing facility in La Grande, Oregon.

Included $3.0 million for our equity in the net income of Boise Inc.

Included a $43.0 million write-down of our investment in Boise Inc., as we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired.

Included a $6.0 million gain on the repurchase of $11.9 million of senior subordinated notes.

(d)	Included $1.7 million of expense related to the closure of our lumber manufacturing facility in La Grande, Oregon.

Included $30.3 million for our equity in the net income of Boise Inc.

(e)	Included $0.3 million of income related to the closure of our lumber manufacturing facility in La Grande, Oregon.

Included $28.2 million for our equity in the net income of Boise Inc.

Included a $1.0 million gain on the sale of 1.2 million shares of Boise Inc. stock.

(f)	Included $18.2 million for our equity in the net income of Boise Inc.

Included a $41.8 million gain on the sale of 17.6 million shares of Boise Inc. stock.

19.          Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. Certain amounts in prior periods’ consolidating financial statements have been reclassified to conform to the current-period presentation. The senior subordinated notes are guaranteed on a senior subordinated basis jointly and severally by BC Holdings and each of its existing and future subsidiaries (other than:  (i) the co-issuers, Boise Cascade, L.L.C., and Boise Cascade Finance Corporation and (ii) our foreign subsidiaries. Other than the consolidated financial statements and footnotes for BC Holdings, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$2,200,379	$14,953	$—	$2,215,332
Intercompany	—	—	57	14,398	(14,455)	—
Related parties	—	—	25,259	—	—	25,259
	—	—	2,225,695	29,351	(14,455)	2,240,591

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,930,316	31,442	(14,396)	1,947,362
Materials, labor, and other operating expenses from related parties	—	—	33,613	—	—	33,613
Depreciation and amortization	—	346	32,635	1,918	—	34,899
Selling and distribution expenses	—	—	201,079	1,385	—	202,464
General and administrative expenses	1	14,400	24,122	—	(59)	38,464
General and administrative expenses from related party	—	1,576	—	—	—	1,576
Other (income) expense, net	—	373	(4,881)	(116)	—	(4,624)
	1	16,695	2,216,884	34,629	(14,455)	2,253,754

Income (loss) from operations	(1)	(16,695)	8,811	(5,278)	—	(13,163)

Equity in net income of Boise Inc.	1,889	—	—	—	—	1,889
Gain on sale of shares of Boise Inc.	25,308	—	—	—	—	25,308
Foreign exchange gain (loss)	—	12	(57)	397	—	352
Gain on repurchase of long-term debt	—	28	—	—	—	28
Interest expense	—	(21,005)	—	—	—	(21,005)
Interest income	—	386	404	—	—	790
	27,197	(20,579)	347	397	—	7,362

Income (loss) before income taxes and equity in net income (loss) of affiliates	27,196	(37,274)	9,158	(4,881)	—	(5,801)
Income tax provision	—	(215)	(66)	(19)	—	(300)

Income (loss) before equity in net income (loss) of affiliates	27,196	(37,489)	9,092	(4,900)	—	(6,101)

Equity in net income (loss) of affiliates	(33,297)	4,192	—	—	29,105	—
Net income (loss)	$(6,101)	$(33,297)	$9,092	$(4,900)	$29,105	$(6,101)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,925,610	$9,743	$—	$1,935,353
Intercompany	—	—	63	9,360	(9,423)	—
Related parties	—	—	37,897	—	—	37,897
	—	—	1,963,570	19,103	(9,423)	1,973,250

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,746,291	20,675	(9,898)	1,757,068
Materials, labor, and other operating expenses from related parties	—	—	29,915	—	—	29,915
Depreciation and amortization	—	317	38,696	1,861	—	40,874
Selling and distribution expenses	—	—	189,229	1,202	—	190,431
General and administrative expenses	1	4,890	22,035	—	475	27,401
General and administrative expenses from related party	—	10,169	—	—	—	10,169
Other (income) expense, net	—	(1,232)	2,421	(347)	—	842
	1	14,144	2,028,587	23,391	(9,423)	2,056,700

Loss from operations	(1)	(14,144)	(65,017)	(4,288)	—	(83,450)

Equity in net income of Boise Inc.	79,729	—	—	—	—	79,729
Gain on sale of shares of Boise Inc.	42,752	—	—	—	—	42,752
Impairment of investment in Boise Inc.	(43,039)	—	—	—	—	(43,039)
Foreign exchange gain	—	611	212	202	—	1,025
Change in fair value of contingent value rights	—	194	—	—	—	194
Gain on repurchase of long-term debt	—	6,026	—	—	—	6,026
Interest expense	—	(22,520)	—	—	—	(22,520)
Interest income	—	560	326	—	—	886
	79,442	(15,129)	538	202	—	65,053

Income (loss) before income taxes and equity in net income (loss) of affiliates	79,441	(29,273)	(64,479)	(4,086)	—	(18,397)
Income tax provision	—	(580)	(59)	(21)	—	(660)

Income (loss) before equity in net income (loss) of affiliates	79,441	(29,853)	(64,538)	(4,107)	—	(19,057)

Equity in net income (loss) of affiliates	(98,498)	(68,645)	—	—	167,143	—
Net income (loss)	$(19,057)	$(98,498)	$(64,538)	$(4,107)	$167,143	$(19,057)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$2,816,082	$15,201	$—	$2,831,283
Intercompany	—	—	2	22,547	(22,549)	—
Related parties	—	—	146,215	—	—	146,215
	—	—	2,962,299	37,748	(22,549)	2,977,498

Costs and expenses
Materials, labor, and other operating expenses	—	1,124	2,596,500	40,112	(17,623)	2,620,113
Materials, labor, and other operating expenses from related parties	—	—	70,026	—	—	70,026
Depreciation and amortization	—	435	33,492	2,331	—	36,258
Selling and distribution expenses	—	—	228,975	2,570	—	231,545
General and administrative expenses	1	8,642	32,602	237	(4,926)	36,556
General and administrative expenses from related party	—	8,143	—	—	—	8,143
Gain on sale of Paper and Packaging & Newsprint assets	—	(2,915)	—	—	—	(2,915)
Other (income) expense, net	8,357	410	1,839	28	—	10,634
	8,358	15,839	2,963,434	45,278	(22,549)	3,010,360

Loss from operations	(8,358)	(15,839)	(1,135)	(7,530)	—	(32,862)

Equity in net loss of Boise Inc.	(11,328)	—	—	—	—	(11,328)
Impairment of investment in Boise Inc.	(208,074)	—	—	—	—	(208,074)
Foreign exchange gain (loss)	—	(1,645)	(345)	159	—	(1,831)
Change in fair value of contingent value rights	—	(507)	—	—	—	(507)
Change in fair value of interest rate swaps	—	(6,284)	—	—	—	(6,284)
Interest expense	—	(33,460)	(8)	(845)	—	(34,313)
Interest expense—intercompany	—	(158)	(1)	(1,435)	1,594	—
Interest income	2,760	4,621	296	14	—	7,691
Interest income—intercompany	—	68	1,526	—	(1,594)	—
	(216,642)	(37,365)	1,468	(2,107)	—	(254,646)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(225,000)	(53,204)	333	(9,637)	—	(287,508)
Income tax provision	—	(363)	(107)	—	—	(470)

Income (loss) before equity in net income (loss) of affiliates	(225,000)	(53,567)	226	(9,637)	—	(287,978)

Equity in net income (loss) of affiliates	(62,978)	(9,411)	—	—	72,389	—
Net income (loss)	$(287,978)	$(62,978)	$226	$(9,637)	$72,389	$(287,978)

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$5	$264,364	$16	$221	$—	$264,606
Receivables
Trade, less allowances	—	2	101,827	1,077	—	102,906
Intercompany	—	—	56	—	(56)	—
Related parties	—	6	291	—	—	297
Other	—	(30)	4,259	342	—	4,571
Inventories	—	—	255,287	5,915	—	261,202
Prepaid expenses and other	—	955	2,805	48	—	3,808
	5	265,297	364,541	7,603	(56)	637,390

Property
Property and equipment, net	—	1,561	260,662	11,346	—	273,569
Timber deposits	—	—	10,588	—	—	10,588
	—	1,561	271,250	11,346	—	284,157

Deferred financing costs	—	3,626	—	—	—	3,626
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,906	—	—	8,906
Other assets	—	19	5,970	—	—	5,989
Investments in affiliates	418,392	526,591	—	—	(944,983)	—
Total assets	$418,397	$797,094	$662,837	$18,949	$(945,039)	$952,238

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2010 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$7,921	$103,714	$779	$—	$112,414
Related parties	—	392	2	—	—	394
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	12,812	26,540	475	—	39,827
Interest payable	—	3,291	—	—	—	3,291
Other	—	2,523	18,726	1,281	—	22,530
	—	26,939	148,982	2,591	(56)	178,456

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	121,709	—	—	—	121,709
Other long-term liabilities	—	10,494	3,622	—	—	14,116
	—	132,203	3,622	—	—	135,825

Redeemable equity units
Series B equity units	2,736	—	—	—	—	2,736
Series C equity units	6,563	—	—	—	—	6,563
Redeemable equity units	—	9,299	—	—	(9,299)	—
	9,299	9,299	—	—	(9,299)	9,299

Commitments and contingent liabilities

Capital
Series A equity units	96,162	—	—	—	—	96,162
Series B equity units	312,936	—	—	—	—	312,936
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	409,093	510,233	16,358	(935,684)	—
Total capital	409,098	409,093	510,233	16,358	(935,684)	409,098
Total liabilities and capital	$418,397	$797,094	$662,837	$18,949	$(945,039)	$952,238

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS

Current
Cash and cash equivalents	$—	$286,999	$19	$83	$—	$287,101
Receivables
Trade, less allowances	—	—	94,422	976	—	95,398
Intercompany	—	—	56	—	(56)	—
Related parties	—	23	2,581	—	—	2,604
Other	—	61	3,038	396	—	3,495
Inventories	—	—	228,286	4,488	—	232,774
Prepaid expenses and other	—	704	1,094	72	—	1,870
	—	287,787	329,496	6,015	(56)	623,242

Property
Property and equipment, net	—	2,405	255,604	12,220	—	270,229
Timber deposits	—	—	9,264	—	—	9,264
	—	2,405	264,868	12,220	—	279,493

Investment in equity affiliate (Boise Inc.)	62,967	—	—	—	—	62,967
Deferred financing costs	—	5,734	—	—	—	5,734
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,919	—	—	8,919
Other assets	—	19	8,340	—	—	8,359
Investments in affiliates	367,252	521,889	—	—	(889,141)	—
Total assets	$430,219	$817,834	$623,793	$18,235	$(889,197)	$1,000,884

Boise Cascade Holdings, L.L.C., and Subsidiaries

Consolidating Balance Sheets at December 31, 2009 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL

Current
Accounts payable
Trade	$—	$7,422	$81,308	$523	$—	$89,253
Related parties	—	2,019	430	—	—	2,449
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	8,941	18,766	180	—	27,887
Interest payable	—	3,644	—	—	—	3,644
Other	—	1,443	14,614	638	—	16,695
	—	23,469	115,118	1,397	(56)	139,928

Debt
Long-term debt	—	303,146	—	—	—	303,146

Other
Compensation and benefits	—	113,290	—	—	—	113,290
Other long-term liabilities	—	10,677	3,624	—	—	14,301
	—	123,967	3,624	—	—	127,591

Redeemable equity units
Series B equity units	2,765	—	—	—	—	2,765
Series C equity units	5,202	—	—	—	—	5,202
Redeemable equity units	—	7,967	—	—	(7,967)	—
	7,967	7,967	—	—	(7,967)	7,967

Commitments and contingent liabilities

Capital
Series A equity units	88,908	—	—	—	—	88,908
Series B equity units	333,344	—	—	—	—	333,344
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	359,285	505,051	16,838	(881,174)	—
Total capital	422,252	359,285	505,051	16,838	(881,174)	422,252
Total liabilities and capital	$430,219	$817,834	$623,793	$18,235	$(889,197)	$1,000,884

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(6,101)	$(33,297)	$9,092	$(4,900)	$29,105	$(6,101)
Items in net income (loss) not using (providing) cash
Equity in net income of Boise Inc.	(1,889)	—	—	—	—	(1,889)
Gain on sale of shares of Boise Inc.	(25,308)	—	—	—	—	(25,308)
Equity in net (income) loss of affiliates	33,297	(4,192)	—	—	(29,105)	—
Depreciation and amortization of deferred financing costs and other	—	3,121	32,635	1,918	—	37,674
Pension expense	—	7,449	—	—	—	7,449
Management equity units expense	—	1,625	—	—	—	1,625
Gain on repurchase of long-term debt	—	(28)	—	—	—	(28)
(Gain) loss on sales of assets, net	—	38	59	(61)	—	36
Other	—	(40)	57	(396)	—	(379)
Decrease (increase) in working capital, net
Receivables	—	107	(6,398)	(47)	—	(6,338)
Inventories	—	—	(27,001)	(1,427)	—	(28,428)
Prepaid expenses and other	—	(251)	(71)	22	—	(300)
Accounts payable and accrued liabilities	—	847	30,369	1,203	—	32,419
Pension contributions	—	(3,873)	—	—	—	(3,873)
Current and deferred income taxes	—	104	(5)	(8)	—	91
Other	—	2,953	683	—	—	3,636
Cash provided by (used for) operations	(1)	(25,437)	39,420	(3,696)	—	10,286
Cash provided by (used for) investment
Proceeds from sale of assets	—	656	520	78	—	1,254
Proceeds from sale of shares of Boise Inc.	86,123	—	—	—	—	86,123
Expenditures for property and equipment	—	(10)	(34,675)	(1,066)	—	(35,751)
Other	—	—	(1,358)	402	—	(956)
Cash provided by (used for) investment	86,123	646	(35,513)	(586)	—	50,670
Cash provided by (used for) financing
Issuances of long-term debt	—	45,000	—	—	—	45,000
Payments of long-term debt	—	(128,451)	—	—	—	(128,451)
Parent/subsidiary transactions	(86,117)	86,117	—	—	—	—
Due to (from) affiliates	—	(510)	(3,910)	4,420	—	—
Cash provided by (used for) financing	(86,117)	2,156	(3,910)	4,420	—	(83,451)
Increase (decrease) in cash and cash equivalents	5	(22,635)	(3)	138	—	(22,495)
Balance at beginning of the period	—	286,999	19	83	—	287,101
Balance at end of the period	$5	$264,364	$16	$221	$—	$264,606

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(19,057)	$(98,498)	$(64,538)	$(4,107)	$167,143	$(19,057)
Items in net income (loss) not using (providing) cash
Equity in net income of Boise Inc.	(79,729)	—	—	—	—	(79,729)
Gain on sale of shares of Boise Inc.	(42,752)	—	—	—	—	(42,752)
Impairment of investment in Boise Inc.	43,039	—	—	—	—	43,039
Equity in net (income) loss of affiliates	98,498	68,645	—	—	(167,143)	—
Depreciation and amortization of deferred financing costs and other	—	3,122	38,696	1,861	—	43,679
Pension expense	—	12,315	—	—	—	12,315
Management equity units expense	—	2,736	—	—	—	2,736
Gain on repurchase of long-term debt	—	(6,026)	—	—	—	(6,026)
(Gain) loss on sale of assets, net	—	548	(394)	4	—	158
Facility closure and curtailment costs	—	—	1,968	—	—	1,968
Other	—	(782)	(410)	(206)	—	(1,398)
Decrease (increase) in working capital, net of acquisitions and dispositions
Receivables	—	715	(17,122)	(843)	—	(17,250)
Inventories	—	—	45,543	1,543	—	47,086
Prepaid expenses and other	—	(1,001)	465	(33)	—	(569)
Accounts payable and accrued liabilities	—	(2,087)	13,265	263	—	11,441
Pension contributions	—	(28,385)	—	—	—	(28,385)
Current and deferred income taxes	—	(11)	210	(1)	—	198
Other	—	(139)	(2,539)	—	—	(2,678)
Cash provided by (used for) operations	(1)	(48,848)	15,144	(1,519)	—	(35,224)

Cash provided by (used for) investment
Proceeds from sale of assets, net	—	—	467	—	—	467
Proceeds from sale of shares of Boise Inc.	83,172	—	—	—	—	83,172
Expenditures for property and equipment	—	(6)	(15,993)	(807)	—	(16,806)
Acquisition of businesses and facilities	—	—	(4,598)	—	—	(4,598)
Other	—	601	(183)	219	—	637
Cash provided by (used for) investment	83,172	595	(20,307)	(588)	—	62,872

Cash provided by (used for) financing
Issuances of long-term debt	—	60,000	—	—	—	60,000
Payments of long-term debt	—	(65,627)	—	—	—	(65,627)
Tax distributions to members	(10,705)	—	—	—	—	(10,705)
Repurchase of management equity units	(18)	—	—	—	—	(18)
Parent/subsidiary transactions	(72,449)	72,449	—	—	—	—
Due to (from) affiliates	—	(7,296)	5,162	2,134	—	—
Cash provided by (used for) financing	(83,172)	59,526	5,162	2,134	—	(16,350)
Increase (decrease) in cash and cash equivalents	(1)	11,273	(1)	27	—	11,298
Balance at beginning of the period	1	275,726	20	56	—	275,803
Balance at end of the period	$—	$286,999	$19	$83	$—	$287,101

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Cash Flows
For the Year Ended December 31, 2008

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(287,978)	$(62,978)	$226	$(9,637)	$72,389	$(287,978)
Items in net income (loss) not using (providing) cash
Equity in net loss of Boise Inc.	11,328	—	—	—	—	11,328
Impairment of investment in Boise Inc.	208,074	—	—	—	—	208,074
Equity in net loss of affiliates	62,978	9,411	—	—	(72,389)	—
Depreciation and amortization of deferred financing costs and other	—	1,946	33,492	2,345	—	37,783
Related-party interest expense	—	158	1	1,435	(1,594)	—
Related-party interest income	(2,760)	(68)	(1,526)	—	1,594	(2,760)
Pension expense	—	17,063	—	—	—	17,063
Change in fair value of interest rate swaps	—	6,284	—	—	—	6,284
Management equity units expense, net of expense related to the Sale	—	1,542	—	—	—	1,542
(Gain) loss on sale of assets, net	—	(2,915)	(7,989)	1	—	(10,903)
Facility closure costs	—	—	10,796	—	—	10,796
Loss on sale of note receivable from related party	8,357	—	—	—	—	8,357
Other	—	2,209	127	(159)	—	2,177
Decrease (increase) in working capital, net of dispositions
Receivables	—	(11,721)	(301,473)	319,386	34	6,226
Inventories	—	5,611	50,626	6,757	—	62,994
Prepaid expenses and other	—	3,375	1,495	631	—	5,501
Accounts payable and accrued liabilities	—	(16,351)	(55,127)	(7,800)	(34)	(79,312)
Pension contributions	—	(20,417)	—	—	—	(20,417)
Current and deferred income taxes	—	(1,504)	291	(658)	—	(1,871)
Other	—	12,352	(14,417)	2,746	—	681
Cash provided by (used for) operations	(1)	(56,003)	(283,478)	315,047	—	(24,435)

Cash provided by (used for) investment
Proceeds from sale of assets, net of cash contributed	—	1,201,939	23,505	45,532	—	1,270,976
Proceeds from sale of note receivable from related party, net	52,737	—	—	—	—	52,737
Expenditures for property and equipment	—	(1,938)	(46,796)	(3,133)	—	(51,867)
Increase in restricted cash	—	(183,290)	—	—	—	(183,290)
Decrease in restricted cash	—	183,290	—	—	—	183,290
Other	—	(968)	952	(386)	—	(402)
Cash provided by (used for) investment	52,737	1,199,033	(22,339)	42,013	—	1,271,444

Cash provided by (used for) financing
Issuances of long-term debt	—	115,000	—	125,000	—	240,000
Payments of long-term debt	—	(920,563)	—	(165,000)	—	(1,085,563)
Short-term borrowings	—	(10,500)	—	—	—	(10,500)
Tax distributions to members	(128,058)	—	—	—	—	(128,058)
Repurchase of management equity units	(28,634)	—	—	—	—	(28,634)
Cash paid for termination of interest rate swaps	—	(11,918)	—	—	—	(11,918)
Parent/subsidiary transactions	103,956	(103,956)	—	—	—	—
Due to (from) affiliates	—	12,201	305,816	(318,017)	—	—
Other	—	(4,156)	—	—	—	(4,156)
Cash provided by (used for) financing	(52,736)	(923,892)	305,816	(358,017)	—	(1,028,829)
Increase (decrease) in cash and cash equivalents	—	219,138	(1)	(957)	—	218,180
Balance at beginning of the period	1	56,588	21	1,013	—	57,623
Balance at end of the period	$1	$275,726	$20	$56	$—	$275,803

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Boise Cascade Holdings, L.L.C.:

We have audited the accompanying consolidated balance sheets of Boise Cascade Holdings, L.L.C., and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Holdings, L.L.C., and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho
March 2, 2011

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was determined as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2010, management conducted an assessment of the effectiveness of BC Holdings’ internal control over financial reporting, including the effectiveness of the services provided to us under the Outsourcing Services Agreement with Boise Inc., based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. Management reviewed the results of its assessment with our CEO and CFO. Based on this assessment, our CEO and CFO concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to Regulation S-K 308(b) of the Securities and Exchange Commission that permits the company, as a non-accelerated filer, to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a list of our directors and officers as of February 28, 2011, along with brief descriptions of their business positions and experience during the past five years and their educational background. All officers listed are “executive officers” as defined pursuant to Section 16 of the Securities Exchange Act of 1934 except Messrs. Corrick, Gadda, and Stokes.

Name	Age	Position

Matthew R. Broad	51	Nonexecutive Director
John W. Madigan	73	Nonexecutive Director
Christopher J. McGowan	39	Nonexecutive Director
Samuel M. Mencoff	54	Nonexecutive Director
Matthew W. Norton	32	Nonexecutive Director
Thomas S. Souleles	42	Nonexecutive Director
Duane C. McDougall	59	Nonexecutive Director and Chairman of the Board
Thomas E. Carlile	59	Chief Executive Officer and Director
Stanley R. Bell	64	President, Building Materials Distribution
Thomas A. Lovlien	55	President, Wood Products Manufacturing
Wayne M. Rancourt	48	Chief Financial Officer, Senior Vice President, and Treasurer
David G. Gadda	63	Vice President, Legal
Kelly E. Hibbs	44	Vice President and Controller
John T. Sahlberg	57	Vice President, Human Resources and General Counsel
Thomas K. Corrick	55	Senior Vice President, Engineered Wood Products
Nick Stokes	53	Senior Vice President, Building Materials Distribution

Matthew R. Broad, Director

Mr. Broad has served as one of our directors since November 2006. Mr. Broad became the executive vice president and general counsel of OfficeMax Incorporated (formerly known as Boise Cascade Corporation) in 2004. OfficeMax provides office supplies and paper, print and document services, technology products and solutions, and furniture to large, medium, and small businesses and consumers. From 1989 to 2004, Mr. Broad was associate general counsel of Boise Cascade Corporation and also served as corporate secretary of Boise Cascade Office Products Corporation, a wholly owned subsidiary of Boise Cascade Corporation. Mr. Broad received a B.A. in business economics from the University of California, Santa Barbara, and a J.D. from the University of California, Hastings College of Law. Mr. Broad has not held any public company directorships in the past five years. Mr. Broad serves on our board as a designee of OfficeMax and, as such, provides our board of directors with insight into the perspective of a significant minority equity holder.

John W. Madigan, Director

Mr. Madigan has served as one of our directors since January 2005. Mr. Madigan serves as an advisor to Madison Dearborn Partners, LLC. In December 2003, Mr. Madigan retired from Tribune Company, where he had served as chairman and chief executive officer since 1996. Tribune Company operates businesses in publishing, interactive media, and broadcasting. Mr. Madigan’s experience in directing the operations of a major corporation provides our board of directors with perspective on operating issues. Mr. Madigan holds bachelor’s and master’s degrees in business administration from the University of Michigan. Mr. Madigan is a member of the board of directors of Gilead Sciences, Inc. He has also served on the boards of directors of Morgan Stanley and AT&T Wireless; he no longer serves on these two boards.

Christopher J. McGowan, Director

Mr. McGowan has served as one of our directors since October 2004. Mr. McGowan has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1999 and currently serves as a managing director concentrating on investments in the basic industries sector. Prior to joining Madison Dearborn Partners, Mr. McGowan was with AEA Investors, Inc., and Morgan Stanley & Co. Incorporated. Mr. McGowan received a B.A. from Columbia University and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. McGowan currently serves on the boards of directors of BWAY Holding Company, Forest Products Holdings, L.L.C., and Smurfit Kappa Group Ltd. (formerly known as Jefferson Smurfit Group). Mr. McGowan also serves on the boards of directors of the Illinois Venture Capital Association and the University of Chicago Laboratory Schools. He is also a member of the Hyde Park Angels. Mr. McGowan was a member of the board of directors of First Wind Partners in 2009; he no longer serves on this board. Mr. McGowan provides strong finance skills to our board of directors. Mr. McGowan serves on our board as a designee of our majority owner, Forest Products Holdings, L.L.C. (FPH).

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

Matthew W. Norton, Director

Mr. Norton has served as one of our directors since December 2008. Mr. Norton has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 2008 and currently serves as a vice president. From August 2006 to May 2008, Mr. Norton attended The Wharton School of the University of Pennsylvania. From 2004 to August 2006, he was employed by Madison Dearborn Partners as an associate. From 2001 to 2004, he was employed by Merrill Lynch. Mr. Norton received a B.S. and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Norton was also a member of the board of directors of Boise Inc. until January 2010, and he is a current member of the boards of directors of Forest Products Holdings, L.L.C., and Fieldglass, Inc. Mr. Norton provides strong finance skills to our board of directors. Mr. Norton serves on our board as a designee of our majority owner, FPH.

Thomas S. Souleles, Director

Mr. Souleles has served as one of our directors since October 2004. Mr. Souleles has been employed by our equity sponsor, Madison Dearborn Partners, LLC, since 1995 and currently serves as a managing director concentrating on investments in the basic industries sector. Prior to joining Madison Dearborn Partners, Mr. Souleles was with Wasserstein Perella & Co., Inc. Mr. Souleles received an A.B. from Princeton University, a J.D. from Harvard Law School, and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Souleles is also a member of the boards of directors of BWAY Holding Company, Forest Products Holdings, L.L.C., Packaging Corporation of America, and The Children’s Memorial Medical Center and of the board of trustees of the National Multiple Sclerosis Society, Greater Illinois Chapter. Mr. Souleles was a member of the boards of directors of Boise Inc., Magellan GP, LLC, Magellan Midstream Holdings GP, LLC, Great Lakes Dredge & Dock Corporation, and US Power Generating Company; he no longer serves on these boards. Mr. Souleles provides strong finance skills to our board of directors. Mr. Souleles serves on our board as a designee of our majority owner, FPH.

Duane C. McDougall, Chairman of the Board and Director

Mr. McDougall has served as our board chairman since December 2008 and has been a director of the company since 2005. Mr. McDougall also served as our chief executive officer from December 2008 to August 2009. Prior to joining Boise Cascade, Mr. McDougall was president and chief executive officer of Willamette Industries, an international paper and forest products company, until its sale in 2002. During his 23-year career with Willamette, Mr. McDougall held numerous operating and finance positions before becoming president and chief executive officer of Willamette. Mr. McDougall received a B.S. in accounting from Oregon State University. Mr. McDougall is also a member of the boards of directors of Cascade Corporation, Forest Products Holdings, L.L.C., The Greenbrier Companies, West Coast Bancorp, and StanCorp Financial Group, Inc. Mr. McDougall was a member of the board of directors of InFocus Corporation; he no longer serves on this board. Mr. McDougall’s experience as the CEO of a major forest products company provides our board of directors with valuable insight on operational and industry issues. Mr. McDougall serves on our board of directors pursuant to an agreement between FPH, OfficeMax, and us. For a description of Mr. McDougall’s employment contract as a non-officer employee, see “Compensation of Directors” in “Item 11. Executive Compensation” of this Form 10-K.

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

Wayne M. Rancourt, Chief Financial Officer, Senior Vice President, and Treasurer

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

David G. Gadda, Vice President, Legal

Mr. Gadda currently serves as our vice president, Legal. Prior to January 1, 2011, he served as our vice president, general counsel, and corporate secretary, a position he assumed in February 2008, following the divestiture of our paper and packaging businesses. From December 2005 to January 2008, Mr. Gadda served as our vice president, Legal. From October 2004 to November 2005, Mr. Gadda served as associate general counsel in our legal department. Mr. Gadda received a B.S. in economics from the University of Oregon and a J.D. from the University of California, Berkeley School of Law, and completed the Stanford Executive Program. Mr. Gadda is a member of the California, Idaho, and Oregon state bar associations.

Kelly E. Hibbs, Vice President and Controller

On January 12, 2011, our board of directors elected Kelly E. Hibbs, as our vice president and controller, effective February 1, 2011. Prior to Mr. Hibbs’ election as our vice president and controller, he had served as our director of strategic planning and internal audit since February 2008. From October 2004 to February 2008, Mr. Hibbs served as manager of financial forecasts and projects. Mr. Hibbs received a B.A. in accounting from Boise State University. He is a certified public accountant.

John T. Sahlberg, Vice President, Human Resources and General Counsel

Mr. Sahlberg became general counsel and corporate secretary effective January 1, 2011. He also continues to serve as our vice president, Human Resources, a position he has held since 2008, following the divestiture of our paper and packaging businesses. Prior to that, he served as director of Human Resources from February 2006 to February 2008. From October 2004 through January 2006, he was the director of labor relations. Mr. Sahlberg received a bachelor’s degree in economics from Harvard College and a J.D. from Georgetown University. He is a member of the Idaho State Bar.

Thomas K. Corrick, Senior Vice President, Engineered Wood Products

Mr. Corrick became our senior vice president of Engineered Wood Products in February 2011. Mr. Corrick previously served as vice president of Engineered Wood Products from January 2005 to February 2011. From October 2004 to January 2005, he served as the general manager of Engineered Wood Products. Mr. Corrick received both his bachelor’s and master’s degrees in business administration from Texas Christian University.

Nick Stokes, Senior Vice President, Building Materials Distribution

Mr. Stokes became our senior vice president, Building Materials Distribution in February 2011. Mr. Stokes previously served as vice president, Building Materials Distribution from October 2004 to February 2011. Mr. Stokes received a B.S. in management and a B.S. in marketing from the University of Utah.

Messrs. Norton, McGowan, Mencoff, Souleles, and Madigan serve on our board of directors as designees of FPH pursuant to the Securityholders Agreement dated October 29, 2004, as amended on November 10, 2006, among FPH, OfficeMax, and us (the Securityholders Agreement). Mr. Broad serves on our board of directors as a designee of OfficeMax pursuant to the Securityholders Agreement. Mr. McDougall serves on our board of directors pursuant to the terms of his employment agreement. Mr. Carlile serves on our board of directors as our chief executive officer pursuant to the terms of the Securityholders Agreement. We have further described the Securityholders Agreement in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Form 10-K. Mr. McDougall’s employment agreement is described in “Compensation of Directors” in “Item 11. Executive Compensation” of this Form 10-K. There are no other arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Each of our directors will serve until such person’s successor is elected and qualified or until such person’s death, resignation, or removal. Our board of directors has the power to appoint our officers. Each officer will hold office for the term determined by the board of directors and until such person’s successor is chosen and qualified or until such person’s death, resignation, or removal.

There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she was selected to be an officer of the company. None of our officers hold an employment contract with the company or any of its subsidiaries.

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

During 2010, our audit committee held four meetings.

During 2010, no officer or employee served as a member of the audit committee. Mr. McDougall’s membership in the audit committee terminated when he served as chief executive officer of the company during the time period of December 2008 to August 2009 and resumed in August 2009.

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

•                  Reviewing and approving the compensation and incentive opportunities of our elected officers;

•                  Reviewing and approving employment contracts, severance arrangements, incentive arrangements, change-in-control arrangements, and other similar arrangements between us and our elected officers;

•                  Receiving periodic reports on the company’s compensation programs as they affect all employees;

•                  Reviewing executive succession plans for business and staff organizations; and

•                  Handling such other matters that are specifically delegated to the compensation committee by the board of directors from time to time.

During 2010, our compensation committee held four meetings.

Compensation Committee Interlocks and Insider Participation

During 2010, no officer or employee served as a member of the compensation committee, except for Mr. McDougall, who is employed by the company to act as the chairman of its board of directors. See “Compensation of Directors” in “Item 11. Executive Compensation” of this Form 10-K for a description of Mr. McDougall’s employment agreement. Messrs. Mencoff and Souleles each served as initial officers of the company when it was formed in 2004. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee, except that Mr. Carlile serves as a director of FPH.

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

ITEM 11.           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Named Executive Officers

Our Named Executive Officers for 2010 and the positions they held with the company as of December 31, 2010, are:

Thomas E. Carlile—Chief Executive Officer

Stanley R. Bell—President, Building Materials Distribution

Thomas A. Lovlien—President, Wood Products Manufacturing

Wayne M. Rancourt—Senior Vice President, Chief Financial Officer, and Treasurer

David G. Gadda—Vice President, General Counsel, and Secretary

Throughout this “Item 11. Executive Compensation” the term Named Executive Officer is intended to refer to the individuals identified above. The term Officer is intended to refer to those persons holding the title of Vice President, Senior Vice President, President, or Chief Executive Officer, all of whom are identified in “Item 10. Directors, Executive Officers, and Corporate Governance.”

Summary of Key Events and Drivers

During 2010, the continuing depressed conditions in our product markets caused the compensation committee to refrain from engaging in a general review of the base compensation of any of our Named Executive Officers. However, certain changes were made in compensation plans affecting our salaried employees generally, which affected our Named Executive Officers who were participants in such plans. These changes are described below and in the balance of this “Item 11. Executive Compensation.” The major compensation events affecting our Named Executive Officers during 2010 were as follows:

1.  The salary freeze adopted in early 2009 was lifted in August 2010 for salaried employees other than Officers. Due to continuing adverse economic conditions experienced during 2010, no adjustments were made during the year to the base salaries of any of the Named Executive Officers.

2.  The suspension of the company’s matching payments under its 401(k) plan for salaried employees was terminated in March 2010. At that time, a new plan provision was implemented under which the company provides a specific cash contribution to each employee’s account under the plan (regardless of whether the employee makes a contribution at any level). Each of the Named Executive Officers participated in this plan, as described in more detail below.

3.  In October 2009, the compensation committee adopted a new long-term incentive compensation plan for approximately 85 of the company’s senior managers, including its Named Executive Officers. Award Notices made under that plan were approved by the compensation committee in February 2010. In February 2011, the compensation committee confirmed the awards for 2010 calculated under the terms of the plan and directed payment of the initial installment of the 2010 awards. In addition, in February 2011, Award Notices for the 2011 iteration of the plan were approved by the committee.

4.  In February 2011, the compensation committee approved award payments to our Named Executive Officers and other participants for amounts earned under our annual Incentive and Performance Plan for the 2010 plan year. The committee also approved issuance by the company of Award Notices under such plan, which establish the criteria for 2011 awards for our Named Executive Officers and other participants in the plan.

5.  On December 31, 2010, all of the time-vesting Series C equity units held by participants in our Management Equity Plan (which includes all of our Named Executive Officers) vested. In addition, on the same date, a final determination was made with respect to the vesting of the performance-vesting Series C equity units held under such plan by our Named Executive Officers and other plan participants. The performance criteria for vesting were not satisfied, and all of the plan’s performance-vesting Series C equity units held by our Named Executive Officers were forfeited.

6.  On January 1, 2011, the company’s vice president, general counsel, and secretary, David G. Gadda relinquished his positions as general counsel and secretary and reduced his work schedule to approximately one-half time, with an adjustment to his base compensation proportionate to actual time worked. Mr. Gadda will continue to participate in the company’s incentive compensation and other compensation and benefit plans and perquisites without change in the applicable terms of those plans and perquisites. Mr. Gadda’s responsibilities as general counsel and secretary have been assumed as of January 1, 2011, by our vice president, Human Resources, John T. Sahlberg.

Executive Compensation Program Objectives

Our compensation committee’s overall compensation objective with respect to our Named Executive Officers is to provide a compensation package that will:

•                  Provide aggregate compensation that reflects the market compensation for executives with similar responsibilities with due adjustment to reflect the experience, performance, and other distinguishing characteristics of specific individuals.

•                  Align compensation with the company’s performance on both a short-term and long-term basis;

•                  Link each Named Executive Officer’s compensation to his or her performance and the areas for which he or she is responsible;

•                  Attract, motivate, reward, and retain the broad-based management talent critical to achieving the company’s business goals;

•                  Align the interests of our Named Executive Officers with those of our principal equity owners through their ownership of the company’s management equity units; and

•                  Recognize limitations on the company’s ability to pay arising from the adverse conditions in its principal product markets.

What the Compensation Program Is Designed to Reward

The compensation program as a whole is designed to provide a base level of compensation that will attract and retain the broad-based management talent the compensation committee believes is essential to achieving the company’s strategic objectives and to reward, with additional short-term and long-term compensation, performance by its Named Executive Officers that maintains and creates value for our equity investors. Although we anticipate that the specific details of our executive compensation and benefits may be altered from time to time to reflect economic conditions, changes in the market for executive talent, the company’s business strategies and regulatory changes, the overall objectives of our compensation and benefits will remain substantially the same over time.

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

Management and the compensation committee have historically utilized compensation and benefits surveys to ascertain market levels of aggregate compensation and the allocation of that compensation among specific compensation elements for its Named Executive Officers. Aggregate compensation and each of the major elements (base salary, annual variable incentive compensation, and long-term incentive compensation) for the company’s Named Executive Officers had been targeted at the 50th percentile of the surveyed companies. However, the specific aggregate compensation (and the allocation thereof among the elements of such total compensation) paid to any of our Named Executive Officers may be below or above such target levels, depending on subjective judgments made by the compensation committee based on factors such as the specific Officer’s tenure with the company and in his or her position, responsibilities that vary from the benchmark position, and historical performance in the job.

Due to the salary freeze disclosed above, the compensation committee did not engage in a comprehensive review of Named Executive Officer compensation during 2009 or 2010. In establishing 2008 compensation levels and elements, the salary component of which remained in place for Named Executive Officers during 2009 and 2010 due to the salary freeze, the compensation committee relied upon data from surveys produced by Hewitt Associates and the Forest Products Industry Compensation Association (FPICA).

•                  The Hewitt Associates survey provides data on a general industry peer group of approximately 350 manufacturing and services companies, excluding utilities and financial companies. Hewitt’s TCM (Total Compensation MeasurementTM) is a consistent and proprietary methodology for valuing “total” compensation. TCM captures, among other things, base salary, short-term cash incentives (actual and targets), and long-term incentives. There is a wide range of consistent benchmark positions in TCM that cover a broad spectrum of organizational functions. Access to TCM data is available exclusively through participation, and TCM adheres to strict data privacy regulations. No individual company information is reported on an identifiable basis. Hewitt applied a regression analysis based on sales scope to the TCM survey data. This provided us with compensation information for our benchmarked jobs, including our Named Executive Officers.

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

In connection with the committee’s 2009 evaluation and approval of the new long-term incentive plan, the committee retained the services of Fredric W. Cook & Co., Inc. (FWC), a compensation consultant. FWC prepared a comprehensive analysis of the company’s compensation packages for its Named Executive Officers (except Mr. Rancourt, who was not then a Named Executive Officer) and compared the specific elements of such compensation and the aggregate value with a group of peer companies selected by the consultant. The committee used the results of this study to guide it in adoption of the long-term incentive plan and in the determination of the terms of the Award Notices to the Named Executive Officers approved in February 2010 under the long-term incentive plan.

Executive Compensation Program Elements

The five elements of the company’s executive compensation program are:

•                  Base salary;

•                  Annual variable incentive compensation (Incentive and Performance Plan);

•                  Ad hoc bonus awards;

•                  Long-term incentive compensation (Management Equity Plan and, for 2010 and beyond, the 2010 Cash Long-Term Incentive Plan); and

•                  Other compensation and benefit plans.

Base Salary

The company provides a base salary to Officers to attract and retain talented and experienced individuals to provide management and leadership services to the company.

The committee customarily reviews base salaries for Named Executive Officers annually and at the time of promotions or other changes in responsibilities. Almost all salaried positions, including each Named Executive Officer position, have an established salary guideline. The midpoint of each salary guideline approximates the median salary, adjusted for company size (in sales) of equivalent positions at our surveyed companies. While the salary target range for our Named Executive Officers is the midpoint of the salary guideline, an individual’s salary may fall above or below the midpoint based on a subjective evaluation of factors such as the individual’s level of responsibility, performance, and years of experience.

As noted above, due to extreme adverse conditions in the company’s product markets, the compensation committee and management imposed a freeze on all salaried compensation levels at the level in effect at year-end 2008. Although normal salaried compensation review procedures were reinstated in August 2010, Officer salaries remained frozen. As a result, the compensation committee’s customary annual review of Officer salaries did not occur in 2009 or 2010. The 2008 salaries of the Named Executive Officers, which were determined in accordance with and utilizing the market data described above, remained in effect throughout 2009 and 2010, except for promotional increases granted to Mr. Rancourt and Mr. Carlile in 2009 and a reduction in Mr. Gadda’s salary as of January 1, 2011, reflecting the reduction of his duties occurring on that date. No comprehensive review of new market data was utilized in arriving at the promotional increases granted to Mr. Carlile and Mr. Rancourt in 2009. The committee arrived at the base salaries granted Mr. Carlile and Mr. Rancourt on the basis of a comparative analysis of the base salaries accorded their predecessors, along with their relative levels of experience, compared with that of their predecessors. The committee also considered, with respect to Mr. Rancourt, the more limited scope of his responsibilities, compared with those of his predecessor. The reduction in Mr. Gadda’s base salary was based primarily on the committee’s understanding that he would reduce his time commitment by half.

Annual Variable Incentive Compensation (Incentive and Performance Plan)

The annual Incentive and Performance Plan is designed to recognize and reward the contributions that Named Executive Officers and other participants have made to the company’s annual performance. The plan does this by linking a portion of the annual cash compensation of each participant to performance measures that are expected to positively affect the company’s annual financial performance. We offer this plan to encourage and reward conduct that will lead to better performance of our businesses as measured by the criteria used for determining award amounts. Each individual’s participation in the plan, along with the criteria for calculation of the payout to such participant, is established annually by action of our compensation committee and communicated to the participants in an Annual Incentive Award Notification (Award Notice). After the end of each year, a determination of the amount payable under the plan on account of the year is made by the compensation committee and the resulting payments (Awards) are made to participants.

2010 Variable Incentive Compensation

For 2010, each of our Named Executive Officers participated in our annual Incentive and Performance Plan. The plan provided for Awards to be calculated as a percentage of base salary, based on the extent to which the financial goals and performance objectives were met during the year, and on the exercise of the compensation committee’s discretion. The 2010 annual incentive Award targets for our Named Executive Officers were as follows:

Officer	Target as a Percentage of Base Salary

Thomas E. Carlile	100%

Thomas A. Lovlien	55%

Stanley R. Bell	55%

Wayne M. Rancourt	55%

David G. Gadda	45%

The actual Awards may be less than or greater than the target incentive amounts depending on the achievement of predetermined financial goals and performance objectives and the exercise of the compensation committee’s discretion. The dollar amount of the threshold, target, and maximum Award payable to each of our Named Executive Officers is set out in the table found under “Grants of Plan-Based Awards” in this “Item 11. Executive Compensation.”

The annual financial goals required for each of our Named Executive Officers under our 2010 Incentive and Performance Plan were as follows:

Officer	Financial Criteria	Requirement For Threshold Payment $ or %	Requirement For Target Payment $ or %	Requirement For Maximum Payment $ or %

Thomas E. Carlile	100% Corporate EBITDA	(20) million	5 million	60 million

Stanley R. Bell	25% Corporate EBITDA	(20) million	5 million	60 million
	37.5% BMD Division EBITDA	10 million	20 million	50 million
	37.5% BMD Division PRONWC	0%	6.3%	21.0%

Thomas A. Lovlien	25% Corporate EBITDA	(20) million	5 million	60 million
	75% Wood Products Division EBITDA	(15) million	0 million	30 million

Wayne M. Rancourt	100% Corporate EBITDA	(20) million	5 million	60 million

David G. Gadda	100% Corporate EBITDA	(20) million	5 million	60 million

EBITDA means earnings before interest (interest expense and interest income), income taxes, and depreciation and amortization at the corporate or division level as indicated in the table above and adjusted in each case for special items. PRONWC means pretax return on net working capital. It is calculated by dividing Building Materials Distribution segment operating income by the segment’s average net working capital reported as of each month-end during a 13 month period running from December 31, 2009 through December 31, 2010, adjusted in each case for special items. The compensation committee believes that EBITDA adjusted for special items represents a financial measure that closely approximates the value delivered by management to the company’s equity owners and is a key measure of performance frequently used by the company’s debt holders. The compensation committee included PRONWC as a portion of Mr. Bell’s performance criteria because it reflects his division’s control of its working capital, which is a critical financial measure in our distribution business.

At its meeting in February 2011, our compensation committee confirmed the payment to each of our Named Executive Officers of an Award that was calculated in accordance with the plan’s metrics. The amounts approved by the committee for payment to each of the Named Executive Officers pursuant to the 2010 plan are reported in the column titled Non-Equity Incentive Plan Compensation in the Summary Compensation Table.

2011 Variable Incentive Compensation

At the compensation committee’s meeting in February 2011, the committee approved the details of the company’s 2011 annual Incentive and Performance Plan. No changes were made to the plan document or the methods for calculating the financial criteria to be used in determining each Named Executive Officer’s Award under the plan. Financial criteria and target compensation for the Named Executive Officers were established as follows:

Officer	Financial Criteria	Target as a Percentage of Base Salary

Thomas E. Carlile	100% Corporate EBITDA	100%

Stanley R. Bell	25% Corporate EBITDA 37.5% BMD Division EBITDA 37.5% BMD Division PRONWC	55%

Thomas A. Lovlien	25% Corporate EBITDA 75% Wood Products Division EBITDA	55%

Wayne M. Rancourt	100% Corporate EBITDA	55%

David G. Gadda	100% Corporate EBITDA	45%

As in past years, the committee reserved broad discretion to adjust the formula payout of the annual incentive plan based on its perception of the performance of the company relevant to market conditions prevailing during the plan period, along with other factors it deems relevant, including the company’s performance compared with competitors and its ability to bear the cost of the payout.

2010 Bonus Payments

From time to time, the company may elect to grant an ad hoc bonus to one or more of the Officers or other employees to recognize and reward exemplary performance providing value to the company that is not recognized by the structure of the company’s short-term incentive compensation plan. These bonus payments are not governed by any formal plan, and no Officer has any contractual entitlement or expectation of any such payment. The amount and timing of the grant of any such bonus to Named Executive Officers are determined by the compensation committee at its sole discretion. No ad hoc bonuses were paid to any of our Named Executive Officers as compensation for 2010.

Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)

We have two long-term incentive plans in place that affect the compensation of our Named Executive Officers: the Management Equity Plan and the 2010 Cash Long-Term Incentive Plan. We offer these plans to ensure a long-term alignment of the interests of senior management with those of our equity investors and to provide an ongoing retention incentive to the participating Officers and employees.

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

MDP implemented its management investment philosophy in our case through the creation of our Management Equity Plan. The compensation committee believes the Management Equity Plan aligns the interests of the Named Executive Officers and other management investors (the Management Investors) with those of the company’s equity investors. Under the terms of the Management Equity Plan, each Named Executive Officer has made a personally significant investment in the company. With limited exceptions described below, he or she may be required to maintain that investment or interest for the same term as MDP maintains its investment in the company.

Shortly after the completion of our acquisition of the forest products and paper assets of OfficeMax (the Forest Products Acquisition), our parent company, Forest Products Holdings, L.L.C. (FPH) offered an opportunity to purchase its Series B equity units to each of 171 of the Management Investors. The Series B equity units were priced at $1.00 per unit, which was the same price paid by MDP for its investment in FPH made to fund the acquisition. If a Management Investor elected to purchase Series B equity units (which all of our Named Executive Officers and substantially all of the other offerees elected to do), he or she was also awarded a grant of the FPH Series C equity units. The Series B equity units are the voting common equity units of FPH. The Series C equity units are nonvoting equity units of FPH, which share in the appreciation in the value of FPH only after the holders of the Series B equity units have recovered a specified participation threshold. The participation threshold for Series C units issued in 2004 was $1.00 per outstanding Series B unit.

In 2006, an additional award of Series C equity units was made to a limited group of individuals, including one of our current Named Executive Officers and three of our directors. These Series C units have a participation threshold of $2.00 per outstanding Series B unit.

As a result of employment terminations due principally to business unit divestitures and retirements, our Series B and Series C management equity units are now held by 57 of our key managers. The FPH Series B and Series C equity units currently held by our Named Executive Officers are disclosed in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

The 2004 and 2006 purchases and awards (and the subsequent ownership of the FPH Series B and Series C equity units so purchased or awarded) are governed by a series of Management Equity Agreements between FPH, MDP, and each of the Management Investors, which collectively constitute our Management Equity Plan.

The Management Equity Plan contains many of the features typical of an investor rights agreement for a closely held company. The material terms of the Management Equity Plan are:

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

4.               Series B units vested over a five-year period, which ended on December 31, 2009. With regard to Series C units held by Named Executive Officers, 81.45% of those units were subject to a time-vesting requirement, which was fully satisfied on December 31, 2010. The remaining Series C units were subject to a performance-vesting formula satisfaction of which was to be calculated as of December 31, 2010. None of the Series C performance units met their performance-vesting requirements, and accordingly, they were all forfeited at year-end 2010. The number of Series B and Series C units held by each of our Named Executive Officers is disclosed in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” All such units are now fully vested. In contrast to many public company equity compensation plans, vesting does not, under our plan, necessarily create a liquidity opportunity for the Management Investor. Its only effect is on the valuation formulas that may be used when and if a liquidity event occurs.

2010 Cash Long-Term Incentive Plan

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

In February 2010, the compensation committee approved Award Notices under the LTIP for a group of the company’s senior managers, including each of its Named Executive Officers. The Award Notices enabled each such Officer an opportunity to earn a cash Award determined on the basis of a target percentage of the Officer’s base salary (as specified in the Award Notice) and the company’s 2010 achievement against corporate EBITDA goals set forth in the Award Notice. Awards for each Officer may range from a threshold of 50% of the target Award through a maximum of 200% of the target Award, depending on corporate EBITDA achieved for 2010. Although the amount of the Award was to be determined on the basis of the company’s 2010 financial performance, the resulting Award will be paid in three equal installments, which will be payable no later than March 15, 2011, 2012, and 2013. To earn each installment of the Award, a participant must remain an employee of the company through December 31 of the year preceding the due date of the payment; provided that participants who are retirement eligible and who in fact retire prior to such vesting dates will nonetheless be treated as fully vested in all three installments. If in any plan year the company and its service providers are subject to the provisions of Internal Revenue Code Section 457A, participants who meet the plan’s definition of “retirement eligible” will receive an accelerated distribution (the Section 457A Accelerated Payment) equal to 40% the deferred installments of the Award for such plan year. The purpose of this accelerated payment of a portion of the deferred installments is to enable such participants to pay taxes on the imputed income for the deferred installments, which Internal Revenue Code Section 457A imposes on the deferred installments. Plan participants are retirement-eligible if they are age 62 or older and have ten years of service or are age 65 or older.

In considering the LTIP and the 2010 Award Notices, the compensation committee recognized that management’s ownership of Series B and Series C units under the Management Equity Plan will continue to provide an incentive that aligns management’s interests with those of the company’s equity owners. However, it also recognized that with the expiration of the vesting provisions of that structure, an additional long-term incentive component was required to maintain competitive compensation levels, provide a retention incentive, and provide adequate alignment of management’s and equity holders’ interests. In connection with its consideration of the LTIP and the 2010 Award Notices, the compensation committee was advised by a compensation consultant retained by it, Fredric W. Cook & Co., Inc. (FWC). For a description of the FWC analysis and its use by the compensation committee, see “Use of Market Data to Determine Amount and Allocation of Compensation” in “Compensation Discussion and Analysis.”

The target Awards for 2010, expressed as a percentage of base salary, for each of our Named Executive Officers, are disclosed in the table below:

Officer	Target Award as a Percentage of Base Salary

Thomas E. Carlile	100%
Thomas A. Lovlien	50%
Stanley R. Bell	50%
Wayne R. Rancourt	50%
David G. Gadda	40%

The annual financial goals required for each of our Named Executive Officers under our 2010 Long-Term Incentive Plan were as follows:

Officer	Financial Criteria	Requirement For Threshold Payment $	Requirement For Target Payment $	Requirement For Maximum Payment $

Thomas E. Carlile	100% Corporate EBITDA	0 million	50 million	150 million

Stanley R. Bell	100% Corporate EBITDA	0 million	50 million	150 million

Thomas A. Lovlien	100% Corporate EBITDA	0 million	50 million	150 million

Wayne M. Rancourt	100% Corporate EBITDA	0 million	50 million	150 million

David G. Gadda	100% Corporate EBITDA	0 million	50 million	150 million

EBITDA means earnings before interest (interest expense and interest income), income taxes, and depreciation and amortization at the corporate or division level as indicated in the table above and adjusted in each case for special items. The compensation committee believes that EBITDA adjusted for special items represents a financial measure that closely approximates the value delivered by management to the company’s equity owners and is a key measure of performance frequently used by the company’s debt holders.

In February 2011, Awards, calculated in accordance with the metrics of the Plan and the 2010 Award Notices and the company’s 2010 financial performance, were confirmed by the compensation committee, and payments of initial installments of such 2010 Awards were authorized. In addition, payments of Section 457A Accelerated Payments to two Named Executive Officers who were retirement-eligible were authorized. The amount of such payment authorized for each Named Executive Officer is disclosed in the column titled “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table” and the explanatory footnote to such column.

2011 Long-Term Incentive Compensation

At the compensation committee’s meeting in February 2011, the committee approved the details of the company’s 2011 LTIP Award Notices. No changes were made to the plan document or the methods for calculating the financial criteria to be used in determining each Named Executive Officer’s Award under the plan. Financial criteria and target compensation for the Named Executive Officers were established as follows:

Officer	Financial Criteria	Target as a Percentage of Base Salary

Thomas E. Carlile	100% Corporate EBITDA	100%

Stanley R. Bell	100% Corporate EBITDA	50%

Thomas A. Lovlien	100% Corporate EBITDA	50%

Wayne M. Rancourt	100% Corporate EBITDA	50%

David G. Gadda	100% Corporate EBITDA	40%

As it did in 2010, the committee reserved broad discretion to adjust the formula payout of the annual incentive plan based on its perception of the performance of the company relevant to market conditions prevailing during the plan period, along with other factors it deems relevant, including the company’s performance compared with competitors and its ability to bear the cost of the payout.

Other Compensation and Benefit Plans

The company’s Named Executive Officers receive additional compensation in the form of payments, allocations, or accruals under various other compensation and benefit plans. These plans and benefits, which are described below, are provided to ensure that we are providing an aggregate compensation and benefits package that is competitive in the marketplace, thereby ensuring that we can attract and retain the management talent needed to achieve the company’s strategic objectives.

Defined Benefit Pension Benefits

We maintain a defined benefit pension plan, referred to as the Salaried Pension Plan, as well as supplemental pension plans for certain salaried employees, including each of the Named Executive Officers.

Our Salaried Pension Plan entitles each vested employee to receive a pension benefit at normal retirement age equal to 1.25% of the average of the highest five consecutive years of compensation out of the last ten years of employment through December 31, 2009, multiplied by the participant’s years of service through December 31, 2003, plus 1% of the average of such benchmark compensation level multiplied by the participant’s years of service from December 31, 2003, through December 31, 2009. Under the Salaried Pension Plan, “compensation” is defined as the employee’s taxable base salary plus any taxable amounts earned under our annual variable incentive compensation programs. Benefits are computed on a straight-line annuity basis and are not offset by Social Security or other retirement-type benefits. An employee is 100% vested in his or her pension benefit after five years of unbroken service. Our compensation committee made a decision to freeze the company’s salaried pension plans effective December 31, 2009. Accordingly, no further benefits were earned under this plan after such date.

If an employee is entitled to a greater benefit under the Salaried Pension Plan formula than the Internal Revenue Code allows for tax-qualified plans, or if income is not taxed (and therefore not counted for purposes of benefit amount calculation under the qualified defined benefit plan) due to deferral under the company’s deferred compensation plan, the excess benefits will be paid from the company’s general assets under our unfunded nonqualified Supplemental Pension Plan (SUPP). Because the benefit definition in the SUPP is derivative of that contained in the qualified plan described above, the benefit freeze adopted for the qualified plan at year-end 2009 effected a similar freeze in further benefit accruals as of such date under the SUPP.

Under our unfunded nonqualified Supplemental Early Retirement Plan (SERP), an Officer is eligible for benefits under the plan if he or she: (i) was an Officer of OfficeMax immediately prior to Madison Dearborn Partners’ acquisition of the forest products and paper assets from OfficeMax (the Forest Products Acquisition); (ii) is 55 years old or older (or 58 years old or older for Officers elected on or after June 1, 2004, and before October 29, 2004); (iii) has ten or more years of service; (iv) has served as an Officer for at least five full years; and (v) retires before the age of 62. Eligible Officers retiring prior to age 62 receive an early retirement benefit from the SERP which, in combination with their benefit under the Salaried Pension Plan and the SUPP, equals the benefit calculated under the Salaried Pension Plan and the SUPP, without reduction due to the Officer’s early retirement. Because the benefit definition in the

SERP is derivative of that contained in the qualified plan described above, the benefit freeze adopted for the qualified plan at year-end 2009 effected a similar freeze in further benefit accruals as of such date under the SERP. Benefits payable under the SERP are offset in part by benefits payable under a similar plan maintained by OfficeMax. Messrs. Carlile and Lovlien are currently eligible for early retirement under the SERP. Mr. Rancourt will become eligible for benefits under the SERP when he reaches age 58. Mr. Bell’s age permits him to retire with unreduced benefits under our qualified salaried pension plan and the SUPP, and accordingly, he does not participate in the SERP. Mr. Gadda does not participate in the SERP because he was not an Officer of OfficeMax immediately prior to MDP’s acquisition of the company.

Changes in the aggregate defined benefit pension present values for each of our Named Executive Officers are disclosed in footnote 4 to the “Summary Compensation Table” and the present value of accumulated benefits at December 31, 2010, under each such plan is disclosed with respect to each Named Executive Officer in the table found under the heading “Pension Benefits” of “Compensation Discussion and Analysis.”

401(k) Plan

The company maintains a 401(k) defined contribution savings plan for all of its U.S. salaried employees, including its Named Executive Officers. Under the plan, eligible employees electing to participate may contribute up to 25% of their pretax income, subject to Internal Revenue Service (IRS) rules limiting an individual’s total contributions and the application of IRS tests designed to ensure that the plan does not discriminate in favor of highly compensated employees.

Prior to April 1, 2009, the company provided a matching contribution for eligible participants of $0.70 for each employee dollar contributed up to 6% of the employee’s eligible compensation. Due to adverse conditions in the company’s product markets, the company suspended this matching contribution effective April 1, 2009.

The company and the compensation committee recognized that the decision to eliminate the company’s matching contributions could impair the company’s ability to attract and retain talented employees but believed that the action was necessary on at least a temporary basis to respond to adverse conditions in the company’s product markets. In response to this concern, the company adopted in March 2010 a redesign of the company contribution provisions to the salaried 401(k) plan. Under the redesign, the company provides a contribution to each salaried employee’s 401(k) account for each pay period in an amount equal to 4% of the employee’s eligible wages (base salary and short-term incentive compensation) for such period. In addition, in years in which the company’s EBITDA exceeds specified targets, it will contribute an additional amount to each employee’s 401(k) account, which will range from zero to 4% of the employee’s eligible wages, depending on the affected employee’s number of service years. Amounts in excess of IRS annual limitations on company contributions to qualified defined contribution retirement plans are paid to participants as taxable cash compensation. All of our Named Executive Officers participate in the plan.

Amounts deferred under this plan by Named Executive Officers are included in the salary disclosure in the “Summary Compensation Table,” and amounts contributed to the account of a Named Executive Officer under the plan are included in the “All Other Compensation” disclosure in the “Summary Compensation Table.”

Nonqualified Deferred Compensation

Our Deferred Compensation Plan is an unfunded nonqualified defined contribution plan. Under the plan, participating employees may irrevocably elect each year to defer receipt of a portion of their base salary and incentive compensation. A participant’s account is credited with imputed interest at a rate equal to 130% of Moody’s Composite Average of Yields on Corporate Bonds. In addition, participants may elect to receive their company-matching contribution in our Deferred Compensation Plan in lieu of any matching contribution in our 401(k) savings plan. Participants may receive payment of their deferred compensation plan balance in a lump sum or in monthly installments over a specified period of years following the termination of their employment with the company. Each of our Named Executive Officers is a participant in our Deferred Compensation Plan.

During 2009, management determined that its Deferred Compensation Plan was affected by the company’s status as a disqualified entity under Internal Revenue Code Section 457A. As a result, the committee voted to modify the Deferred Compensation Plan to provide that for so long as the company remains a disqualified entity under Section 457A, no further compensation deferrals will be made under the plan. The company has determined that it remains a disqualified entity for 2010 and has no expectation that such status will change in 2011. As a result, no further compensation was credited by the company to participant accounts during 2010, except for earnings on account balances as they existed on January 1, 2010.

Amounts deferred under this plan by, or contributed to the account under the plan in years prior to the suspension of deferrals and contributions because of Internal Revenue Code Section 457A, of any of our Named Executive Officers are disclosed in the “Summary Compensation Table.”

Agreements With, and Potential Payments to, Named Executive Officers

The company does not have employment agreements with any of its Named Executive Officers other than the limited agreements described below:

Severance Agreements With Messrs. Carlile, Bell, Lovlien, Rancourt, and Gadda

The company is a party to severance agreements with each of its Named Executive Officers entered into in February 2008, including Messrs. Carlile, Bell, Lovlien, Rancourt, and Gadda. The severance agreements are effective for three years, provided that on the second anniversary and each anniversary thereafter, the term of each severance agreement is automatically extended for an additional year unless the company gives 60 days’ prior notice stating otherwise. Notice was not given prior to the second anniversary date in February 2011. Accordingly, the term of such agreements has now been extended to February 22, 2013.

The severance agreements provide that in the event of a “qualifying termination” (meaning any termination with the exception of (i) a termination by the company for cause or disability, (ii) a termination by the employee other than for good reason, or (iii) termination as a result of the employee’s death), an employee will be entitled to receive (a) his or her full base salary through the date of termination, a short-term incentive plan payment for the year of termination based on the plan’s actual payout for the year and prorated to reflect the portion of the year expired, and all other compensation to which he or she is then entitled; (b) a lump-sum severance payment equal to one or two times the sum of such employee’s annual base salary plus target annual incentive bonus for the year in which the termination occurs; and (c) a lump-sum amount equal to the value of such employee’s unused and accrued time off, less any advanced time off. Additionally, the severance agreements provide, in the event of a qualifying termination, for full maintenance of healthcare and insurance benefits for a period of 12 or 18 months following the termination date (subject to payment of required contributions), payment of the premium under the company’s Supplemental Life Plan for 12 or 24 months following the termination date, and if applicable, receipt of the monthly benefit that such employee would have been entitled to receive under the SERP. The higher levels of severance benefits are reserved for those Named Executive Officers at the level of senior vice president and higher (Messrs. Carlile, Lovlien, Bell, and Rancourt).

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

In consideration of the severance payments as described above, each severance agreement contains, with respect to each employee party thereto, confidentiality and nonsolicitation provisions, as well as a provision for general release of all claims against the company and its affiliates, as a condition of payment of benefits under the severance agreement.

Retention Agreements With Messrs. Bell and Lovlien

In October 2009, the company entered into Retention Award Agreements with Messrs. Bell and Lovlien. Each of these agreements provides that the Officer may, by maintaining his employment with the company through a specified vesting date, earn a cash Award equal to his base salary at the time of vesting of the award. The vesting date specified in the agreements is October 31, 2011, for Mr. Bell and December 31, 2012, for Mr. Lovlien. Each agreement provides that if the individual’s employment terminates prior to the vesting date due to death or permanent disability, a prorated award will vest on and be payable within 90 days after such termination and that if employment is terminated due to a sale of the company or of the division which such Officer heads, or for reasons other than a disciplinary reason, the full amount of the award will vest upon such termination and be payable within 90 days thereafter.

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

Messrs. Carlile, Bell, and Lovlien participate in our Officers’ Supplemental Life Plan, under which a company-paid life insurance benefit during employment is provided in an amount equal to two times the Officer’s base salary. The plan also provides a postretirement life insurance benefit for such Officers equal to one times their final base salary.

Amounts paid by the company for the coverage provided to each of our Named Executive Officers is reported in the column titled “All Other Compensation” in the “Summary Compensation Table.”

Compensation Committee Report

Our compensation committee has reviewed and discussed with our management the Compensation Discussion and Analysis set forth above. Based on the review and discussion, our compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2010.

By the compensation committee:

Samuel M. Mencoff, Chair

John W. Madigan

Thomas S. Souleles

Duane C. McDougall

Summary Compensation Table

The following table presents compensation information for Messrs. Carlile, Bell, Lovlien, Rancourt, and Gadda for 2010, 2009, and 2008 to the extent each of them served as one of our Named Executive Officers during each of such years:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Non-Equity Incentive Plan Compen- sation ($)(3)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)(4)	All Other Compen- sation ($)(5)	Total ($)

Thomas E. Carlile	2010	$700,000	$—	$1,060,500	$134,104	$49,218	$1,943,822
Chief Executive Officer	2009	550,000	—	—	210,543	28,901	789,444
	2008	460,000	50,000	125,580	524,386	43,354	1,203,320

Stanley R. Bell	2010	420,000	—	270,254	53,570	29,462	773,286
President, Building Materials	2009	420,000	—	163,505	136,941	45,041	765,487
Distribution	2008	414,333	—	160,000	732,242	46,126	1,352,701

Thomas A. Lovlien	2010	420,000	—	428,400	185,453	30,928	1,064,781
President, Wood Products	2009	420,000	—	—	239,331	28,847	688,178
Manufacturing	2008	414,333	97,020	—	421,618	43,542	976,513

Wayne M. Rancourt	2010	350,000	—	287,700	97,789	13,464	748,953
Sr. Vice President, Chief	2009	303,125	—	—	136,135	8,415	447,675
Financial Officer, and Treasurer

David G. Gadda	2010	300,000	—	222,750	19,230	13,223	555,203
Vice President and	2009	300,000	—	—	183,026	9,973	492,999
General Counsel	2008	292,917	30,000	56,700	182,745	18,278	580,640

(1)                                  Includes amounts deferred under our savings plan and, in 2008 and 2009, our Deferred Compensation Plan. See “401(k) Plan” and “Nonqualified Deferred Compensation” under “Other Compensation and Benefit Plans” in the “Compensation Discussion and Analysis” for a description of these plans. The following amounts initially deferred under the Deferred Compensation Plan during 2009 were distributed to the Officer making the deferral during December 2009, pursuant to an amendment to the Deferred Compensation Plan required to avoid taxation of undistributed amounts under Section 457A of the Internal Revenue Code.

Name	Amount Deferred and Refunded in 2009

Thomas E. Carlile	$43,535

Stanley R. Bell	58,000

Thomas A. Lovlien	51,702

Wayne M. Rancourt	23,706

David G. Gadda	38,670

(2)                                  Includes amounts deferred under our savings plan and Deferred Compensation Plan. See “401(k) Plan” and “Nonqualified Deferred Compensation” under “Other Compensation and Benefit Plans” in the “Compensation Discussion and Analysis” for a description of these plans.

(3)                                  Represents total of (i) payments of Awards under our annual Incentive and Performance Plan for each year reported on and (ii) payments of Awards under our 2010 Cash Long-Term Incentive Compensation Plan for 2010. The specific financial goals and performance objectives at corporate and business unit levels of the Incentive and Performance Plan and the 2010 Cash Long-Term Incentive Compensation Plan are described under “Annual Variable Incentive Compensation (Incentive and Performance Plan)” and “Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term incentive Plan)” in the “Compensation Discussion and Analysis.” The amounts reported in this column include amounts deferred under our savings plan and Deferred Compensation Plan. See “401(k) Plan” and “Nonqualified Deferred Compensation” under “Other Compensation and Benefit Plans” in the “Compensation Discussion and Analysis” for a description of these plans.

The Awards paid to each of the Named Executive Officers for 2010 under the two plans covered by this column were as follows:

Name	Annual Variable Incentive Compensation	2010 Cash Long-Term Incentive Plan(a)

Thomas E. Carlile	$903,000	$157,500
Stanley R. Bell	185,204	85,050
Thomas A. Lovlien	381,150	47,250
Wayne M. Rancourt	248,325	39,375
David G. Gadda	174,150	48,600

(a)                      Under the terms of the 2010 Cash Long-Term Incentive Plan, participants were paid only 1/3 of the 2010 Award with the balance of the Award to be paid in equal installments by March 15 of 2012 and 2013 if they meet a vesting requirement that requires them to remain employed through the end of 2011 and 2012. Amounts awarded for 2010 to Mr. Gadda and Mr. Bell were not subject to the delayed vesting requirement because they met the requirements for retirement-eligible status under the Plan, but they continue to be payable in three annual installments, subject to the following: Amounts paid to Mr. Bell and Mr. Gadda disclosed above include the first installment of the Award determined for the 2010 plan year plus an additional amount equal to 40% of the unpaid balance of the Award as an advance payment of such deferred balance to enable them to pay taxes imposed on them with regard to the deferred portions of the 2010 Award pursuant to Internal Revenue Code Section 457A. See the description of the Plan under “Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)” of the “Compensation Discussion and Analysis.”

(4)                                  Amounts disclosed in this column include the following:

Name	Year	Change in Pension Value(a)	Nonqualified Deferred Compensation Earnings(b)

Thomas E. Carlile	2010	$126,683	$7,421
	2009	199,065	11,478
	2008	516,417	7,969

Stanley R. Bell	2010	37,396	16,174
	2009	112,840	24,101
	2008	714,300	17,942

Thomas A. Lovlien	2010	176,882	8,571
	2009	226,186	13,145
	2008	412,475	9,143

Wayne M. Rancourt	2010	93,788	4,001
	2009	129,962	6,173

David G. Gadda	2010	13,089	6,141
	2009	173,541	9,485
	2008	176,210	6,535

(a)                      The amounts reported in this column reflect the actuarial increase in the present value of their benefits under all pension plans established by the company using interest rate and mortality rate assumptions consistent with those used in the company’s financial statements, including amounts which were distributed to such Officers during 2009 pursuant to amendments made to the SUPP and the SERP, which provided for distribution in December 2009 of amounts earned by participants in the SUPP and the SERP during 2009 to the extent such amounts were taxable pursuant to Internal Revenue Code Section 457A.

(b)                     The amounts reported in this column reflect the above-market portion of the interest earned on deferred compensation during the years in which they were Named Executive Officers. A portion of such above-market interest earned in 2009 was distributed to such Officers pursuant to amendments made to the Deferred Compensation Plan, which provided for distribution in December 2009 of amounts earned by participants in the plan during 2009 to the extent such amounts were taxable pursuant to Internal Revenue Code Section 457A:

Name	Above-Market Earnings Refunded in 2009

Thomas E. Carlile	$1,028

Stanley R. Bell	1,327

Thomas A. Lovlien	1,076

Wayne M. Rancourt	572

David G. Gadda	838

For more information concerning the pension plans and savings and deferred compensation plans in which our Named Executive Officers participate, see “Defined Benefit Pension Benefits,” “401(k) Plan,” and “Nonqualified Deferred Compensation” under “Other Compensation and Benefits Plans” in “Compensation Discussion and Analysis.”

(5)                                  Amounts disclosed in this column include the following:

Name	Year	Company- Matching Contributions to Savings Plans(a)	Company-Paid Portion of Executive Officer Life Insurance(b)	Reportable Perquisites(c)	Tax Reimbursements and Gross-Ups

Thomas E. Carlile	2010	$23,333	$24,403	—	$1,482

Stanley R. Bell	2010	13,809	14,602	—	1,051

Thomas A. Lovlien	2010	14,000	15,797	—	1,131

Wayne M. Rancourt	2010	11,667	1,140	—	657

David G. Gadda	2010	10,000	2,364	—	859

(a)                                  See “401(k) Plan” under “Other Compensation and Benefit Plans” in “Compensation Discussion and Analysis” for a description of this plan. Amounts included in the contributions reported in this column which exceeded IRS annual limitations on company contributions to qualified defined contribution retirement plans were paid to the Named Executive Officer as taxable cash compensation.

(b)                                 See “Salaried Employee Life Insurance Plan and Supplemental Life Plan” under “Other Compensation and Benefit Plans” in “Compensation Discussion and Analysis” for a description of the company-paid life insurance plans under which these costs were incurred.

(c)                                  The company’s cost for various perquisites provided to our Named Executive Officers are not reflected because they were, in the case of each Named Executive Officer, less than $10,000 in total.

Grants of Plan-Based Awards

Equity Awards

None of our Named Executive Officers received a grant of equity interests during 2010.

Non-Equity Awards

	Estimated Future Payouts Under Grants of Plan Based Awards
Name	Board Approval Date	Grant Date	Threshold	Target	Maximun

Thomas E. Carlile
Incentive and Performance Plan(1)	2/23/10	3/31/10	$0	$700,000	$1,575,000
2010 Cash Long-Term Incentive Plan(2)	2/23/10	3/31/10	350,000	700,000	1,400,000

Stanley R. Bell
Incentive and Performance Plan(1)	2/23/10	3/31/10	0	231,000	519,750
2010 Cash Long-Term Incentive Plan(2)	2/23/10	3/31/10	105,000	210,000	420,000

Thomas A. Lovlien
Incentive and Performance Plan(1)	2/23/10	3/31/10	0	231,000	519,750
2010 Cash Long-Term Incentive Plan(2)	2/23/10	3/31/10	105,000	210,000	420,000

Wayne M. Rancourt
Incentive and Performance Plan(1)	2/23/10	3/31/10	0	192,500	433,125
2010 Cash Long-Term Incentive Plan(2)	2/23/10	3/31/10	87,500	175,000	350,000

David G. Gadda
Incentive and Performance Plan(1)	2/23/10	3/31/10	0	135,000	303,750
2010 Cash Long-Term Incentive Plan(2)	2/23/10	3/31/10	60,000	120,000	240,000

(1)                                  The table reflects in the first line below each Named Executive Officer, the potential threshold, target, and maximum incentive Awards for the Named Executive Officers possible for 2010 under our Annual Variable Incentive and Performance Plan. For further information on the terms of these incentive Awards, refer to “Annual Variable Incentive Compensation (Incentive and Performance Plan)” in “Compensation Discussion and Analysis.” The Named Executive Officers’ actual incentive Awards earned in 2010 are disclosed in footnote 3 to the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table.” All Awards earned under this plan were paid in February 2011.

(2)                                  The table reflects in the second line below each Named Executive Officer the potential threshold, target, and maximum incentive Awards for the Named Executive Officers possible for 2010 under our 2010 Cash Long-Term Incentive Plan. For further information on the terms of these incentive Awards, refer to “Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)” in “Compensation Discussion and Analysis.” The Named Executive Officers’ actual incentive Awards earned in 2010 under this Plan are disclosed in footnote 3 to the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” One-third of each Award earned under this plan for 2010 was paid in February 2011. The right to each of the two remaining one-third installments of such Awards will vest at year-end 2011 and year-end 2012, if the participant receiving the Award remains employed by the company through such date. Such deferred installments will be payable on or before March 15, 2012, and March 15, 2013, respectively. In addition, Messrs. Bell and Gadda were retirement-eligible under the terms of the plan and, accordingly, were fully vested in their Awards at year-end 2010. The plan provided for an accelerated payment to them of 40% of the deferred installments of the Award, which was paid to them concurrently with the first installment of their Award. One-half of this additional current payment will be offset against each of the deferred installments when they become due. See the description of this plan in “2010 Cash Long-Term Incentive Plan” in “Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan) of this “Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year-End

All outstanding equity awards held by our Named Executive Officers were fully vested as of year-end and no further grants of equity awards were made during 2010. For further information concerning the operation of our Management Equity Plan, see “Management Equity Plan” in “Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)” of this “Compensation Discussion and Analysis.”

Options Exercised and Stock Vested

The following table reflects the number of the Named Executive Officers’ 2004 Series C equity units, 2006 Series C equity units, and 2009 Series C equity units that vested during 2010.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Thomas E. Carlile	419,242	201,236
Stanley R. Bell	335,432	161,007
Thomas A. Lovlien	148,903	71,474
Wayne M. Rancourt	58,962	28,302
David G. Gadda	106,729	17,633

(1)                                  Because these units are not publicly traded, there was no ascertainable market value for the units on the vesting date. Accordingly, the values reflect amounts which would have been payable under the terms of the Management Equity Plan if the Named Executive Officer's employment were terminated on December 31, 2010, other than for cause and the company elected to exercise its repurchase option under the plan. None of these amounts were in fact realized.

For a discussion of the rules of the plan governing vesting of the equity units described above, see “Management Equity Plan” under “Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)” in the “Compensation Discussion and Analysis.”

Pension Benefits

The following table reflects the present value of accumulated benefits payable to Messrs. Carlile, Bell, Lovlien, Rancourt, and Gadda, including the number of years of service credited to each of them under our defined benefit pension plans. No amounts were distributed to any of them during 2010 under the Salaried Pension Plan, the SUPP, and the SERP. Mr. Bell did not participate in the SERP because he has exceeded the maximum age under which benefits are payable under that plan. Mr. Gadda does not participate in the SERP because he was not an Officer of OfficeMax prior to the Forest Products Acquisition. For more information concerning our pension plans, see “Defined Benefit Pension Benefits” under “Other Compensation and Benefit Plans” in this “Compensation Discussion and Analysis.”

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)

Thomas E. Carlile	Salaried Pension Plan	37	1,256,092
	SUPP	37	1,131,174
	SERP	37	632,420

Stanley R. Bell	Salaried Pension Plan	39	1,834,453
	SUPP	39	1,372,450
	SERP	39	0

Thomas A. Lovlien	Salaried Pension Plan	31	664,390
	SUPP	31	550,484
	SERP	31	752,228

Wayne M. Rancourt	Salaried Pension Plan	25	319,032
	SUPP	25	116,283
	SERP	25	218,452

David G. Gadda	Salaried Pension Plan	34	637,089
	SUPP	34	457,406
	SERP	34	0

(1)	Number of years credited service for Messrs. Carlile, Bell, Lovlien, Rancourt, and Gadda include amounts attributable to employment with OfficeMax prior to the Forest Products Acquisition.

(2)

These values were calculated on the same basis and using the same assumptions used in the company’s financial statements except that the assumed retirement age for Messrs. Carlile, Lovlien, and Rancourt were the later of their current age or the earliest age at which they could qualify for retirement under the SERP. See Note 12, Retirement and Benefit Plans, of the Notes to consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Mr. Gadda’s accumulated benefit under the Salaried Pension Plan and the SUPP is net of an offset equal to his accumulated benefit through November 1994, when he resigned from the predecessor company, OfficeMax, to join a Canadian affiliate which assumed his pension obligations accrued through such date. When Mr. Gadda rejoined OfficeMax in 1997, his service prior to November 1994 was credited subject to the offset.

Nonqualified Deferred Compensation

All of our Named Executive Officers participated in our Deferred Compensation Plan during 2010. However, due to the application of Internal Revenue Code Section 457A to the company during 2010, no deferrals were made under the plan, and no company contributions were made to the plan during the year. Earnings on preexisting plan balances continued to accrue during 2010 in accordance with the terms of the plan. No withdrawals or distributions were made from the plan by any of our Named Executive Officers during 2010. Aggregate earnings and year-end plan balances for each of our Named Executive Officers are disclosed in the table below:

Name	Aggregate Earnings in Last FY ($)(1)	Aggregate Balance at FYE ($)

Thomas E. Carlile	23,430	351,259

Stanley R. Bell	51,062	765,501

Thomas A. Lovlien	27,060	405,676

Wayne M. Rancourt	12,631	189,359

David G. Gadda	19,388	290,659

(1)	The above-market portion of these amounts is included in the 2010 “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the “Summary Compensation Table.”

For more information concerning our nonqualified deferred compensation plan, see “Nonqualified Deferred Compensation” under “Other Compensation and Benefit Plans” in “Compensation Discussion and Analysis.”

Agreements With, and Potential Payments to, Named Executive Officers on Termination of Employment

The following tables reflect an estimate of the compensation the company would have been required to pay to each of its Named Executive Officers under the compensation plans, contracts, agreements, and arrangements between each such individual and the company in the event of termination of employment due to:

•                  Voluntary termination with good reason;

•                  Occurrence of a change in control without adoption of a replacement plan;

•                  Involuntary termination without cause;

•                  For cause termination or voluntary termination without good reason;

•                  Termination as a result of sale of a division;

•                  Death; or

•                  Disability

The amounts shown assume that such termination was effective as of December 31, 2010. The actual amounts the company would have been required to pay on other dates may only be determined at the time of separation from the company and will accordingly vary from those disclosed here, which are based on a hypothetical December 31, 2010, termination. Our paid vacation is earned on a current basis ratably throughout each calendar year. Earned and unused amounts at year-end are forfeited to the extent they exceed a maximum permitted carryover of 80 hours. The amounts disclosed here do not include amounts earned by the Named Executive Officer through that time as base salary, any bonuses approved by the committee prior to that date, and payments earned prior to that date as 2010 Awards earned pursuant to our annual Incentive and Performance Plan or current installments of 2010 Awards under our 2010 Cash Long-Term Incentive Plan because neither their amount nor the timing of their payment is affected by the fact or the nature of the termination of employment. In addition, the disclosure does not include amounts payable pursuant to the 401(k), deferred compensation, or pension plans, which are disclosed elsewhere in this “Item 11. Executive Compensation.” Disclosure of amounts earned during 2010 as base salary, bonuses, and Awards under the 2010 Incentive and Performance Plan may be found in the “Summary Compensation Table.” Pension benefits and deferred compensation arrangements are described under the headings “Pension Benefits” and “Nonqualified Deferred Compensation” of this “Item 11. Executive Compensation,” respectively. The amounts disclosed do include future installments of Awards earned under the “2010 Cash Long-Term Incentive Plan” to the extent vesting of such future installments is accelerated by the circumstances of the termination. If, and to the extent, the payment of the future installment under such plan remains deferred, such deferral is noted.

The availability of severance payments and continued healthcare and insurance benefits beyond termination of employment is contractually conditioned for each of our Named Executive Officers on their provision to the company of a release of claims arising from their employment and the termination thereof and their performance of contractual confidentiality, nonsolicitation, and nondisparagement obligations contained in their employment or severance agreements with the company as well as payment of applicable contributions for healthcare and insurance benefits. The payments described in the tables and textual materials that follow are provided for, with respect to Messrs. Lovlien and Bell, by the terms of their Severance Agreements and their Retention Award Agreements with the company; with respect to Messrs. Carlile, Rancourt, and Gadda, by their Severance Agreements with the company; and for all such Named Executive Officers, by the terms of the Management Equity Plan and the 2010 Cash Long-Term Incentive Compensation Plan. For a description of these contractual arrangements, see “Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)” and “Agreements With, and Potential Payments to, Named Executive Officers” in “Compensation Discussion and Analysis.”

Thomas E. Carlile

Benefit	Voluntary Termination With Good Reason	Change in Control Without Adoption of a Replacement Plan	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Death	Disability

Base salary (2 x base salary of $700,000)	$1,400,000	$—	$1,400,000	$—	$—	$—

Incentive and Performance Plan (2 x target 100% Award)	1,400,000	—	1,400,000	—	—	—

2010 Cash Long-Term Incentive Performance Plan	315,000	315,000	315,000	—	315,000	315,000

Insurance premiums — term life (for 24 months)	48,807	—	48,807	—	—	—

Insurance — healthcare, disability, and accident (for 18 months)	11,851	—	11,851	—	—	—

Financial counseling (for 18 months)	7,500	—	7,500	—	—	—

Unused paid time off (96 hours)	32,308	—	32,308	32,308	32,308	32,308

Repurchase of management equity units	—	—	—	—	1,584,061	1,584,061

TOTAL	$3,215,466	$315,000	$3,215,466	$32,308	$1,931,369	$1,931,369

Stanley R. Bell

Benefit	Voluntary Termination With Good Reason	Change in Control Without Adoption of a Replacement Plan	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Involuntary Termination in Connection With Sale of a Division	Death	Disability

Base salary (2 x base salary of $420,000)	$840,000	$—	$840,000	$—	$840,000	$—	$—

Incentive and Performance Plan (2 x target 55% Award)	462,000	—	462,000	—	462,000	—	—

2010 Cash Long-Term Incentive Performance Plan	56,700	56,700	56,700	—	—	56,700	56,700

Retention Agreement Payment (1 x base salary of $420,000)	—	—	420,000	—	420,000	262,759	262,759

Insurance premiums — term life (for 24 months)	29,204	—	29,204	—	29,204	—	—

Insurance — healthcare, disability, and accident (for 18 months)	11,851	—	11,851	—	11,851	—	—

Financial counseling (for 18 months)	7,500	—	7,500	—	7,500	—	—

Unused paid time off (252 hours)	50,885	—	50,885	50,885	50,885	50,885	50,885

Repurchase of management equity units	—	—	—	—	1,313,020	1,313,020	1,313,020

TOTAL	$1,458,140	$56,700	$1,878,140	$50,885	$3,134,460	$1,683,364	$1,683,364

Thomas A. Lovlien

Benefit	Voluntary Termination With Good Reason	Change in Control Without Adoption of a Replacement Plan	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Involuntary Termination in Connection With Sale of a Division	Death	Disability

Base salary (2 x base salary of $420,000)	$840,000	$—	$840,000	$—	$840,000	$—	$—

Incentive and Performance Plan (2 x target 55% Award)	462,000	—	462,000	—	462,000	—	—

2010 Cash Long-Term Incentive Performance Plan	94,500	94,500	94,500	—	—	94,500	94,500

Retention Agreement Payment (1 x base salary of $420,000)	—	—	420,000	—	420,000	172,203	172,203

Insurance premiums — term life (for 24 months)	31,593	—	31,593	—	31,593	—	—

Insurance — healthcare, disability, and accident (for 18 months)	10,699	—	10,699	—	10,699	—	—

Financial counseling (for 18 months)	7,500	—	7,500	—	7,500	—	—

Unused paid time off (208 hours)	42,000	—	42,000	42,000	42,000	42,000	42,000

Repurchase of management equity units	—	—	—	—	637,328	637,328	637,328

TOTAL	$1,488,292	$94,500	$1,908,292	$42,000	$2,451,120	$946,031	$946,031

Wayne M. Rancourt

Benefit	Voluntary Termination With Good Reason	Change in Control Without Adoption of a Replacement Plan	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Death	Disability

Base salary (2 x base salary of $350,000)	$700,000	$—	$700,000	$—	$—	$—

Incentive and Performance Plan (2 x target 55% Award)	385,000	—	385,000	—	—	—

2010 Cash Long-Term Incentive Performance Plan	78,750	78,750	78,750	—	78,750	78,750

Insurance — life and AD&D (for 18 months)	17,989	—	17,989	—	—	—

Financial counseling (for 18 months)	7,500	—	7,500	—	—	—

Unused paid time off (144 hours)	24,231	—	24,231	24,231	24,231	24,231

Repurchase of management equity units	—	—	—	—	253,602	253,602

TOTAL	$1,213,470	$78,750	$1,213,470	$24,231	$356,583	$356,583

David G. Gadda

Benefit	Voluntary Termination With Good Reason	Change in Control Without Adoption of a Replacement Plan	Involuntary Termination Without Cause	For Cause Termination or Voluntary Termination Without Good Reason	Death	Disability

Base salary (1 x base salary of $300,000)	$300,000	$—	$300,000	$—	$—	$—

Incentive and Performance Plan (1 x target 45% Award)	135,000	—	135,000	—	—	—

2010 Cash Long-Term Incentive Performance Plan	32,400	32,400	32,400	—	32,400	32,400

Insurance — healthcare, disability, and accident (for 12 months)	10,109	—	10,109	—	—	—

Financial counseling (for 12 months)	5,000	—	5,000	—	—	—

Unused paid time off (132 hours)	19,038	—	19,038	19,038	19,038	19,038

Repurchase of management equity units	—	—	—	—	176,907	176,907

TOTAL	$501,547	$32,400	$501,547	$19,038	$228,345	$228,345

Compensation of Directors

The company has, since shortly after its inception, included one or more directors on its board who are not employees of the company; its major investor, Madison Dearborn Partners, LLC; or its significant minority investor, OfficeMax Incorporated, in an effort to ensure that the deliberations of its board reflect a broader range of perspective and experience than are available solely from the chief executive officer of the company and OfficeMax and MDP employees. During 2010, we had two such directors — Messrs. McDougall and Madigan. The compensation levels are believed by the compensation committee to be comparable to those paid by other companies of similar size for independent directors with comparable responsibilities.

The company, acting through its principal subsidiary, Boise Cascade, L.L.C., entered into an Employment Agreement with Mr. McDougall on November 20, 2008, pursuant to which he served as our chairman and chief executive officer. Mr. McDougall’s Employment Agreement was amended in February 2009 and further amended upon his resignation from the position of chief executive officer in August 2009. Pursuant to the terms of the agreement, as amended (the Agreement), Mr. McDougall receives an annual base salary of $180,000 per year as compensation for serving as a director and chairman of our board of directors. Under the terms of the Agreement, Mr. McDougall participates in medical and dental insurance plans which are the same as those available to other salaried employees and he received a company contribution to his 401(k) account on the same terms as other employees. He does not participate in any of the company’s incentive compensation plans. The Agreement also provides that the Agreement may be terminated by either party on 30 days’ notice.

Mr. Madigan does not have an employment contract. He receives compensation for acting as a member of our board of directors in the amount of an annual fee of $50,000 per year and additional fees for each meeting of the board and each committee meeting attended of $1,500 per meeting.

The compensation earned during 2010 by Messrs. McDougall and Madigan is set forth in the following table:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation	Total

Duane C. McDougall	$180,000	$—	$—	$6,000	$186,000
John W. Madigan	66,500	—	5,828	—	72,328

(1)                                  In addition to serving as a director, Mr. McDougall serves as the chairman of our board of directors.

(2)                                  No stock awards were made to any of our directors during 2010. Our directors are participants in our Directors Equity Plan, which is substantially similar to our Management Equity Plan (see “Management Equity Plan” under “Long-Term Incentive Compensation (Management Equity Plan and 2010 Cash Long-Term Incentive Plan)” in “Compensation Discussion and Analysis” for a description of our Management Equity Plan). Mr. Madigan and Mr. McDougall each received an award of our Series C equity units under the Directors Equity Plan in 2006. In addition, Mr. McDougall received a grant of our Series C equity units pursuant to our Management Equity Plan in 2009, when he served as our chief executive officer. The Series C equity units issued in 2006 have a threshold value of $2.00 per unit, and the Series C equity units issued in 2009 have a threshold equity value of $1.30 per unit. A portion of Mr. McDougall’s 2009 grant of Series C equity units was forfeited at the time of his August 2009 resignation from his position of chief executive officer, and the balance of his 2009 Series C equity units became fully vested at such time. A portion of Mr. McDougall’s 2006 Series C equity units was subject to a performance-vesting requirement, which was not satisfied on the December 31, 2010, determination date provided for in the Directors Equity Plan and were accordingly forfeited on such date.

(3)                                  We do not provide any of our directors with pension benefits. The amount reported in this column reflects the above-market portion of the interest Mr. Madigan earned during 2010 under our Directors Deferred Compensation Plan.

Directors Deferred Compensation Plan

We maintain a nonqualified Directors Deferred Compensation Plan, which allows each director who receives compensation for board service to defer all or a portion of such compensation in a calendar year. Amounts deferred are credited with imputed interest at a rate equal to 130% of Moody’s Composite Average of Yields on Corporate Bonds. Participants may receive payment in cash in a lump sum or in annual installments following their service on the board. No director deferred any of their 2010 fees under this plan.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 28, 2011, regarding the beneficial ownership of our equity units held by:

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

Beneficial ownership of the equity units listed in the table for Madison Dearborn Partners and members of our management represents such person’s proportional interest in our total outstanding equity units of the series shown. Except as noted in the preceding sentence, beneficial ownership of the equity units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each equity holder identified in the table possesses sole voting and investment power over all equity units shown as beneficially owned by such equity holder. Percentage of beneficial ownership is based on our total equity units outstanding of each series as follows:

•                  Series B equity units — 535,323,527

•                  2004 Series C equity units — 18,753,152

•                  2006 Series C equity units — 1,579,469

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

	Series B Equity Units		2004 Series C Equity Units		2006 Series C Equity Units		2009 Series C Equity Units
Name of Beneficial Owner	Number	Percent of Total	Number	Percent of Total	Number	Percent of Total	Number	Percent of Total

Principal Equity Holders:

Forest Products Holdings, L.L.C.(1)	426,323,527	79.6%	18,753,152	100%	1,579,469	100%	6,072,126	100%

Madison Dearborn Partners(1)	419,556,601	78.4	—	—	—	—	—	—

OfficeMax Incorporated(2)	109,000,000	20.4	—	—	—	—	—	—

Named Executive Officers and Directors:

Thomas E. Carlile(5)	437,379	*	1,951,542	10.4	—	—	—	—

Stanley R. Bell(5)	380,777	*	1,561,397	8.3	—	—	—	—

Thomas A. Lovlien(5)	205,825	*	693,140	3.7	—	—	—	—

Wayne M. Rancourt(5)	82,330	*	274,487	1.5	—	—	—	—

David G. Gadda(5)	64,063	*	171,029	*	325,800	20.6	—	—

Matthew R. Broad(2)	—	—	—	—	—	—	—	—

John W. Madigan(4)	1,000,000	*	—	—	400,000	25.3	—	—

Duane C. McDougall(5)	—	—	—	—	325,800	20.6	6,072,126	100

Christopher J. McGowan(3)	—	—	—	—	—	—	—	—

Samuel M. Mencoff(6)	419,556,601	78.4	—	—	—	—	—	—

Matthew W. Norton(3)	—	—	—	—	—	—	—	—

Thomas S. Souleles(3)	—	—	—	—	—	—	—	—

All Executive Officers and Directors as a Group (14 Persons)	421,785,120	78.8	4,781,710	25.5	1,051,600	66.6	6,072,126	100

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

(5)                                  Messrs. Carlile, Bell, Lovlien, McDougall, Rancourt, and Gadda are investors in FPH pursuant to the terms of our Management Equity Plan, and the equity units listed in the table represent such individuals’ proportionate interest of the equity units of Boise Cascade Holdings, L.L.C., of like series and issue year held by FPH. Such individuals do not exercise voting power over any of our equity units held by FPH. The address for such individuals is c/o Boise Cascade Holdings, L.L.C., 1111 West Jefferson Street, Suite 300, P.O. Box 50, Boise, Idaho 83728.

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Policies

We have established procedures for the review of transactions and relationships between us, our directors, our executive officers, and other affiliates. We have adopted policies which require actual, potential, and apparent conflicts of interest to be reviewed by our general counsel and, if they involve officers, by our board of directors. Our board of directors has charged the audit committee with the responsibility of reviewing and investigating any conflicts of interest involving management and our board of directors. Further, the audit committee reviews and investigates adherence to our Code of Ethics, which requires that our employees, officers, and agents be free from actual or apparent conflicts of interest with the company. Our Code of Ethics prohibits employees, officers, and agents from competing with the company, using their positions for personal gain, or appropriating business opportunities presented to the company.

OfficeMax and the Forest Products Acquisition

In 2004, our parent company, Forest Products Holdings (FPH), acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). A portion of the consideration paid to OfficeMax was 109 million shares of our Series B equity units, which represented at December 31, 2010, 20.4% of our voting equity securities, with the remainder held by FPH. In connection with the Forest Products Acquisition, FPH and/or its subsidiaries (including us) entered into a number of agreements, including an Asset Purchase Agreement, a Securityholders Agreement, and a Registration Rights Agreement with OfficeMax and/or its subsidiaries.

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

Additional Transactions

During 2010, we purchased $0.3 million of office supplies from OfficeMax.

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

The following table sets forth the various fees for services provided by KPMG. The audit committee preapproved all of these services.

Fees Paid to the Independent Accountant

	Amounts
Description	2010	2009

Audit fees (a)	$971,500	$1,004,000
Audit-related fees (b)	—	—
Tax fees (c)	—	—
All other fees (d)	—	—

(a)                                  Professional audit services include KPMG’s audit of the company’s annual consolidated financial statements for 2010 and 2009; its review of the consolidated financial statements included in the company’s Forms 10-Q; its audit of the company’s subsidiary annual consolidated financial statements; assistance with registration statements, comfort letters, consents, and other services pertaining to Securities and Exchange Commission matters; and consultation on accounting standards.

(b)                                 None.

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

•              Consolidated Balance Sheets as of December 31, 2010 and 2009.

•              Consolidated Statements of Income (Loss) for the years ended December 31, 2010, 2009, and 2008.

•              Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008.

•              Consolidated Statements of Capital for the years ended December 31, 2010, 2009, and 2008.

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

Thomas E. Carlile
Chief Executive Officer

Dated: March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Capacity

(i)	Principal Executive Officer:

	/s/ Thomas E. Carlile	Chief Executive Officer

Thomas E. Carlile

(ii)	Principal Financial Officer:

	/s/ Wayne M. Rancourt	Sr. Vice President, Chief Financial Officer, and Treasurer

Wayne M. Rancourt

(iii)	Principal Accounting Officer:

	/s/ Kelly E. Hibbs	Vice President and Controller

Kelly E. Hibbs

(iv)	Directors:

	/s/ Duane C. McDougall	/s/ Christopher J. McGowan

	Duane C. McDougall, Chairman	Christopher J. McGowan

	/s/ Matthew R. Broad	/s/ Matthew W. Norton

	Matthew R. Broad	Matthew W. Norton

	/s/ Thomas E. Carlile	/s/ Thomas S. Souleles

	Thomas E. Carlile	Thomas S. Souleles

/s/ John W. Madigan

John W. Madigan

/s/ Samuel M. Mencoff

Samuel M. Mencoff

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed or Furnished With This Form 10-K for the Year Ended December 31, 2010:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C., and Boise Land & Timber Corp., as amended by First Amendment to Asset Purchase Agreement dated October 23, 2004, and as further amended by Second Amendment to Asset Purchase Agreement dated October 28, 2004	S-1 Amend. No. 3	333-122770	2.1	5/2/05

2.2	Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	2.1	9/13/07

2.3	Amendment No. 1 (dated October 18, 2007) to Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	2.1	10/24/07

2.4	Amendment No. 2 to Purchase and Sale Agreement, dated February 22, 2008, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise White Paper, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	10.5	2/28/08

3.1	Certificate of Formation of Boise Cascade Holdings, L.L.C., dated December 20, 2005	8-K	333-122770	3.1	12/27/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.2	Second Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C., dated as of November 10, 2006	8-K	333-122770	3.1	11/16/06

3.3	Certificate of Formation of Boise Cascade, L.L.C., dated July 26, 2004	S-4	333-125768	3.3	6/13/05

3.4	Operating Agreement of Boise Cascade, L.L.C., effective September 20, 2004	S-4	333-125768	3.4	6/13/05

3.5	Certificate of Incorporation of Boise Cascade Finance Corporation dated September 15, 2004	S-4	333-125768	3.5	6/13/05

3.6	Bylaws of Boise Cascade Finance Corporation	S-4	333-125768	3.6	6/13/05

3.7	Certificate of Incorporation of Boise Land & Timber Corp. dated July 26, 2004	S-4	333-125768	3.9	6/13/05

3.8	Bylaws of Boise Land & Timber Corp.	S-4	333-125768	3.10	6/13/05

3.9	Certificate of Formation of Boise Building Solutions Manufacturing, L.L.C., dated August 6, 2004	S-4	333-125768	3.15	6/13/05

3.10	Certificate of Amendment of Boise Building Solutions Manufacturing, L.L.C., changing its name to Boise Cascade Wood Products, L.L.C., effective May 3, 2010					X

3.11	Operating Agreement of Boise Building Solutions Manufacturing, L.L.C., effective September 20, 2004	S-4	333-125768	3.16	6/13/05

3.12	Certificate of Formation of Boise Building Solutions Distribution, L.L.C., dated August 26, 2004	S-4	333-125768	3.17	6/13/05

3.13	Certificate of Amendment of Boise Building Solutions Distribution, L.L.C., changing its name to Boise Cascade Building Materials Distribution, L.L.C., effective May 3, 2010					X

3.14	Operating Agreement of Boise Building Solutions Distribution, L.L.C., effective September 20, 2004	S-4	333-125768	3.18	6/13/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.15	Certificate of Amendment to the Certificate of Incorporation of Boise Aviation Holdings, Inc., dated September 8, 2004 (changing name to Boise Building Solutions Manufacturing Holdings Corp.)	S-4	333-125768	3.19	6/13/05

3.16	Certificate of Amendment of Boise Building Solutions Manufacturing Holdings Corp., changing its name to Boise Cascade Wood Products Holdings Corp., effective May 3, 2010					X

3.17	Bylaws of Boise Building Solutions Manufacturing Holdings Corp.	S-4	333-125768	3.20	6/13/05

3.18	Amended and Restated Certificate of Incorporation of BC Chile Investment Corporation dated October 27, 2004	S-4	333-125768	3.21	6/13/05

3.19	Amended and Restated Bylaws of BC Chile Investment Corporation	S-4	333-125768	3.22	6/13/05

4	Indenture dated October 29, 2004, between Boise Cascade, L.L.C., Boise Cascade Finance Corporation, Boise Cascade Holdings, L.L.C., as Guarantor, the other Guarantors named therein, and U.S. Bank National Association, as Trustee	S-1	333-122770	4.3	2/11/05

9	None

10.1	Registration Rights Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	S-1	333-122770	10.5	2/11/05

10.2	Loan and Security Agreement, dated as of February 22, 2008, by and among Boise Cascade, L.L.C., Boise Building Solutions Distribution, L.L.C., and Boise Building Solutions Manufacturing, L.L.C., as borrowers, Boise Building Solutions Manufacturing Holdings Corp., BC Chile Investment Corporation, and BC Brazil Investment Corporation, as guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Agent	8-K	333-122770	10.6	2/28/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.3	First Amendment to Loan and Security Agreement dated April 17, 2008	8-K	333-122770	99.1	4/21/08

10.4	Second Amendment to Loan and Security Agreement dated May 28, 2009	8-K	333-122770	10.1	6/2/09

10.5	Third Amendment to Loan and Security Agreement dated as of April 15, 2010	10-Q	333-122770	10.1	8/12/10

10.6	Subordinated Guaranty, dated as of February 22, 2008, by the subsidiary guarantors of Boise Inc., party thereto	8-K	333-122770	10.9	2/28/08

10.7	Letter Agreement with Boise Inc. and Boise Paper Holdings, L.L.C., dated May 22, 2008	8-K	333-122770	10.1	5/28/08

10.8	Securityholders Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	8-K	333-122770	10.2	8/2/05

10.9	Intellectual Property License Agreement, dated as of February 22, 2008, by and between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K	333-122770	10.3	2/28/08

10.10	Outsourcing Agreement, dated as of February 22, 2008, by and between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K	333-122770	10.4	2/28/08

10.11 +	Employment Agreement dated November 20, 2008, between Duane C. McDougall and Boise Cascade, L.L.C.	8-K	333-122770	10.2	11/25/08

10.12 +	Amendment to Employment Agreement dated February 20, 2009, between Boise Cascade, L.L.C., and Duane McDougall	8-K	333-122770	10.3	2/26/09

10.13 +	Second Amendment to Employment Agreement effective August 16, 2009, between Boise Cascade, L.L.C., and Duane McDougall	10-Q	333-122770	10.1	11/13/09

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.14 +	Form of Officer Severance Agreements (between Boise Cascade, L.L.C., and all elected officers, excluding Chief Executive Officer)	8-K	333-122770	10.8	2/28/08

10.15 +	Letter Agreement effective August 16, 2009, Amending Severance Agreement between Wayne Rancourt and Boise Cascade, L.L.C.	10-Q	333-122770	10.3	11/13/09

10.16 +	Executive Officer Severance Pay Policy, as amended through November 1, 2007	8-K	333-122770	99.1	11/2/07

10.17 +	Boise Cascade, L.L.C., Supplemental Pension Plan, as amended through November 1, 2009	10-K	333-122770	10.26	3/1/10

10.18 +	Boise Cascade, L.L.C., Supplemental Early Retirement Plan for Executive Officers, as amended through March 1, 2010	10-K	333-122770	10.27	3/1/10

10.19 +	Boise Cascade Supplemental Life Plan, as amended December 19, 2006	10-K	333-122770	10.20	3/1/07

10.20 +	Boise Cascade Financial Counseling Program, as amended through December 12, 2007	8-K	333-122770	99.4	12/18/07

10.21 +	Boise Incentive and Performance Plan, effective October 29, 2004	S-1	333-122770	10.16	2/11/05

10.22 +	2008 Annual Incentive Award Notifications with respect to Boise Cascade, L.L.C., Incentive and Performance Plan	10-Q	333-122770	10	5/8/08

10.23 +	Boise Cascade, L.L.C., 2010 Cash Long-Term Incentive Plan adopted October 28, 2009, effective January 1, 2010.	10-K	333-122770	10.32	3/1/10

10.24 +	Form of Retention Award Agreement effective August 16, 2009	10-Q	333-122770	10.4	11/13/09

10.25 +	Boise Cascade, L.L.C., 2004 Deferred Compensation Plan, as amended through November 1, 2009	10-K	333-122770	10.34	3/1/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.26 +	Boise Cascade Holdings, L.L.C., Directors Deferred Compensation Plan, as amended through November 1, 2009	10-K	333-122770	10.35	3/1/10

10.27 +	Management Equity Agreement dated November 29, 2004, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	S-1 Amend. No. 3	333-122770	10.25	5/2/05

10.28 +	Management Equity Agreement dated April 3, 2006, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K	333-122770	99.1	4/6/06

10.29 +	Amendment dated February 20, 2009, to Management Equity Agreement	8-K	333-122770	10.2	2/26/09

10.30 +	Form of Repurchase Agreement and Amendment No. 1 to Management Equity Agreement dated May 23, 2008, among Forest Products Holdings, L.L.C., and each of the persons named on the signature pages thereto	8-K	333-122770	10.2	5/28/08

10.31 +	Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	8-K	333-122770	10.3	11/25/08

10.32 +	Amendment No. 1, effective August 16, 2009, to Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	10-Q	333-122770	10.2	11/13/09

10.33 +	Director Equity Agreement dated April 3, 2006, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K	333-122770	99.2	4/6/06

10.34 +	Amendment to Director Equity Agreement entered into February 20, 2009	8-K	333-122770	10.3	2/26/09

11	Inapplicable

12	Ratio of Earnings to Fixed Charges					X

13	None

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
14 (a)	Boise Cascade Code of Ethics

16	None

18	None

21	Boise Cascade Subsidiaries					X

22	Inapplicable

23	Inapplicable

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

100	Inapplicable

+              Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

(a)            Our Code of Ethics can be found on our website (www.bc.com) by clicking on About Boise Cascade and then Code of Ethics.