Form 10-Q
period 2011-03-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2011-05-05
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C. Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended March 31
	2011	2010
	(thousands)
Sales
Trade	$478,807	$477,422
Related parties	4,440	9,831
	483,247	487,253

Costs and expenses
Materials, labor, and other operating expenses	422,832	425,901
Materials, labor, and other operating expenses from related parties	8,443	6,222
Depreciation and amortization	8,907	8,590
Selling and distribution expenses	46,970	48,165
General and administrative expenses	8,278	7,458
General and administrative expenses from related party	—	1,576
Other (income) expense, net	2,589	(80)
	498,019	497,832

Loss from operations	(14,772)	(10,579)

Equity in net income of affiliate	—	1,889
Gain on sale of shares of equity affiliate	—	25,308
Foreign exchange gain	310	147
Interest expense	(4,589)	(5,520)
Interest income	146	194
	(4,133)	22,018

Income (loss) before income taxes	(18,905)	11,439
Income tax provision	(96)	(45)
Net income (loss)	$(19,001)	$11,394

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (unaudited)

	March 31, 2011	December 31, 2010
	(thousands)
ASSETS
Current
Cash and cash equivalents	$182,755	$264,606
Receivables
Trade, less allowances of $2,705 and $2,492	141,021	102,906
Related parties	272	297
Other	3,899	4,571
Inventories	301,295	261,202
Prepaid expenses and other	5,787	3,808
	635,029	637,390

Property
Property and equipment, net	269,424	273,569
Timber deposits	11,098	10,588
	280,522	284,157

Deferred financing costs	3,400	3,626
Goodwill	12,170	12,170
Intangible assets, net	8,903	8,906
Other assets	6,271	5,989
Total assets	$946,295	$952,238

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (continued) (unaudited)

	March 31, 2011	December 31, 2010
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$129,849	$112,414
Related parties	1,390	394
Accrued liabilities
Compensation and benefits	32,030	39,827
Interest payable	7,202	3,291
Other	19,336	22,530
	189,807	178,456

Debt
Long-term debt	219,560	219,560

Other
Compensation and benefits	122,644	121,709
Other long-term liabilities	14,056	14,116
	136,700	135,825

Redeemable equity units
Series B equity units — 2,650 units and 2,736 units outstanding	2,650	2,736
Series C equity units — 14,329 units and 14,425 units outstanding	6,500	6,563
	9,150	9,299

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000 units authorized and outstanding	98,059	96,162
Series B equity units — no par value; 550,000 units authorized; 532,673 units and 532,588 units outstanding	293,019	312,936
Series C equity units — no par value; 44,000 units authorized; 12,075 units and 11,980 units outstanding	—	—
Total capital	391,078	409,098
Total liabilities and capital	$946,295	$952,238

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
	2011	2010
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(19,001)	$11,394
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate	—	(1,889)
Gain on sale of shares of equity affiliate	—	(25,308)
Depreciation and amortization of deferred financing costs and other	9,328	9,123
Pension expense	3,804	2,087
Management equity units expense	—	434
Other	754	(221)
Decrease (increase) in working capital
Receivables	(37,418)	(55,027)
Inventories	(40,093)	(35,739)
Prepaid expenses and other	(793)	(389)
Accounts payable and accrued liabilities	13,965	65,488
Pension contributions	(882)	(2,976)
Other	(1,792)	155
Cash used for operations	(72,128)	(32,868)

Cash provided by (used for) investment
Proceeds from sale of shares of equity affiliate, net	—	86,123
Expenditures for property and equipment	(9,608)	(3,245)
Other	(115)	(1,027)
Cash provided by (used for) investment	(9,723)	81,851

Cash provided by (used for) financing	—	—

Increase (decrease) in cash and cash equivalents	(81,851)	48,983

Balance at beginning of the period	264,606	287,101

Balance at end of the period	$182,755	$336,084

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.                                      Nature of Operations, Consolidation, and Use of Estimates

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

We operate our business using three reportable segments: (1) Building Materials Distribution, which is a wholesale distributor of building materials, (2) Wood Products, which manufactures and sells EWP, plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 16, Segment Information.

Consolidation

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the results for the periods presented. The quarterly consolidated financial statements include the accounts of BC Holdings and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2010 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

Use of Estimates

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

2.                                      Sale of Investment in Equity Affiliate

In connection with the sale of our Paper and Packaging & Newsprint assets in February 2008, we received 37.9 million shares, or 49%, of Boise Inc.’s common stock. In 2009, we sold approximately half of our investment in Boise Inc. In first quarter 2010, we sold all of our remaining 18.3 million shares of Boise Inc. and, as a result, discontinued the equity method of accounting.

During the three months ended March 31, 2010, we recorded $1.9 million of income related to equity in the net income of Boise Inc. and a $25.3 million gain on the sale of our remaining Boise Inc. shares in our Consolidated Statements of Income (Loss).

3.                                      Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2013. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days’ notice. For both the three months ended March 31, 2011 and 2010, total expenses incurred under the Outsourcing Services Agreement were $3.6 million. The majority of these expenses are recorded in "General and administrative expenses" in our Consolidated Statements of Income (Loss) or "General and administrative expenses from related party" for the period Boise Inc. was a related party.

4.                                      Transactions With Related Parties

In early March 2010, we sold our remaining investment in Boise Inc. (see Note 2, Sale of Investment in Equity Affiliate, for more information), and because of the disposition, Boise Inc. is no longer a related party. The 2010 related-party activity with Boise Inc. included in the consolidated financial statements includes only those sales and costs and expenses transacted prior to March 2010, when Boise Inc. was a related party. Beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) represent the only significant related-party activity recorded in our consolidated financial statements. LTP is an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade, L.L.C. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly impact the economic performance of LTP. Accordingly, we do not consolidate LTP’s results in our financial statements.

Sales

During the three months ended March 31, 2011 and 2010, we recorded $4.4 million and $4.9 million, respectively, of related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Income (Loss). We also recorded $4.9 million of related-party sales to Boise Inc. (for the period they were a related party) during the three months ended March 31, 2010. These pulpwood and chip sales were made at prices designed to approximate market.

Costs and Expenses

During the three months ended March 31, 2011 and 2010, we recorded $8.4 million and $5.6 million, respectively, of related-party fiber purchases from LTP. During the three months ended March 31, 2010, we also recorded $0.3 million of related-party expenses for transportation services purchased from Boise Inc. (for the period they were a related party). We purchased the fiber and transportation services at prices designed to approximate market. These costs are recorded in “Materials, labor, and other operating expenses from related parties” in our Consolidated Statements of Income (Loss).

The $3.6 million total expenses incurred under the Outsourcing Services Agreement for the three months ended March 31, 2010, included $2.4 million of related-party expenses for the period Boise Inc. was a related party. For more information, see Note 3, Outsourcing Services Agreement.

5.                                      Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2011, and December 31, 2010, we had $2.3 million and $3.1 million, respectively, of vendor rebates and allowances recorded in “Receivables, Other” on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of “Materials, labor, and other operating expenses” when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor’s product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of “Selling and distribution expenses” in the period the expense is incurred.

We also provide rebates to our customers and our customers’ customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in “Sales, Trade.” At March 31, 2011, and December 31, 2010, we had $10.7 million and $14.3 million, respectively, of rebates payable to our customers recorded in “Accrued liabilities, Other,” on our Consolidated Balance Sheets.

6.                                      Other (Income) Expense

Other (income) expense includes miscellaneous income and expense items. The components of "Other (income) expense, net," in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended March 31
	2011	2010
	(thousands)
Facility curtailment (a)	$1,410	$—
Other, net (b)	1,179	(80)
	$2,589	$(80)
_______________________________________

(a)	In first quarter 2011, we committed to indefinitely curtail a manufacturing plant in our Wood Products segment.

(b)	In first quarter 2011, we recorded noncash asset write-downs of $1.2 million.

7.                                      Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $3.4 million and $3.5 million for the three months ended March 31, 2011 and 2010. Sublease rental income was not material in any of the periods presented.

8.                                      Income Taxes

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the three months ended March 31, 2011 and 2010, income tax expense was $96,000 and $45,000, respectively.

During both the three months ended March 31, 2011 and 2010, we paid a negligible amount of income taxes, net of income taxes refunded.

9.                                      Inventories

Inventories include the following:

	March 31, 2011	December 31, 2010
	(thousands)
Finished goods and work in process	$255,049	$210,547
Logs	28,862	33,816
Other raw materials and supplies	17,384	16,839
	$301,295	$261,202

10.                                      Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2011	December 31, 2010
	(thousands)
Land	$36,020	$36,795
Buildings and improvements	113,556	112,952
Machinery and equipment	304,306	296,866
Construction in progress	11,293	17,523
	465,175	464,136
Less accumulated depreciation	(195,751)	(190,567)
	$269,424	$273,569

11.    Debt

At March 31, 2011, and December 31, 2010, our long-term debt was as follows:

	March 31, 2011	December 31, 2010
	(thousands)
Asset-based revolving credit facility, due 2013	$—	$—
7.125% senior subordinated notes, due 2014	219,560	219,560
Total long-term debt	$219,560	$219,560

Asset-Based Revolving Credit Facility

In May 2009, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, amended its five-year $350 million senior secured asset-based revolving credit facility with Bank of America (Revolving Credit Facility) to permanently reduce the lending commitments by $60.0 million, bringing the total commitments to $290.0 million. On April 1, 2010, we borrowed an additional $45.0 million under the Revolving Credit Facility, bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million, and we further amended the Revolving Credit Facility to permanently reduce the lending commitments by a like amount, bringing the total commitments under the Revolving Credit Facility to $170.0 million. At both March 31, 2011, and December 31, 2010, we had no borrowings outstanding under the Revolving Credit Facility.

Interest rates under the Revolving Credit Facility are based on either the prime rate or the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The range of borrowing costs under the pricing grid is:  (i) prime plus 1.00% to 1.50% or (ii) LIBOR plus 2.50% to 3.00%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit. At both March 31, 2011, and December 31, 2010, we had approximately $14 million of letters of credit outstanding. These letters of credit reduce our borrowing capacity under the Revolving Credit Facility.

The minimum and maximum borrowings under the Revolving Credit Facility were both zero during the three months ended March 31, 2011. The Revolving Credit Facility provides for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by our domestic subsidiaries (other than the three borrowers noted above) and is secured by a first-priority security interest in the stock of our foreign subsidiaries and substantially all of our domestic assets, except for property, plant, and equipment.

Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables, reduced by outstanding letters of credit, and, when our fixed-charge coverage ratio is below 1:1, as it was on March 31, 2011, by a further requirement that we maintain a combination of unrestricted cash and borrowing base, less outstanding loans, at or in excess of the greater of $45 million or 15% of the borrowing base determined under the Revolving Credit Facility. At March 31, 2011, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity under the Revolving Credit Facility totaled $291.4 million.

In addition, the Revolving Credit Facility contains a restriction on capital investments that is applicable when a minimum availability threshold is not met. That restriction was not applicable on March 31, 2011. The Revolving Credit Facility also contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on distributions to equity holders, acquisitions, and divestitures. These covenants will become more restrictive if a minimum availability threshold is not maintained.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture governing the notes (Indenture). If we sell specific assets or experience specific kinds of changes in control, we may be required to purchase the notes. With the proceeds from the sale of our Paper and Packaging & Newsprint assets, we repurchased $160.0 million of the notes at par in April 2008. During 2010 and 2009, we repurchased an additional $8.6 million and $11.9 million of senior subordinated notes, respectively.

We are obligated to use the net proceeds (as defined in the Indenture) within one year from the sale of specific assets to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes (Asset Sale Covenant). The Indenture, however, includes a $20 million basket provision, which enables us to retain the net proceeds not used as obligated by the Asset Sale Covenant until the senior subordinated notes mature or we make additional asset sales that cause cash under the Asset Sale Covenant to exceed the basket amount. At March 31, 2011, $2.7 million of asset sales proceeds had aged past the applicable one-year periods and have been retained by the company under the basket provision. The $2.7 million is recorded in "Cash and cash equivalents" on our Consolidated Balance Sheet at March 31, 2011, and is restricted by the Asset Sale Covenant of the Indenture.

Cash Paid for Interest

For the three months ended March 31, 2011 and 2010, cash payments for interest, net of interest capitalized, were $0.3 million and $0.9 million, respectively.

12.                               Financial Instrument Risk

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash and cash equivalents are recorded at cost, which approximates fair value. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. Our debt is predominately fixed-rate. At March 31, 2011, the book value of fixed-rate debt was $219.6 million, and the fair value was estimated to be $217.7 million. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt.

In the normal course of business, we are exposed to financial risks such as changes in interest rates, credit risk, foreign currency exchange rates, and commodity price risk. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our bank credit facility. During the three months ended March 31, 2011 and 2010, we did not use any interest rate swap contracts to manage this risk.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of customers based on ongoing credit evaluations. At March 31, 2011, and December 31, 2010, the receivables from a single customer accounted for approximately 10% and 14% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Foreign Currency Risk

We have sales in countries outside the United States. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant. At March 31, 2011, and December 31, 2010, we had no foreign currency hedges.

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control. At this time, we do not manage commodity price risk with derivative instruments.

13.                               New and Recently Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. It also requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for future business combinations. ASU 2010-29 did not have a material impact on our consolidated financial statements.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

14.                               Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended March 31
	2011	2010
	(thousands)
Service cost	$1,501	$1,394
Interest cost	5,270	5,075
Expected return on plan assets	(4,483)	(4,589)
Recognized actuarial loss	726	163
Amortization of prior service costs and other	45	44
Curtailment loss	745	—
Net periodic benefit cost	$3,804	$2,087

In the first three months of 2011, we made $0.9 million in cash contributions to the pension plans. For the remainder of 2011, we expect to make approximately $14 million in additional contributions to the pension plans.

15.                               Comprehensive Income (Loss)
Comprehensive income (loss) includes the following:

	Three Months Ended March 31
	2011	2010
	(thousands)
Net income (loss)	$(19,001)	$11,394
Other comprehensive income (loss)
Unfunded accumulated benefit obligation	840	207
Equity in other comprehensive income of equity affiliate	—	(4,041)
Comprehensive income (loss)	$(18,161)	$7,560

Accumulated other comprehensive loss at March 31, 2011, and December 31, 2010, was $39.4 million and $40.2 million, respectively. Accumulated other comprehensive income (loss) is recorded in "Capital, Series B equity units" on the Consolidated Balance Sheets.

16.                               Segment Information

We operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K.

An analysis of our operations by segment is as follows:

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(c)
	(millions)
Three Months Ended March 31, 2011
Building Materials Distribution (a)	$377.6	$—	$0.2	$377.8	$(4.6)	$2.0	$(2.5)
Wood Products (a)	101.2	4.4	49.3	154.9	(7.3)	6.8	(0.5)
Corporate and Other	—	—	—	—	(2.6)	0.1	(2.6)
	478.8	4.4	49.5	532.7	(14.5)	8.9	(5.6)
Intersegment eliminations	—	—	(49.5)	(49.5)	—	—	—
Interest expense	—	—	—	—	(4.6)	—	—
Interest income	—	—	—	—	0.1	—	—
	$478.8	$4.4	$—	$483.2	$(18.9)	$8.9	$(5.6)

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(c)
	(millions)
Three Months Ended March 31, 2010
Building Materials Distribution	$389.1	$—	$—	$389.1	$(0.7)	$1.8	$1.1
Wood Products	88.3	9.8	49.9	148.0	(6.6)	6.7	0.1
Corporate and Other	—	—	—	—	(3.1)	0.1	(3.0)
	477.4	9.8	49.9	537.1	(10.4)	8.6	(1.8)
Intersegment eliminations	—	—	(49.9)	(49.9)	—	—	—
Equity in net income of affiliate (b)	—	—	—	—	1.9	—	1.9
Gain on sale of shares of equity affiliate (b)	—	—	—	—	25.3	—	25.3
Interest expense	—	—	—	—	(5.5)	—	—
Interest income	—	—	—	—	0.2	—	—
	$477.4	$9.8	$—	$487.3	$11.4	$8.6	$25.4
___________________________________

(a)
In first quarter 2011, we committed to indefinitely curtail a manufacturing plant in our Wood Products segment, and we recorded the related expense of $1.4 million in "Other (income) expense, net" and $0.1 million of accelerated depreciation in "Depreciation and Amortization" in our Consolidated Statement of Income (Loss). Also, during the three months ended March 31, 2011, we recorded $1.2 million of noncash asset write-downs in "Other (income) expense, net," of which $0.8 million was recorded in our Building Materials Distribution segment and $0.4 million was recorded in our Wood Products segment.

(b)	See Note 2, Sale of Investment in Equity Affiliate, for information related to our investment in Boise Inc.

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

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended March 31
	2011	2010
	(thousands)
Net income (loss)	$(19.0)	$11.4
Interest expense	4.6	5.5
Interest income	(0.1)	(0.2)
Income tax provision	0.1	—
Depreciation and amortization	8.9	8.6
EBITDA	$(5.6)	$25.4

17.                               Commitments and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Leases, and Note 11, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 16, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At March 31, 2011, there have been no material changes to the commitments disclosed in the 2010 Form 10-K.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2011, there have been no material changes to the guarantees disclosed in the 2010 Form 10-K.

18.                               Legal Proceedings and Contingencies

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

19.                               Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. The senior subordinated notes are guaranteed on a senior subordinated basis jointly and severally by BC Holdings and each of its existing and future subsidiaries (other than:  (i) the co-issuers, Boise Cascade, L.L.C., and Boise Cascade Finance Corporation and (ii) our foreign subsidiaries). Other than the consolidated financial statements and footnotes for BC Holdings, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended March 31, 2011
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$475,782	$3,025	$—	$478,807
Intercompany	—	—	—	1,577	(1,577)	—
Related parties	—	—	4,440	—	—	4,440
	—	—	480,222	4,602	(1,577)	483,247

Costs and expenses
Materials, labor, and other operating expenses	—	—	419,788	4,730	(1,686)	422,832
Materials, labor, and other operating expenses from related parties	—	—	8,443	—	—	8,443
Depreciation and amortization	—	61	8,380	466	—	8,907
Selling and distribution expenses	—	—	46,347	623	—	46,970
General and administrative expenses	—	2,886	5,283	—	109	8,278
Other (income) expense, net	—	—	2,484	105	—	2,589
	—	2,947	490,725	5,924	(1,577)	498,019

Loss from operations	—	(2,947)	(10,503)	(1,322)	—	(14,772)

Foreign exchange gain	—	103	38	169	—	310
Interest expense	—	(4,589)	—	—	—	(4,589)
Interest income	—	70	76	—	—	146
	—	(4,416)	114	169	—	(4,133)

Loss before income taxes and equity in net income (loss) of affiliates	—	(7,363)	(10,389)	(1,153)	—	(18,905)
Income tax provision	—	(43)	(53)	—	—	(96)

Loss before equity in net income (loss) of affiliates	—	(7,406)	(10,442)	(1,153)	—	(19,001)
Equity in net income (loss) of affiliates	(19,001)	(11,595)	—	—	30,596	—
Net income (loss)	$(19,001)	$(19,001)	$(10,442)	$(1,153)	$30,596	$(19,001)

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended March 31, 2010
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$474,320	$3,102	$—	$477,422
Intercompany	—	—	—	3,034	(3,034)	—
Related parties	—	—	9,831	—	—	9,831
	—	—	484,151	6,136	(3,034)	487,253

Costs and expenses
Materials, labor, and other operating expenses	—	—	422,528	6,597	(3,224)	425,901
Materials, labor, and other operating expenses from related parties	—	—	6,222	—	—	6,222
Depreciation and amortization	—	97	8,017	476	—	8,590
Selling and distribution expenses	—	—	47,861	304	—	48,165
General and administrative expenses	—	1,574	5,694	—	190	7,458
General and administrative expenses from related party		1,576	—	—	—	1,576
Other (income) expense, net	—	—	(35)	(45)	—	(80)
	—	3,247	490,287	7,332	(3,034)	497,832

Loss from operations	—	(3,247)	(6,136)	(1,196)	—	(10,579)

Equity in net income of Boise Inc.	1,889	—	—	—	—	1,889
Gain on sale of shares of Boise Inc.	25,308	—	—	—	—	25,308
Foreign exchange gain (loss)	—	43	(50)	154	—	147
Interest expense	—	(5,520)	—	—	—	(5,520)
Interest income	—	60	134	—	—	194
	27,197	(5,417)	84	154	—	22,018

Income (loss) before income taxes and equity in net income (loss) of affiliates	27,197	(8,664)	(6,052)	(1,042)	—	11,439
Income tax provision	—	(16)	(29)	—	—	(45)

Income (loss) before equity in net income (loss) of affiliates	27,197	(8,680)	(6,081)	(1,042)	—	11,394
Equity in net income (loss) of affiliates	(15,803)	(7,123)	—	—	22,926	—
Net income (loss)	$11,394	$(15,803)	$(6,081)	$(1,042)	$22,926	$11,394

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at March 31, 2011 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$4	$182,560	$16	$175	$—	$182,755
Receivables
Trade, less allowances	—	6	139,941	1,074	—	141,021
Related parties	—	9	263	—	—	272
Intercompany	—	—	56	—	(56)	—
Other	—	(97)	3,726	270	—	3,899
Inventories	—	—	293,363	7,932	—	301,295
Prepaid expenses and other	—	3,958	1,672	157	—	5,787
	4	186,436	439,037	9,608	(56)	635,029

Property
Property and equipment, net	—	1,553	257,226	10,645	—	269,424
Timber deposits	—	—	11,098	—	—	11,098
	—	1,553	268,324	10,645	—	280,522

Deferred financing costs	—	3,400	—	—	—	3,400
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,903	—	—	8,903
Other assets	—	21	6,250	—	—	6,271
Investments in affiliates	400,224	593,850	—	—	(994,074)	—
Total assets	$400,228	$785,260	$734,684	$20,253	$(994,130)	$946,295

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at March 31, 2011 (continued) (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$8,916	$120,304	$629	$—	$129,849
Related parties	—	392	998	—	—	1,390
Intercompany	—	—	—	56	(56)	—
Accrued liabilities	—	—	—	—	—
Compensation and benefits	—	13,636	18,004	390	—	32,030
Interest payable	—	7,202	—	—	—	7,202
Other	—	2,333	16,006	997	—	19,336
	—	32,479	155,312	2,072	(56)	189,807

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	122,644	—	—	—	122,644
Other long-term liabilities	—	10,353	3,703	—	—	14,056
	—	132,997	3,703	—	—	136,700

Redeemable equity units
Series B equity units	2,650	—	—	—	—	2,650
Series C equity units	6,500	—	—	—	—	6,500
Redeemable equity units	—	9,150	—	—	(9,150)	—
	9,150	9,150	—	—	(9,150)	9,150

Commitments and contingent liabilities

Capital
Series A equity units	98,059	—	—	—	—	98,059
Series B equity units	293,019	—	—	—	—	293,019
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	391,074	575,669	18,181	(984,924)	—
Total capital	391,078	391,074	575,669	18,181	(984,924)	391,078
Total liabilities and capital	$400,228	$785,260	$734,684	$20,253	$(994,130)	$946,295

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2010 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$5	$264,364	$16	$221	$—	$264,606
Receivables
Trade, less allowances	—	2	101,827	1,077	—	102,906
Related parties	—	6	291	—	—	297
Intercompany	—	—	56	—	(56)	—
Other	—	(30)	4,259	342	—	4,571
Inventories	—	—	255,287	5,915	—	261,202
Prepaid expenses and other	—	955	2,805	48	—	3,808
	5	265,297	364,541	7,603	(56)	637,390

Property
Property and equipment, net	—	1,561	260,662	11,346	—	273,569
Timber deposits	—	—	10,588	—	—	10,588
	—	1,561	271,250	11,346	—	284,157

Deferred financing costs	—	3,626	—	—	—	3,626
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,906	—	—	8,906
Other assets	—	19	5,970	—	—	5,989
Investments in affiliates	418,392	526,591	—	—	(944,983)	—
Total assets	$418,397	$797,094	$662,837	$18,949	$(945,039)	$952,238

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2010 (continued) (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$7,921	$103,714	$779	$—	$112,414
Related parties	—	392	2	—	—	394
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	12,812	26,540	475	—	39,827
Interest payable	—	3,291	—	—	—	3,291
Other	—	2,523	18,726	1,281	—	22,530
	—	26,939	148,982	2,591	(56)	178,456

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	121,709	—	—	—	121,709
Other long-term liabilities	—	10,494	3,622	—	—	14,116
	—	132,203	3,622	—	—	135,825

Redeemable equity units
Series B equity units	2,736	—	—	—	—	2,736
Series C equity units	6,563	—	—	—	—	6,563
Redeemable equity units	—	9,299	—	—	(9,299)	—
	9,299	9,299	—	—	(9,299)	9,299

Commitments and contingent liabilities

Capital
Series A equity units	96,162	—	—	—	—	96,162
Series B equity units	312,936	—	—	—	—	312,936
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	409,093	510,233	16,358	(935,684)	—
Total capital	409,098	409,093	510,233	16,358	(935,684)	409,098
Total liabilities and capital	$418,397	$797,094	$662,837	$18,949	$(945,039)	$952,238

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2011 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(19,001)	$(19,001)	$(10,442)	$(1,153)	$30,596	$(19,001)
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	19,001	11,595	—	—	(30,596)	—
Depreciation and amortization of deferred financing costs and other	—	482	8,380	466	—	9,328
Pension expense	—	3,804	—	—	—	3,804
Other	—	(90)	620	224	—	754
Decrease (increase) in working capital
Receivables	—	60	(37,553)	75	—	(37,418)
Inventories	—	—	(38,076)	(2,017)	—	(40,093)
Prepaid expenses and other	—	(1,817)	1,133	(109)	—	(793)
Accounts payable and accrued liabilities	—	4,908	9,571	(514)	—	13,965
Pension contributions	—	(882)	—	—	—	(882)
Other	—	(2,094)	307	(5)	—	(1,792)
Cash used for operations	—	(3,035)	(66,060)	(3,033)	—	(72,128)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(11)	(9,521)	(76)	—	(9,608)
Other	—	95	(297)	87	—	(115)
Cash provided by (used for) investment	—	84	(9,818)	11	—	(9,723)
Cash provided by (used for) financing
Parent/subsidiary equity transactions	(1)	1	—	—	—	—
Due to (from) affiliates	—	(78,854)	75,878	2,976	—	—
Cash provided by (used for) financing	(1)	(78,853)	75,878	2,976	—	—
Decrease in cash and cash equivalents	(1)	(81,804)	—	(46)	—	(81,851)
Balance at beginning of the period	5	264,364	16	221	—	264,606
Balance at end of the period	$4	$182,560	$16	$175	$—	$182,755

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2010 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$11,394	$(15,803)	$(6,081)	$(1,042)	$22,926	$11,394
Items in net income (loss) not using (providing) cash
Equity in net income of Boise Inc.	(1,889)	—	—	—	—	(1,889)
Gain on sale of shares of Boise Inc.	(25,308)	—	—	—	—	(25,308)
Equity in net (income) loss of affiliates	15,803	7,123	—	—	(22,926)	—
Depreciation and amortization of deferred financing costs and other	—	630	8,017	476	—	9,123
Pension expense	—	2,087	—	—	—	2,087
Management equity units expense	—	434	—	—	—	434
Other	—	(42)	(1)	(178)	—	(221)
Decrease (increase) in working capital
Receivables	—	168	(54,579)	(616)	—	(55,027)
Inventories	—	—	(33,792)	(1,947)	—	(35,739)
Prepaid expenses and other	—	(1,539)	1,230	(80)	—	(389)
Accounts payable and accrued liabilities	—	7,202	57,713	573	—	65,488
Pension contributions	—	(2,976)	—	—	—	(2,976)
Other	—	(284)	438	1	—	155
Cash used for operations	—	(3,000)	(27,055)	(2,813)	—	(32,868)
Cash provided by (used for) investment
Proceeds from sale of shares of Boise Inc.	86,123	—	—	—	—	86,123
Expenditures for property and equipment	—	—	(3,144)	(101)	—	(3,245)
Other	—	38	(1,243)	178	—	(1,027)
Cash provided by (used for) investment	86,123	38	(4,387)	77	—	81,851
Cash provided by (used for) financing
Parent/subsidiary equity transactions	(86,118)	86,118	—	—	—	—
Due to (from) affiliates	—	(34,166)	31,442	2,724	—	—
Cash provided by (used for) financing	(86,118)	51,952	31,442	2,724	—	—
Increase (decrease) in cash and cash equivalents	5	48,990	—	(12)	—	48,983
Balance at beginning of the period	—	286,999	19	83	—	287,101
Balance at end of the period	$5	$335,989	$19	$71	$—	$336,084

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements” of this Form 10-Q, as well as our 2010 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part I, Item 1A. Risk Factors” in our 2010 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the three months ended March 31, 2011, from those listed in our 2010 Form 10-K. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

We operate our business using three reportable segments:  (1) Building Materials Distribution, which is a wholesale distributor of building materials, (2) Wood Products, which manufactures and sells EWP, plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 16, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

Executive Overview

In first quarter 2011, the United States housing market remained very weak. Home sales and housing starts were at or near all-time lows, and home prices have been declining again since mid-2010. Low levels of residential construction activity translated into weak sales volumes, while sales prices for many of the commodity products we manufacture and distribute were relatively stable during the quarter.

Demand for our products correlates with the level of residential construction activity in North America, which has historically been cyclical. As of April 2011, the Blue Chip Economic Indicators consensus forecast for 2011 single- and multifamily housing starts in the U.S. was approximately 0.63 million units, compared with 0.59 million in 2010 and 0.55 million in 2009, as reported by the U.S. Census Bureau. These amounts are significantly below historical trends of approximately 1.4 million units over the ten years prior to 2011.

Due to the weak demand for the building products we manufacture and distribute, we recorded a loss from operations of $14.8 million during the three months ended March 31, 2011, compared with a $10.6 million loss during the three months ended March 31, 2010. The increased loss was due primarily to $2.7 million of charges related to the indefinite curtailment of a manufacturing facility in our Wood Products segment and other noncash asset write-downs. In addition, our results reflect a gross margin decline of 80 basis points in our Building Materials Distribution segment, as discussed further in “Our Operating Results” below. At March 31, 2011, we had $182.8 million of cash and cash equivalents and $108.6 million of committed bank line availability. As a result, we are in a good liquidity position to fund working capital needs and capital expenditures and to take advantage of market opportunities during the balance of 2011.

For the remainder of 2011, we expect the demand for new residential construction to remain very weak, as excess housing inventory levels, a weak labor market, competition from distressed sales, and restrictive lending conditions for both home buyers and builders persist. The near-term weakness in demand will likely cause us to continue to operate our facilities below their capacity and manage our production levels to sales demand.

While unemployment rates have shown improvement in recent months and have fallen below 9%, further employment growth and consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help reduce excess housing inventory and stimulate new construction. Along with many forecasters, we believe U.S. demand for new residential construction will improve in the long term based on demographic trends such as population growth and household formations. However, the housing recovery will likely be protracted and vary by local market.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•
General economic conditions, including but not limited to housing starts, repair-and-remodel activity and light commercial construction, foreclosure rates, interest rates, unemployment rates, and relative currency values;

•	Mortgage pricing and availability, as well as other consumer financing mechanisms, that ultimately impact demand for our products;

•	Availability and affordability of raw materials, including wood fiber, chemicals, and energy;

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand;

•	Industry cycles and capacity utilization rates;

•	Cost of compliance with government regulations;

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged;

•	Labor and personnel relations and shortages of skilled and technical labor;

•	The financial condition and creditworthiness of our customers;

•	Major equipment failure;

•	Severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	Actions of suppliers, customers, and competitors, including merger and acquisition activities, plant closures, and financial failures;

•	Attraction and retention of key management and other key employees;

•	Boise Inc.’s performance under the Outsourcing Services Agreement; and

•	The other factors described in “Part I, Item 1A. Risk Factors” in our 2010 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011	2010
	(millions)
Sales
Trade	$478.8	$477.4
Related parties (a)	4.4	9.8
	483.2	487.3

Costs and expenses
Materials, labor, and other operating expenses	422.8	425.9
Materials, labor, and other operating expenses from related parties (a)	8.4	6.2
Depreciation and amortization	8.9	8.6
Selling and distribution expenses	47.0	48.2
General and administrative expenses	8.3	7.5
General and administrative expenses from related party (a)	—	1.6
Other (income) expense, net	2.6	(0.1)
	498.0	497.8

Loss from operations	$(14.8)	$(10.6)

	(percentage of sales)
Sales
Trade	99.1%	98.0%
Related parties	0.9	2.0
	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related parties (a)	89.2%	88.7%
Depreciation and amortization	1.8	1.8
Selling and distribution expenses	9.7	9.9
General and administrative expenses, including related party (a)	1.7	1.9
Other (income) expense, net	0.5	—
	103.1%	102.2%

Loss from operations	(3.1)%	(2.2)%
 ____________________________________

(a)
For more information on our related-party transactions, see Note 4, Transactions With Related Parties, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q.

Sales Volumes and Prices

Set forth below are sales mix information for our Building Materials Distribution segment and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31
	2011	2010
	(millions)
Segment Sales
Building Materials Distribution	$377.8	$389.1
Wood Products	154.9	148.0

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	50.8%	50.9%
Engineered wood	10.8%	11.0%
General line	38.4%	38.1%

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	1.6	1.7
I-joists (equivalent lineal feet)	22	24
Plywood (sq. ft.) (3/8” basis)	240	234
Lumber (board feet)	38	36
Particleboard (sq. ft.) (3/4” basis)	18	20

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$16.14	$14.86
I-joists (1,000 equivalent lineal feet)	974	902
Plywood (1,000 sq. ft.) (3/8” basis)	232	230
Lumber (1,000 board feet)	410	415
Particleboard (1,000 sq. ft.) (3/4” basis)	315	305

Operating Results

Sales

For the three months ended March 31, 2011, total sales decreased $4.1 million, or 1%, to $483.2 million from $487.3 million during the three months ended March 31, 2010. The decrease in sales was driven primarily by a decline in sales volumes for many of the products we manufacture and distribute. Price increases for many of our key products, primarily engineered wood products (EWP), partially offset the declines in sales volume. Our sales volumes during the three months ended March 31, 2011, were negatively impacted by slow residential construction activity. U.S. housing starts declined approximately 10% in the first quarter of 2011 from the levels experienced in 2010. Single-family starts, which are a primary driver of our sales, were particularly weak, experiencing a decline of 21% from the year-ago quarter.

Building Materials Distribution.  Sales decreased $11.3 million, or 3%, to $377.8 million for the three months ended March 31, 2011, from $389.1 million for the three months ended March 31, 2010. The decrease in sales was driven primarily by a decline in sales volumes of approximately 6%, partially offset by improved product sales prices of approximately 3%. Our financial results continue to be negatively impacted by reduced demand for our products.

Wood Products.  Sales increased $6.9 million, or 5%, to $154.9 million for the three months ended March 31, 2011, from $148.0 million for the three months ended March 31, 2010. The increase in sales was due primarily to increased plywood prices and sales volumes, higher lumber sales volumes, and higher byproduct chip sales. In addition, EWP prices were up about 8%, but lower EWP sales volumes mostly offset that increase.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, decreased slightly to $431.2 million for the three months ended March 31, 2011, compared with $432.1 million during the same period in the prior year. The decrease reflects lower purchased materials costs as a result of lower sales volumes in our Building Materials Distribution segment. This decrease was partially offset by higher costs in our Wood Products segment primarily due to higher net log costs and higher conversion costs.

Depreciation and amortization expenses were relatively flat for the three months ended March 31, 2011, compared with the same period in the prior year.

Selling and distribution expenses decreased $1.2 million, or 2%, to $47.0 million for the three months ended March 31, 2011, compared with $48.2 million for the same period in the prior year. The decrease was due primarily to lower incentive compensation costs.

General and administrative expenses, including from related party, decreased $0.8 million, or 8%, to $8.3 million for the three months ended March 31, 2011, compared with $9.1 million for the same period in the prior year. The decrease was due primarily to lower incentive compensation costs.

Other (income) expense, net, for the three months ended March 31, 2011, was $2.6 million of expense, compared with $0.1 million of income for the same period in the prior year. In first quarter 2011, we recorded $1.4 million of expense related to the indefinite curtailment of a manufacturing plant in our Wood Products segment. In addition, we recorded $1.2 million in noncash asset write-downs.

Loss From Operations

Loss from operations increased $4.2 million to $14.8 million for the three months ended March 31, 2011, compared with $10.6 million for the three months ended March 31, 2010. The increase is due primarily to $2.7 million of charges related to the indefinite curtailment of a manufacturing plant in our Wood Products segment and other noncash asset write-downs, as well as lower gross margins in our Building Materials Distribution segment. These changes are discussed in more detail below.

Building Materials Distribution.  Segment loss increased $3.9 million to $4.6 million for the three months ended March 31, 2011, from $0.7 million for the three months ended March 31, 2010. The increased loss is due primarily to a decline in gross margins of 80 basis points. For the three months ended March 31, 2010, our gross margins benefited from rapidly escalating pricing for many of the commodity products we distribute. For the three months ended March 31, 2011, the pricing environment was generally stable and did not provide margin-enhancement opportunities that we experience during periods of rising product prices. In addition, we recorded a noncash asset write-down of $0.8 million.

Wood Products.  Segment loss increased $0.7 million to $7.3 million for the three months ended March 31, 2011, from $6.6 million for the three months ended March 31, 2010. The increased loss is due primarily to charges of $1.9 million related to the indefinite curtailment of a manufacturing plant and other noncash asset write-downs. These charges and higher net log costs and conversion costs were partially offset by higher EWP pricing.

Other

Sale of Investment in Equity Affiliate.  In first quarter 2010, we sold all of our remaining 18.3 million shares of Boise Inc. and, as a result, discontinued the equity method of accounting. During the three months ended March 31, 2010, we recorded $1.9 million of income related to equity in the net income of Boise Inc. and a $25.3 million gain on the sale of our remaining Boise Inc. shares in our Consolidated Statement of Income (Loss).

Liquidity and Capital Resources

Continued concerns over the level of residential construction activity, number of foreclosures, availability and cost of credit, unemployment, and consumer and business confidence create uncertainty around the amount of cash flow we will generate during the remainder of 2011. In response to the continued economic uncertainty and to conserve our liquidity, we will continue to manage production levels to sales demand.

We ended first quarter 2011 with $182.8 million of cash, $219.6 million of long-term debt, and $291.4 million of available liquidity (unrestricted cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We used $81.9 million of cash during the three months ended March 31, 2011, principally to fund seasonal working capital increases and, to a lesser extent, capital spending, as discussed below.

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

Operating Activities

For the three months ended March 31, 2011, our operating activities used $72.1 million of cash, compared with $32.9 million used by operations in the same period in 2010. Compared with the three months ended March 31, 2010, the increase in cash used for operations relates primarily to working capital increases.

During the three months ended March 31, 2011, increases in working capital used $64.3 million of cash from operations, compared with $25.7 million in the same period a year ago. The increase in working capital in first quarter 2011 was attributable primarily to higher receivables and inventories, partially offset by a net increase in accounts payable and accrued liabilities. The increase in receivables in our Building Materials Distribution and Wood Products segments primarily reflects increased sales of approximately 20% and 24%, respectively, comparing sales for the month of March 2011 with sales for the month of December 2010. The increases in inventories and accounts payable during the three months ended March 31, 2011, represent normal seasonal inventory build.

The net increase in accounts payable and accrued liabilities provided $14.0 million of cash during the three months ended March 31, 2011, compared with $65.5 million in the same period a year ago. During the three months ended March 31, 2010, extended payment terms offered by major vendors to our Building Materials Distribution segment led to the significant increase in accounts payable. To a lesser extent, the change was also due to a reduction in accrued liabilities during the three months ended March 31, 2011, that resulted from employee incentive compensation programs that were accrued in 2010, and paid out in first quarter 2011.

Investment Activities

During the three months ended March 31, 2011, we used approximately $9.6 million of cash for purchases of property, plant, and equipment. We expect capital expenditures in 2011 to total approximately $35 million to $40 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2011 has been and will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance.

During the three months ended March 31, 2010, we received $86.1 million of net proceeds from the sale of 18.3 million Boise Inc. shares, and we used approximately $3.2 million of cash for purchases of property, plant, and equipment.

Financing Activities

Cash used for financing activities was zero for the each of the three months ended March 31, 2011 and 2010.

For more information related to our debt structure, see the discussion under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. Except as updated in Note 11, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” of this Form 10-Q, as of the date of this filing, there have been no other changes to our debt structure.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. During the three months ended March 31, 2011, there were no material changes to our contractual obligations outside the normal course of business.

Off-Balance-Sheet Activities

At March 31, 2011, and December 31, 2010, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 16, Commitments and Guarantees, and Note 19, Consolidating Guarantor and Nonguarantor Financial Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2010 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2011, there have been no material changes to the guarantees disclosed in our 2010 Form 10-K.

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

Employees

As of March 31, 2011, we had approximately 4,170 employees. Approximately 33% of these employees work pursuant to collective bargaining agreements. As of March 31, 2011, we have 12 collective bargaining agreements, of which two agreements, representing 127 employees, are up for renewal within one year. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Environmental

From time to time legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. The U.S. Environmental Protection Agency (EPA) has recently promulgated a series of four regulations commonly referred to collectively as Boiler MACT which are intended to regulate the emission of hazardous air pollutants from industrial boilers. At the time it announced the final promulgation of the regulations, the EPA also announced that it planned to reconsider portions of the regulations. In addition, we believe it is likely that environmental and industry groups will file petitions for reconsideration of these regulations with the EPA and/or appeals with the courts. As a result, considerable uncertainty exists about the final form these rules will take. Notwithstanding that uncertainty, we are proceeding with efforts to analyze the applicability and requirements of the regulations, as recently promulgated, and the likely capital and operating costs that compliance will impose on our Wood Products segment. At this time we cannot accurately forecast the capital or operating cost changes that may result from compliance with the regulations.

For additional information on environmental issues, see Environmental in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. As of March 31, 2011, there have been no changes to our critical accounting estimates disclosed in our 2010 Form 10-K.

New and Recently Adopted Accounting Standards

For information related to new and recently adopted accounting standards, see Note 13, New and Recently Adopted Accounting Standards, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Item 1. Financial Statements” in this Form 10-Q.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and under the heading “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K. As of March 31, 2011, there have been no material changes in our exposure to market risk from those disclosed in our 2010 Form 10-K.

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

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. A number of key components in our internal control system assist us in these evaluations. Since the company’s inception, we have had a disclosure committee. The committee meets regularly and includes input from our senior management, general counsel, and internal audit staff. This committee is charged with considering and evaluating the materiality of information and reviewing the company’s disclosure obligations on a timely basis. Our internal audit department also evaluates components of our internal controls on an ongoing basis. To assist in its evaluations, the internal audit staff identifies, documents, and tests our controls and procedures. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions. You can find examples of these statements throughout this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in “Item 1A. Risk Factors” in our 2010 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the three months ended March 31, 2011, from those listed in our 2010 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  May 4, 2011

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011

Number	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002