Form 10-Q
period 2011-06-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2011-08-04
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(208) 384-6161
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The registrant, a limited liability company, has no voting or nonvoting equity held by nonaffiliates.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C. Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(thousands)
Sales
Trade	$585,031	$646,320	$1,063,838	$1,123,742
Related parties	4,382	5,168	8,822	14,999
	589,413	651,488	1,072,660	1,138,741

Costs and expenses
Materials, labor, and other operating expenses	514,221	557,849	937,053	983,750
Materials, labor, and other operating expenses from related parties	10,351	10,550	18,794	16,772
Depreciation and amortization	9,241	8,595	18,148	17,185
Selling and distribution expenses	51,016	52,630	97,986	100,795
General and administrative expenses	9,880	11,205	18,158	18,663
General and administrative expenses from related party	—	—	—	1,576
Other (income) expense, net	50	60	2,639	(20)
	594,759	640,889	1,092,778	1,138,721

Income (loss) from operations	(5,346)	10,599	(20,118)	20

Equity in net income of affiliate	—	—	—	1,889
Gain on sale of shares of equity affiliate	—	—	—	25,308
Foreign exchange gain (loss)	30	(355)	340	(208)
Interest expense	(4,584)	(6,021)	(9,173)	(11,541)
Interest income	77	199	223	393
	(4,477)	(6,177)	(8,610)	15,841

Income (loss) before income taxes	(9,823)	4,422	(28,728)	15,861
Income tax provision	(38)	(90)	(134)	(135)
Net income (loss)	$(9,861)	$4,332	$(28,862)	$15,726

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (unaudited)

	June 30, 2011	December 31, 2010
	(thousands)
ASSETS
Current
Cash and cash equivalents	$202,828	$264,606
Receivables
Trade, less allowances of $2,330 and $2,492	149,047	102,906
Related parties	242	297
Other	3,189	4,571
Inventories	275,048	261,202
Prepaid expenses and other	7,838	3,808
	638,192	637,390

Property
Property and equipment, net	270,500	273,569
Timber deposits	11,474	10,588
	281,974	284,157

Deferred financing costs	3,289	3,626
Goodwill	12,170	12,170
Intangible assets, net	8,900	8,906
Other assets	6,198	5,989
Total assets	$950,723	$952,238

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (continued) (unaudited)

	June 30, 2011	December 31, 2010
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$144,983	$112,414
Related parties	1,654	394
Accrued liabilities
Compensation and benefits	33,365	39,827
Interest payable	3,289	3,291
Other	20,945	22,530
	204,236	178,456

Debt
Long-term debt	219,560	219,560

Other
Compensation and benefits	121,636	121,709
Other long-term liabilities	14,227	14,116
	135,863	135,825

Redeemable equity units
Series B equity units — 2,650 units and 2,736 units outstanding	2,650	2,736
Series C equity units — 14,330 units and 14,425 units outstanding	6,500	6,563
	9,150	9,299

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000 units authorized and outstanding	99,977	96,162
Series B equity units — no par value; 550,000 units authorized; 532,674 units and 532,588 units outstanding	281,937	312,936
Series C equity units — no par value; 44,000 units authorized; 12,075 units and 11,980 units outstanding	—	—
Total capital	381,914	409,098
Total liabilities and capital	$950,723	$952,238

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
	2011	2010
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(28,862)	$15,726
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate	—	(1,889)
Gain on sale of shares of equity affiliate	—	(25,308)
Depreciation and amortization of deferred financing costs and other	19,041	19,063
Pension expense	6,432	3,865
Management equity units expense	—	869
Other	744	196
Decrease (increase) in working capital, net of acquisitions
Receivables	(44,221)	(58,511)
Inventories	(11,969)	(21,174)
Prepaid expenses and other	(2,284)	(2,098)
Accounts payable and accrued liabilities	27,716	48,161
Pension contributions	(4,279)	(3,070)
Other	(1,617)	1,899
Net cash used for operations	(39,299)	(22,271)

Cash provided by (used for) investment
Proceeds from sale of shares of equity affiliate, net	—	86,123
Expenditures for property and equipment	(16,585)	(9,997)
Acquisitions of businesses and facilities	(5,782)	—
Other	(112)	(1,408)
Net cash provided by (used for) investment	(22,479)	74,718

Cash provided by (used for) financing
Issuances of long-term debt	—	45,000
Payments of long-term debt	—	(120,000)
Net cash used for financing	—	(75,000)

Net decrease in cash and cash equivalents	(61,778)	(22,553)

Balance at beginning of the period	264,606	287,101

Balance at end of the period	$202,828	$264,548

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.                                      Nature of Operations and Consolidation

Nature of Operations

Boise Cascade Holdings, L.L.C., is a privately held building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "BC Holdings," "we," and "our" refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Boise Cascade, L.L.C., our wholly owned direct subsidiary, is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products (EWP) and plywood in North America.

We operate our business using three reportable segments: (1) Building Materials Distribution, which is a wholesale distributor of building materials, (2) Wood Products, which manufactures and sells EWP, plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 10, Segment Information.

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of BC Holdings and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2010 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

2.                                      Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement benefits; and vendor and customer rebates, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2011, and December 31, 2010, we had $1.5 million and $3.1 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales, Trade." At June 30, 2011, and December 31, 2010, we had $12.0 million and $14.3 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $3.9 million and $3.6 million for the three months ended June 30, 2011 and 2010, respectively, and $7.3 million and $7.1 million for the six months ended June 30, 2011 and 2010, respectively. Sublease rental income was not material in any of the periods presented.

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

During both the three and six months ended June 30, 2011 and 2010, we paid a negligible amount of income taxes, net of income taxes refunded.

Inventories

Inventories include the following:

	June 30, 2011	December 31, 2010
	(thousands)
Finished goods and work in process	$239,227	$210,547
Logs	17,697	33,816
Other raw materials and supplies	18,124	16,839
	$275,048	$261,202

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2011	December 31, 2010
	(thousands)
Land	$36,220	$36,795
Buildings and improvements	116,038	112,952
Machinery and equipment	308,752	296,866
Construction in progress	12,971	17,523
	473,981	464,136
Less accumulated depreciation	(203,481)	(190,567)
	$270,500	$273,569

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash and cash equivalents are recorded at cost, which approximates fair value. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. Our debt is predominately fixed-rate. At June 30, 2011, the book value of our fixed-rate debt was $219.6 million, which approximated fair value as the stated fixed rate and the quoted market rate were comparable at June 30, 2011. The fair value was estimated using quoted period-end market interest rates for our debt.

We are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. At June 30, 2011, and December 31, 2010, we had no derivative instruments.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of customers based on ongoing credit evaluations. At June 30, 2011, and December 31, 2010, the receivables from a single customer accounted for approximately 13% and 14% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of equity, among other amendments. Instead, the company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The amended guidance will be effective retrospectively for annual and interim periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. It also requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for future business combinations. ASU 2010-29 did not have a material impact on our consolidated financial statements.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3.                                      Sale of Investment in Equity Affiliate

In connection with the sale of our Paper and Packaging & Newsprint assets in February 2008, we received 37.9 million shares, or 49%, of Boise Inc.'s common stock. In 2009, we sold approximately half of our investment in Boise Inc. In first quarter 2010, we sold our remaining 18.3 million shares of Boise Inc. and, as a result, discontinued the equity method of accounting.

During the six months ended June 30, 2010, we recorded $1.9 million of income related to equity in the net income of Boise Inc. and a $25.3 million gain on the sale of our remaining Boise Inc. shares in our Consolidated Statements of Income (Loss).

4.                                      Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2013. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement, including both related party and nonrelated party, were $3.7 million and $3.6 million for the three months ended June 30, 2011 and 2010, respectively, and $7.3 million and $7.1 million for the six months ended June 30, 2011 and 2010, respectively. The majority of these expenses are recorded in "General and administrative expenses" in our Consolidated Statements of Income (Loss) or "General and administrative expenses from related party" for the period Boise Inc. was a related party.

5.                                      Transactions With Related Parties

In early March 2010, we sold our remaining investment in Boise Inc. (see Note 3, Sale of Investment in Equity Affiliate, for more information), and because of the disposition, Boise Inc. is no longer a related party. The 2010 related-party activity with Boise Inc. included in the consolidated financial statements includes only those sales and costs and expenses transacted prior to March 2010, when Boise Inc. was a related party. Beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) represent the only significant related-party activity recorded in our consolidated financial statements. LTP is an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. LTP procures saw timber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade, L.L.C. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly impact the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Income (Loss) were $4.4 million and $5.2 million during the three months ended June 30, 2011 and 2010, respectively, and $8.8 million and $10.1 million during the six months ended June 30, 2011 and 2010, respectively. We also recorded $4.9 million of related-party sales to Boise Inc. (for the period they were a related party) during the six months ended June 30, 2010. These pulpwood and chip sales were made at prices designed to approximate market.

Costs and Expenses

Related-party fiber purchases from LTP were $10.4 million and $10.6 million during the three months ended June 30, 2011 and 2010, respectively, and $18.8 million and $16.2 million during the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2010, we also recorded $0.3 million of related-party expenses for transportation services from Boise Inc. (for the period they were a related party). We purchased the fiber and transportation services at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses from related parties" in our Consolidated Statements of Income (Loss).

The $7.1 million total expenses incurred under the Outsourcing Services Agreement for the six months ended June 30, 2010, included $2.4 million of related-party expenses for the period Boise Inc. was a related party. For more information, see Note 4, Outsourcing Services Agreement.

6.                                      Other (Income) Expense

Other (income) expense includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(thousands)
Facility curtailment (a)	$—	$—	$1,410	$—
Other, net (b)	50	60	1,229	(20)
	$50	$60	$2,639	$(20)
_______________________________________

(a)	In first quarter 2011, we committed to indefinitely curtail a manufacturing plant in our Wood Products segment. The manufacturing plant was permanently closed on June 30, 2011.

(b)	In first quarter 2011, we recorded noncash asset write-downs of $1.2 million.

7.    Debt

Long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
	(thousands)
Asset-based revolving credit facility, originally due 2013	$—	$—
7.125% senior subordinated notes, due 2014	219,560	219,560
Total long-term debt	$219,560	$219,560

Asset-Based Revolving Credit Facility

At June 30, 2011, and December 31, 2010, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, had a $170 million senior secured asset-based revolving credit facility, originally due 2013, with Bank of America (Revolving Credit Facility), which was replaced in July 2011, as discussed below. On April 1, 2010, we borrowed $45.0 million under the Revolving Credit Facility, bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million. At both June 30, 2011, and December 31, 2010, we had no borrowings outstanding under the Revolving Credit Facility. The minimum and maximum borrowings under the Revolving Credit Facility were both zero during the six months ended June 30, 2011.

Interest rates under the Revolving Credit Facility were based on either the prime rate plus 1.00% to 1.50% or the London Interbank Offered Rate (LIBOR) plus 2.50% to 3.00%, subject to quarterly adjustment based on the average availability under the Revolving Credit Facility during the prior quarter. The Revolving Credit Facility provided for a commitment fee of 0.50% per annum payable to the lenders on the average daily unused portion of the Revolving Credit Facility. Letters of credit were subject to a 0.15% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the product of the interest rate spread applicable to LIBOR borrowings under the Revolving Credit Facility and the daily average amount available for drawing under the outstanding letters of credit. At both June 30, 2011, and December 31, 2010, we had approximately $14 million of letters of credit outstanding. These letters of credit reduced our borrowing capacity under the Revolving Credit Facility.

New Asset-Based Revolving Credit Facility

On July 13, 2011, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into a new $250 million senior secured asset-based revolving credit facility (New Revolving Credit Facility) with Wells Fargo as Agent and the banks named therein as lenders. The New Revolving Credit Facility replaced the Revolving Credit Facility discussed above. Borrowings under the New Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding borrowings and letters of credit (Availability). No borrowings were made under the New Revolving Credit Facility upon its effectiveness other than the transfer of approximately $14 million of letters of credit from the previous credit facility.

The New Revolving Credit Facility has a maturity date of July 13, 2016, provided that our Senior Subordinated Notes have been repaid or refinanced prior to July 15, 2014; otherwise, the New Revolving Credit Facility will mature July 15, 2014. The New Revolving Credit Facility is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the Agreement are available for working capital and other general corporate purposes.

Interest rates under the New Revolving Credit Facility are based, at the Company's election, on either LIBOR or a base rate, as defined in the agreement, plus a spread over the index elected which ranges from 1.75% to 2.25% for loans based on LIBOR and from 0.75% to 1.25% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. In addition, the Company is required to pay an unused commitment fee of 0.50% per annum of the average unused portion of the lending commitments. If we have utilized more than 40% of the commitments, the unused commitment fee percentage reduces to 0.375%.

The New Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The New Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio if Availability falls below the greater of $31.25 million or 12.5% of the aggregate lending commitments.

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

We are obligated to use the net proceeds (as defined in the Indenture) within one year from the sale of specific assets to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes (Asset Sale Covenant). The Indenture, however, includes a $20 million basket provision, which enables us to retain the net proceeds not used as obligated by the Asset Sale Covenant until the senior subordinated notes mature or we make additional asset sales that cause cash under the Asset Sale Covenant to exceed the basket amount. At June 30, 2011, $2.7 million of asset sales proceeds had aged past the applicable one-year periods and have been retained by the company under the basket provision. The $2.7 million is recorded in "Cash and cash equivalents" on our Consolidated Balance Sheet at June 30, 2011, and is restricted by the Asset Sale Covenant of the Indenture.

Cash Paid for Interest

For the six months ended June 30, 2011 and 2010, cash payments for interest, net of interest capitalized, were $8.3 million and $9.8 million, respectively.

8.                               Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(thousands)
Service cost	$1,297	$1,199	$2,798	$2,593
Interest cost	5,075	5,031	10,345	10,106
Expected return on plan assets	(4,486)	(4,628)	(8,969)	(9,217)
Recognized actuarial loss	698	131	1,424	294
Amortization of prior service costs and other	44	45	89	89
Curtailment loss	—	—	745	—
Net periodic benefit cost	$2,628	$1,778	$6,432	$3,865

In the first six months of 2011, we made $4.3 million in cash contributions to the pension plans. For the remainder of 2011, we expect to make approximately $11 million in additional contributions to the pension plans.

9.                               Comprehensive Income (Loss)
Comprehensive income (loss) includes the following:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(thousands)
Net income (loss)	$(9,861)	$4,332	$(28,862)	$15,726
Other comprehensive income (loss)
Unfunded accumulated benefit obligation	699	176	1,539	383
Equity in other comprehensive income of equity affiliate	—	—	—	(4,041)
Comprehensive income (loss)	$(9,162)	$4,508	$(27,323)	$12,068

Accumulated other comprehensive loss at June 30, 2011, and December 31, 2010, was $38.7 million and $40.2 million, respectively. Accumulated other comprehensive income (loss) is recorded in "Capital, Series B equity units" on the Consolidated Balance Sheets.

10.                               Segment Information

We operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K.

An analysis of our operations by segment is as follows:

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(c)
	(millions)
Three Months Ended June 30, 2011
Building Materials Distribution	$470.5	$—	$0.2	$470.7	$1.3	$2.1	$3.4
Wood Products	114.5	4.4	63.5	182.4	(2.7)	7.1	4.5
Corporate and Other	—	—	—	—	(4.0)	0.1	(3.9)
	585.0	4.4	63.7	653.1	(5.3)	9.2	3.9
Intersegment eliminations	—	—	(63.7)	(63.7)	—	—	—
Interest expense	—	—	—	—	(4.6)	—	—
Interest income	—	—	—	—	0.1	—	—
	$585.0	$4.4	$—	$589.4	$(9.8)	$9.2	$3.9

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(c)
	(millions)
Three Months Ended June 30, 2010
Building Materials Distribution	$515.2	$—	$0.2	$515.4	$7.3	$1.8	$9.1
Wood Products	131.1	5.2	63.2	199.4	8.2	6.7	14.9
Corporate and Other	—	—	—	—	(5.3)	0.1	(5.2)
	646.3	5.2	63.4	714.9	10.2	8.6	18.8
Intersegment eliminations	—	—	(63.4)	(63.4)	—	—	—
Interest expense	—	—	—	—	(6.0)	—	—
Interest income	—	—	—	—	0.2	—	—
	$646.3	$5.2	$—	$651.5	$4.4	$8.6	$18.8

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(c)
	(millions)
Six Months Ended June 30, 2011
Building Materials Distribution (a)	$848.1	$—	$0.4	$848.5	$(3.2)	$4.1	$0.9
Wood Products (a)	215.7	8.8	112.8	337.4	(9.9)	13.9	4.0
Corporate and Other	—	—	—	—	(6.6)	0.1	(6.5)
	1,063.8	8.8	113.2	1,185.9	(19.8)	18.1	(1.6)
Intersegment eliminations	—	—	(113.2)	(113.2)	—	—	—
Interest expense	—	—	—	—	(9.2)	—	—
Interest income	—	—	—	—	0.2	—	—
	$1,063.8	$8.8	$—	$1,072.7	$(28.7)	$18.1	$(1.6)

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(c)
	(millions)
Six Months Ended June 30, 2010
Building Materials Distribution	$904.3	$—	$0.2	$904.6	$6.5	$3.6	$10.2
Wood Products	219.4	15.0	113.0	347.4	1.6	13.4	15.0
Corporate and Other	—	—	—	—	(8.4)	0.2	(8.2)
	1,123.7	15.0	113.3	1,252.0	(0.2)	17.2	17.0
Intersegment eliminations	—	—	(113.3)	(113.3)	—	—	—
Equity in net income of affiliate (b)	—	—	—	—	1.9	—	1.9
Gain on sale of shares of equity affiliate (b)	—	—	—	—	25.3	—	25.3
Interest expense	—	—	—	—	(11.5)	—	—
Interest income	—	—	—	—	0.4	—	—
	$1,123.7	$15.0	$—	$1,138.7	$15.9	$17.2	$44.2
___________________________________

(a)
In March 2011, we committed to indefinitely curtail a manufacturing plant in our Wood Products segment, and we recorded the related expense of $1.4 million in "Other (income) expense, net" and $0.4 million of accelerated depreciation in "Depreciation and Amortization" in our Consolidated Statement of Income (Loss) for the six months ended June 30, 2011. The manufacturing plant was permanently closed on June 30, 2011. Also, during the six months ended June 30, 2011, we recorded $1.2 million of noncash asset write-downs in "Other (income) expense, net," of which $0.8 million was recorded in our Building Materials Distribution segment and $0.4 million was recorded in our Wood Products segment.

(b)	See Note 3, Sale of Investment in Equity Affiliate, for information related to our investment in Boise Inc.

(c)
EBITDA represents income (loss) before interest (interest expense and interest income), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation and amortization, which represent unavoidable operating costs. Management compensates for the limitations of EBITDA by relying on our GAAP results. Our measure of EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(thousands)
Net income (loss)	$(9.9)	$4.3	$(28.9)	$15.7
Interest expense	4.6	6.0	9.2	11.5
Interest income	(0.1)	(0.2)	(0.2)	(0.4)
Income tax provision	—	0.1	0.1	0.1
Depreciation and amortization	9.2	8.6	18.1	17.2
EBITDA	$3.9	$18.8	$(1.6)	$44.2

11.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 7, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 16, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At June 30, 2011, there have been no material changes to the commitments disclosed in the 2010 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2011, there have been no material changes to the guarantees disclosed in the 2010 Form 10-K.

12.                               Consolidating Guarantor and Nonguarantor Financial Information

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

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended June 30, 2011
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$580,961	$4,070	$—	$585,031
Intercompany	—	—	—	3,608	(3,608)	—
Related parties	—	—	4,382	—	—	4,382
	—	—	585,343	7,678	(3,608)	589,413

Costs and expenses
Materials, labor, and other operating expenses	—	—	510,539	7,480	(3,798)	514,221
Materials, labor, and other operating expenses from related parties	—	—	10,351	—	—	10,351
Depreciation and amortization	—	62	8,752	427	—	9,241
Selling and distribution expenses	—	—	50,325	691	—	51,016
General and administrative expenses	1	3,913	5,776	—	190	9,880
Other (income) expense, net	—	45	340	(335)	—	50
	1	4,020	586,083	8,263	(3,608)	594,759

Loss from operations	(1)	(4,020)	(740)	(585)	—	(5,346)

Foreign exchange gain (loss)	—	30	(14)	14	—	30
Interest expense	—	(4,584)	—	—	—	(4,584)
Interest income	—	25	52	—	—	77
	—	(4,529)	38	14	—	(4,477)

Loss before income taxes and equity in net income (loss) of affiliates	(1)	(8,549)	(702)	(571)	—	(9,823)
Income tax (provision) benefit	—	(65)	27	—	—	(38)

Loss before equity in net income (loss) of affiliates	(1)	(8,614)	(675)	(571)	—	(9,861)
Equity in net income (loss) of affiliates	(9,860)	(1,246)	—	—	11,106	—
Net income (loss)	$(9,861)	$(9,860)	$(675)	$(571)	$11,106	$(9,861)

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

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Six Months Ended June 30, 2011
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,056,743	$7,095	$—	$1,063,838
Intercompany	—	—	—	5,185	(5,185)	—
Related parties	—	—	8,822	—	—	8,822
	—	—	1,065,565	12,280	(5,185)	1,072,660

Costs and expenses
Materials, labor, and other operating expenses	—	—	930,327	12,210	(5,484)	937,053
Materials, labor, and other operating expenses from related parties	—	—	18,794	—	—	18,794
Depreciation and amortization	—	123	17,132	893	—	18,148
Selling and distribution expenses	—	—	96,672	1,314	—	97,986
General and administrative expenses	1	6,799	11,059	—	299	18,158
Other (income) expense, net	—	45	2,824	(230)	—	2,639
	1	6,967	1,076,808	14,187	(5,185)	1,092,778

Loss from operations	(1)	(6,967)	(11,243)	(1,907)	—	(20,118)

Foreign exchange gain	—	133	24	183	—	340
Interest expense	—	(9,173)	—	—	—	(9,173)
Interest income	—	95	128	—	—	223
	—	(8,945)	152	183	—	(8,610)

Loss before income taxes and equity in net income (loss) of affiliates	(1)	(15,912)	(11,091)	(1,724)	—	(28,728)
Income tax provision	—	(108)	(26)	—	—	(134)

Loss before equity in net income (loss) of affiliates	(1)	(16,020)	(11,117)	(1,724)	—	(28,862)
Equity in net income (loss) of affiliates	(28,861)	(12,841)	—	—	41,702	—
Net income (loss)	$(28,862)	$(28,861)	$(11,117)	$(1,724)	$41,702	$(28,862)

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Six Months Ended June 30, 2010
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,116,209	$7,533	$—	$1,123,742
Intercompany	—	—	—	7,138	(7,138)	—
Related parties	—	—	14,999	—	—	14,999
	—	—	1,131,208	14,671	(7,138)	1,138,741

Costs and expenses
Materials, labor, and other operating expenses	—	—	975,172	15,981	(7,403)	983,750
Materials, labor, and other operating expenses from related parties	—	—	16,772	—	—	16,772
Depreciation and amortization	—	188	16,046	951	—	17,185
Selling and distribution expenses	—	—	100,144	651	—	100,795
General and administrative expenses	—	6,347	12,051	—	265	18,663
General and administrative expenses from related party	—	1,576	—	—	—	1,576
Other (income) expense, net	—	39	(44)	(15)	—	(20)
	—	8,150	1,120,141	17,568	(7,138)	1,138,721

Income (loss) from operations	—	(8,150)	11,067	(2,897)	—	20

Equity in net income of Boise Inc.	1,889	—	—	—	—	1,889
Gain on sale of shares of Boise Inc.	25,308	—	—	—	—	25,308
Foreign exchange gain (loss)	—	(115)	(159)	66	—	(208)
Interest expense	—	(11,541)	—	—	—	(11,541)
Interest income	—	156	237	—	—	393
	27,197	(11,500)	78	66	—	15,841

Income (loss) before income taxes and equity in net income (loss) of affiliates	27,197	(19,650)	11,145	(2,831)	—	15,861
Income tax provision	—	(106)	(10)	(19)	—	(135)

Income (loss) before equity in net income (loss) of affiliates	27,197	(19,756)	11,135	(2,850)	—	15,726
Equity in net income (loss) of affiliates	(11,471)	8,285	—	—	3,186	—
Net income (loss)	$15,726	$(11,471)	$11,135	$(2,850)	$3,186	$15,726

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at June 30, 2011 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$4	$202,716	$20	$88	$—	$202,828
Receivables
Trade, less allowances	—	1	147,407	1,639	—	149,047
Related parties	—	16	226	—	—	242
Intercompany	—	—	56	—	(56)	—
Other	—	(99)	2,770	518	—	3,189
Inventories	—	—	268,083	6,965	—	275,048
Prepaid expenses and other	—	2,400	5,264	174	—	7,838
	4	205,034	423,826	9,384	(56)	638,192

Property
Property and equipment, net	—	1,536	258,475	10,489	—	270,500
Timber deposits	—	—	11,474	—	—	11,474
	—	1,536	269,949	10,489	—	281,974

Deferred financing costs	—	3,289	—	—	—	3,289
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,900	—	—	8,900
Other assets	—	20	6,177	1	—	6,198
Investments in affiliates	391,060	561,699	—	—	(952,759)	—
Total assets	$391,064	$771,578	$721,022	$19,874	$(952,815)	$950,723

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at June 30, 2011 (continued) (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$11,546	$132,781	$656	$—	$144,983
Related parties	—	392	1,262	—	—	1,654
Intercompany	—	—	—	56	(56)	—
Accrued liabilities	—	—	—	—	—
Compensation and benefits	—	11,894	21,131	340	—	33,365
Interest payable	—	3,289	—	—	—	3,289
Other	—	1,747	18,210	988	—	20,945
	—	28,868	173,384	2,040	(56)	204,236

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	121,636	—	—	—	121,636
Other long-term liabilities	—	10,454	3,773	—	—	14,227
	—	132,090	3,773	—	—	135,863

Redeemable equity units
Series B equity units	2,650	—	—	—	—	2,650
Series C equity units	6,500	—	—	—	—	6,500
Redeemable equity units	—	9,150	—	—	(9,150)	—
	9,150	9,150	—	—	(9,150)	9,150

Commitments and contingent liabilities

Capital
Series A equity units	99,977	—	—	—	—	99,977
Series B equity units	281,937	—	—	—	—	281,937
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	381,910	543,865	17,834	(943,609)	—
Total capital	381,914	381,910	543,865	17,834	(943,609)	381,914
Total liabilities and capital	$391,064	$771,578	$721,022	$19,874	$(952,815)	$950,723

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2010 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$5	$264,364	$16	$221	$—	$264,606
Receivables
Trade, less allowances	—	2	101,827	1,077	—	102,906
Related parties	—	6	291	—	—	297
Intercompany	—	—	56	—	(56)	—
Other	—	(30)	4,259	342	—	4,571
Inventories	—	—	255,287	5,915	—	261,202
Prepaid expenses and other	—	955	2,805	48	—	3,808
	5	265,297	364,541	7,603	(56)	637,390

Property
Property and equipment, net	—	1,561	260,662	11,346	—	273,569
Timber deposits	—	—	10,588	—	—	10,588
	—	1,561	271,250	11,346	—	284,157

Deferred financing costs	—	3,626	—	—	—	3,626
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,906	—	—	8,906
Other assets	—	19	5,970	—	—	5,989
Investments in affiliates	418,392	526,591	—	—	(944,983)	—
Total assets	$418,397	$797,094	$662,837	$18,949	$(945,039)	$952,238

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2010 (continued) (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$7,921	$103,714	$779	$—	$112,414
Related parties	—	392	2	—	—	394
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	12,812	26,540	475	—	39,827
Interest payable	—	3,291	—	—	—	3,291
Other	—	2,523	18,726	1,281	—	22,530
	—	26,939	148,982	2,591	(56)	178,456

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	121,709	—	—	—	121,709
Other long-term liabilities	—	10,494	3,622	—	—	14,116
	—	132,203	3,622	—	—	135,825

Redeemable equity units
Series B equity units	2,736	—	—	—	—	2,736
Series C equity units	6,563	—	—	—	—	6,563
Redeemable equity units	—	9,299	—	—	(9,299)	—
	9,299	9,299	—	—	(9,299)	9,299

Commitments and contingent liabilities

Capital
Series A equity units	96,162	—	—	—	—	96,162
Series B equity units	312,936	—	—	—	—	312,936
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	409,093	510,233	16,358	(935,684)	—
Total capital	409,098	409,093	510,233	16,358	(935,684)	409,098
Total liabilities and capital	$418,397	$797,094	$662,837	$18,949	$(945,039)	$952,238

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Six Months Ended June, 2011 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(28,862)	$(28,861)	$(11,117)	$(1,724)	$41,702	$(28,862)
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	28,861	12,841	—	—	(41,702)	—
Depreciation and amortization of deferred financing costs and other	—	1,016	17,132	893	—	19,041
Pension expense	—	6,432	—	—	—	6,432
Other	—	(106)	634	216	—	744
Decrease (increase) in working capital, net of acquisitions
Receivables	—	61	(43,543)	(739)	—	(44,221)
Inventories	—	—	(10,919)	(1,050)	—	(11,969)
Prepaid expenses and other	—	276	(2,434)	(126)	—	(2,284)
Accounts payable and accrued liabilities	—	828	27,430	(542)	—	27,716
Pension contributions	—	(4,279)	—	—	—	(4,279)
Other	—	(2,019)	412	(10)	—	(1,617)
Net cash used for operations	(1)	(13,811)	(22,405)	(3,082)	—	(39,299)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(11)	(16,225)	(349)	—	(16,585)
Acquisitions of businesses and facilities	—	—	(5,782)	—	—	(5,782)
Other	—	123	(333)	98	—	(112)
Net cash provided by (used for) investment	—	112	(22,340)	(251)	—	(22,479)
Cash provided by (used for) financing
Due to (from) affiliates	—	(47,949)	44,749	3,200	—	—
Net cash provided by (used for) financing	—	(47,949)	44,749	3,200	—	—
Net increase (decrease) in cash and cash equivalents	(1)	(61,648)	4	(133)	—	(61,778)
Balance at beginning of the period	5	264,364	16	221	—	264,606
Balance at end of the period	$4	$202,716	$20	$88	$—	$202,828

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2010 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$15,726	$(11,471)	$11,135	$(2,850)	$3,186	$15,726
Items in net income (loss) not using (providing) cash
Equity in net income of Boise Inc.	(1,889)	—	—	—	—	(1,889)
Gain on sale of shares of Boise Inc.	(25,308)	—	—	—	—	(25,308)
Equity in net (income) loss of affiliates	11,471	(8,285)	—	—	(3,186)	—
Depreciation and amortization of deferred financing costs and other	—	2,066	16,046	951	—	19,063
Pension expense	—	3,865	—	—	—	3,865
Management equity units expense	—	869	—	—	—	869
Other	—	156	130	(90)	—	196
Decrease (increase) in working capital, net
Receivables	—	91	(57,801)	(801)	—	(58,511)
Inventories	—	—	(19,206)	(1,968)	—	(21,174)
Prepaid expenses and other	—	(11)	(1,995)	(92)	—	(2,098)
Accounts payable and accrued liabilities	—	1,663	45,248	1,250	—	48,161
Pension contributions	—	(3,070)	—	—	—	(3,070)
Other	—	1,566	341	(8)	—	1,899
Net cash used for operations	—	(12,561)	(6,102)	(3,608)	—	(22,271)
Cash provided by (used for) investment
Proceeds from sale of shares of Boise Inc., net	86,123	—	—	—	—	86,123
Expenditures for property and equipment	—	—	(9,479)	(518)	—	(9,997)
Other	—	535	(2,034)	91	—	(1,408)
Net cash provided by (used for) investment	86,123	535	(11,513)	(427)	—	74,718
Cash provided by (used for) financing
Issuances of long-term debt	—	45,000	—	—	—	45,000
Payments of long-term debt	—	(120,000)	—	—	—	(120,000)
Parent/subsidiary equity transactions	(86,118)	86,118	—	—	—	—
Due to (from) affiliates	—	(21,668)	17,613	4,055	—	—
Net cash provided by (used for) financing	(86,118)	(10,550)	17,613	4,055	—	(75,000)
Net increase (decrease) in cash and cash equivalents	5	(22,576)	(2)	20	—	(22,553)
Balance at beginning of the period	—	286,999	19	83	—	287,101
Balance at end of the period	$5	$264,423	$17	$103	$—	$264,548

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2010 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Part I, Item 1A. Risk Factors" in our 2010 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the six months ended June 30, 2011, from those listed in our 2010 Form 10-K. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Cascade Holdings, L.L.C., is a privately held building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "BC Holdings," "we," and "our" refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Boise Cascade, L.L.C., our wholly owned direct subsidiary, is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products (EWP) and plywood in North America.

We operate our business using three reportable segments:  (1) Building Materials Distribution, which is a wholesale distributor of building materials, (2) Wood Products, which manufactures and sells EWP, plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 10, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

During the first half of 2011, the United States housing market remained very weak. Home sales and housing starts continued at or near all-time lows, and our second quarter 2011 operating results were negatively affected by depressed demand for the products we distribute and manufacture. Low levels of residential construction activity translated into weak sales volumes. In addition, pricing for many of the commodity products we manufacture and distribute decreased, compared with second quarter 2010.

Demand for our products correlates with the level of residential construction activity in North America, which has historically been cyclical. As of July 2011, the Blue Chip Economic Indicators consensus forecast for 2011 single- and multifamily housing starts in the U.S. has been revised downward to 0.59 million units, compared with actual housing starts of 0.59 million in 2010 and 0.55 million in 2009, as reported by the U.S. Census Bureau. These amounts are significantly below historical trends of approximately 1.4 million units per year over the ten years prior to 2011.

We recorded a loss from operations of $5.3 million during the three months ended June 30, 2011, compared with income from operations of $10.6 million during the three months ended June 30, 2010. Commodity product prices were relatively stable, yet lower, during second quarter 2011, compared with the price volatility experienced in second quarter 2010. The composite lumber and panel prices were approximately 16% and 29% lower, on average, in second quarter 2011, compared with the same period in 2010. This decrease in pricing negatively affected our operating results during second quarter 2011, compared with the same period last year. In addition, our Building Materials Distribution segment experienced a gross margin decline of 40 basis points, as discussed further in "Our Operating Results" below.

At June 30, 2011, we had $202.8 million of cash and cash equivalents and $108.4 million of committed bank line availability. We used $61.8 million of cash during the six months ended June 30, 2011, principally to fund seasonal working capital increases, acquisitions, and capital spending, as discussed further in "Liquidity and Capital Resources" below. Subsequent to June 30, 2011, we replaced our $170 million credit facility with a new $250 million credit facility that, when compared with the previous facility, has lower pricing and an extended maturity. As a result, we expect to have sufficient liquidity to fund working capital needs and capital expenditures and to take advantage of market opportunities during the balance of 2011.

For the remainder of 2011, we expect the demand for new residential construction to remain depressed, as excess housing inventory levels, a weak labor market, competition from distressed home sales, and restrictive lending conditions for both home buyers and builders persist. The near-term weakness in residential construction will likely cause us to continue to operate our facilities below their capacity, as we manage our production levels to sales demand.

We believe employment growth and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help reduce excess housing inventory and stimulate new construction. Along with many forecasters, we believe U.S. demand for new residential construction will improve in the long term, based on demographic trends, resulting in increased household formations. However, the housing recovery will likely be protracted and vary by local market.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•
General economic conditions, including but not limited to housing starts, repair-and-remodel activity and light commercial construction, foreclosure rates, interest rates, unemployment rates, and relative currency values;

•	Mortgage pricing and availability, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•	Availability and affordability of raw materials, including wood fiber, chemicals, and energy;

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand;

•	Industry cycles and capacity utilization rates;

•	Cost of compliance with government regulations;

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged;

•	Labor and personnel relations and shortages of skilled and technical labor;

•	The financial condition and creditworthiness of our customers;

•	Major equipment failure;

•	Severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	Actions of suppliers, customers, and competitors, including merger and acquisition activities, plant closures, and financial failures;

•	Attraction and retention of key management and other key employees;

•	Boise Inc.'s performance under the Outsourcing Services Agreement; and

•	The other factors described in "Part I, Item 1A. Risk Factors" in our 2010 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(millions)
Sales
Trade	$585.0	$646.3	$1,063.8	$1,123.7
Related parties (a)	4.4	5.2	8.8	15.0
	589.4	651.5	1,072.7	1,138.7

Costs and expenses
Materials, labor, and other operating expenses	514.2	557.8	937.1	983.8
Materials, labor, and other operating expenses from related parties (a)	10.4	10.6	18.8	16.8
Depreciation and amortization	9.2	8.6	18.1	17.2
Selling and distribution expenses	51.0	52.6	98.0	100.8
General and administrative expenses	9.9	11.2	18.2	18.7
General and administrative expenses from related party (a)	—	—	—	1.6
Other (income) expense, net	0.1	0.1	2.6	—
	594.8	640.9	1,092.8	1,138.7

Income (loss) from operations	$(5.3)	$10.6	$(20.1)	$—

	(percentage of sales)
Sales
Trade	99.3%	99.2%	99.2%	98.7%
Related parties	0.7	0.8	0.8	1.3
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related parties (a)	89.0%	87.2%	89.1%	87.9%
Depreciation and amortization	1.6	1.3	1.7	1.5
Selling and distribution expenses	8.7	8.1	9.1	8.9
General and administrative expenses, including related party (a)	1.7	1.7	1.7	1.8
Other (income) expense, net	—	—	0.2	—
	100.9%	98.4%	101.9%	100.0%

Income (loss) from operations	(0.9)%	1.6%	(1.9)%	—%
 ____________________________________

(a)
For more information on our related-party transactions, see Note 5, Transactions With Related Parties, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Sales Volumes and Prices

Set forth below are sales mix information for our Building Materials Distribution segment and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(millions)
Segment Sales
Building Materials Distribution	$470.7	$515.4	$848.5	$904.6
Wood Products	182.4	199.4	337.4	347.4

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	46%	50%	48%	50%
Engineered wood	12%	11%	11%	11%
General line	42%	39%	41%	39%

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	1.8	1.9	3.4	3.6
I-joists (equivalent lineal feet)	32	32	54	56
Plywood (sq. ft.) (3/8" basis)	286	279	526	513
Lumber (board feet)	38	39	76	75
Particleboard (sq. ft.) (3/4" basis)	19	20	37	40

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$15.93	$15.37	$16.03	$15.13
I-joists (1,000 equivalent lineal feet)	976	938	975	923
Plywood (1,000 sq. ft.) (3/8" basis)	230	290	231	263
Lumber (1,000 board feet)	419	471	415	444
Particleboard (1,000 sq. ft.) (3/4" basis)	322	320	319	313

Operating Results

Sales

For the three months ended June 30, 2011, total sales decreased $62.1 million, or 10%, to $589.4 million from $651.5 million during the three months ended June 30, 2010. For the six months ended June 30, 2011, total sales decreased $66.0 million, or 6%, to $1,072.7 million from $1,138.7 million for the same period in the prior year. The decreases in sales in both periods were driven primarily by declines in sales volumes and commodity prices for many of the products we manufacture and distribute. U.S. housing starts declined approximately 4% in the second quarter of 2011, compared with the same period in the prior year. Single-family starts, which are a primary driver of our sales, were particularly weak, experiencing a decline of 13% for the quarter and 17% for the first six months of the year, compared with the same periods in 2010. In addition, during second quarter 2010, we experienced commodity price increases, compared with relatively stable but lower commodity prices during the same period this year. This decrease in commodity pricing negatively affected our sales during second quarter 2011, compared with the same period last year.

Building Materials Distribution.  Sales decreased $44.7 million, or 9%, to $470.7 million for the three months ended June 30, 2011, from $515.4 million for the three months ended June 30, 2010. During the six months ended June 30, 2011, sales decreased $56.1 million, or 6%, to $848.5 million from $904.6 million for the same period in the prior year. The decrease in sales during the three months ended June 30, 2011, was driven primarily by declines in sales prices and volumes of 6% and 3%, respectively. For the six months ended June 30, 2011, sales were negatively affected by decreases in sales volumes and prices of 4% and 2%, respectively. Declines in commodity pricing were partially offset by general line and EWP price improvements, when compared with the same periods in the prior year.

Wood Products.  Sales decreased $17.0 million, or 9%, to $182.4 million for the three months ended June 30, 2011, from $199.4 million for the three months ended June 30, 2010. During the six months ended June 30, 2011, sales decreased $10.0 million, or 3%, to $337.4 million from $347.4 million in the same period a year ago. The decreases in sales in both periods were due primarily to lower plywood and lumber prices, partially offset by increased plywood sales volumes and higher byproduct sales. EWP prices increased, but lower EWP sales volumes mostly offset that increase.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, decreased $43.8 million, or 8%, to $524.6 million for the three months ended June 30, 2011, compared with $568.4 million during the same period in the prior year. For the six months ended June 30, 2011, these expenses decreased $44.7 million, or 4%, to $955.8 million, compared with $1,000.5 million in the same period in the prior year. The decreases in both periods primarily reflect lower purchased materials costs as a result of lower sales volumes in our Building Materials Distribution segment. While total materials, labor, and other operating expenses, including from related parties, decreased, the costs increased as a percentage of sales, as we did not benefit from the commodity price increases that we experienced in second quarter 2010. In addition, conversion costs, primarily chemicals and energy, increased in our Wood Products segment.

Depreciation and amortization expenses increased $0.6 million, or 8%, to $9.2 million for the three months ended June 30, 2011, compared with $8.6 million during the same period in the prior year. For the six months ended June 30, 2011, these expenses increased $0.9 million, or 6%, to $18.1 million, compared with $17.2 million in the same period in the prior year. The increases in both periods were due primarily to purchases of property and equipment and accelerated depreciation on the closed manufacturing plant in our Wood Products segment.

Selling and distribution expenses decreased $1.6 million, or 3%, to $51.0 million for the three months ended June 30, 2011, compared with $52.6 million for the same period in the prior year. During the six months ended June 30, 2011, these costs decreased $2.8 million, or 3%, to $98.0 million, compared with $100.8 million during the same period in 2010. The decreases in both periods were due primarily to lower incentive compensation costs and other employee-related expenses.

General and administrative expenses, including from related party, decreased $1.3 million, or 12%, to $9.9 million for the three months ended June 30, 2011, compared with $11.2 million for the same period in the prior year. For the six months ended June 30, 2011, these expenses decreased $2.0 million, or 10%, to $18.2 million, compared with $20.2 million for the same period in 2010. The decreases in both periods were due primarily to lower incentive compensation costs.

Other (income) expense, net, for the six months ended June 30, 2011, was $2.6 million of expense, including $1.4 million related to the indefinite curtailment of a manufacturing plant in our Wood Products segment and $1.2 million in noncash asset write-downs. For the three months ended June 30, 2011, and for the three and six months ended June 30, 2010, other (income) expense, net, was insignificant.

Income (Loss) From Operations

Income (loss) from operations decreased $15.9 million to a $5.3 million loss for the three months ended June 30, 2011, compared with $10.6 million of income for the three months ended June 30, 2010. Income (loss) from operations decreased $20.1 million to a $20.1 million loss for the six months ended June 30, 2011, compared with break even for the six months ended June 30, 2010. The decrease is due primarily to continued depressed demand for the products we distribute and manufacture and a decline in commodity prices. In addition, during the six months ended June 30, 2011, we recorded $3.0 million of charges related to the indefinite curtailment of a manufacturing plant in our Wood Products segment and other noncash asset write-downs. These changes are discussed in more detail below.

Building Materials Distribution.  Segment income decreased $6.0 million to $1.3 million of income for the three months ended June 30, 2011, from $7.3 million of income for the three months ended June 30, 2010. The decrease in income was driven by a decline in gross margin of 40 basis points. Also, while total selling and distribution expenses decreased, these costs increased as a percentage of segment sales by 50 basis points due to the decrease in sales volume and prices. For the six months ended June 30, 2011, segment income (loss) decreased $9.7 million to a $3.2 million loss from $6.5 million of income for the six months ended June 30, 2010. The decrease was driven by a decline in gross margin of 60 basis points. In addition, while selling and distribution expenses decreased, these costs increased 30 basis points as a percentage of sales due to decreases in sales volume and prices.

Wood Products.  Segment income (loss) decreased $10.9 million to a $2.7 million loss for the three months ended June 30, 2011, from $8.2 million of income for the three months ended June 30, 2010. For the six months ended June 30, 2011, segment income (loss) decreased $11.5 million to a $9.9 million loss from $1.6 million of income for the six months ended June 30, 2010. In both the three and six months ended June 30, 2011, the decreases in segment income were driven primarily by declines in plywood prices, which decreased 21% and 12% for the three and six months ended June 30, 2011, respectively, and to a lesser extent, declines in lumber prices, which decreased 11% and 7% during the same periods. These price declines and higher conversion costs were partially offset by higher EWP pricing. During the six months ended June 30, 2011, we also recorded charges of $2.2 million related to the curtailment of a manufacturing plant and other noncash asset write-downs.

Other

Sale of Investment in Equity Affiliate.  In first quarter 2010, we sold our remaining 18.3 million shares of Boise Inc. and, as a result, discontinued the equity method of accounting. During the six months ended June 30, 2010, we recorded $1.9 million of income related to equity in the net income of Boise Inc. and a $25.3 million gain on the sale of our remaining Boise Inc. shares in our Consolidated Statement of Income (Loss).

Interest Expense. Interest expense decreased $1.4 million, or 24%, to $4.6 million for the three months ended June 30, 2011, compared with $6.0 million for the same period in the prior year. For the six months ended June 30, 2011, interest expense decreased $2.3 million, or 21%, to $9.2 million, compared with $11.5 million for the same period in 2010. Interest expense was higher in second quarter 2010 due to the write-off of a portion of deferred financing costs in April 2010 as a result of permanently reducing the lending commitments on our Revolving Credit Facility. We also reduced debt late in 2010, which has subsequently lowered our interest expense.

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

We ended second quarter 2011 with $202.8 million of cash, $219.6 million of long-term debt, and $311.2 million of available liquidity (unrestricted cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We used $61.8 million of cash during the six months ended June 30, 2011, principally to fund seasonal working capital increases, acquisitions, and capital spending, as discussed below. Subsequent to quarter-end, we replaced our $170 million credit facility with a new $250 million credit facility that, when compared with the previous facility, has both lower interest rates and an extended maturity. Had the new facility been in place at June 30, 2011, we estimate our total available liquidity would have exceeded $381 million. See "Financing Activities" below for more information on the new facility.

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

Operating Activities

For the six months ended June 30, 2011, our operating activities used $39.3 million of cash, compared with $22.3 million used by operations in the same period in 2010.

During the first half of 2011, we used $39.3 million of cash for operating activities due primarily to a $30.8 million increase in working capital since the end of 2010, pension contributions of $4.3 million, and a $2.6 million loss (net of noncash income and expenses). During the six months ended June 30, 2010, we used $22.3 million of cash for operating activities due primarily to a $33.6 million increase in working capital from the end of 2009 and pension contributions of $3.1 million, offset partially by $12.5 million of income (net of noncash income and expenses). The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 37% and 57%, comparing sales for the months of June 2011 and 2010 with sales for the months of December 2010 and 2009, respectively. The increases in inventories, accounts payable, and accrued liabilities in 2011 and 2010 represent a normal seasonal inventory build in our Building Materials Distribution segment and, in the first half of 2010, higher product prices.

Investment Activities

During the six months ended June 30, 2011, we used approximately $16.6 million of cash for purchases of property and equipment and $5.8 million for acquisitions of businesses and facilities. We expect capital expenditures in 2011 to total approximately $35 million to $40 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2011 has been and will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance.

During the six months ended June 30, 2010, we received $86.1 million of net proceeds from the sale of 18.3 million Boise Inc. shares, and we used approximately $10.0 million of cash for purchases of property, plant, and equipment, which included $4.5 million of expenditures for a new veneer dryer (dryer eight) at our facility in Medford, Oregon.

Financing Activities

Cash used for financing activities was zero for the six months ended June 30, 2011, compared with $75.0 million during the same period in 2010. On April 1, 2010, we borrowed $45.0 million under our asset-based revolving credit facility with Bank of America, bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million.

On July 13, 2011, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into a new $250 million senior secured asset-based revolving credit facility (New Revolving Credit Facility) with Wells Fargo as Agent and the banks named therein as lenders. The New Revolving Credit Facility replaced our previous senior secured asset-based revolving credit facility with Bank of America. Borrowings under the New Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding borrowings and letters of credit (Availability). No borrowings were made under the New Revolving Credit Facility upon its effectiveness other than the transfer of approximately $14 million of letters of credit from the prior credit facility.

The New Revolving Credit Facility has a maturity date of July 13, 2016, provided that our Senior Subordinated Notes have been repaid or refinanced prior to July 15, 2014; otherwise, the New Revolving Credit Facility will mature July 15, 2014. The New Revolving Credit Facility is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the Agreement are available for working capital and other general corporate purposes.

Interest rates under the New Revolving Credit Facility are based, at the Company's election, on either LIBOR or a base rate, as defined in the agreement, plus a spread over the index elected which ranges from 1.75% to 2.25% for loans based on LIBOR and from 0.75% to 1.25% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. In addition, the Company is required to pay an unused commitment fee of 0.50% per annum of the average unused portion of the lending commitments. If we have utilized more than 40% of the commitments, the unused commitment fee percentage reduces to 0.375%.

The New Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The New Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio if Availability falls below the greater of $31.25 million or 12.5% of the aggregate lending commitments.

For more information related to our debt structure, see the discussion under "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K. Except as noted above and as updated in Note 7, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q, as of the date of this filing, there have been no other changes to our debt structure.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K. During the six months ended June 30, 2011, there were no material changes to our contractual obligations outside the normal course of business.

Off-Balance-Sheet Activities

At June 30, 2011, and December 31, 2010, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 16, Commitments and Guarantees, and Note 19, Consolidating Guarantor and Nonguarantor Financial Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2011, there have been no material changes to the guarantees disclosed in our 2010 Form 10-K.

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

Employees

As of June 30, 2011, we had approximately 4,240 employees. Approximately 32% of these employees work pursuant to collective bargaining agreements. As of June 30, 2011, we have 11 collective bargaining agreements, of which seven agreements, representing 764 employees, are up for renewal within one year. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Environmental

From time to time legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. The U.S. Environmental Protection Agency (EPA) has recently promulgated a series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. At the time it announced the final promulgation of the regulations, the EPA also announced that it planned to reconsider portions of the regulations and has recently taken steps to initiate such reconsideration and to stay the effectiveness of the regulations pending their revision. In addition, we believe it is likely that environmental and industry groups will file petitions for reconsideration of these regulations with the EPA and/or appeals with the courts. As a result, considerable uncertainty exists about the final form these rules will take. Notwithstanding that uncertainty, we are proceeding with efforts to analyze the applicability and requirements of the regulations, as recently promulgated, and the likely capital and operating costs that compliance will impose on our Wood Products segment. At this time, we cannot accurately forecast the capital or operating cost changes that may result from compliance with the regulations.

For additional information on environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K. As of June 30, 2011, there have been no changes to our critical accounting estimates disclosed in our 2010 Form 10-K.

New and Recently Adopted Accounting Standards

For information related to new and recently adopted accounting standards, see "New and Recently Adopted Accounting Standards" in Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" in this Form 10-Q.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the heading "Disclosures of Financial Market Risks" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K. As of June 30, 2011, there have been no material changes in our exposure to market risk from those disclosed in our 2010 Form 10-K.

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

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. A number of key components in our internal control system assist us in these evaluations. Since the company's inception, we have had a disclosure committee. The committee meets regularly and includes input from our senior management, general counsel, and internal audit staff. This committee is charged with considering and evaluating the materiality of information and reviewing the company's disclosure obligations on a timely basis. Our internal audit department also evaluates components of our internal controls on an ongoing basis. To assist in its evaluations, the internal audit staff identifies, documents, and tests our controls and procedures. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2010 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the six months ended June 30, 2011, from those listed in our 2010 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

Date:  August 4, 2011

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011

Number	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002