Form 10-Q
period 2011-09-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2011-11-03
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C. Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(thousands)
Sales
Trade	$623,199	$588,605	$1,687,037	$1,712,347
Related parties	4,787	4,892	13,609	19,891
	627,986	593,497	1,700,646	1,732,238

Costs and expenses
Materials, labor, and other operating expenses	538,794	514,514	1,475,847	1,498,264
Materials, labor, and other operating expenses from related parties	12,346	10,549	31,140	27,321
Depreciation and amortization	9,352	8,759	27,500	25,944
Selling and distribution expenses	55,346	54,197	153,332	154,992
General and administrative expenses	10,299	11,412	28,457	30,075
General and administrative expenses from related party	—	—	—	1,576
Other (income) expense, net	(298)	(4,565)	2,341	(4,585)
	625,839	594,866	1,718,617	1,733,587

Income (loss) from operations	2,147	(1,369)	(17,971)	(1,349)

Equity in net income of affiliate	—	—	—	1,889
Gain on sale of shares of equity affiliate	—	—	—	25,308
Foreign exchange gain (loss)	(936)	321	(596)	113
Interest expense	(5,001)	(4,721)	(14,174)	(16,262)
Interest income	91	249	314	642
	(5,846)	(4,151)	(14,456)	11,690

Income (loss) before income taxes	(3,699)	(5,520)	(32,427)	10,341
Income tax provision	(12)	(95)	(146)	(230)
Net income (loss)	$(3,711)	$(5,615)	$(32,573)	$10,111

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (unaudited)

	September 30, 2011	December 31, 2010
	(thousands)
ASSETS
Current
Cash and cash equivalents	$203,125	$264,606
Receivables
Trade, less allowances of $2,640 and $2,492	150,412	102,906
Related parties	329	297
Other	3,217	4,571
Inventories	271,502	261,202
Prepaid expenses and other	6,639	3,808
	635,224	637,390

Property
Property and equipment, net	269,545	273,569
Timber deposits	7,375	10,588
	276,920	284,157

Deferred financing costs	5,371	3,626
Goodwill	12,170	12,170
Intangible assets, net	8,900	8,906
Other assets	6,435	5,989
Total assets	$945,020	$952,238

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (continued) (unaudited)

	September 30, 2011	December 31, 2010
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$133,032	$112,414
Related parties	1,814	394
Accrued liabilities
Compensation and benefits	37,074	39,827
Interest payable	7,233	3,291
Other	25,753	22,530
	204,906	178,456

Debt
Long-term debt	219,560	219,560

Other
Compensation and benefits	118,366	121,709
Other long-term liabilities	14,148	14,116
	132,514	135,825

Redeemable equity units
Series B equity units — 2,650 units and 2,736 units outstanding	2,650	2,736
Series C equity units — 14,330 units and 14,425 units outstanding	6,500	6,563
	9,150	9,299

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000 units authorized and outstanding	101,993	96,162
Series B equity units — no par value; 550,000 units authorized; 532,674 units and 532,588 units outstanding	276,897	312,936
Series C equity units — no par value; 44,000 units authorized; 12,075 units and 11,980 units outstanding	—	—
Total capital	378,890	409,098
Total liabilities and capital	$945,020	$952,238

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30
	2011	2010
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(32,573)	$10,111
Items in net income (loss) not using (providing) cash
Equity in net income of affiliate	—	(1,889)
Gain on sale of shares of equity affiliate	—	(25,308)
Depreciation and amortization of deferred financing costs and other	29,118	28,277
Pension expense	8,933	5,670
Management equity units expense	—	1,303
Other	1,515	(74)
Decrease (increase) in working capital, net of acquisitions
Receivables	(45,700)	(40,946)
Inventories	(8,423)	(19,839)
Prepaid expenses and other	(1,221)	(1,328)
Accounts payable and accrued liabilities	27,598	52,745
Pension contributions	(10,274)	(3,766)
Other	(90)	4,229
Net cash provided by (used for) operations	(31,117)	9,185

Cash provided by (used for) investment
Proceeds from sale of shares of equity affiliate, net	—	86,123
Expenditures for property and equipment	(25,299)	(22,369)
Acquisitions of businesses and facilities	(5,782)	—
Proceeds from sales of assets	3,053	1,114
Other	211	(598)
Net cash provided by (used for) investment	(27,817)	64,270

Cash provided by (used for) financing
Credit facility financing costs	(2,547)	—
Issuances of long-term debt	—	45,000
Payments of long-term debt	—	(120,000)
Net cash used for financing	(2,547)	(75,000)

Net decrease in cash and cash equivalents	(61,481)	(1,545)

Balance at beginning of the period	264,606	287,101

Balance at end of the period	$203,125	$285,556

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2011, and December 31, 2010, we had $2.0 million and $3.1 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales, Trade." At September 30, 2011, and December 31, 2010, we had $14.7 million and $14.3 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Rental expense for operating leases was $3.5 million and $3.6 million for the three months ended September 30, 2011 and 2010, respectively, and $10.8 million and $10.7 million for the nine months ended September 30, 2011 and 2010, respectively. Sublease rental income was not material in any of the periods presented.

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

Inventories

Inventories include the following:

	September 30, 2011	December 31, 2010
	(thousands)
Finished goods and work in process	$222,950	$210,547
Logs	29,769	33,816
Other raw materials and supplies	18,783	16,839
	$271,502	$261,202

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2011	December 31, 2010
	(thousands)
Land	$36,377	$36,795
Buildings and improvements	116,678	112,952
Machinery and equipment	315,169	296,866
Construction in progress	13,289	17,523
	481,513	464,136
Less accumulated depreciation	(211,968)	(190,567)
	$269,545	$273,569

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash and cash equivalents are recorded at cost, which approximates fair value. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. Our debt is predominately fixed-rate. At

September 30, 2011, the book value of our fixed-rate debt was $219.6 million, and the fair value was estimated to be $211.5 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of customers based on ongoing credit evaluations. At September 30, 2011, and December 31, 2010, the receivables from a single customer accounted for approximately 13% and 14% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan, which increases the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective is to enhance transparency about significant multiemployer plans in which an employer participates, the level of the employer's participation in those plans, the financial health of the plans, and the nature of the employer's commitments to the plans. This guidance is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted and shall be applied retrospectively for all prior periods presented. We are currently evaluating the impact of ASU 2011-09; however, we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements and associated disclosures.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The amended guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of equity, among other amendments. Instead, the company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The amended guidance will be effective retrospectively for annual and interim periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. It also requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for future business combinations. ASU 2010-29 did not have a material impact on our consolidated financial statements and associated disclosures.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

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

During the nine months ended September 30, 2010, we recorded $1.9 million of income related to equity in the net income of Boise Inc. and a $25.3 million gain on the sale of our remaining Boise Inc. shares in our Consolidated Statements of Income (Loss).

4.                                      Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource services. The agreement, as extended, expires on February 22, 2013. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement, including both related party and nonrelated party, were $3.8 million and $3.7 million for the three months ended September 30, 2011 and 2010, respectively, and $11.0 million and $10.8 million for the nine months ended September 30, 2011 and 2010, respectively. The majority of these expenses are recorded in "General and administrative expenses" in our Consolidated Statements of Income (Loss) or "General and administrative expenses from related party" for the period Boise Inc. was a related party.

5.                                      Transactions With Related Parties

In early March 2010, we sold our remaining investment in Boise Inc. (see Note 3, Sale of Investment in Equity Affiliate, for more information), and because of the disposition, Boise Inc. is no longer a related party. The 2010 related-party activity with Boise Inc. included in the consolidated financial statements includes only those sales and costs and expenses transacted prior to March 2010, when Boise Inc. was a related party. Beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) represent the only significant related-party activity recorded in our consolidated financial statements. LTP is an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade, L.L.C. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly impact the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Income (Loss) were $4.8 million and $4.9 million during the three months ended September 30, 2011 and 2010, respectively, and $13.6 million and $15.0 million during the nine months ended September 30, 2011 and 2010, respectively. We also recorded $4.9 million of related-party sales to Boise Inc. (for the period they were a related party) during the nine months ended September 30, 2010. These pulpwood and chip sales were made at prices designed to approximate market.

Costs and Expenses

Related-party fiber purchases from LTP were $12.3 million and $10.5 million during the three months ended September 30, 2011 and 2010, respectively, and $31.1 million and $26.7 million during the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2010, we also recorded $0.3 million of related-party expenses for transportation services from Boise Inc. (for the period they were a related party). We purchased the fiber and transportation services at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses from related parties" in our Consolidated Statements of Income (Loss).

The $10.8 million total expenses incurred under the Outsourcing Services Agreement for the nine months ended September 30, 2010, included $2.4 million of related-party expenses for the period Boise Inc. was a related party. For more information, see Note 4, Outsourcing Services Agreement.

6.                                      Other (Income) Expense

Other (income) expense includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(thousands)
Facility curtailment (a)	$(136)	$—	$1,275	$—
Litigation settlement (b)	—	(4,614)	—	(4,614)
Other, net (c)	(162)	49	1,066	29
	$(298)	$(4,565)	$2,341	$(4,585)
_______________________________________

(a)	In first quarter 2011, we committed to indefinitely curtail a manufacturing plant in our Wood Products segment. The manufacturing plant was permanently closed on June 30, 2011.

(b)	During the three and nine months ended September 30, 2010, we recorded $4.6 million of income for cash received from a litigation settlement related to vendor product pricing.

(c)	In first quarter 2011, we recorded noncash asset write-downs of $1.2 million.

7.	Debt

Long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
	(thousands)
Asset-based revolving credit facilities	$—	$—
7.125% senior subordinated notes	219,560	219,560
Total long-term debt	$219,560	$219,560

Asset-Based Revolving Credit Facilities

On July 13, 2011, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into a new $250 million senior secured asset-based revolving credit facility (New Revolving Credit Facility) with Wells Fargo Capital Finance, L.L.C., as Agent and the banks named therein as lenders. The New Revolving Credit Facility replaced our previous senior secured asset-based revolving credit facility with Bank of America (Prior Revolving Credit Facility) discussed below. Borrowings under the New Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding borrowings and letters of credit (Availability). No borrowings were made under the New Revolving Credit Facility upon its effectiveness other than the transfer of approximately $14 million of letters of credit from the Prior Revolving Credit Facility.

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

Interest rates under the New Revolving Credit Facility are based, at the Company's election, on either the London Interbank Offered Rate (LIBOR) or a base rate, as defined in the agreement, plus a spread over the index elected which ranges from 1.75% to 2.25% for loans based on LIBOR and from 0.75% to 1.25% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a 0.15% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, the Company is required to pay an unused commitment fee of 0.50% per annum of the average unused portion of the lending commitments. If we have utilized more than 40% of the commitments, the unused commitment fee percentage reduces to 0.375%.

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

The Prior Revolving Credit Facility provided up to $170 million in borrowing capacity. On April 1, 2010, we borrowed $45.0 million under the Prior Revolving Credit Facility, bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million.

Interest rates under the Prior Revolving Credit Facility were based on either the prime rate plus 1.00% to 1.50% or LIBOR plus 2.50% to 3.00%, subject to quarterly adjustment based on the average availability under the Prior Revolving Credit Facility during the prior quarter. Letters of credit were subject to a 0.15% fronting fee payable to the issuing bank and a fee payable to the lenders. The Prior Revolving Credit Facility also contained borrowing base limitations and customary financial and nonfinancial covenants and imposed unused commitment fees on the amount of the total facility that was not drawn down on a quarterly basis.

At September 30, 2011, and December 31, 2010, we had no borrowings outstanding under the credit facilities and approximately $12 million and $14 million, respectively, of letters of credit outstanding. These letters of credit reduced our borrowing capacity under the credit facilities. The minimum and maximum borrowings under the credit facilities were both zero during the nine months ended September 30, 2011.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture governing the notes (Indenture). If we sell specific assets or experience specific kinds of changes in control, we may be required to purchase the notes. With the proceeds from the sale of our Paper and Packaging & Newsprint assets, we repurchased $160 million of the notes at par in April 2008. During 2010 and 2009, we repurchased an additional $8.6 million and $11.9 million of senior subordinated notes, respectively.

We are obligated to use the net proceeds (as defined in the Indenture) within one year from the sale of specific assets to repay senior indebtedness, acquire additional assets, or make a tender offer at par for a portion of the senior subordinated notes (Asset Sale Covenant). The Indenture, however, includes a $20 million basket provision, which enables us to retain the net proceeds not used as obligated by the Asset Sale Covenant until the senior subordinated notes mature or we make additional asset sales that cause cash under the Asset Sale Covenant to exceed the basket amount. At September 30, 2011, $2.7 million of asset sales proceeds had aged past the applicable one-year periods and have been retained by the company under the basket provision. The $2.7 million is recorded in "Cash and cash equivalents" on our Consolidated Balance Sheet at September 30, 2011, and is restricted by the Asset Sale Covenant of the Indenture.

Cash Paid for Interest

For the nine months ended September 30, 2011 and 2010, cash payments for interest, net of interest capitalized, were $8.6 million and $10.1 million, respectively.

8.                               Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(thousands)
Service cost	$1,253	$1,162	$4,051	$3,755
Interest cost	5,049	5,093	15,394	15,199
Expected return on plan assets	(4,488)	(4,627)	(13,457)	(13,844)
Recognized actuarial loss	643	132	2,067	426
Amortization of prior service costs and other	44	45	133	134
Curtailment loss	—	—	745	—
Net periodic benefit cost	$2,501	$1,805	$8,933	$5,670

In the first nine months of 2011, we made $10.3 million in cash contributions to the pension plans. For the remainder of 2011, we expect to make approximately $3.2 million in additional contributions to the pension plans.

9.                               Comprehensive Income (Loss)
Comprehensive income (loss) includes the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(thousands)
Net income (loss)	$(3,711)	$(5,615)	$(32,573)	$10,111
Other comprehensive income (loss)
Unfunded accumulated benefit obligation	687	176	2,226	559
Equity in other comprehensive income of equity affiliate	—	—	—	(4,041)
Comprehensive income (loss)	$(3,024)	$(5,439)	$(30,347)	$6,629

Accumulated other comprehensive loss at September 30, 2011, and December 31, 2010, was $38.0 million and $40.2 million, respectively. Accumulated other comprehensive loss is recorded in "Capital, Series B equity units" on the Consolidated Balance Sheets.

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

An analysis of our operations by segment is as follows:

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(d)
	(millions)
Three Months Ended September 30, 2011
Building Materials Distribution	$500.9	$—	$0.6	$501.5	$6.0	$2.1	$8.2
Wood Products	122.3	4.8	67.7	194.8	(0.1)	7.2	7.1
Corporate and Other	—	—	—	—	(4.8)	0.1	(4.7)
	623.2	4.8	68.3	696.3	1.2	9.4	10.6
Intersegment eliminations	—	—	(68.3)	(68.3)	—	—	—
Interest expense	—	—	—	—	(5.0)	—	—
Interest income	—	—	—	—	0.1	—	—
	$623.2	$4.8	$—	$628.0	$(3.7)	$9.4	$10.6

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(d)
	(millions)
Three Months Ended September 30, 2010
Building Materials Distribution (a)	$470.4	$—	$0.3	$470.7	$4.6	$1.9	$6.5
Wood Products (a)	118.2	4.9	60.4	183.4	(1.0)	6.8	5.8
Corporate and Other	—	—	—	—	(4.7)	0.1	(4.6)
	588.6	4.9	60.7	654.1	(1.0)	8.8	7.7
Intersegment eliminations	—	—	(60.7)	(60.7)	—	—	—
Interest expense	—	—	—	—	(4.7)	—	—
Interest income	—	—	—	—	0.2	—	—
	$588.6	$4.9	$—	$593.5	$(5.5)	$8.8	$7.7

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(d)
	(millions)
Nine Months Ended September 30, 2011
Building Materials Distribution (b)	$1,348.9	$—	$1.0	$1,349.9	$2.8	$6.2	$9.0
Wood Products (b)	338.1	13.6	180.5	532.2	(10.0)	21.1	11.1
Corporate and Other	—	—	—	—	(11.4)	0.2	(11.2)
	1,687.0	13.6	181.5	1,882.2	(18.6)	27.5	8.9
Intersegment eliminations	—	—	(181.5)	(181.5)	—	—	—
Interest expense	—	—	—	—	(14.2)	—	—
Interest income	—	—	—	—	0.3	—	—
	$1,687.0	$13.6	$—	$1,700.6	$(32.4)	$27.5	$8.9

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(d)
	(millions)
Nine Months Ended September 30, 2010
Building Materials Distribution (a)	$1,374.7	$—	$0.5	$1,375.3	$11.2	$5.5	$16.7
Wood Products (a)	337.6	19.9	173.4	530.9	0.7	20.2	20.8
Corporate and Other	—	—	—	—	(13.1)	0.3	(12.8)
	1,712.3	19.9	173.9	1,906.1	(1.2)	25.9	24.7
Intersegment eliminations	—	—	(173.9)	(173.9)	—	—	—
Equity in net income of affiliate (c)	—	—	—	—	1.9	—	1.9
Gain on sale of shares of equity affiliate (c)	—	—	—	—	25.3	—	25.3
Interest expense	—	—	—	—	(16.3)	—	—
Interest income	—	—	—	—	0.6	—	—
	$1,712.3	$19.9	$—	$1,732.2	$10.3	$25.9	$51.9
___________________________________

(a)
Included $4.6 million of income for cash received from a litigation settlement related to vendor product pricing. We recorded $4.1 million in our Building Materials Distribution segment and $0.5 million in our Wood Products segment.

(b)
In March 2011, we committed to indefinitely curtail a manufacturing plant in our Wood Products segment, and we recorded the related expense of $1.3 million in "Other (income) expense, net" and $0.4 million of accelerated depreciation in "Depreciation and Amortization" in our Consolidated Statement of Income (Loss) for the nine months ended September 30, 2011. The manufacturing plant was permanently closed on June 30, 2011. Also, during the nine months ended September 30, 2011, we recorded $1.2 million of noncash asset write-downs in "Other (income) expense, net," of which $0.8 million was recorded in our Building Materials Distribution segment and $0.4 million was recorded in our Wood Products segment.

(c)	See Note 3, Sale of Investment in Equity Affiliate, for information related to our investment in Boise Inc.

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

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(millions)
Net income (loss)	$(3.7)	$(5.6)	$(32.6)	$10.1
Interest expense	5.0	4.7	14.2	16.3
Interest income	(0.1)	(0.2)	(0.3)	(0.6)
Income tax provision	—	0.1	0.1	0.2
Depreciation and amortization	9.4	8.8	27.5	25.9
EBITDA	$10.6	$7.7	$8.9	$51.9

11.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 7, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 16, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At September 30, 2011, there have been no material changes to the commitments disclosed in the 2010 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2011, there have been no material changes to the guarantees disclosed in the 2010 Form 10-K.

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

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Three Months Ended September 30, 2011
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$619,952	$3,247	$—	$623,199
Intercompany	—	—	—	2,933	(2,933)	—
Related parties	—	—	4,787	—	—	4,787
	—	—	624,739	6,180	(2,933)	627,986

Costs and expenses
Materials, labor, and other operating expenses	—	—	535,365	6,624	(3,195)	538,794
Materials, labor, and other operating expenses from related parties	—	—	12,346	—	—	12,346
Depreciation and amortization	—	57	8,862	433	—	9,352
Selling and distribution expenses	—	—	54,632	714	—	55,346
General and administrative expenses	—	3,750	6,287	—	262	10,299
Other (income) expense, net	—	16	52	(366)	—	(298)
	—	3,823	617,544	7,405	(2,933)	625,839

Income (loss) from operations	—	(3,823)	7,195	(1,225)	—	2,147

Foreign exchange loss	—	(628)	(55)	(253)	—	(936)
Interest expense	—	(5,001)	—	—	—	(5,001)
Interest income	—	43	48	—	—	91
	—	(5,586)	(7)	(253)	—	(5,846)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(9,409)	7,188	(1,478)	—	(3,699)
Income tax (provision) benefit	—	(56)	44	—	—	(12)

Income (loss) before equity in net income (loss) of affiliates	—	(9,465)	7,232	(1,478)	—	(3,711)
Equity in net income (loss) of affiliates	(3,711)	5,754	—	—	(2,043)	—
Net income (loss)	$(3,711)	$(3,711)	$7,232	$(1,478)	$(2,043)	$(3,711)

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

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Nine Months Ended September 30, 2011
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,676,695	$10,342	$—	$1,687,037
Intercompany	—	—	—	8,118	(8,118)	—
Related parties	—	—	13,609	—	—	13,609
	—	—	1,690,304	18,460	(8,118)	1,700,646

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,465,692	18,834	(8,679)	1,475,847
Materials, labor, and other operating expenses from related parties	—	—	31,140	—	—	31,140
Depreciation and amortization	—	180	25,994	1,326	—	27,500
Selling and distribution expenses	—	—	151,304	2,028	—	153,332
General and administrative expenses	1	10,549	17,346	—	561	28,457
Other (income) expense, net	—	61	2,876	(596)	—	2,341
	1	10,790	1,694,352	21,592	(8,118)	1,718,617

Loss from operations	(1)	(10,790)	(4,048)	(3,132)	—	(17,971)

Foreign exchange loss	—	(495)	(31)	(70)	—	(596)
Interest expense	—	(14,174)	—	—	—	(14,174)
Interest income	—	138	176	—	—	314
	—	(14,531)	145	(70)	—	(14,456)

Loss before income taxes and equity in net income (loss) of affiliates	(1)	(25,321)	(3,903)	(3,202)	—	(32,427)
Income tax (provision) benefit	—	(164)	18	—	—	(146)

Loss before equity in net income (loss) of affiliates	(1)	(25,485)	(3,885)	(3,202)	—	(32,573)
Equity in net income (loss) of affiliates	(32,572)	(7,087)	—	—	39,659	—
Net income (loss)	$(32,573)	$(32,572)	$(3,885)	$(3,202)	$39,659	$(32,573)

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Nine Months Ended September 30, 2010
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,701,364	$10,983	$—	$1,712,347
Intercompany	—	—	—	10,005	(10,005)	—
Related parties	—	—	19,891	—	—	19,891
	—	—	1,721,255	20,988	(10,005)	1,732,238

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,485,268	22,985	(9,989)	1,498,264
Materials, labor, and other operating expenses from related parties	—	—	27,321	—	—	27,321
Depreciation and amortization	—	278	24,235	1,431	—	25,944
Selling and distribution expenses	—	—	153,957	1,035	—	154,992
General and administrative expenses	1	11,298	18,792	—	(16)	30,075
General and administrative expenses from related party	—	1,576	—	—	—	1,576
Other (income) expense, net	—	39	(4,513)	(111)	—	(4,585)
	1	13,191	1,705,060	25,340	(10,005)	1,733,587

Income (loss) from operations	(1)	(13,191)	16,195	(4,352)	—	(1,349)

Equity in net income of Boise Inc.	1,889	—	—	—	—	1,889
Gain on sale of shares of Boise Inc.	25,308	—	—	—	—	25,308
Foreign exchange gain (loss)	—	72	(100)	141	—	113
Interest expense	—	(16,262)	—	—	—	(16,262)
Interest income	—	283	359	—	—	642
	27,197	(15,907)	259	141	—	11,690

Income (loss) before income taxes and equity in net income (loss) of affiliates	27,196	(29,098)	16,454	(4,211)	—	10,341
Income tax provision	—	(165)	(46)	(19)	—	(230)

Income (loss) before equity in net income (loss) of affiliates	27,196	(29,263)	16,408	(4,230)	—	10,111
Equity in net income (loss) of affiliates	(17,085)	12,178	—	—	4,907	—
Net income (loss)	$10,111	$(17,085)	$16,408	$(4,230)	$4,907	$10,111

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at September 30, 2011 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$4	$202,960	$120	$41	$—	$203,125
Receivables
Trade, less allowances	—	20	149,090	1,302	—	150,412
Related parties	—	16	313	—	—	329
Intercompany	—	—	56	—	(56)	—
Other	—	(95)	3,081	231	—	3,217
Inventories	—	—	265,825	5,677	—	271,502
Prepaid expenses and other	—	2,419	4,111	109	—	6,639
	4	205,320	422,596	7,360	(56)	635,224

Property
Property and equipment, net	—	1,521	257,862	10,162	—	269,545
Timber deposits	—	—	7,375	—	—	7,375
	—	1,521	265,237	10,162	—	276,920

Deferred financing costs	—	5,371	—	—	—	5,371
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,900	—	—	8,900
Other assets	—	19	6,415	1	—	6,435
Investments in affiliates	388,036	557,265	—	—	(945,301)	—
Total assets	$388,040	$769,496	$715,318	$17,523	$(945,357)	$945,020

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at September 30, 2011 (continued) (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$8,479	$124,057	$496	$—	$133,032
Related parties	—	392	1,422	—	—	1,814
Intercompany	—	—	—	56	(56)	—
Accrued liabilities	—	—	—	—	—
Compensation and benefits	—	14,270	22,381	423	—	37,074
Interest payable	—	7,233	—	—	—	7,233
Other	—	2,872	21,797	1,084	—	25,753
	—	33,246	169,657	2,059	(56)	204,906

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	118,366	—	—	—	118,366
Other long-term liabilities	—	10,288	3,860	—	—	14,148
	—	128,654	3,860	—	—	132,514

Redeemable equity units
Series B equity units	2,650	—	—	—	—	2,650
Series C equity units	6,500	—	—	—	—	6,500
Redeemable equity units	—	9,150	—	—	(9,150)	—
	9,150	9,150	—	—	(9,150)	9,150

Commitments and contingent liabilities

Capital
Series A equity units	101,993	—	—	—	—	101,993
Series B equity units	276,897	—	—	—	—	276,897
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	378,886	541,801	15,464	(936,151)	—
Total capital	378,890	378,886	541,801	15,464	(936,151)	378,890
Total liabilities and capital	$388,040	$769,496	$715,318	$17,523	$(945,357)	$945,020

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2010 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$5	$264,364	$16	$221	$—	$264,606
Receivables
Trade, less allowances	—	2	101,827	1,077	—	102,906
Related parties	—	6	291	—	—	297
Intercompany	—	—	56	—	(56)	—
Other	—	(30)	4,259	342	—	4,571
Inventories	—	—	255,287	5,915	—	261,202
Prepaid expenses and other	—	955	2,805	48	—	3,808
	5	265,297	364,541	7,603	(56)	637,390

Property
Property and equipment, net	—	1,561	260,662	11,346	—	273,569
Timber deposits	—	—	10,588	—	—	10,588
	—	1,561	271,250	11,346	—	284,157

Deferred financing costs	—	3,626	—	—	—	3,626
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,906	—	—	8,906
Other assets	—	19	5,970	—	—	5,989
Investments in affiliates	418,392	526,591	—	—	(944,983)	—
Total assets	$418,397	$797,094	$662,837	$18,949	$(945,039)	$952,238

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2010 (continued) (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$7,921	$103,714	$779	$—	$112,414
Related parties	—	392	2	—	—	394
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	12,812	26,540	475	—	39,827
Interest payable	—	3,291	—	—	—	3,291
Other	—	2,523	18,726	1,281	—	22,530
	—	26,939	148,982	2,591	(56)	178,456

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	121,709	—	—	—	121,709
Other long-term liabilities	—	10,494	3,622	—	—	14,116
	—	132,203	3,622	—	—	135,825

Redeemable equity units
Series B equity units	2,736	—	—	—	—	2,736
Series C equity units	6,563	—	—	—	—	6,563
Redeemable equity units	—	9,299	—	—	(9,299)	—
	9,299	9,299	—	—	(9,299)	9,299

Commitments and contingent liabilities

Capital
Series A equity units	96,162	—	—	—	—	96,162
Series B equity units	312,936	—	—	—	—	312,936
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	409,093	510,233	16,358	(935,684)	—
Total capital	409,098	409,093	510,233	16,358	(935,684)	409,098
Total liabilities and capital	$418,397	$797,094	$662,837	$18,949	$(945,039)	$952,238

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2011 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(32,573)	$(32,572)	$(3,885)	$(3,202)	$39,659	$(32,573)
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	32,572	7,087	—	—	(39,659)	—
Depreciation and amortization of deferred financing costs and other	—	1,798	25,994	1,326	—	29,118
Pension expense	—	8,933	—	—	—	8,933
Other	—	535	511	469	—	1,515
Decrease (increase) in working capital, net of acquisitions
Receivables	—	37	(45,623)	(114)	—	(45,700)
Inventories	—	—	(8,661)	238	—	(8,423)
Prepaid expenses and other	—	121	(1,281)	(61)	—	(1,221)
Accounts payable and accrued liabilities	—	4,124	24,010	(536)	—	27,598
Pension contributions	—	(10,274)	—	—	—	(10,274)
Other	—	(368)	275	3	—	(90)
Net cash used for operations	(1)	(20,579)	(8,660)	(1,877)	—	(31,117)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(12)	(24,832)	(455)	—	(25,299)
Acquisitions of businesses and facilities	—	—	(5,782)	—	—	(5,782)
Proceeds from sales of assets	—	—	3,053	—	—	3,053
Other	—	(505)	872	(156)	—	211
Net cash used for investment	—	(517)	(26,689)	(611)	—	(27,817)
Cash provided by (used for) financing
Credit facility financing costs	—	(2,547)	—	—	—	(2,547)
Due to (from) affiliates	—	(37,761)	35,453	2,308	—	—
Net cash provided by (used for) financing	—	(40,308)	35,453	2,308	—	(2,547)
Net increase (decrease) in cash and cash equivalents	(1)	(61,404)	104	(180)	—	(61,481)
Balance at beginning of the period	5	264,364	16	221	—	264,606
Balance at end of the period	$4	$202,960	$120	$41	$—	$203,125

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2010 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$10,111	$(17,085)	$16,408	$(4,230)	$4,907	$10,111
Items in net income (loss) not using (providing) cash
Equity in net income of Boise Inc.	(1,889)	—	—	—	—	(1,889)
Gain on sale of shares of Boise Inc.	(25,308)	—	—	—	—	(25,308)
Equity in net (income) loss of affiliates	17,085	(12,178)	—	—	(4,907)	—
Depreciation and amortization of deferred financing costs and other	—	2,611	24,235	1,431	—	28,277
Pension expense	—	5,670	—	—	—	5,670
Management equity units expense	—	1,303	—	—	—	1,303
Other	—	(30)	141	(185)	—	(74)
Decrease (increase) in working capital
Receivables	—	99	(40,454)	(591)	—	(40,946)
Inventories	—	—	(18,155)	(1,684)	—	(19,839)
Prepaid expenses and other	—	(186)	(1,107)	(35)	—	(1,328)
Accounts payable and accrued liabilities	—	7,571	44,168	1,006	—	52,745
Pension contributions	—	(3,766)	—	—	—	(3,766)
Other	—	3,527	710	(8)	—	4,229
Net cash provided by (used for) operations	(1)	(12,464)	25,946	(4,296)	—	9,185
Cash provided by (used for) investment
Proceeds from sale of shares of Boise Inc., net	86,123	—	—	—	—	86,123
Expenditures for property and equipment	—	(7)	(21,620)	(742)	—	(22,369)
Proceeds from sales of assets	—	656	412	46	—	1,114
Other	—	66	(804)	140	—	(598)
Net cash provided by (used for) investment	86,123	715	(22,012)	(556)	—	64,270
Cash provided by (used for) financing
Issuances of long-term debt	—	45,000	—	—	—	45,000
Payments of long-term debt	—	(120,000)	—	—	—	(120,000)
Parent/subsidiary equity transactions	(86,117)	86,117	—	—	—	—
Due to (from) affiliates	—	(929)	(3,937)	4,866	—	—
Net cash provided by (used for) financing	(86,117)	10,188	(3,937)	4,866	—	(75,000)
Net increase (decrease) in cash and cash equivalents	5	(1,561)	(3)	14	—	(1,545)
Balance at beginning of the period	—	286,999	19	83	—	287,101
Balance at end of the period	$5	$285,438	$16	$97	$—	$285,556

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2010 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Part I, Item 1A. Risk Factors" in our 2010 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the nine months ended September 30, 2011, from those listed in our 2010 Form 10-K. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Executive Overview

During the nine months ended September 30, 2011, the United States housing market remained very weak. Home sales and housing starts continued at or near all-time lows, and our third quarter 2011 operating results were negatively affected by depressed demand for the products we distribute and manufacture.

Demand for our products correlates with the level of residential construction activity in North America, which has historically been cyclical. As of October 2011, the Blue Chip Economic Indicators consensus forecast for 2011 single- and multifamily housing starts in the U.S. was 0.59 million units, compared with actual housing starts of 0.59 million in 2010 and 0.55 million in 2009, as reported by the U.S. Census Bureau. These amounts are significantly below historical trends of approximately 1.4 million units per year over the ten years prior to 2011. As a result, we remain cautious with regard to the overall new residential construction environment and the timing of an eventual recovery in housing starts. However, we believe we are continuing to gain market share in selling products consumed in residential construction. As a result, increased sales volumes during third quarter 2011, compared with the same period in the prior year, translated into improved operating results.

We recorded income from operations of $2.1 million during the three months ended September 30, 2011, compared with a loss from operations of $1.4 million during the three months ended September 30, 2010. The three months ended September 30, 2010 included $4.6 million of income from a litigation settlement related to vendor product pricing. Our improved results were driven primarily by sales volume growth and gross margin improvement in our Building Materials Distribution segment. In addition, our Wood Products segment experienced favorable per-unit raw material costs, which were partially offset by a decline in plywood prices, as discussed further in "Our Operating Results" below.

At September 30, 2011, we had $203.1 million of cash and cash equivalents and $174.5 million of committed bank line availability. Our cash position remained essentially unchanged compared with June 30, 2011. We used $61.5 million of cash during the nine months ended September 30, 2011, principally to fund seasonal working capital increases, capital spending, pension contributions, and acquisitions, as discussed further in "Liquidity and Capital Resources" below. On July 13, 2011, we replaced our $170 million credit facility with a new $250 million credit facility that, when compared with the previous facility, has lower pricing and an extended maturity. We expect to have sufficient liquidity to fund working capital needs and capital expenditures and to take advantage of market opportunities during the balance of 2011 and in 2012.

For the remainder of 2011 and into 2012, we expect the demand for new residential construction to remain depressed, as excess housing inventory levels, a weak labor market, competition from distressed home sales, below normal household formation levels, and restrictive lending conditions for both home buyers and builders persist. The near-term weakness in residential construction will likely cause us to continue to operate our facilities below their capacity, as we manage our production levels to sales demand.

During the third quarter, unemployment rates remained above 9% as private sector hiring continued to be weak and government cutbacks continued. We believe employment growth and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help reduce excess housing inventory and stimulate new construction. Along with many forecasters, we believe U.S. demand for new residential construction will improve in the long term, based on demographic trends, as a result of increased household formations. However, the housing recovery will likely be protracted and vary by local market.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•
General economic conditions, including but not limited to housing starts, repair-and-remodel activity and light commercial construction, foreclosure rates, interest rates, unemployment rates, and relative currency values;

•	Mortgage pricing and availability, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•	Availability and affordability of raw materials, including wood fiber, glues and resins, and energy;

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand;

•	Industry cycles and capacity utilization rates;

•	Cost of compliance with government regulations;

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged;

•	Labor and personnel relations and shortages of skilled and technical labor;

•	The financial condition and creditworthiness of our customers;

•	Major equipment failure;

•	Severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	Actions of suppliers, customers, and competitors, including merger and acquisition activities, plant closures, and financial failures;

•	Attraction and retention of key management and other key employees;

•	Boise Inc.'s performance under the Outsourcing Services Agreement; and

•	The other factors described in "Part I, Item 1A. Risk Factors" in our 2010 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(millions)
Sales
Trade	$623.2	$588.6	$1,687.0	$1,712.3
Related parties (a)	4.8	4.9	13.6	19.9
	628.0	593.5	1,700.6	1,732.2

Costs and expenses
Materials, labor, and other operating expenses	538.8	514.5	1,475.8	1,498.3
Materials, labor, and other operating expenses from related parties (a)	12.3	10.5	31.1	27.3
Depreciation and amortization	9.4	8.8	27.5	25.9
Selling and distribution expenses	55.3	54.2	153.3	155.0
General and administrative expenses	10.3	11.4	28.5	30.1
General and administrative expenses from related party (a)	—	—	—	1.6
Other (income) expense, net	(0.3)	(4.6)	2.3	(4.6)
	625.8	594.9	1,718.6	1,733.6

Income (loss) from operations	$2.1	$(1.4)	$(18.0)	$(1.3)

	(percentage of sales)
Sales
Trade	99.2%	99.2%	99.2%	98.9%
Related parties	0.8	0.8	0.8	1.1
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related parties (a)	87.8%	88.5%	88.6%	88.1%
Depreciation and amortization	1.5	1.5	1.6	1.5
Selling and distribution expenses	8.8	9.1	9.0	8.9
General and administrative expenses, including related party (a)	1.6	1.9	1.7	1.8
Other (income) expense, net	—	(0.8)	0.1	(0.3)
	99.7%	100.2%	101.1%	100.1%

Income (loss) from operations	0.3%	(0.2)%	(1.1)%	(0.1)%
 ____________________________________

(a)
For more information on our related-party transactions, see Note 5, Transactions With Related Parties, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Sales Volumes and Prices

Set forth below are sales mix information for our Building Materials Distribution segment and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(millions)
Segment Sales
Building Materials Distribution	$501.5	$470.7	$1,349.9	$1,375.3
Wood Products	194.8	183.4	532.2	530.9

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	45.6%	48.5%	47.1%	49.6%
Engineered wood	12.9%	11.7%	12.0%	11.1%
General line	41.5%	39.8%	40.9%	39.3%

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	1.9	1.6	5.3	5.1
I-joists (equivalent lineal feet)	31	27	84	83
Plywood (sq. ft.) (3/8" basis)	296	308	822	820
Lumber (board feet)	39	37	116	111
Particleboard (sq. ft.) (3/4" basis)	21	21	58	61

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$15.53	$16.01	$15.85	$15.40
I-joists (1,000 equivalent lineal feet)	958	949	969	931
Plywood (1,000 sq. ft.) (3/8" basis)	229	247	230	257
Lumber (1,000 board feet)	437	420	422	436
Particleboard (1,000 sq. ft.) (3/4" basis)	327	306	322	310

Sales

For the three months ended September 30, 2011, total sales increased $34.5 million, or 6%, to $628.0 million from $593.5 million during the three months ended September 30, 2010. The increase in sales was driven primarily by increases in sales volumes for many of the products we manufacture and distribute, as well as improved sales prices in our Building Materials Distribution segment. U.S. housing starts increased 6% in third quarter 2011, when compared with the same period in the prior year. However, single-family housing starts, which are a primary driver of our sales, were weak, experiencing a decline of 1% for the quarter and 12% for the first nine months of the year, compared with the same periods in 2010. Despite the prolonged weakness in residential construction, we believe we are continuing to gain market share for EWP and many of the products we distribute. For the nine months ended September 30, 2011, total sales decreased $31.6 million, or 2%, to $1,700.6 million from $1,732.2 million for the same period in the prior year, driven primarily by decreases in both sales volumes and prices in our Building Materials Distribution segment. In addition, during the first four months of 2010, we experienced rapidly escalating commodity prices, compared with relatively stable but lower commodity prices during the same period this year. This decrease in commodity pricing negatively affected our sales during the nine months ended September 30,

2011, compared with the same period last year.

Building Materials Distribution.  Sales increased $30.8 million, or 7%, to $501.5 million for the three months ended September 30, 2011, from $470.7 million for the three months ended September 30, 2010. The increase in sales during the three months ended September 30, 2011, was driven primarily by improvements in sales volumes and prices of 5% and 2%, respectively. During the nine months ended September 30, 2011, sales decreased $25.4 million, or 2%, to $1,349.9 million from $1,375.3 million for the same period in the prior year. For the nine months ended September 30, 2011, sales were negatively affected by decreases in both sales volumes and prices of 1%. Declines in commodity pricing were mostly offset by general line and EWP price improvements, when compared with the same periods in the prior year.

Wood Products.  Sales increased $11.4 million, or 6%, to $194.8 million for the three months ended September 30, 2011, from $183.4 million for the three months ended September 30, 2010. The increase in sales was due primarily to increased sales volumes of EWP and lumber, as well as higher byproduct sales, partially offset by decreases in plywood prices and volumes. During the nine months ended September 30, 2011, sales increased $1.3 million, or 0.3%, to $532.2 million from $530.9 million in the same period a year ago. The increase in sales was due primarily to higher EWP prices and sales volumes, as well as higher byproduct sales, offset by decreased plywood prices. Lumber sales volumes increased, but lower lumber prices mostly offset that increase.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, increased $26.0 million, or 5%, to $551.1 million for the three months ended September 30, 2011, compared with $525.1 million during the same period in the prior year. The increase primarily reflects higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment. While total materials, labor, and other operating expenses, including from related parties, increased, the costs decreased as a percentage of sales as a result of higher average selling prices in our Building Materials Distribution segment as well as favorable per-unit raw material costs in our Wood Products segment. For the nine months ended September 30, 2011, these expenses decreased $18.6 million, or 1%, to $1,507.0 million, compared with $1,525.6 million in the same period in the prior year. The decrease primarily reflects lower purchased materials costs as a result of lower sales volumes in our Building Materials Distribution segment. While total materials, labor, and other operating expenses, including from related parties, decreased, the costs increased as a percentage of sales, as we did not benefit from the commodity price increases that we experienced in the first four months of 2010. In addition, conversion costs, primarily glue, resin, and energy, increased in our Wood Products segment.

Depreciation and amortization expenses increased $0.6 million, or 7%, to $9.4 million for the three months ended September 30, 2011, compared with $8.8 million during the same period in the prior year. For the nine months ended September 30, 2011, these expenses increased $1.6 million, or 6%, to $27.5 million, compared with $25.9 million in the same period in the prior year. The increases in both periods were due primarily to purchases of property and equipment and accelerated depreciation on a closed manufacturing plant in our Wood Products segment.

Selling and distribution expenses increased $1.1 million, or 2%, to $55.3 million for the three months ended September 30, 2011, compared with $54.2 million for the same period in the prior year, due primarily to higher transportation costs in our Building Materials Distribution segment. During the nine months ended September 30, 2011, these costs decreased $1.7 million, or 1%, to $153.3 million, compared with $155.0 million during the same period in 2010, due primarily to lower incentive compensation costs and other employee-related expenses.

General and administrative expenses, including from related party, decreased $1.1 million, or 10%, to $10.3 million for the three months ended September 30, 2011, compared with $11.4 million for the same period in the prior year. For the nine months ended September 30, 2011, these expenses decreased $3.2 million, or 10%, to $28.5 million, compared with $31.7 million for the same period in 2010. The decreases in both periods were due primarily to lower incentive compensation costs.

For the three months ended September 30, 2011, other (income) expense, net, was insignificant. Other (income) expense, net, for the three and nine months ended September 30, 2010, included $4.6 million of income associated with receiving proceeds from a litigation settlement related to vendor product pricing. Other (income) expense, net, for the nine months ended September 30, 2011, was $2.3 million of expense, including $1.3 million related to the permanent closure of a manufacturing plant in our Wood Products segment and $1.2 million in noncash asset write-downs.

Income (Loss) From Operations

Income (loss) from operations increased $3.5 million to $2.1 million of income for the three months ended

September 30, 2011, compared with a $1.4 million loss for the three months ended September 30, 2010. Our improved financial results were driven primarily by higher sales volumes and gross margins in our Building Materials Distribution segment and favorable per-unit raw material costs in our Wood Products segment, which are described below. Loss from operations increased $16.7 million to an $18.0 million loss for the nine months ended September 30, 2011, compared with a $1.3 million loss for the nine months ended September 30, 2010. The decrease is due primarily to a decline in commodity prices as we did not benefit from the price increases that we experienced in the first four months of 2010. In addition, during the nine months ended September 30, 2011, we recorded $2.9 million of charges related to the indefinite curtailment of a manufacturing plant in our Wood Products segment and other noncash asset write-downs. The three and nine months ended September 30, 2010, also benefited from $4.6 million of income from a litigation settlement related to vendor product pricing. These changes are discussed in more detail below.

Building Materials Distribution.  Segment income increased $1.4 million, or 30%, to $6.0 million for the three months ended September 30, 2011, from $4.6 million for the three months ended September 30, 2010. The increase in income was driven primarily by a 5% increase in sales volumes and a 50 basis point improvement in gross margins. Also, while total selling and distribution expenses increased by 1%, these costs decreased as a percentage of segment sales by 50 basis points, as selling and distribution expenses did not increase at the same rate as sales. For the nine months ended September 30, 2011, segment income decreased $8.4 million, or 75%, to $2.8 million from $11.2 million for the nine months ended September 30, 2010. The decrease was driven by reduced volumes and product selling prices and a 20 basis point decline in gross margins. The three and nine months ended September 30, 2010, also benefited from $4.1 million of income from a litigation settlement related to vendor product pricing.

Wood Products.  Segment loss decreased $0.9 million, or 93%, to a $0.1 million loss for the three months ended September 30, 2011, from a $1.0 million loss for the three months ended September 30, 2010. This decrease in segment loss was driven primarily by lower per-unit EWP conversion costs and lower per-unit raw material costs across all of our key product lines, as well as higher EWP sales volumes and lumber prices. This was partially offset by a 7% decline in plywood prices. For the nine months ended September 30, 2011, segment income decreased $10.7 million to a $10.0 million loss from $0.7 million of income for the nine months ended September 30, 2010. The decrease in segment income was driven primarily by 11% and 3% declines in plywood and lumber prices, respectively, partially offset by higher prices and sales volumes and lower per-unit raw material costs in our EWP business. During the nine months ended September 30, 2011, we also recorded charges of $2.1 million related to the curtailment of a manufacturing plant and other noncash asset write-downs. The three and nine months ended September 30, 2010, also benefited from $0.5 million of income from a litigation settlement related to vendor product pricing.

Other

Sale of Investment in Equity Affiliate.  In first quarter 2010, we sold our remaining 18.3 million shares of Boise Inc. and, as a result, discontinued the equity method of accounting. During the nine months ended September 30, 2010, we recorded $1.9 million of income related to equity in the net income of Boise Inc. and a $25.3 million gain on the sale of our remaining Boise Inc. shares in our Consolidated Statement of Income (Loss).

Foreign Exchange Gain (Loss).  For the three and nine months ended September 30, 2011, foreign exchange loss was $0.9 million and $0.6 million, respectively, compared with gains of $0.3 million and $0.1 million, respectively, for the same periods in the prior year. These losses were driven primarily by the strengthening of the U.S. dollar, compared with the Canadian dollar.

Interest Expense. Interest expense increased $0.3 million, or 6%, to $5.0 million for the three months ended September 30, 2011, compared with $4.7 million for the same period in the prior year. This increase was due primarily to the write-off of a portion of deferred financing costs in July 2011 as a result of replacing our credit facility. For the nine months ended September 30, 2011, interest expense decreased $2.1 million, or 13%, to $14.2 million, compared with $16.3 million for the same period in 2010. We paid down outstanding borrowings on our credit facility in April 2010 and retired $8.6 million of our senior subordinated notes, which has subsequently lowered our interest expense. In addition, interest expense was higher in the nine months ended September 30, 2010, due to the write-off of a portion of deferred financing costs associated with the April 2010 paydown and commitment reduction of our prior revolving credit facility.

Liquidity and Capital Resources

Continued concerns over the low level of residential construction activity, high number of actual and pending foreclosures, availability and cost of credit, high levels of unemployment, and lack of consumer and business confidence create uncertainty around the amount of cash flow we will generate during the remainder of 2011 and 2012. In response to the continued economic uncertainty and to conserve our liquidity, we will continue to manage production levels to sales demand.

We ended third quarter 2011 with $203.1 million of cash and $219.6 million of long-term debt. At September 30, 2011, we had $377.6 million of available liquidity (unrestricted cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). Our cash position remained essentially unchanged compared with June 30, 2011. We used $61.5 million of cash during the nine months ended September 30, 2011, principally to fund seasonal working capital increases, capital spending, pension contributions, and acquisitions, as discussed below. On July 13, 2011, we replaced our $170 million credit facility with a new $250 million credit facility that, when compared with the previous facility, has both lower interest rates and an extended maturity. See "Financing Activities" below for more information on the new facility.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, and working capital for at least the next 12 months.

Sources and Uses of Cash

We generate cash from sales of our products and from short-term and long-term borrowings as well as from cash proceeds from the sale of nonstrategic assets. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including fiber, inventory purchased for resale, labor, energy, and glues and resins. In addition to paying for ongoing operating costs, we use cash to invest in our business, repay debt, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash for operating activities, investing activities, and financing activities.

Operating Activities

For the nine months ended September 30, 2011, our operating activities used $31.1 million of cash, compared with $9.2 million of cash provided by operations in the same period in 2010. The $31.1 million of cash used for operations was due primarily to a $27.7 million increase in working capital and pension contributions of $10.3 million, partially offset by $7.0 million of income (net of noncash income and expenses). The $9.2 million of cash generated by operations during the nine months ended September 30, 2010, was driven primarily by $13.5 million of income (net of noncash income and expenses) and $4.6 million of proceeds from a litigation settlement related to vendor product pricing, partially offset by a $9.4 million increase in working capital and pension contributions of $3.8 million.

The increases in working capital in both periods were attributable primarily to higher receivables and inventories, partially offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 33% and 39%, comparing sales for the months of September 2011 and 2010 with sales for the months of December 2010 and 2009, respectively. The increases in inventories and accounts payable in 2011 and 2010 represent a normal seasonal inventory build. In addition, the change was due to a reduction in compensation and benefit related accrued liabilities during the nine months ended September 30, 2011. We have accrued less incentive compensation during the nine months ended September 30, 2011, compared with the same period in 2010. Also, the majority of the employee incentive compensation that was accrued in 2010 was paid out in first quarter 2011.

Investment Activities

During the nine months ended September 30, 2011, we used approximately $25.3 million of cash for purchases of property and equipment and $5.8 million for acquisitions of businesses and facilities, partially offset by proceeds of $3.1 million from the sale of assets, including the sale of certain land and timber holdings. We expect capital expenditures in 2011 to total approximately $35 million to $40 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2011 has been and will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance.

During the nine months ended September 30, 2010, we received $86.1 million of net proceeds from the sale of 18.3 million Boise Inc. shares, and we used approximately $22.4 million of cash for purchases of property, plant, and equipment, which included $7.5 million of expenditures for a new veneer dryer at our facility in Medford, Oregon.

Financing Activities

During the nine months ended September 30, 2011, we used $2.5 million of cash for financing costs related to our new credit facility, as discussed below. During the same period in 2010, cash used for financing activities was $75.0 million. On April 1, 2010, we borrowed $45.0 million under our asset-based revolving credit facility with Bank of America, bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million.

On July 13, 2011, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into a new $250 million senior secured asset-based revolving credit facility (New Revolving Credit Facility) with Wells Fargo Capital Finance, L.L.C. as Agent and the banks named therein as lenders. The New Revolving Credit Facility replaced our previous senior secured asset-based revolving credit facility with Bank of America. Borrowings under the New Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding borrowings and letters of credit. At September 30, 2011, and December 31, 2010, we had no borrowings outstanding under the credit facilities and approximately $12 million and $14 million, respectively, of letters of credit outstanding.

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

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K. During the nine months ended September 30, 2011, there were no material changes to our contractual obligations outside the normal course of business.

Off-Balance-Sheet Activities

At September 30, 2011, and December 31, 2010, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 16, Commitments and Guarantees, and Note 19, Consolidating Guarantor and Nonguarantor Financial Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2010 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2011, there have been no material changes to the guarantees disclosed in our 2010 Form 10-K.

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

Our major costs of production are wood fiber, labor, glue and resins, and energy. Wood fiber costs, glue and resin costs, and diesel fuel prices have been volatile in recent years.

Employees

As of September 30, 2011, we had approximately 4,240 employees. Approximately 32% of these employees work pursuant to collective bargaining agreements. As of September 30, 2011, we have 11 collective bargaining agreements, of which seven agreements, representing 726 employees, are up for renewal within one year. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Environmental

From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. The U.S. Environmental Protection Agency (EPA) has recently promulgated a series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. At the time it announced the final promulgation of the regulations, the EPA also announced that it planned to reconsider portions of the regulations and has recently taken steps to initiate such reconsideration and to stay the effectiveness of the regulations pending their revision. In addition, environmental and industry groups have filed petitions for reconsideration of these regulations and EPA's stay of their effectiveness with the EPA and/or appeals with the courts. As a result, considerable uncertainty exists about the final form these rules will take and the date on which compliance will be required. Notwithstanding that uncertainty, we are proceeding with efforts to analyze the applicability and requirements of the regulations, as recently promulgated, and the likely capital and operating costs that compliance will impose on our Wood Products segment. At this time, we cannot accurately forecast the capital or operating cost changes that may result from compliance with the regulations.

For additional information on environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K. As of September 30, 2011, there have been no changes to our critical accounting estimates disclosed in our 2010 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the heading "Disclosures of Financial Market Risks" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K. As of September 30, 2011, there have been no material changes in our exposure to market risk from those disclosed in our 2010 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2010 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the nine months ended September 30, 2011, from those listed in our 2010 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  November 3, 2011

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011

Number		Description

10.1	(a)
Credit Agreement, dated as of July 13, 2011, by and among Boise Cascade, L.L.C., Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, the Lenders from time to time party thereto, and Wells Fargo Capital Finance, L.L.C., as Agent

10.2	(b)	Boise Cascade, L.L.C. Retention Agreement for Thomas E. Carlile

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101	(c)	Financial Statements in XBRL Format

(a) This event was reported in the Company's Form 8-K Current Report filed on July 15, 2011.
(b) Incorporated by reference to Current Report on Form 8-K filed October 5, 2011.
(c) Furnished with this Quarterly Report on Form 10-Q.