Form 10-K
period 2011-12-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2012-03-01
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The registrant does not have a class of registered equity securities.  All of its equity securities are held by affiliates or former employees of the company.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

iii

PART I

ITEM 1.    BUSINESS

Boise Cascade Holdings, L.L.C., is a privately held building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). As used in this Form 10-K, the terms "BC Holdings," "we," and "our" refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Boise Cascade, L.L.C., our wholly owned direct subsidiary, is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products (EWP) and plywood in North America.

Corporate Structure

The following sets forth our corporate structure and equity ownership at December 31, 2011 (based on voting power):
Segments

We operate our business using three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. We present information pertaining to our segments and the geographic areas in which we operate in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The business discussion that follows focuses on the businesses retained after the sale of our Paper and Packaging & Newsprint assets in February 2008. We have chosen not to provide the five-year data for the segments sold, as these segments are not part of the business we manage today.

Building Materials Distribution

Products

Through our Building Materials Distribution segment, we are a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to pro dealers, retail lumberyards, and home improvement centers that then sell the products to the final end-users, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects. We believe our broad product line provides our customers with a one-stop resource for their needs and lowers per-unit freight costs. Our nationwide supplier relationships allow us to offer excellent customer service on top brands in the building materials industry. We also have expertise in special-order sourcing and merchandising support.

Except for EWP, we purchase most of the building materials we distribute from third-party suppliers. Approximately 91% of the EWP, 22% of the commodity panels, and 2% of the lumber purchased by our Building Materials Distribution segment during 2011 were purchased from our Wood Products segment. Our vendor base includes over 1,200 suppliers. We do not have long-term supply contracts with our vendors. However, we believe that our national presence and long-standing relationships with many of our key suppliers allow us to obtain favorable price and term arrangements.

The following table sets forth segment sales; segment income before interest and taxes; depreciation and amortization; and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated:

	Year Ended December 31
	2011 (a) (b)	2010 (a) (c)	2009 (a)	2008 (a)	2007 (a)
	(millions)
Sales	$1,779.4	$1,778.0	$1,609.8	$2,109.4	$2,564.0

Segment income before interest and taxes	$2.0	$11.6	$8.0	$19.5	$51.8
Depreciation and amortization	8.4	7.5	7.6	7.7	7.4
EBITDA (d)	$10.4	$19.1	$15.5	$27.2	$59.2
_______________________________________

(a)
The number of annual housing starts in the U.S. has declined significantly in the last five years (from 1.36 million in 2007 to 0.91 million in 2008, 0.55 million in 2009, 0.59 million in 2010, and 0.61 million in 2011) and so has the sales volume for most of our products. The 0.61 million U.S. housing start level experienced in 2011 was only 41% of the annual average level experienced over the prior 50-year period and was the third-worst year on record, only slightly better than 2010 and 2009.

(b)	In 2011, segment income and EBITDA included $1.2 million of noncash asset write-downs.

(c)	In 2010, segment income and EBITDA included $4.1 million of income for cash received from a litigation settlement related to vendor product pricing.

(d)
Segment EBITDA is calculated as segment income (loss) before interest (interest expense and interest income), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our consolidated EBITDA to net income (loss).

Facilities

Our Building Materials Distribution segment operates 32 wholesale building materials distribution facilities located throughout the United States. During 2011, we completed facility expansions of our operations in Delanco, New Jersey, and Detroit, Michigan. In early 2012, we also completed facility expansions in Dallas, Texas, and Greenland, New Hampshire.

Sales, Marketing, and Distribution

In our Building Materials Distribution segment, we resell the products we purchase from manufacturers to our customers, primarily pro dealers, retail lumberyards, and home improvement centers that then sell the products to the final end-users, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects. Utilizing centralized information systems, each of our distribution centers implements its own distribution and logistics model tailored to the customers it serves. We utilize internal and external trucking resources to deliver materials on a regularly scheduled basis. We have a large decentralized sales force able to use timely and accurate market information and local product knowledge to support customers and new products.

We regularly evaluate opportunities to introduce new products. This is primarily driven by customer demand or market opportunities. We have found our customers welcome a greater breadth of product offering, as it can improve their purchasing and operating efficiencies by providing for one-stop shopping. Similarly, selectively broadening our product offering enables us to drive additional products through our distribution system, thereby increasing the efficiency of our operations by better utilizing our existing infrastructure.

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

Wood Products

Products

Our Wood Products segment is a leading producer of EWP, consisting of laminated veneer lumber (LVL), I-joists, and laminated beams. We believe that our engineered I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter, and straighter than conventional lumber joists. Our LVL and laminated beams are high-grade, value-added structural products used in applications where extra strength and quality is required, such as headers and beams. LVL is also used in the manufacture of engineered I-joists. We believe we are the second-largest manufacturer of EWP in North America and are also a leading producer of plywood. Our product focus is on profitably gaining EWP market share and maintaining a strong market presence in plywood and pine lumber. EWP accounted for 36% of our sales in this segment in 2011, while plywood made up 39%. We also produce particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in residential, light commercial construction, and repair-and-remodeling markets. Most of these products are sold to wholesalers (including our Building Materials Distribution segment), major retailers, and industrial converters.

The following table sets forth the annual capacity and production of our principal products for the periods indicated:

	Year Ended December 31
	2011	2010	2009	2008	2007
	(millions)
Capacity (a)
Laminated veneer lumber (LVL) (cubic feet) (b)	27.5	27.5	27.5	27.5	27.5
Plywood (sq. ft.) (3/8" basis) (c)	1,500	1,475	1,430	1,600	1,600
Lumber (board feet) (d)	200	180	180	230	250
Production
Laminated veneer lumber (LVL) (cubic feet) (b)	10.7	10.0	7.9	11.2	17.2
I‑joists (equivalent lineal feet) (b)	112	105	81	109	194
Plywood (sq. ft.) (3/8" basis) (c)	1,240	1,183	1,066	1,351	1,467
Lumber (board feet) (d)	152	149	141	189	237
_______________________________________

(a)	Annual capacity is production assuming normal operating shift configurations. Accordingly, production can exceed capacity under some operating conditions.

(b)	A portion of LVL production is used to manufacture I-joists at two EWP plants. Capacity is based on LVL production only.

(c)	Approximately 12%, 11%, 10%, 13%, and 20%, respectively, of the plywood we produced in 2011, 2010, 2009, 2008, and 2007 was utilized internally to produce EWP.

In response to the housing downturn, in March 2009, we closed our plywood manufacturing facility in White City, Oregon, and curtailed our Oakdale, Louisiana, plywood operation. The Oakdale, Louisiana, mill resumed plywood operations in June 2010.

(d)
In June 2009, we closed our lumber facility in La Grande, Oregon. This facility was reopened on a limited operating basis in April 2011. Also in June 2009, we purchased a lumber manufacturing facility in Pilot Rock, Oregon. In February 2012, we purchased a lumber facility in Arden, Washington.

The following table sets forth segment sales, segment income (loss) before interest and taxes, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2011 (a) (b)	2010 (a)	2009 (a) (c)	2008 (a) (d)	2007 (a)
	(millions)
Sales	$712.5	$687.4	$550.8	$795.9	$1,010.2

Segment income (loss) before interest and taxes	$(15.1)	$(8.1)	$(77.3)	$(55.1)	$23.6
Depreciation and amortization	28.4	27.1	33.0	27.7	30.0
EBITDA (e)	$13.3	$19.0	$(44.3)	$(27.4)	$53.7
_______________________________________

(a)
The number of annual housing starts in the U.S. has declined significantly in the last five years (from 1.36 million in 2007 to 0.91 million in 2008, 0.55 million in 2009, 0.59 million in 2010, and 0.61 million in 2011) and so has the sales volume for most of our products. The 0.61 million U.S. housing start level experienced in 2011 was only 41% of the annual average level experienced over the prior 50-year period and was the third-worst year on record, only slightly better than 2010 and 2009.

(b)
In 2011, segment loss included $2.6 million of expense related to the permanent closure of a laminated beam plant in Emmett, Idaho, and noncash asset write-downs, of which $2.2 million was included in EBITDA and $0.4 million was accelerated depreciation recorded in "Depreciation and amortization."

(c)
In 2009, segment loss included $8.9 million of expense related to the June 2009 closure of our lumber manufacturing facility in La Grande, Oregon, of which $3.7 million was included in EBITDA and $5.2 million was accelerated depreciation recorded in "Depreciation and amortization."

(d)	In 2008, segment loss included $11.3 million of expenses related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon, partially offset by a $5.7 million net gain related to the sale of our wholly owned subsidiary in Brazil that manufactured veneer.

(e)
Segment EBITDA is calculated as segment income (loss) before interest (interest expense and interest income), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Data" of this Form 10‑K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our consolidated EBITDA to net income (loss).

Facilities

Our Wood Products segment currently operates four EWP facilities and seven plywood and veneer plants, five of which manufacture inputs used in our EWP facilities. We also operate five sawmills, including the Arden, Washington, facility purchased in February 2012, and one particleboard plant. During 2011, we closed our laminated beam manufacturing plant in Emmett, Idaho, and purchased a laminated beam and decking manufacturing plant in Homedale, Idaho, that provides us a broader product mix and a larger, more efficient operation.

Raw Materials and Input Costs

Wood fiber. The primary raw material in our Wood Products segment is wood fiber. For the year ended December 31, 2011, wood fiber accounted for 38% of materials, labor, and other operating expenses, including from related parties, in our Wood Products segment. Our plywood and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. We use ponderosa pine, spruce, and white fir logs to manufacture various grades of lumber. Our EWP facilities in Louisiana and Oregon use veneers and parallel-laminated veneer panels produced by our facilities and purchased from third parties, together with OSB purchased from third parties, to manufacture LVL and I-joists. Our manufacturing facilities are located in close proximity to active wood markets. We have long-term market-based contracts for a significant portion of our fiber needs.

Other raw materials and energy costs. We use a significant quantity of various resins and glues in our manufacturing processes. Resin and glue product costs are influenced by changes in the prices of raw material input costs, primarily fossil fuel products. We purchase resins and glues, other raw materials, and energy used to manufacture our products in both the open market and through long-term contracts. The contracts are generally with regional suppliers who agree to supply all of our needs for a certain raw material or energy at one of our facilities. These contracts have terms of various lengths and typically contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

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

The following table lists sales volumes for our principal products for the periods indicated:

	Year Ended December 31
	2011	2010	2009	2008	2007
	(millions)
Laminated veneer lumber (LVL) (cubic feet)	7.1	6.6	5.6	7.6	10.6
I-joists (equivalent lineal feet)	110	106	87	117	188
Plywood (sq. ft.) (3/8" basis)	1,106	1,088	992	1,228	1,223
Lumber (board feet)	153	149	146	191	231

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

Corporate and Other

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Since the sale of our Paper and Packaging & Newsprint assets in 2008, we have purchased many of these services from Boise Inc. under an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us at cost. See Note 4, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information. Prior to the sale of our Paper and Packaging & Newsprint assets, this segment also included certain rail and truck transportation businesses and related assets. All of the sales in the table below relate to these businesses.

The following table sets forth segment sales, segment loss before interest and taxes, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2011	2010	2009	2008	2007
	(millions)
Sales	$—	$—	$—	$8.6	$58.9

Segment loss before interest and taxes	$(14.5)	$(16.3)	$(13.1)	$(25.5)	$(23.1)
Depreciation and amortization	0.2	0.3	0.3	0.5	3.8
EBITDA (a)	$(14.2)	$(16.0)	$(12.8)	$(25.0)	$(19.4)
_______________________________________

(a)
Segment EBITDA is calculated as segment income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our consolidated EBITDA to net income (loss).

Customers

Our customer base includes a wide range of customers across multiple market segments and various end markets. For the year ended December 31, 2011, sales to one customer, Home Depot, accounted for $210.4 million, or approximately 10%, of sales. Sales to Home Depot were recorded in our Building Materials Distribution and Wood Products segments. No other single third-party customer accounted for 10% or more of total sales.

Building Materials Distribution. In 2011, a majority of our sales in this segment were to pro dealers and retail lumberyards that sell products to the final end users, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects. We also service home improvement centers and other industrial accounts.

Wood Products. Our Building Materials Distribution segment is our Wood Products segment's largest customer, representing approximately 34% of our Wood Products segment's overall sales, including approximately 64% of its EWP sales, in 2011. Our third-party customers in this segment include wholesalers, home improvement centers, and industrial converters in both domestic and export markets.

Competition

The markets in which we compete are highly competitive. The competitive environment in the U.S. in 2011 was particularly difficult because new residential and light commercial construction activity and repair-and-remodel spending remained substantially below average historical levels. Industry capacity in a number of products, including those we produce and distribute, far exceeds the current level of demand. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in the markets in which we compete. Those factors include price, service, quality, product selection, and convenience of location.

Some of our competitors are larger than we are and have greater financial resources. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can.

Building Materials Distribution. The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. We also compete with wholesale brokers and buying cooperatives. We compete on the basis of delivered cost, product selection and availability, quality of service, and compatibility with customers' needs. We also distribute products for some manufacturers that also engage in direct sales. In recent years, there has been consolidation among home builders and pro dealers. As the customer base consolidates, this dynamic could impact our ability to maintain margins. Proximity to customers is an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, the scale and efficiency of our national footprint, and our focus on customer service are our primary competitive advantages in this segment. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which we are able to obtain our products from our suppliers and sell our products to our customers.

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

Capital Investment

Information concerning our capital expenditures is presented in "Investment Activities" under "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

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

Employees

As of February 19, 2012, we had approximately 4,350 employees. Approximately 31% of these employees work pursuant to collective bargaining agreements. As of February 19, 2012, we had ten collective bargaining agreements, of which five agreements, representing 624 employees, are up for renewal in 2012 and one agreement, covering 96 employees at our AllJoist facility in Canada, expired on December 31, 2011. We are continuing to work under the expired contract pending negotiations. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Trademarks

We maintain many trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks include BOISE CASCADE® and the TREE-IN-A-CIRCLE® logo, which we believe to be of significant importance to our business.

Identification of Executive Officers

Information with respect to our executive officers is set forth in "Item 10. Directors, Executive Officers, and Corporate Governance" of this Form 10-K.

ITEM 1A.    RISK FACTORS

This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including the description of our business in "Item 1. Business" and the "Executive Overview" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement.

Many of the products we manufacture or purchase and resell are commodities whose price is determined by the market's supply and demand for such products, and the markets in which we operate are cyclical and competitive. The depressed state of the housing, construction, and home improvement markets could continue to adversely affect demand and pricing for our products. Many of the building products we produce or distribute, including oriented strand board, plywood, lumber, and particleboard, are commodities that are widely available from other producers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Commodity price volatility also affects our distribution business, with falling price environments generally causing reduced revenues and margins, resulting in substantial declines in profitability and possible net losses.

Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States and, to a lesser extent, light commercial construction and residential repair-and-remodeling activity. New residential construction activity remained substantially below average historical levels in 2011 and so did demand for the products we manufacture and distribute. There is significant uncertainty regarding the timing and extent of any recovery in such construction activity and resulting product demand levels as we move into 2012. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors.

Wood products industry supply is influenced primarily by price-induced changes in the operating rates of existing facilities but is also influenced over time by the introduction of new product technologies, capacity additions and closures, restart of idled capacity, and log availability. The balance of wood products supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada.

We have very limited control of the foregoing, and as a result, our profitability and cash flow may fluctuate materially in response to changes in the supply and demand balance for our primary products.

Current adverse conditions may increase the credit risk from our customers. Our Building Materials Distribution and Wood Products segments extend credit to numerous customers who are heavily exposed to the effects of the downturn in the housing market. Current housing market conditions could result in financial failures of one or more of our significant customers, which could impair our ability to fully collect receivables from such customers and negatively affect our operating results, cash flow, and liquidity.

A significant portion of our sales are concentrated with a relatively small number of customers. In 2011, our top ten customers represented approximately 27% of sales, with one customer accounting for approximately 10% of sales. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our financial results.  Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including but not limited to:

•	Equipment failure, particularly a press at one of our major EWP production facilities;

•	Fires, floods, earthquakes, hurricanes, or other catastrophes;

•	Unscheduled maintenance outages;

•	Utility and transportation infrastructure disruptions;

•	Labor difficulties;

•	Other operational problems; or

•	Ecoterrorism or threats of ecoterrorism.

Any downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to satisfy customer requirements would be impaired, resulting in lower sales and net income.

In addition, a number of our suppliers are subject to the manufacturing facility disruption risks noted above. Our suppliers' inability to produce the necessary raw materials for our manufacturing processes or supply the finished goods that we distribute through our Building Materials Distribution segment may adversely impact our results of operations, cash flows, and financial position.

Our industry is highly competitive. If we are unable to compete effectively, our net sales, operating results, and growth strategies could be negatively affected. The building products distribution industry that our Building Materials Distribution segment competes in is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which we are able to obtain our products from our suppliers and sell our products to our customers.

The markets for the products we manufacture in our Wood Products segment are also highly competitive. Our competitors range from very large, fully integrated forest and building products firms to smaller firms that may manufacture only one or a few types of products. We also compete less directly with firms that manufacture substitutes for wood building products. Certain mills operated by our competitors may be lower-cost producers than the mills operated by us.

Some of our competitors are larger companies and, therefore, have access to greater financial and other resources than us. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can.

Our manufacturing businesses may have difficulty obtaining logs and fiber at favorable prices or at all.  Wood fiber is our principal raw material, which accounted for approximately 38% of the aggregate amount of materials, labor, and other operating expenses, including from related parties, for our Wood Products segment in 2011. Wood fiber is a commodity, and prices have been cyclical historically in response to changes in domestic and foreign demand and supply. Foreign demand for log exports, particularly from China, increased log costs in the western U.S. in 2010 and 2011 and negatively affected wood products manufacturers in the region. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities in the Northwest. Availability of residual wood fiber for our particleboard operation has been negatively affected by significant mill closures and curtailments that have occurred among solid-wood product producers. Future development of wood cellulose biofuel or other new sources of wood fiber demand could interfere with our ability to source wood fiber or significantly raise our costs.

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

Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods. Our earnings may be positively or negatively affected by the amount of income or expense we record for our pension plans. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to "Other comprehensive income (loss)." A decline in the market value of the pension assets will increase our funding requirements. Our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit costs and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements of the obligations related to the pension plans. During 2011, we met our required contribution to our defined benefit pension plans. At December 31, 2011, the net underfunded status of our defined benefit pension plans was $188 million. The company's minimum required contribution in 2012 is approximately $20 million. If the status of our defined benefit plans continues to be underfunded, we anticipate significant future funding obligations, reducing the cash available for our business. For more discussion regarding how our financial statements can be affected by pension plan estimates, see "Pensions" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Our ability to service our indebtedness or to fund our other liquidity needs is subject to various risks. Our ability to make scheduled payments on our indebtedness and fund other liquidity needs depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business, and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. Over the last several years, housing starts remained below historical levels. This reduced level of building was caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market, and a slowed economy. There can be no assurance as to when or if the housing market will rebound to historical levels. We have experienced significant losses from operations and used significant cash for operating activities in recent periods. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure, or liquidate some or all of our assets. For more discussion on our cash position and available borrowing capacity under our revolving credit facility, see "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

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

The Environmental Protection Agency (EPA) has recently promulgated a series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. At the time it announced the final promulgation of the regulations, the EPA also announced that it planned to reconsider portions of the regulations and has recently taken steps to initiate such reconsideration. In December 2011, the EPA published their reproposed rules and we are currently evaluating the potential impact of the reproposed rules on our business. It would appear, if the Boiler MACT rules are finalized as reproposed, it would be less costly for our operations to implement than the current rules. The EPA intends to finalize the new Boiler MACT rules in June 2012. Once final, considerable uncertainty will still exist, as there will likely be legal challenges to the final rules from industry and/or environmental organizations. Notwithstanding that uncertainty, we are proceeding with efforts to analyze the applicability and requirements of the regulations, as recently reproposed, and the likely capital and operating costs compliance will impose on our Wood Products segment. At this time, we cannot accurately forecast the capital or operating cost changes that may result from compliance with the regulations.

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

We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures. For additional information on how environmental regulation and compliance affects our business, see "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Labor disruptions or increased labor costs could adversely affect our business.  As of February 19, 2012, we have approximately 4,350 employees, of which approximately 31% of these employees work pursuant to collective bargaining agreements. We have ten collective bargaining agreements, of which five agreements are up for renewal in 2012. We also have one agreement, covering 96 employees at our AllJoist facility in Canada, which expired on December 31, 2011. We are continuing to work under the expired contract, pending negotiations. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise, any of which could prevent us from meeting customer demand or increase our costs, thereby reducing our sales and profitability.

If our long-lived assets become impaired, we may be required to record noncash impairment charges that could have a material impact on our results of operations.  We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Should the markets for our products deteriorate further or should we decide to invest capital differently or should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges in the future that could have a material impact on our results of operations.

The terms of our revolving credit facility and the indenture governing our senior subordinated notes (Indenture) restrict our ability to operate our business and to pursue our business strategies.  Our senior secured asset-based revolving credit facility and the Indenture contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose customary operating and financial restrictions on us. The credit facility and the Indenture limit our ability, among other things, to make material acquisitions, enter into new lines of business, and incur additional indebtedness.

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

As a result of the sale of our Paper and Packaging & Newsprint assets, we now rely on Boise Inc. for many of our administrative services.  In conjunction with the sale of our Paper and Packaging & Newsprint assets in 2008, we entered into an Outsourcing Services Agreement under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource transactional services. Most of the Boise Inc. staff that provide these services are providing the same services they provided when they were our employees. Nevertheless, we cannot be assured that these employees will remain with Boise Inc. or that there will not be a disruption in the continuity or level of service provided. If Boise Inc. is unwilling or unable to provide services at the same quality levels as those services have been provided in the past, our business and compliance activities and results of operations could be substantially and negatively affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the Commission staff.

ITEM 2.    PROPERTIES

Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. Information concerning production capacity and the utilization of our manufacturing facilities is presented in "Item 1. Business" of this Form 10-K.

The following is a list of our facilities by segment as of February 29, 2012. We lease office space for our corporate headquarters in Boise, Idaho.

Building Materials Distribution

The following table summarizes our 32 Building Materials Distribution facilities:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned	33,000
Lathrop, California	Leased	164,000
Riverside, California	Leased	162,000
Denver, Colorado	Owned/Leased	203,000
Grand Junction, Colorado	Owned/Leased	97,000
Milton, Florida	Leased	87,000
Orlando, Florida	Owned	144,000
Pompano Beach, Florida	Leased	68,000
Atlanta, Georgia	Leased	155,000
Boise, Idaho	Owned/Leased	108,000
Idaho Falls, Idaho	Owned/Leased	69,000
Chicago, Illinois	Leased	76,000
Biddeford/Saco, Maine	Leased	44,000
Baltimore, Maryland	Leased	205,000
Westfield, Massachusetts	Leased	134,000
Detroit, Michigan	Leased	108,000
Minneapolis, Minnesota	Leased	120,000
Billings, Montana	Owned	81,000
Greenland, New Hampshire	Owned/Leased	135,000
Delanco, New Jersey	Owned/Leased	345,000
Albuquerque, New Mexico	Owned	78,000
Greensboro, North Carolina	Owned	88,000
Marion, Ohio	Leased	80,000
Tulsa, Oklahoma	Owned	129,000
Memphis, Tennessee	Owned	78,000
Dallas, Texas	Owned/Leased	233,000
Houston, Texas	Leased	150,000
Salt Lake City, Utah	Owned	126,000
Spokane, Washington	Owned/Leased	58,000
Vancouver, Washington	Leased	86,000
Woodinville, Washington	Owned/Leased	110,000
Yakima, Washington	Owned/Leased	44,000

Wood Products

We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities:

Facility Type	Number of Facilities	Locations
LVL/I-joist/Laminated beam plants	4	Louisiana, Oregon, Idaho, and Canada
Plywood and veneer plants	7	Louisiana (2), Oregon (4), and Washington
Sawmills	5	Oregon (3) and Washington (2)
Particleboard plant	1	Oregon

ITEM 3.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a limited liability company, and the equity in our company is neither listed nor publicly traded in any market. The equity units issued and outstanding on February 29, 2012, were as follows:

Series A Common Units	66,000,000
Series B Common Units	535,323,527
Series C Common Units	26,404,747

As of February 29, 2012, OfficeMax owned all of the Series A equity units. Forest Products Holdings, L.L.C. (FPH) and OfficeMax owned 426,323,527 and 109,000,000 Series B equity units, respectively. FPH holds all 26,404,747 Series C equity units.

The Series A equity units accrue dividends daily at a rate of 8% per annum, compounded semiannually, on the holder's capital contributions and accumulated dividends (net of any distributions previously received by such holder). Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2011 and 2010, $41.0 million and $33.1 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Neither the Series B nor Series C equity units accrue dividends, but they do participate in distributions (liquidating and otherwise). The payment of distributions is subject to certain restrictions under the indenture governing our senior subordinated notes and our senior secured asset-based revolving credit facility.

In 2004, most of our key managers purchased FPH Series B common units and were issued a grant of FPH Series C common units. In addition, from time to time, additional grants of Series C common units have been made to selected employees and directors. Each issue or award of equity by FPH to our employees or directors is matched by a parallel issuance of the same amount of our equity on the same terms to FPH. The equity held by our employees and directors pursuant to such transactions is treated as ownership of a beneficial interest in a like number of units of our common units. See "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Form 10-K and Note 13, Long-Term Incentive Compensation Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. Under the terms of our operating agreements, neither we nor FPH have authority to issue such equity absent specific ad hoc authorization by our respective boards of directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	Year Ended December 31
	2011 (a)	2010 (b)	2009 (c)	2008 (d)	2007 (e)
	(millions)
Statement of income (loss) data
Net sales	$2,248	$2,241	$1,973	$2,977	$5,413
Net income (loss)	$(46)	$(6)	$(19)	$(288)	$128
Earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) (f)	$9	$49	$44	$(218)	$349

Balance sheet data (at end of year)
Cash and cash equivalents	$182	$265	$287	$276	$58
Working capital	$417	$459	$483	$499	$1,776
Total assets	$903	$952	$1,001	$1,000	$2,774
Long-term debt, less current portion	$220	$220	$303	$315	$1,113
_______________________________________

(a)    The following were included in 2011 net loss:

•	$1.7 million of expense related to the permanent closure of a laminated beam plant in Emmett, Idaho; and

•	$2.0 million of noncash asset write-downs.

(b)    The following were included in 2010 net loss:

•
$25.3 million gain on the sale of 18.3 million shares of Boise Inc. stock (see Note 3, Investment in Equity Affiliate, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information regarding our investment in Boise Inc.);

•	$1.9 million of equity in net income of Boise Inc.; and

•	$4.6 million of income for cash received from a litigation settlement related to vendor product pricing.

(c)	The following were included in 2009 net loss:

•	$79.7 million of equity in net income of Boise Inc.;

•	$43.0 million charge for the other-than-temporary impairment of our investment in Boise Inc.;

•	$42.8 million gain on the sale of 18.8 million shares of Boise Inc. stock;

•	$6.0 million gain on the repurchase of $11.9 million of senior subordinated notes; and

•	$8.9 million of expense related to the closure of our lumber manufacturing facility in La Grande, Oregon.

(d)    The following were included in 2008 net loss:

•	Operating results of the Paper and Packaging & Newsprint businesses through February 21, 2008;

•	$208.1 million charge for the other-than-temporary impairment of our investment in Boise Inc.;

•	$11.3 million of equity in net loss of Boise Inc.;

•	$11.3 million of expense related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon; and

•	$6.3 million of expense related to changes in the fair value of our interest rate swaps, which were terminated in February 2008.

(e)    The following were included in 2007 selected financial data:

•	Operating results and balance sheet data of the Paper and Packaging & Newsprint businesses as of and for the year ended December 31, 2007;

•	$4.4 million gain for changes in our retiree healthcare programs;

•
Approximately $8.4 million of income related to the change in the fair value of interest rate swaps in connection with the repayment of some of our variable-rate debt, partially offset by $4.6 million of expense related to changes in the fair value of our interest rate swaps that we accounted for as economic hedges; and

•	$6.3 million of expense related to the write-off of deferred financing costs in connection with the repayment of debt.

(f)    The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31
	2011	2010	2009	2008	2007
	(millions)
Net income (loss)	$(46)	$(6)	$(19)	$(288)	$128
Change in fair value of interest rate swaps	—	—	—	6	(4)
Interest expense	19	21	23	34	97
Interest income	—	(1)	(1)	(8)	(4)
Income tax provision	—	—	1	—	8
Depreciation, amortization, and depletion	37	35	41	36	124
EBITDA	$9	$49	$44	$(218)	$349

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

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in "Part I, Item 1A. Risk Factors" of this Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-K.

Background

Boise Cascade Holdings, L.L.C., is a privately held building products company headquartered in Boise, Idaho. As used in this Form 10-K, the terms "BC Holdings," "we," and "our" refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Boise Cascade, L.L.C., our wholly owned direct subsidiary, is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products (EWP) and plywood in North America.

We operate our business using three reportable segments:  (1) Building Materials Distribution, which is a wholesale distributor of building materials, (2) Wood Products, which manufactures and sells EWP, plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Executive Overview

During 2011, the United States housing market remained very weak. Home sales and housing starts continued at or near all-time lows, and our operating results were negatively affected by depressed demand for the products we distribute and manufacture. Low levels of residential construction activity translated into weak sales volumes.

Demand for our products correlates with the level of residential construction activity in the United States, which has historically been cyclical. As of February 2012, the Blue Chip Economic Indicators consensus forecast for 2012 single- and multi-family housing starts in the U.S. was approximately 0.72 million units, compared with actual housing starts of 0.61 million in 2011 and 0.59 million in 2010, as reported by the U.S. Census Bureau. These amounts are significantly below historical trends of approximately 1.4 million units per year over the ten years prior to 2011. Single-family housing starts are a primary driver of our sales; and although 2011 housing starts were slightly higher than 2010, the mix of housing starts in 2011 included a lower proportion of single-family detached units, which typically result in higher building product utilization per start, than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot. As a result, we remain cautious with regard to the overall new residential construction environment and the timing of an eventual recovery in housing starts. However, we believe we are continuing to gain market share in selling products consumed in residential construction, particularly EWP.

We recorded a loss from operations of $27.0 million during the year ended December 31, 2011, compared with a loss from operations of $13.2 million during the year ended December 31, 2010. The negative results were driven primarily by a 20-basis-point decline in gross margins, as well as $3.7 million of charges related to the closure of a manufacturing plant in our Wood Products segment and noncash asset write-downs. Also, 2010 benefited from $4.6 million of income from a litigation settlement related to vendor product pricing. These changes are discussed further in "Our Operating Results" below.

At December 31, 2011, we had $182.5 million of cash and cash equivalents and $141.8 million of usable committed bank line availability. We used $82.1 million of cash during the year ended December 31, 2011, principally to fund working capital increases, capital spending, pension contributions, and acquisitions, as discussed further in "Liquidity and Capital Resources" below. On July 13, 2011, we replaced our $170 million credit facility with a new $250 million credit facility that, when compared with the previous facility, has lower interest rates and an extended maturity. We expect to have sufficient liquidity to fund working capital needs and capital expenditures and to take advantage of market opportunities during 2012.

For 2012, we expect the demand for new residential construction to remain depressed, as excess housing inventory levels, a weak labor market, competition from distressed home sales, below historical household formation levels, and restrictive lending conditions for both home buyers and builders persist. The near-term weakness in residential construction will likely cause us to continue to operate our facilities below their capacity, as we manage our production levels to sales demand.

During 2011, unemployment rates averaged approximately 9%, as private sector hiring continued to be weak and government cutbacks continued. We believe employment growth and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help reduce excess housing inventory and stimulate new construction. Along with many forecasters, we believe U.S. demand for new residential construction will improve in the long term, based on demographic trends, as a result of increased household formations. However, the timing of a housing recovery is uncertain and could vary by local market.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•
General economic conditions, including but not limited to housing starts, repair-and-remodel activity and light commercial construction, foreclosure rates, interest rates, unemployment rates, and relative currency values;

•	Inventory levels of new and existing homes for sale;

•	Mortgage pricing and availability, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•	Availability and affordability of raw materials, including wood fiber, glues and resins, and energy;

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand;

•	Industry cycles and capacity utilization rates;

•	Actions of suppliers, customers, and competitors, including merger and acquisition activities, plant closures, and financial failures;

•	Availability of financing in the banking and capital markets, which affects our ability to fund our liquidity needs;

•	The impact of actuarial assumptions on pension costs and pension funding requirements;

•	Cost of compliance with government regulations;

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged;

•	Labor and personnel relations and shortages of skilled and technical labor;

•	The financial condition and creditworthiness of our customers;

•	Major equipment failure;

•	Severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	Attraction and retention of key management and other key employees; and

•	The other factors described in "Part I, Item 1A. Risk Factors" in this Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31
	2011	2010	2009
	(millions)
Sales
Trade	$2,229.3	$2,215.3	$1,935.4
Related parties (a)	18.8	25.3	37.9
	2,248.1	2,240.6	1,973.3

Costs and expenses
Materials, labor, and other operating expenses	1,952.6	1,947.4	1,757.1
Materials, labor, and other operating expenses from related parties (a)	40.1	33.6	29.9
Depreciation and amortization	37.0	34.9	40.9
Selling and distribution expenses	205.0	202.5	190.4
General and administrative expenses	37.2	38.5	27.4
General and administrative expenses from related party (a)	—	1.6	10.2
Other (income) expense, net	3.2	(4.6)	0.8
	2,275.1	2,253.8	2,056.7

Loss from operations	$(27.0)	$(13.2)	$(83.5)

	(percentage of sales)
Sales
Trade	99.2%	98.9%	98.1%
Related parties	0.8	1.1	1.9
	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related parties (a)	88.6%	88.4%	90.6%
Depreciation and amortization	1.6	1.6	2.1
Selling and distribution expenses	9.1	9.0	9.7
General and administrative expenses, including related party (a)	1.7	1.8	1.9
Other (income) expense, net	0.1	(0.2)	—
	101.2%	100.6%	104.2%

Loss from operations	(1.2)%	(0.6)%	(4.2)%
 ____________________________________

(a)
For more information on our related-party transactions, see Note 5, Transactions With Related Parties, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, sales mix information for our Building Materials Distribution segment, and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31
	2011	2010	2009
	(millions)
U.S. Housing Starts (a)
Single-family	0.43	0.47	0.44
Multi-family	0.18	0.12	0.11
	0.61	0.59	0.55

Segment Sales
Building Materials Distribution	$1,779.4	$1,778.0	$1,609.8
Wood Products	712.5	687.4	550.8

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	47.0%	49.5%	46.3%
General line	40.6%	39.2%	42.7%
Engineered wood products	12.4%	11.3%	11.0%

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	7.1	6.6	5.6
I-joists (equivalent lineal feet)	110	106	87
Plywood (sq. ft.) (3/8" basis)	1,106	1,088	992
Lumber (board feet)	153	149	146

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$15.51	$15.53	$14.92
I-joists (1,000 equivalent lineal feet)	957	937	895
Plywood (1,000 sq. ft.) (3/8" basis)	232	248	213
Lumber (1,000 board feet)	421	424	349
 _______________________________________

(a)    As reported by the U.S. Census Bureau.

Operating Results

2011 Compared With 2010

Sales

For the year ended December 31, 2011, total sales increased $7.5 million, or 0.3%, to $2,248.1 million from $2,240.6 million during the year ended December 31, 2010, driven primarily by increases in sales volumes for many of the products we manufacture, offset partially by a decrease in plywood prices. U.S. housing starts increased 4% in 2011, compared with the prior year. However, single-family housing starts, which are a primary driver of our sales and typically result in higher building product utilization per start than multi-family units, were weak, experiencing a decline of 9% for the year, compared with 2010. Commodity product prices, as reflected by Random Lengths composite lumber and panel pricing, were much less volatile than 2010, when the industry experienced the demand and supply events discussed below in "2010 Compared With 2009." Average composite lumber and panel prices in 2011 were 4% and 10% lower, respectively, than in 2010.

Building Materials Distribution.  During the year ended December 31, 2011, sales increased $1.4 million, or 0.1%, to $1,779.4 million from $1,778.0 million for the prior year. Compared with 2010, the overall volume of product sold and product sales prices were flat. By product line, sales of EWP and general line products increased 10% and 3%, respectively, offset by a 5% decline in commodity sales due to lower pricing.

Wood Products.  During the year ended December 31, 2011, sales, including sales to our Building Materials Distribution segment, increased $25.1 million, or 4%, to $712.5 million from $687.4 million in 2010. The increase in sales was due primarily to higher EWP and plywood sales volumes, as well as higher byproduct sales, offset partially by lower plywood prices. In 2011, LVL and I-joist sales volumes increased 8% and 5%, respectively, due to the capture of further sales opportunities with customers in the U.S. and Canada and further EWP market penetration. Compared with 2010, I-joist prices increased 2%, while LVL prices were flat. Plywood volumes increased 2% in 2011, while plywood prices decreased 6% compared to the prior year.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, increased $11.7 million, or 1%, to $1,992.7 million for the year ended December 31, 2011, compared with $1,981.0 million during the prior year. The increase primarily reflects higher manufacturing costs, including wood costs, labor, glues and resins, and energy, as a result of higher sales volumes of EWP and plywood in our Wood Products segment. In addition, materials, labor, and other operating expenses, including from related parties, increased as a percentage of sales by 0.2 percentage points, as these costs increased at a higher pace than sales. Within wood costs, delivered log costs were 5% higher in 2011 vs. 2010, driven by higher log costs in the Pacific Northwest, offset partially by lower costs for oriented strandboard (OSB) in our I-joist production.

Depreciation and amortization expenses increased $2.1 million, or 6%, to $37.0 million for the year ended December 31, 2011, compared with $34.9 million during the prior year. The increase was due primarily to purchases of property and equipment and accelerated depreciation of $0.4 million on a closed manufacturing plant in our Wood Products segment.

Selling and distribution expenses increased $2.5 million, or 1%, to $205.0 million for the year ended December 31, 2011, compared with $202.5 million for the prior year. The increase was due primarily to higher employee-related expenses in our Wood Products segment to support our growing EWP sales in Canada. In addition, in our Building Materials Distribution segment, higher transportation costs were offset partially by lower other variable expenses.

General and administrative expenses, including from related party, decreased $2.8 million, or 7%, to $37.2 million for the year ended December 31, 2011, compared with $40.0 million for the prior year. The decrease was due primarily to lower incentive compensation costs.

Outsourcing Services Agreement. Included in the 2011 and 2010 costs and expenses above are $14.7 million and $14.4 million, respectively, of expenses related to the Outsourcing Services Agreement we have with Boise Inc., under which Boise Inc. provides a number of corporate staff services to us at cost. For more information related to the Outsourcing Services Agreement, see Note 4, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Other (income) expense, net, for the year ended December 31, 2011, was $3.2 million of expense, including $1.3 million related to the closure of a laminated beam manufacturing plant in Emmett, Idaho, and $2.0 million in noncash asset write-downs. In 2010, other (income) expense included $4.6 million of income associated with receiving proceeds from a litigation settlement related to vendor product pricing.

Income (Loss) From Operations

Loss from operations increased $13.8 million to a $27.0 million loss for the year ended December 31, 2011, compared with a $13.2 million loss for the year ended December 31, 2010, due primarily to a 20-basis-point decline in gross margins, as further described below, and $3.7 million of charges related to the closure of a laminated beam manufacturing plant in Emmett, Idaho, and noncash asset write-downs. Also, 2010 benefited from $4.6 million of income from a litigation settlement related to vendor product pricing. These changes are discussed in more detail below.

Building Materials Distribution.  Segment income decreased $9.6 million, or 83%, to $2.0 million for the year ended December 31, 2011, from $11.6 million for the year ended December 31, 2010. The decrease in income was driven by a 20-basis-point decline in gross margins resulting from competitive pressures and more stable commodity pricing, allowing for less margin opportunity; a $0.9 million increase in depreciation and amortization expense; and higher transportation costs. In addition, during 2011, we recorded $1.2 million of noncash asset write-downs. During 2010, the segment benefited from $4.1 million of income from a litigation settlement related to vendor product pricing. Excluding the $1.2 million of noncash asset write-downs from the 2011 results and the $4.1 million litigation settlement from the 2010 results, segment income declined $4.3 million.

Wood Products.  Segment loss increased $7.0 million, or 86%, to $15.1 million for the year ended December 31, 2011, from $8.1 million for the year ended December 31, 2010. The increase in segment loss was driven primarily by a 6% decrease in plywood prices, offset partially by higher prices and sales volumes in our EWP business, as well as higher byproduct sales. In addition, depreciation and amortization expense and selling and distribution costs increased in 2011, compared with the prior year. During 2011, we also recorded charges of $2.6 million related to the closure of a laminated beam manufacturing plant in Emmett, Idaho, and noncash asset write-downs. During 2010, the segment benefited from $0.5 million of income from a litigation settlement related to vendor product pricing. Excluding the $2.6 million of closure costs and noncash asset write-downs from the 2011 results and the $0.5 million litigation settlement from the 2010 results, segment loss increased $3.9 million.

Other

Sale of Investment in Equity Affiliate.  In first quarter 2010, we sold our remaining 18.3 million shares of Boise Inc. stock and, as a result, discontinued the equity method of accounting. During the year ended December 31, 2010, we recorded $1.9 million of income related to equity in the net income of Boise Inc. and a $25.3 million gain on the sale of our remaining Boise Inc. shares in our Consolidated Statement of Income (Loss).

Foreign Exchange Gain (Loss). For the year ended December 31, 2011, foreign exchange loss was $0.5 million, compared with a gain of $0.4 million for the prior year. The 2011 loss was driven primarily by the strengthening of the U.S. dollar, compared with the Canadian dollar.

Interest Expense. Interest expense decreased $2.0 million, or 10%, to $19.0 million for the year ended December 31, 2011, compared with $21.0 million for the prior year. We paid down outstanding borrowings on our credit facility in April 2010 and repurchased $8.6 million of our senior subordinated notes in December 2010, which has subsequently lowered our interest expense. In addition, interest expense was higher in 2010 due to the write-off of a portion of deferred financing costs associated with the April 2010 paydown and commitment reduction of our prior revolving credit facility.

2010 Compared With 2009

Sales

Total sales increased $267.3 million, or 14%, to $2,240.6 million in 2010 from $1,973.3 million in 2009. The increase was due primarily to higher prices for many of the commodity products we manufacture and distribute. The Random Lengths composite lumber and panel prices were approximately 27% and 25% higher, on average, during 2010, compared with 2009. Government interventions, like the tax credit for first-time home buyers, did help buoy the new residential construction market in the first half of 2010, but once the tax credit expired, demand weakened. Lumber and panel prices rose sharply from the start of the year through April 2010 and began to retreat in early May. The Random Lengths composite lumber and panel prices dropped from $367 and $474 at their peak in April 2010 to $247 and $328, respectively, by late June. We believe the dramatic drop was the result of stagnating demand and increased industry production in response to a run-up in prices in the first four months of the year, which resulted from constrained dealer inventory levels, curtailments, and disrupted imports. Prices were less volatile in the last half of the year.

Building Materials Distribution. Sales increased $168.2 million, or 10%, to $1,778.0 million in 2010 from $1,609.8 million in 2009. The increase was driven primarily by an 11% increase in product sales prices. Compared with 2009, the volume of product sold was flat. Our financial results continue to be negatively affected by reduced demand for our products.

Wood Products. Sales increased $136.6 million, or 25%, to $687.4 million in 2010 from $550.8 million in 2009. The increase in sales was attributable to higher sales volumes and prices for all of our major product lines. The increase in sales volumes was due primarily to the capture of further sales opportunities with existing customers of plywood and engineered wood products (EWP) and the modest 6% increase in housing starts. Compared with 2009, plywood sales prices and volumes increased 16% and 10%, respectively, and lumber sales prices and volumes increased 21% and 2%. In 2010, LVL and I-joist sales volumes increased 16% and 21% due to the capture of further sales opportunities with existing customers, the modest increase in housing starts, and further EWP market penetration, as more builders transitioned to the use of EWP. Compared with 2009, LVL and I-joist prices increased 4% and 5% due to two price increases implemented in 2010.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties, increased $194.0 million, or 11%, to $1,981.0 million in 2010, compared with $1,787.0 million in 2009. The increase was driven primarily by higher purchased materials costs of $164.5 million in our Building Materials Distribution segment. Gross margins decreased 0.5% in our Building Materials Distribution segment, due primarily to volatility in the commodity product markets during the year. Conversely, in 2009, commodity product prices trended higher, which positively affected gross margins. In our Wood Products segment, wood costs increased $27.6 million. Compared with 2009, chemical and energy costs increased $8.2 million. The increase in materials, labor, and other operating expenses, including from related parties, was also attributable to an increase in sales volume in all of our major product lines in our Wood Products segment. While total materials, labor, and other operating expenses, including from related parties, increased in 2010, total costs decreased as a percent of sales, as these costs did not increase at the same pace as sales.

Depreciation and amortization expenses decreased $6.0 million, or 15%, to $34.9 million in 2010, compared with $40.9 million in 2009. In 2009, we recognized $5.2 million of incremental expense as a result of accelerating depreciation on the assets at our La Grande, Oregon, lumber manufacturing facility following our decision to close the operations.

Selling and distribution expenses increased $12.0 million, or 6%, to $202.5 million in 2010, compared with $190.5 million in 2009. The increase was due to increased occupancy-related expenses at the building materials distribution facilities we added or expanded in the last year, increased transportation costs, and increased compensation and benefit costs. While total selling and distribution expenses increased in 2010, costs decreased as a percent of sales, because these costs did not increase at the same pace as sales.

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

Wood Products. Segment loss decreased $69.2 million, or 90%, from $77.3 million in 2009 to $8.1 million in 2010. The improved financial results in 2010 were driven primarily by favorable product prices, primarily plywood prices, which increased 16%. Compared with 2009, favorable per-unit conversion costs also contributed to improved financial results. In 2010, we recorded $0.5 million of income from a litigation settlement related to vendor product pricing. The Wood Products segment loss for 2009 included $8.9 million of expenses related to closing our lumber manufacturing facility in La Grande, Oregon. Excluding the $0.5 million litigation settlement from the 2010 results and the $8.9 million of expenses related to closing our lumber manufacturing facility in La Grande in 2009, segment loss decreased $59.8 million.

Other

Investment in equity affiliate. In connection with the sale of our Paper and Packaging & Newsprint assets in 2008, we received 37.9 million shares, or 49%, of Boise Inc.'s common stock. We accounted for our investment under the equity method of accounting. In 2009, we sold approximately half of our investment in Boise Inc., decreasing our ownership position to 18.3 million shares, or 23.5%, at December 31, 2009. In first quarter 2010, we sold all of our remaining shares of Boise Inc. and, as a result, discontinued the equity method of accounting. In 2010 and 2009, we recorded $27.2 million and $79.4 million of income, net, related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss). For more information related to the sale of our investment in Boise Inc., see Note 3, Investment in Equity Affiliate, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Gain on repurchase of long-term debt. During 2010 and 2009, we repurchased $8.6 million and $11.9 million of senior subordinated notes. In 2009, we recorded a $6.0 million gain related to the repurchase.

Interest expense. In 2010, interest expense was $21.0 million, compared with $22.5 million in 2009. The decrease was driven primarily by a lower amount of borrowings outstanding during 2010. For more information, see "Financing Activities" under "Liquidity and Capital Resources" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Industry Mergers and Acquisitions

Severely depressed demand for building products over the last several years and the uncertainty as to the timing and strength of a future recovery have caused a number of companies involved in the production or distribution of building products to curtail or permanently close individual operations. In addition, a number of distributors within the building products supply chain have been liquidated or filed for bankruptcy, with resulting changes in ownership and control or cessation of operations.

In February 2012, International Paper Company (IP) completed its acquisition of Temple-Inland Inc. (TIN) by acquiring all of the outstanding common stock and assuming the outstanding debt of TIN. The transaction included TIN's building products manufacturing assets.

There have been no other major transactions in the North American building products manufacturing and distribution sectors in the past several months.

Acquisitions

In April 2011, we purchased a laminated beam and decking plant in Homedale, Idaho, that provides us a broader EWP mix and has additional growth opportunities. In addition, in February 2012, we completed the purchase of a sawmill in Arden, Washington, which we believe will improve fiber integration and enhance the product mix capabilities of our Inland Region lumber operations.

Liquidity and Capital Resources

Continued concerns over the low level of residential construction activity, high number of actual and pending foreclosures, availability and cost of credit, high levels of unemployment, and lack of consumer and business confidence create uncertainty around the amount of cash flow we will generate during 2012. In response to the continued economic uncertainty and to conserve our liquidity, we will continue to manage production levels to sales demand.

We ended 2011 with $182.5 million of cash and $219.6 million of long-term debt. At December 31, 2011, we had $324.3 million of available liquidity (unrestricted cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We used $82.1 million of cash during the year ended December 31, 2011, principally to fund working capital increases, capital spending, pension contributions, and acquisitions, as discussed below. On July 13, 2011, we replaced our $170 million credit facility with a new $250 million credit facility that, when compared with the previous facility, has both lower interest rates and an extended maturity. See "Financing Activities" below for more information on the new facility.

At December 31, 2011, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The credit quality of our portfolio of short-term investments remains strong, with the majority of our cash and cash equivalents invested in money market funds that are broadly diversified and invest in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions in 2012.

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

	Year Ended December 31
	2011	2010	2009
	(thousands)
Cash provided by (used for) operations	$(42,982)	$10,286	$(35,224)
Cash provided by (used for) investment	(36,617)	50,670	62,872
Cash used for financing	(2,548)	(83,451)	(16,350)

Operating Activities

2011 Compared With 2010

In 2011, our operating activities used $43.0 million of cash, compared with $10.3 million of cash provided by operating activities in 2010. Compared with 2010, the $53.3 million increase in cash used for operations in 2011 relates primarily to the following:

•
A $9.6 million decrease in income in our Building Materials Distribution segment and a $7.0 million increase in losses in our Wood Products segment. As discussed under "Operating Results" above, the decline in results for 2011 was the result of a 20-basis-point decline in gross margins and higher transportation costs in our Building Materials Distribution segment. During 2010, we recorded $4.6 million of income for cash received from a litigation settlement related to vendor product pricing, of which $4.1 million was recorded in the Building Materials Distribution segment and $0.5 million in the Wood Products segment. Also, in our Wood Products segment, the increased loss was driven by a decrease in plywood selling prices and an increase in selling and distribution costs, offset partially by higher prices and sales volumes in our EWP business, as well as higher byproduct sales.

•
A $34.8 million increase in working capital during 2011, compared with a $2.6 million increase in working capital during 2010. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 11% and 14%, comparing sales for the months of December 2011 and 2010 with sales for the months of December 2010 and 2009, respectively. The increase in inventories in 2011 primarily represents an increase in log and plywood inventory in our Wood Products segment. Accounts payable and accrued liabilities increased in 2011, as higher accounts payable, driven by higher inventories, were mostly offset by lower compensation and benefit-related accrued liabilities. We have accrued less incentive compensation during the year ended December 31, 2011, compared with 2010, and the majority of the employee incentive compensation that was accrued in 2010 was paid out in first quarter 2011.

•	An increase in cash contributions to our pension plans. During 2011, we used $13.6 million of cash to make pension contributions, compared with $3.9 million during 2010.

2010 Compared With 2009

In 2010, our operating activities provided $10.3 million of cash, compared with $35.2 million of cash used by operating activities in 2009. Compared with 2009, the $45.5 million increase in cash provided by operations in 2010 relates primarily to the following:

•
A $69.2 million decrease in losses in our Wood Products segment and a $3.6 million increase in income in our Building Materials Distribution segment. As discussed under "Operating Results" above, the improved results for 2010 were the result of higher product prices, favorable per-unit conversion costs in our Wood Products segment, and $4.6 million of income recorded from a litigation settlement.

•	Fewer cash contributions to our pension plans. During 2010, we used $3.9 million of cash to make pension contributions, compared with $28.4 million during 2009.

•
The increase in cash provided by the items discussed above was offset partially by $2.6 million of cash used by an increase in working capital during 2010, compared with $40.7 million of cash generated by the reduction of working capital during 2009. The slight increase in working capital during 2010 was primarily attributable to an increase in inventory and higher receivables, offset partially by higher accounts payable and accrued liabilities. Inventory and accounts payable increased in our Building Materials Distribution segment due to new and expanded locations, product line expansions, and increased purchases made in December 2010 to benefit from pricing discounts and extended payment terms offered by vendors. The higher receivables primarily reflect increased sales of approximately 14%, comparing sales for the month of December 2010 with sales for the month of December 2009.

Investment Activities

Net cash used for investing activities was $36.6 million during 2011, compared with net cash provided by investing activities of $50.7 million and $62.9 million during 2010 and 2009, respectively.

2011

During the year ended December 31, 2011, we used approximately $33.5 million of cash for purchases of property and equipment, which included expansions of certain facilities (particularly Dallas, Texas) in our Building Materials Distribution segment. In addition, we spent $5.8 million for the acquisition of a laminated beam and decking manufacturing plant in Homedale, Idaho, and received proceeds of $3.1 million from the sale of assets, including the sale of certain land and timber holdings.

Details of 2011 capital investment by segment are included in the table below:

	Year Ended December 31, 2011
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other (b)	Total
	(millions)
Building Materials Distribution	$3.9	$0.1	$6.0	$10.0
Wood Products	5.9	6.2	17.2	29.3
Corporate and Other	—	—	—	—
	$9.8	$6.3	$23.2	$39.3
_______________________________________

(a)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)	During 2011, we spent approximately $2.4 million on environmental compliance. We expect to spend a similar amount in 2012 for this purpose.

We expect capital expenditures in 2012 to total approximately $25 million to $30 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2012 will be for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

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

Details of 2010 capital investment by segment are included in the table below:

	Year Ended December 31, 2010
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other (b)	Total
	(millions)
Building Materials Distribution	$0.9	$—	$12.0	$12.9
Wood Products	0.4	12.3	10.2	22.9
Corporate and Other	—	—	—	—
	$1.3	$12.3	$22.2	$35.8
_______________________________________

(a)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)    During 2010, we spent approximately $1.7 million on environmental compliance.

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

Financing Activities

In 2011, we used $2.5 million of cash for financing activities, compared with $83.5 million in 2010 and $16.4 million in 2009.

2011

During 2011, we used $2.5 million of cash for financing costs related to our new credit facility, as discussed below.

2010

During 2010, we repurchased $8.6 million of senior subordinated notes for $8.5 million, plus accrued interest. On April 1, 2010, we borrowed $45.0 million under our asset-based revolving credit facility (Revolving Credit Facility), bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million, and we permanently reduced the lending commitments by a like amount, bringing the total commitments under the Revolving Credit Facility to $170.0 million. This debt reduction, in combination with capital spending, fulfilled our obligations under the Indenture with respect to net available cash received in connection with the sale of Boise Inc. shares.

2009

During 2009, we repurchased $11.9 million of senior subordinated notes for $5.6 million, plus accrued interest. In addition, we repaid, and subsequently reborrowed, $60.0 million of outstanding borrowings under the Revolving Credit Facility. In connection with the $60.0 million payment on the Revolving Credit Facility, we amended the Revolving Credit Facility to permanently reduce the lending commitments by $60.0 million, bringing the total commitments from $350 million to $290 million. This debt reduction, in combination with capital spending, fulfilled our obligations under the Indenture with respect to net available cash received in connection with the June 2008 sale of the note receivable from Boise Inc. and the July 2008 sale of our Brazilian subsidiary.

During 2009, we also made $10.7 million of tax distributions to equity holders, most of which related to the taxable gain on the sale of our Paper and Packaging & Newsprint assets in 2008.

Debt Structure

At December 31, 2011 and 2010, our long-term debt was as follows:

	December 31
	2011	2010
	(millions)
Asset-based revolving credit facilities	$—	$—
7.125% senior subordinated notes	219.6	219.6
Total long-term debt	$219.6	$219.6

Asset-Based Revolving Credit Facilities

On July 13, 2011, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into a new $250 million senior secured asset-based revolving credit facility (New Revolving Credit Facility) with Wells Fargo Capital Finance, L.L.C., as agent, and the banks named therein as lenders. The New Revolving Credit Facility replaced our previous senior secured asset-based revolving credit facility with Bank of America (Prior Revolving Credit Facility) discussed below. Borrowings under the New Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding borrowings and letters of credit (Availability). No borrowings were made under the New Revolving Credit Facility upon its effectiveness other than the transfer of approximately $14 million of letters of credit from the Prior Revolving Credit Facility.

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

Interest rates under the New Revolving Credit Facility are based, at the company's election, on either the London Interbank Offered Rate (LIBOR) or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for loans based on LIBOR and from 0.75% to 1.25% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a 0.15% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, the company is required to pay an unused commitment fee of 0.50% per annum of the average unused portion of the lending commitments. If we have utilized more than 40% of the commitments, the unused commitment fee percentage reduces to 0.375%.

The New Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The New Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below the greater of $31.25 million or 12.5% of the aggregate lending commitments. Availability exceeded the minimum threshold amounts required for testing of the

FCCR at all times since entering into the New Revolving Credit Facility, and Availability at December 31, 2011, was $173.1 million. At December 31, 2011, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity (net of the Availability threshold amount for testing of the FCCR) under the New Revolving Credit Facility totaled $324.3 million.

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

At December 31, 2011 and 2010, we had no borrowings outstanding under the credit facilities and approximately $11.3 million and $13.8 million, respectively, of letters of credit outstanding. These letters of credit reduced our borrowing capacity under the credit facilities by an equivalent amount. The minimum and maximum borrowings under the credit facilities were both zero during the year ended December 31, 2011.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture governing the notes (Indenture). If we sell specific assets or experience specific kinds of changes in control, we may be required to purchase the notes. With the proceeds from the sale of our Paper and Packaging & Newsprint assets, we repurchased $160.0 million of the notes at par in April 2008. In 2010, we repurchased $8.6 million of senior subordinated notes and recorded an insignificant gain. In 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in "Gain on repurchase of long-term debt" in our Consolidated Statement of Income (Loss).

Cash Paid for Interest

For the years ended December 31, 2011, 2010, and 2009, cash payments for interest, net of interest capitalized, were $16.7 million, $18.6 million, and $20.0 million, respectively.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2011. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2012	2013-2014	2015-2016	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$219.6	$—	$—	$219.6
Interest (b)	15.6	31.3	—	—	46.9
Operating leases (c)	12.1	22.7	18.7	41.4	94.9
Purchase obligations
Raw materials and finished goods inventory (d)	74.6	151.4	3.4	0.2	229.6
Utilities (e)	8.0	—	—	—	8.0
Other	1.6	0.9	—	—	2.5
Other long-term liabilities reflected on our Balance Sheet
Compensation and benefits (f)	21.4	56.7	60.6	65.5	204.2
Other (g) (h)	2.1	2.6	1.7	5.6	12.0
	$135.4	$485.2	$84.4	$112.7	$817.7
_______________________________________

(a)
These borrowings are further explained in "Financing Activities" under "Liquidity and Capital Resources" in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(b)	Amounts represent estimated interest payments on our 7.125% senior subordinated notes due 2014 as of December 31, 2011, assuming these notes are held to maturity.

(c)
We enter into operating leases in the normal course of business. We lease a portion of our distribution centers as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or if we entered into additional operating lease agreements. For more information, see Note 7, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(d)
Amounts represent contracts to purchase approximately $230 million of wood fiber based on fixed contract pricing or first quarter 2012 pricing for variable contracts. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)
We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. These payment obligations were valued at prices in effect on December 31, 2011, or contract language, if applicable. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)
Amounts consist primarily of our pension obligation and, to a lesser extent, the current portion of employee-related compensation liabilities of $3.9 million. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected rate of compensation increases, retirement and mortality rates, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries.

(g)	Includes current liabilities of $2.1 million.

(h)
We have excluded $2.7 million and $1.1 million of deferred lease costs and deferred gains, respectively, from the other long-term liabilities in the above table. These amounts have been excluded because deferred lease costs relate to operating leases which are already reflected in the operating lease category above and deferred gains do not represent a contractual obligation that will be settled in cash.

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

The Series A equity units issued to OfficeMax in connection with our acquisition of the forest products and paper assets of OfficeMax (the Forest Products Acquisition) accrue dividends daily at a rate of 8% per annum, compounded semiannually, on OfficeMax's capital contributions and accumulated dividends (net of any distributions previously received). Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2011 and 2010, $41.0 million and $33.1 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Neither the original investment nor the accumulated dividends on the Series A equity units are subject to a fixed retirement or redemption schedule.

Off-Balance-Sheet Activities

At December 31, 2011 and 2010, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, and Note 18, Consolidating Guarantor and Nonguarantor Financial Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

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

Employees

As of February 19, 2012, we had approximately 4,350 employees. Approximately 31% of these employees work pursuant to collective bargaining agreements. As of February 19, 2012, we had ten collective bargaining agreements, of which five agreements, representing 624 employees, are up for renewal in 2012 and one agreement, covering 96 employees at our AllJoist facility in Canada, expired on December 31, 2011. We are continuing to work under the expired contract pending negotiations. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. In 2011, 2010, and 2009, we did not use derivative instruments.

Interest Rate Risk

When we have loan amounts outstanding on our New Revolving Credit Facility, we are exposed to interest rate risk arising from fluctuations in interest rates. In 2011, 2010, and 2009, we did not use any interest rate swap contracts to manage this risk.

Foreign Currency Risk

We have sales in countries outside the United States. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant. In 2011, 2010, and 2009, we did not use any foreign currency hedges to manage this risk.

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control. In 2011, 2010, and 2009, we did not manage commodity price risk with derivative instruments.

Financial Instruments

The table below provides information as of December 31, 2011, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

					December 31, 2011
	2012- 2014	2015	2016	There -after	Total	Fair Value (b)
	(millions)
Long-term debt
Fixed-rate debt payments (a)
Senior subordinated notes	$219.6	$—	$—	$—	$219.6	$218.1
Average interest rates	7.1%	—	—	—	7.1%	—
Variable-rate debt payments (a)	$—	$—	$—	$—	$—	$—
Average interest rates	—	—	—	—	—	—
_______________________________________

(a)
These obligations are further explained in "Financing Activities" under "Liquidity and Capital Resources" in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(b)	We estimated the fair value based on quoted market prices as of December 31, 2011, for our debt.

Environmental

Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure that we will be in full compliance with environmental requirements at all times, and we cannot assure that we will not incur fines and penalties in the future. In 2011, we paid an insignificant amount of environmental fines and penalties across all of our segments.

We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2011, we spent approximately $2.4 million on capital expenditures to comply with environmental requirements. We expect to spend a similar amount in 2012 for this purpose.

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

In connection with the sale of our Paper and Packaging & Newsprint assets in 2008, Boise Inc. and its affiliates assumed any and all environmental liabilities arising from our ownership or operation of the assets and businesses sold to them, and we believe we are entitled to indemnification by them from third-party claims in the event they fail to fully discharge any such liabilities on the basis of common law rules of indemnification. However, Boise Inc. may not have sufficient funds to discharge its obligations when required or to indemnify us from third-party claims arising out of any such failure.

Climate Change Matters

Various legislative and regulatory proposals to restrict emissions of greenhouse gasses (GHG), such as CO2, are under consideration in Congress, state legislative bodies, and the U.S. Environmental Protection Agency (EPA). In particular, the EPA has promulgated its Tailoring Rule which directs states having authority to implement the Clean Air Act (which includes all states in which we have significant manufacturing operations) to treat GHG as regulated pollutants under their state implementation plans. The EPA’s final rule and its November 2010 implementation guidance do not set specific standards to be utilized in air discharge permits and permits to construct significant new facilities. Generation of this detail has been left to the states. The key states in which our facilities are located (Louisiana, Oregon, and Washington) are currently working through the process of incorporating GHG regulations into their state implementation plans. Most of our manufacturing facilities operate boilers or other process equipment that emits GHG. Such regulatory initiatives may require us to modify operating procedures or production levels, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results. However, given the high degree of uncertainty about the ultimate parameters of any such regulatory initiative, it is premature to make any prediction concerning such impacts.

A significant portion of our GHG emissions are from biomass-fired boilers, and in July 2011, the EPA issued a final rule that defers, for three years, the applicability of federal New Source Review (NSR) regulations to biogenic CO2 emissions. During the three-year deferral period, the EPA will evaluate whether or not to permanently exempt biogenic CO2 from NSR regulations. States are not required by this regulation to defer biogenic CO2 emissions from their NSR programs, but so far, states in which we operate have not indicated they will not follow the EPA's deferral. This action leaves considerable uncertainty as to the future regulatory treatment of biomass-generated GHG and the treatment of such GHG in the states in which we operate.

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

From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. The EPA has recently promulgated a series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. At the time it announced the final promulgation of the regulations, the EPA also announced that it planned to reconsider portions of the regulations and has recently taken steps to initiate such reconsideration. In December 2011, the EPA published their reproposed rules and we are currently evaluating the potential impact of the reproposed rules on our business. It would appear, if the Boiler MACT rules are finalized as reproposed, it would be less costly for our operations to implement than the current rules. The EPA intends to finalize the new Boiler MACT rules in June 2012. Once final, considerable uncertainty will still exist, as there will likely be legal challenges to the final rules from industry and/or environmental organizations. Notwithstanding that uncertainty, we are proceeding with efforts to analyze the applicability and requirements of the regulations, as recently reproposed, and the likely capital and operating costs compliance will impose on our Wood Products segment. At this time, we cannot accurately forecast the capital or operating cost changes that may result from compliance with the regulations.

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

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, hedge funds, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. The weighted average expected return on plan assets we will use in our calculation of 2012 net periodic benefit cost is 6.75%.

Rate of Compensation Increases. Generally, this assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation. However, in connection with amending the salaried and nonqualified plans on March 18, 2009, to freeze pension benefits effective December 31, 2009 (see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K), we changed the assumption for the rate of compensation increase to zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service in the active plan covering our hourly employees.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience.

Expected Contributions. Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed, for example, changes we might commit to in future labor contracts. In 2011, we made $13.6 million in contributions to our pension plans. We expect to contribute approximately $20.0 million to our pension plans in 2012.

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

	Year Ending December 31,
		Year Ended December 31
	2012	2011	2010
	(millions, except for percentages)
Pension expense	$12.9	$11.4	$7.4
Discount rate	4.20%	5.35%	5.90%
Expected rate of return on plan assets	6.75%	7.00%	7.25%
Rate of compensation increases (a)	—	—	—
_______________________________________

(a)
The compensation increase is zero due to the fact that the salaried and nonqualified benefits were frozen December 31, 2009. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service in the active plan covering our hourly employees.

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would have had the following effect on 2012 and 2011 pension expense. These sensitivities are specific to 2012 and 2011. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
	(millions)
2012 Expense
Discount rate	$12.9	$(1.4)	$1.4
Expected rate of return on plan assets	12.9	(0.7)	0.7

2011 Expense
Discount rate	$11.4	$(0.8)	$1.2
Expected rate of return on plan assets	11.4	(0.6)	0.6

Long-Lived Asset Impairment

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment of a long-lived asset exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value.

Long-lived asset impairment is a critical accounting estimate, as it is susceptible to change from period to period. We estimate the fair value of an asset or asset group based on quoted market prices (the amount for which the asset(s) could be bought or sold in a current transaction with a third party) when available. When quoted market prices are not available, we use a discounted cash flow model to estimate fair value. To measure future cash flows, we are required to make assumptions about future production volumes, future product pricing, and future expenses to be incurred. Estimates of future cash flows may change based on overall economic conditions, the availability of wood fiber, environmental requirements, capital spending, and other strategic management decisions.

Should the markets for our products deteriorate further or should we decide to invest capital differently and should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges in the future that could have a material impact on our results of operations. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2011 and 2010, we had $2.1 million and $2.5 million recorded as allowances for doubtful accounts. Estimating our allowance for doubtful accounts is a critical accounting estimate, as it involves complex judgments about our customers' ability to pay. In determining the amount of the reserve, we consider our historical level of credit losses, customer concentrations, current economic trends, and changes in customer creditworthiness. Our sales are principally to customers in the building products industry located in the United States and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2011, our top ten customers represented approximately 27% of sales. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At both December 31, 2011 and 2010, the receivables from a single customer accounted for approximately 14% of total receivables. No other customer accounted for 10% or more of total receivables.

The significant decline in new residential construction in the U.S. and disruptions in the capital markets have affected the ability of our customers and our customers' customers to fund their operations, which makes it difficult for us to estimate future credit losses. Our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Income (Loss) in the period we make such a determination.

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2011, we had $12.2 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $6.6 million was recorded in our Wood Products segment. At December 31, 2011, the net carrying amount of intangible assets with indefinite lives, which represent our trade names and trademarks, was $8.9 million.

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We test goodwill and indefinite-lived intangible assets in each of our reporting units for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. In conducting our goodwill impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting weighted average cost of capital for a potential market participant. For our intangible asset impairment testing, we use a discounted cash flow approach, based on a relief from royalty method. This method assumes that through ownership of trademarks and trade names, we avoid royalty expense associated with licensing, resulting in cost savings. An estimated royalty rate, determined as a percentage of net sales, is used to estimate the value of the intangible assets. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of the fair value of our reporting units. The following assumptions are key to our estimates of fair value:

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

Based on the results of the first step of the goodwill impairment test, we determined that the fair value of each of our reporting units substantially exceeded their carrying amounts and, therefore, no goodwill impairment existed. As a result, the second step of the goodwill impairment test was not required to be completed. In addition, based on the impairment tests of our intangible assets with indefinite lives, we determined that the fair value of our intangible assets exceeds their carrying value.

New and Recently Adopted Accounting Standards

For information related to new and recently adopted accounting standards, see "New and Recently Adopted Accounting Standards" in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the captions "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Holdings, L.L.C. Consolidated Statements of Income (Loss)

	Year Ended December 31
	2011	2010	2009
	(thousands)
Sales
Trade	$2,229,325	$2,215,332	$1,935,353
Related parties	18,763	25,259	37,897
	2,248,088	2,240,591	1,973,250

Costs and expenses
Materials, labor, and other operating expenses	1,952,619	1,947,362	1,757,068
Materials, labor, and other operating expenses from related parties	40,058	33,613	29,915
Depreciation and amortization	37,022	34,899	40,874
Selling and distribution expenses	204,998	202,464	190,431
General and administrative expenses	37,243	38,464	27,401
General and administrative expenses from related party	—	1,576	10,169
Other (income) expense, net	3,195	(4,624)	842
	2,275,135	2,253,754	2,056,700

Loss from operations	(27,047)	(13,163)	(83,450)

Equity in net income of affiliate	—	1,889	79,729
Gain on sale of shares of equity affiliate	—	25,308	42,752
Impairment of investment in equity affiliate	—	—	(43,039)
Foreign exchange gain (loss)	(497)	352	1,025
Change in fair value of contingent value rights	—	—	194
Gain on repurchase of long-term debt	—	28	6,026
Interest expense	(18,987)	(21,005)	(22,520)
Interest income	407	790	886
	(19,077)	7,362	65,053

Loss before income taxes	(46,124)	(5,801)	(18,397)
Income tax provision	(240)	(300)	(660)
Net loss	$(46,364)	$(6,101)	$(19,057)

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets

	December 31
	2011	2010
	(thousands)
ASSETS
Current
Cash and cash equivalents	$182,459	$264,606
Receivables
Trade, less allowances of $2,142 and $2,492	118,901	102,906
Related parties	1,236	297
Other	3,796	4,571
Inventories	283,978	261,202
Prepaid expenses and other	4,864	3,808
	595,234	637,390

Property
Property and equipment, net	266,456	273,569
Timber deposits	8,327	10,588
	274,783	284,157

Deferred financing costs	4,962	3,626
Goodwill	12,170	12,170
Intangible assets, net	8,900	8,906
Other assets	6,786	5,989
Total assets	$902,835	$952,238

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (continued)

	December 31
	2011	2010
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$116,758	$112,414
Related parties	1,142	394
Accrued liabilities
Compensation and benefits	32,267	39,827
Interest payable	3,326	3,291
Other	24,486	22,530
	177,979	178,456

Debt
Long-term debt	219,560	219,560

Other
Compensation and benefits	200,248	121,709
Other long-term liabilities	13,676	14,116
	213,924	135,825

Redeemable equity units
Series B equity units — 2,522 units and 2,736 units outstanding	2,522	2,736
Series C equity units — 13,715 units and 14,425 units outstanding	6,227	6,563
	8,749	9,299

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000 units authorized and outstanding	104,008	96,162
Series B equity units — no par value; 550,000 units authorized; 532,802 units and 532,588 units outstanding, respectively	178,615	312,936
Series C equity units — no par value; 44,000 units authorized; 12,690 units and 11,980 units outstanding, respectively	—	—
Total capital	282,623	409,098
Total liabilities and capital	$902,835	$952,238

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Statements of Cash Flows

	Year Ended December 31
	2011	2010	2009
	(thousands)
Cash provided by (used for) operations
Net loss	$(46,364)	$(6,101)	$(19,057)
Items in net loss not using (providing) cash
Equity in net income of affiliate	—	(1,889)	(79,729)
Gain on sale of shares of equity affiliate	—	(25,308)	(42,752)
Impairment of investment in equity affiliate	—	—	43,039
Depreciation and amortization of deferred financing costs and other	39,232	37,674	43,679
Pension expense	11,368	7,449	12,315
Management equity units expense	—	1,625	2,736
Gain on repurchase of long-term debt	—	(28)	(6,026)
Other	2,220	(343)	728
Decrease (increase) in working capital, net of acquisitions
Receivables	(15,675)	(6,338)	(17,250)
Inventories	(20,899)	(28,428)	47,086
Prepaid expenses and other	(72)	(300)	(569)
Accounts payable and accrued liabilities	1,878	32,419	11,441
Pension contributions	(13,621)	(3,873)	(28,385)
Other	(1,049)	3,727	(2,480)
Net cash provided by (used for) operations	(42,982)	10,286	(35,224)

Cash provided by (used for) investment
Expenditures for property and equipment	(33,537)	(35,751)	(16,806)
Acquisitions of businesses and facilities	(5,782)	—	(4,598)
Proceeds from sales of assets	3,126	1,254	467
Proceeds from sale of shares of equity affiliate, net	—	86,123	83,172
Other	(424)	(956)	637
Net cash provided by (used for) investment	(36,617)	50,670	62,872

Cash provided by (used for) financing
Credit facility financing costs	(2,548)	—	—
Issuances of long-term debt	—	45,000	60,000
Payments of long-term debt	—	(128,451)	(65,627)
Tax distributions to members	—	—	(10,705)
Repurchase of management equity units	—	—	(18)
Net cash used for financing	(2,548)	(83,451)	(16,350)

Net increase (decrease) in cash and cash equivalents	(82,147)	(22,495)	11,298

Balance at beginning of the period	264,606	287,101	275,803

Balance at end of the period	$182,459	$264,606	$287,101

See accompanying notes to consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Statements of Capital

	Series A Equity Units		Series B Equity Units		Series C Equity Units		Total Capital
	Units	Amount	Units	Amount	Units	Amount
	(thousands)
Balance at December 31, 2008	66,000	$81,967	532,415	$268,391	11,183	$—	$350,358

Net loss (a)	—	—	—	(19,057)	—	—	(19,057)
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	43,902	—	—	43,902
Equity in other comprehensive income of equity affiliate	—	—	—	5,201	—	—	5,201
Impairment of investment in equity affiliate	—	—	—	40,824	—	—	40,824
Paid-in-kind dividend	—	6,707	—	(6,707)	—	—	—
Tax distributions, net	—	234	—	91	—	—	325
Allocation of redeemable equity units to Capital	—	—	144	340	769	—	340
Other	—	—	—	359	—	—	359
Balance at December 31, 2009	66,000	88,908	532,559	333,344	11,952	—	422,252

Net loss (a)	—	—	—	(6,101)	—	—	(6,101)
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	(3,293)	—	—	(3,293)
Equity in other comprehensive loss of equity affiliate	—	—	—	(4,041)	—	—	(4,041)
Paid-in-kind dividend	—	7,254	—	(7,254)	—	—	—
Other	—	—	29	281	28	—	281
Balance at December 31, 2010 (c)	66,000	96,162	532,588	312,936	11,980	—	409,098

Net loss (a)	—	—	—	(46,364)	—	—	(46,364)
Other comprehensive income (loss), net of tax (a) (b)
Unfunded accumulated benefit obligation	—	—	—	(80,650)	—	—	(80,650)
Paid-in-kind dividend	—	7,846	—	(7,846)	—	—	—
Allocation of redeemable equity units to Capital	—	—	214	550	710	—	550
Other	—	—	—	(11)	—	—	(11)
Balance at December 31, 2011 (c)	66,000	$104,008	532,802	$178,615	12,690	$—	$282,623
__________________________________

(a)	Total comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009, was $(127.0) million, $(13.4) million, and $70.9 million, respectively.

(b)	Total other comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009, was $(80.7) million, $(7.3) million, and $89.9 million, respectively.

(c)	Accumulated other comprehensive loss at December 31, 2011 and 2010, was $120.8 million and $40.2 million, respectively.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

Nature of Operations

Boise Cascade Holdings, L.L.C., is a privately held building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). As used in these consolidated financial statements, the terms "BC Holdings," "we," and "our" refer to Boise Cascade Holdings, L.L.C., and its consolidated subsidiaries. Boise Cascade, L.L.C., our wholly owned direct subsidiary, is a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products (EWP) and plywood in North America.

We operate our business using three reportable segments: (1) Building Materials Distribution, which is a wholesale distributor of building materials, (2) Wood Products, which manufactures and sells EWP, plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 15, Segment Information.

The following sets forth our corporate structure and equity ownership at December 31, 2011 (based on voting power):
Basis of Presentation and Comparability of Data

In connection with the sale of our Paper and Packaging & Newsprint assets in 2008, we received both cash and securities. As a result of receiving stock in Boise Inc., we had a significant indirect financial interest in the results of the sold businesses, and the equity interest we owned in Boise Inc. after the sale represented a significant continuing involvement. In March 2010, we sold our remaining investment in Boise Inc. (see Note 3, Investment in Equity Affiliate, for more information) and discontinued the equity method of accounting. Also, because of the disposition, Boise Inc. is no longer a related party. The related-party activity with Boise Inc. included in the Consolidated Financial Statements includes only those sales and costs and expenses transacted prior to March 2010, when Boise Inc. was a related party. As a result, beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) (discussed in Note 5, Transactions With Related Parties) represent the only remaining significant related-party activity recorded in our consolidated financial statements.

2.                                      Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of BC Holdings and its subsidiaries. Intercompany balances and transactions have been eliminated.

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

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (fob) shipping point. For sales transactions designated fob destination, revenue is recorded when the product is delivered to the customer's delivery site. Fees for shipping and handling charged to customers for sales transactions are included in "Sales." For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses." For our Building Materials Distribution segment, costs related to shipping and handling of $79.9 million, $77.9 million, and $73.8 million are included in "Selling and distribution expenses" for the years ended December 31, 2011, 2010, and 2009, respectively.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. At December 31, 2011 and 2010, the majority of our cash and cash equivalents were invested in money market funds that are broadly diversified and invest in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2011 and 2010, we had $2.1 million and $2.5 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve, we consider our historical level of credit losses, customer concentrations, current economic trends, and changes in customer creditworthiness. Our sales are principally to customers in the building products industry located in the United States and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2011, our top ten customers represented approximately 27% of sales. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At both December 31, 2011 and 2010, the receivables from a single customer accounted for approximately 14% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

The significant decline in new residential construction in the U.S. and disruptions in the capital markets have affected the ability of our customers and our customers' customers to fund their operations, which makes it difficult for us to estimate future credit losses. Our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Income (Loss) in the period we make such a determination.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy under U.S. generally accepted accounting principles (GAAP) gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices and third-party valuations utilizing underlying asset assumptions (Level 3).

As of December 31, 2011 and 2010, we held $164.6 million and $247.4 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. See Note 12, Retirement and Benefit Plans, for the fair value measurements of our defined benefit plans' assets.

Financial Instruments

Our financial instruments are cash, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. Our debt is predominately fixed-rate. At December 31, 2011, the book value of our fixed-rate debt was $219.6 million, and the fair value was estimated to be $218.1 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt.

We are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. At December 31, 2011 and 2010, we had no derivative instruments.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2011 and 2010, we had $2.8 million and $3.1 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales, Trade." At December 31, 2011 and 2010, we had $15.6 million and $13.3 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the first-in, first-out (FIFO) method of inventory valuation or average cost, which approximates the FIFO method. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include costs to harvest and deliver the timber.

Inventories include the following:

	December 31, 2011	December 31, 2010
	(thousands)
Finished goods and work in process	$223,605	$210,547
Logs	41,243	33,816
Other raw materials and supplies	19,130	16,839
	$283,978	$261,202

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2011, 2010, and 2009, we did not capitalize any interest. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2011	December 31, 2010	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$35,469	$36,795	N/A
Buildings and improvements	117,155	112,952	10-40
Machinery and equipment	328,282	296,866	3-20
Construction in progress	5,812	17,523	N/A
	486,718	464,136
Less accumulated depreciation	(220,262)	(190,567)	N/A
	$266,456	$273,569

Timber Deposits

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2011, our total obligation for log and fiber purchases under contracts with third parties was approximately $230 million based on fixed contract pricing or first quarter 2012 pricing for variable contracts. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

Long-Lived Asset Impairment

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value.

Goodwill

We maintain two reporting units for purposes of our goodwill impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information. We test the goodwill in each of our reporting units for impairment annually and when events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We completed our annual assessment in fourth quarter 2011 and determined that there was no impairment. See Note 9, Goodwill and Intangible Assets, for additional information.

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

At December 31, 2011 and 2010, we had $0.2 million and $0.4 million, respectively, of asset retirement obligations recorded in "Other, Other long-term liabilities" on our Consolidated Balance Sheets. At December 31, 2011, these liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Pension and Other Postretirement Benefits

We record pension and postretirement net periodic benefit costs and liabilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 715, Compensation — Retirement Benefits. Several estimates and assumptions are required to record these costs and liabilities, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement and mortality rates, expected contributions, and other factors. We review and update these assumptions annually unless a plan curtailment or other event occurs requiring that we update the estimates on an interim basis. See Note 12, Retirement and Benefit Plans, for additional information related to our pension and other postretirement benefit plans. While we believe that the assumptions used to measure our pension and other postretirement obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and other postretirement obligations and future expense.

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $4.6 million and $3.5 million of deferred software costs at December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010, and 2009, amortization of deferred software costs was $1.0 million, $0.8 million, and $0.6 million, respectively.

Taxes Collected

We present taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Income (Loss).

Labor Concentration and Unions

As of December 31, 2011, we had approximately 4,280 employees. Approximately 32% of these employees work pursuant to collective bargaining agreements. As of December 31, 2011, we had ten collective bargaining agreements, of which five, representing 627 employees, are up for renewal in 2012 and one agreement, covering 99 employees at our AllJoist facility in Canada, expired on December 31, 2011. We are continuing to work under the expired contract, pending negotiations.

Self-insurance

We are self-insured for certain losses related to workers' compensation and medical claims as well as general and auto liability. The expected ultimate cost for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts, with the exception of medical claims, which are fully retained by us. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2011 and 2010, self-insurance related liabilities of $5.9 million and $5.6 million were classified within "Accrued liabilities, Compensation and benefits," $1.7 million and $1.5 million were classified within "Accrued liabilities, Other," and $9.7 million and $9.9 million were classified within "Other long-term liabilities" on our Consolidated Balance Sheet, respectively.

New and Recently Adopted Accounting Standards

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan, which increases the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits. The objective is to enhance transparency about significant multiemployer plans in which an employer participates, the level of the employer's participation in those plans, the financial health of the plans, and the nature of the employer's commitments to the plans. ASU 2011-09 was effective for us as of December 31, 2011, but the adoption of this guidance did not have a material impact on our consolidated financial statements and associated disclosures.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of equity, among other amendments. Instead, the company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. On December 23, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain provisions of ASU 2011-05. One of ASU 2011-05's provisions required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). Accordingly, this requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The effective date of ASU 2011-12 is the same as that for the unaffected provisions of ASU 2011-05 (i.e., those related to the requirement to report the components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements). ASU 2011-05 will be effective retrospectively for annual and interim periods beginning after December 15, 2011. The adoption of this guidance will result in a change to our current presentation of comprehensive income but will not have an impact on our financial position and results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).

This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for entities that disclose the fair value of an asset, a liability, or an instrument classified in shareholders' equity in their consolidated financial statements as that provided in the International Accounting Standards Board's new IFRS 13, Fair Value Measurement. This ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under GAAP. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that results from applying the ASU to quantify the total effect, if practicable. We do not believe the adoption of this guidance will have a material impact on our financial statement disclosures.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Reclassifications

Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the current year's presentation, none of which were considered material.

3.                                      Investment in Equity Affiliate

In connection with the sale of our Paper and Packaging & Newsprint assets in February 2008, we received 37.9 million shares, or 49%, of Boise Inc.'s common stock. The ownership interest provided us with the ability to exercise significant influence; accordingly, we accounted for our investment under the equity method of accounting. We adjusted the amount of our investment monthly for our proportionate share of Boise Inc.'s net income or loss and our share of other comprehensive income or loss based on the most recently available financial statements. Our ownership interest, and consequently, our proportionate share of Boise Inc.'s net income or loss, changed when we or Boise Inc. engaged in transactions of Boise Inc. common stock with third parties. In 2009, we sold approximately half of our investment in Boise Inc., decreasing our ownership position to 18.3 million shares, or 23.5%, at December 31, 2009. In first quarter 2010, we sold our remaining shares of Boise Inc. and, as a result, discontinued the equity method of accounting.

In 2010 and 2009, we recorded $27.2 million and $79.4 million of income, net, related to our investment in Boise Inc. in our Consolidated Statements of Income (Loss), as follows:

	Year Ended December 31
	2010	2009
	(thousands)
Equity in net income of Boise Inc. (a)	$73	$59,370
Amortization of basis differential (b)	1,816	21,384
Loss on shares issued for settlement of CVR liability (c)	—	(1,025)
Equity in net income of affiliate	1,889	79,729
Gain on sale of shares of equity affiliate (d)	25,308	42,752
Impairment of investment in equity affiliate (e)	—	(43,039)
Total	$27,197	$79,442
_______________________________________

(a)  Equity in net income (loss) of Boise Inc.

In 2009, "Equity in net income of affiliate" included approximately $50 million of income, net of expenses and taxes, for refundable tax credits arising from Boise Inc.'s use of alternative fuels, partially offset by approximately $15 million of expenses, net of tax benefits, related to Boise Inc.'s extinguishment of debt in 2009. The provision in the U.S. Internal Revenue Code allowing for the alternative fuel tax credits expired on December 31, 2009. The year ended December 31, 2010, included only two months of equity in net income of Boise Inc. because of the sale of our remaining investment in Boise Inc. in early March 2010.

(b) Amortization of Basis Differential

At December 31, 2009, the carrying value of our investment in Boise Inc. was approximately $103.9 million less than our share of Boise Inc.'s underlying equity in net assets. The difference was due to write-downs of our investment in Boise Inc. We amortized the difference to income on a straight-line basis over the weighted average useful life of Boise Inc.'s assets. The amortization of the basis differential resulted in our recognizing $1.8 million and $21.4 million of income in "Equity in net income (loss) of affiliate" in our Consolidated Statements of Income (Loss) for the years ended December 31, 2010 and 2009, respectively.

(c) Loss on Shares Issued for CVR Settlement

In 2009, we settled our obligation related to the contingent value rights (CVRs) we issued to holders of Boise Inc. common stock. In connection with the settlement, we transferred ownership of 0.8 million Boise Inc. shares and recorded a $1.0 million loss in "Equity in net income (loss) of affiliate" in our Consolidated Statement of Income (Loss) for the difference between the market price on the date we settled our obligation with the shares and the carrying amount of the shares recorded on our Consolidated Balance Sheet.

(d) Gain on Sale of Shares of Equity Affiliate

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

(e) Impairment of Investment in Equity Affiliate

On March 31, 2009, we compared the fair value of the Boise Inc. stock price ($0.61 per share) with the carrying value of our investment ($1.77 per share) and concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. We made the other-than-temporary-impairment determination based primarily on the length of time and extent to which the fair value of our investment had been trading below its carrying value. As of March 31, 2009, Boise Inc.'s stock had traded below our carrying value since we wrote the investment down in September 2008. Accordingly, we recorded a $43.0 million impairment charge for the year ended December 31, 2009, in "Impairment of investment in equity affiliate" in our Consolidated Statements of Income (Loss).

4.                                      Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource transactional services. The agreement, as extended, expires on February 22, 2014. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement, including both related party and nonrelated party, were $14.7 million, $14.4 million, and $14.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. The majority of these expenses are recorded in "General and administrative expenses" in our Consolidated Statements of Income (Loss) or "General and administrative expenses from related party" for the period Boise Inc. was a related party. See Note 5, Transactions With Related Parties, for more information.

5.                                      Transactions With Related Parties

In early March 2010, we sold our remaining investment in Boise Inc. (see Note 3, Investment in Equity Affiliate, for more information), and because of the disposition, Boise Inc. is no longer a related party. The 2010 related-party activity with Boise Inc. in the consolidated financial statements includes only those sales and costs and expenses transacted prior to March 2010, when Boise Inc. was a related party. Beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) represent the only significant related-party activity recorded in our consolidated financial statements. LTP is an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade, L.L.C. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly affect the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Income (Loss) were $18.8 million, $20.4 million, and $16.4 million during the years ended December 31, 2011, 2010, and 2009 respectively. We also recorded $4.9 million and $21.5 million of related-party sales to Boise Inc. (for the period they were a related party) during the years ended December 31, 2010 and 2009, respectively. These pulpwood and chip sales were made at prices designed to approximate market.

Costs and Expenses

Related-party fiber purchases from LTP were $40.1 million, $33.0 million, and $25.5 million during the years ended December 31, 2011, 2010, and 2009, respectively. During the years ended December 31, 2010 and 2009, we also recorded $0.3 million and $2.3 million, respectively, of related-party expenses for transportation services from Boise Inc. (for the period they were a related party). We purchased the fiber and transportation services at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses from related parties" in our Consolidated Statements of Income (Loss).

During the years ended December 31, 2010 and 2009, we recorded the following expenses from the Outsourcing Services Agreement as related-party expenses in our Consolidated Statements of Income (Loss). As mentioned above, after we sold our remaining investment in Boise Inc. in March 2010, expenses incurred under the Outsourcing Services Agreement were no longer related-party and are not included in the table below.

	Year Ended December 31
	2010	2009
	(thousands)
Materials, labor, and other operating expenses from related parties	$332	$2,099
Selling and distribution expenses	456	2,670
General and administrative expenses from related party	1,576	10,169
	$2,364	$14,938

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

6.                                      Other (Income) Expense

Other (income) expense includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows:

	Year Ended December 31
	2011	2010	2009
	(thousands)
Facility closure and curtailments (a)	$1,292	$—	$3,184
Litigation settlement (b)	—	(4,613)	—
Changes in pension plans (See Note 12)	—	—	(747)
Other, net (c)	1,903	(11)	(1,595)
	$3,195	$(4,624)	$842
_______________________________________

(a)	In 2011, we permanently closed a laminated beam manufacturing plant in Emmett, Idaho.

In 2009, we closed the lumber manufacturing facility in La Grande, Oregon, and recorded $3.1 million of expense in "Other (income) expense, net," $5.2 million of accelerated depreciation in "Depreciation and amortization," and $0.6 million of expenses in "Materials, labor, and other operating expenses" in our Consolidated Statement of Income (Loss).

(b)	In 2010, we recorded $4.6 million of income for cash received from a litigation settlement related to vendor product pricing.

(c)	In 2011, we recorded noncash asset write-downs of $2.0 million.

7.    Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options ranging from two to five years, with fixed payment terms similar to those in the original lease agreements.

For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $14.5 million, $14.2 million, and $13.1 million for the years ended December 31, 2011, 2010, and 2009. Sublease rental income was not material in any of the periods presented.

As of December 31, 2011, our minimum lease payment requirements for noncancelable operating leases with remaining terms of more than one year are as follows (in thousands):

2012	$12,086
2013	11,703
2014	10,980
2015	10,294
2016	8,441
Thereafter	41,444
Total	$94,948

These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income expected to be received in the future is not material.

8.    Income Taxes

Tax Distributions

We are a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. The income taxes with respect to these operations are payable by our equity holders in accordance with their respective ownership percentages. We make cash distributions to permit the members of BC Holdings and affiliates to pay these taxes. In 2011 and 2010, we did not make any cash tax distributions. For the year ended December 31, 2009, we made $10.7 million of cash distributions, of which $8.1 million was paid to Forest Products Holdings, L.L.C. (FPH). During 2009, FPH in turn paid $5.2 million to Madison Dearborn Partners (MDP), our equity sponsor, and $2.9 million to management investors. During 2009, we also paid $2.6 million to OfficeMax to fund their tax obligations related to their investments in us. Both our senior credit facilities and the indenture governing our senior subordinated notes permit these distributions.

Income Tax (Provision) Benefit

Our income tax provision generally consists of income taxes payable to states that do not allow for the income tax liability to be passed through to our equity holders, as well as income taxes payable by our separate subsidiaries that are taxed as corporations. For the years ended December 31, 2011, 2010, and 2009, income tax expense was $0.2 million, $0.3 million, and $0.7 million, respectively.

At December 31, 2011 and 2010, our tax basis was $167.5 million and $84.9 million, respectively, higher than the reported amount of net assets recorded on our Consolidated Balance Sheets. In 2011 and 2010, the difference related primarily to changes in pension obligations.

Boise Cascade Wood Products Holdings Corp., a wholly owned, fully consolidated operating entity, has an investment in foreign subsidiaries. At December 31, 2011 and 2010, the foreign subsidiaries had $13.6 million and $17.9 million, respectively, of deferred tax assets. The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance. In addition, at both December 31, 2011 and 2010, Boise Cascade Wood Products Holdings Corp. had $16.0 million of deferred tax assets related to the capital loss carryforward from the sale of our subsidiaries in Brazil and the United Kingdom. The capital loss carryforward was fully offset by a valuation allowance, because it is more likely than not that we will not be able to utilize the capital loss carryforward before it expires in 2013.

In 2011, 2010, and 2009, we paid $0.3 million, $0.2 million, and $0.4 million, respectively, of income taxes, net of other refunds received.

Income Tax Uncertainties

BC Holdings, or one of our subsidiaries, files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, California, Idaho, Oregon, Texas, and Washington. We are subject to tax examinations from 2008 to present.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. In third quarter 2007, the Canadian Revenue Agency began an audit of Boise AllJoist for tax years 2005 and 2006, which is now closed. At December 31, 2009, we increased the amount of our unrecognized tax benefit by $5.8 million as a result of uncertainty surrounding this audit. We charged the $5.8 million of unrecognized tax benefits to income tax expense, with an offsetting adjustment to the valuation allowances on deferred tax assets related to Boise AllJoist's net operating losses. As a result, the net impact on the 2009 Consolidated Statement of Income (Loss) was zero. The audit was closed in 2010 with no additional changes, and because of sufficient net operating loss carryforwards from prior years, no cash payments were required. After closing the audit, we have no unrecognized tax benefits recorded on our Consolidated Balance Sheet, and we do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31
	2010	2009
	(thousands)
Unrecognized tax benefits, beginning of year	$5,792	$—
Gross increases related to prior-period tax positions	—	5,792
Settlements	(5,792)	—
Unrecognized tax benefits, end of year	$—	$5,792

For the years ended December 31, 2011, 2010, and 2009, we recognized an insignificant amount of interest and penalties related to taxes.

9.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired.

We test goodwill and intangible assets with indefinite lives for impairment when events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we test for impairment annually in the fourth quarter of each year using a discounted cash flow approach. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information. We completed our annual assessment in fourth quarter 2011 and determined there was no impairment. In conducting our impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows, discounted to present value using a discount rate reflecting market participant assumptions with respect to capital structure and access to capital markets.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Corporate and Other	Total
	(thousands)
Balance at December 31, 2011 and 2010	$5,593	$6,577	$—	$12,170

At December 31, 2011 and 2010, intangible assets represent the values assigned to trade names and trademarks and a noncompete agreement. The trade names and trademarks have indefinite lives and are not amortized. The noncompete agreement was amortized over two years.

Intangible assets consisted of the following:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Noncompete agreement	25	(25)	—
	$8,925	$(25)	$8,900

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Noncompete agreement	25	(19)	6
	$8,925	$(19)	$8,906

10.	Debt

At December 31, 2011 and 2010, our long-term debt consisted of the following:

	December 31, 2011	December 31, 2010
	(thousands)
Asset-based revolving credit facilities	$—	$—
7.125% senior subordinated notes	219,560	219,560
Total long-term debt	$219,560	$219,560

Asset-Based Revolving Credit Facilities

On July 13, 2011, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into a new $250 million senior secured asset-based revolving credit facility (New Revolving Credit Facility) with Wells Fargo Capital Finance, L.L.C., as agent, and the banks named therein as lenders. The New Revolving Credit Facility replaced our previous senior secured asset-based revolving credit facility with Bank of America (Prior Revolving Credit Facility) discussed below. Borrowings under the New Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding borrowings and letters of credit (Availability). No borrowings were made under the New Revolving Credit Facility upon its effectiveness other than the transfer of approximately $14 million of letters of credit from the Prior Revolving Credit Facility.

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

Interest rates under the New Revolving Credit Facility are based, at the company's election, on either the London Interbank Offered Rate (LIBOR) or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for loans based on LIBOR and from 0.75% to 1.25% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a 0.15% fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, the company is required to pay an unused commitment fee of 0.50% per annum of the average unused portion of the lending commitments. If we have utilized more than 40% of the commitments, the unused commitment fee percentage reduces to 0.375%.

The New Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The New Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below the greater of $31.25 million or 12.5% of the aggregate lending commitments. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the New Revolving Credit Facility, and Availability at December 31, 2011, was $173.1 million. At December 31, 2011, our aggregate liquidity from unrestricted cash and cash equivalents and unused borrowing capacity (net of the Availability threshold amount for testing of the FCCR) under the New Revolving Credit Facility totaled $324.3 million.

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

At December 31, 2011 and 2010, we had no borrowings outstanding under the credit facilities and approximately $11.3 million and $13.8 million, respectively, of letters of credit outstanding. These letters of credit reduced our borrowing capacity under the credit facilities by an equivalent amount. The minimum and maximum borrowings under the credit facilities were both zero during the year ended December 31, 2011.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400.0 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture governing the notes (Indenture). If we sell specific assets or experience specific kinds of changes in control, we may be required to purchase the notes. With the proceeds from the sale of our Paper and Packaging & Newsprint assets, we repurchased $160.0 million of the notes at par in April 2008. In 2010, we repurchased $8.6 million of senior subordinated notes and recorded an insignificant gain. In 2009, we repurchased $11.9 million of senior subordinated notes and recorded a $6.0 million gain in "Gain on repurchase of long-term debt" in our Consolidated Statement of Income (Loss).

Cash Paid for Interest

For the years ended December 31, 2011, 2010, and 2009, cash payments for interest, net of interest capitalized, were $16.7 million, $18.6 million, and $20.0 million, respectively.

11.    Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. In 2011, 2010, and 2009, we did not use derivative instruments.

Interest Rate Risk

When we have loan amounts outstanding on our New Revolving Credit Facility, we are exposed to interest rate risk arising from fluctuations in interest rates. In 2011, 2010, and 2009, we did not use any interest rate swap contracts to manage this risk.

Foreign Currency Risk

We have sales in countries outside the United States. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant. In 2011, 2010, and 2009, we did not use any foreign currency hedges to manage this risk.

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control. In 2011, 2010, and 2009, we did not manage commodity price risk with derivative instruments.

12.                               Retirement and Benefit Plans

Our retirement plans consist of noncontributory defined benefit pension plans, including supplemental nonqualified pension plans for certain salaried employees, contributory defined contribution savings plans, a deferred compensation plan, and postretirement benefit plans.

Defined Benefit Plans

Some of our employees are covered by noncontributory defined benefit pension plans. On November 9, 2011, we amended our defined benefit pension plan for hourly employees of Plan B (Plan B) to freeze Plan B so that no future benefits accrue after December 31, 2011. The benefit for hourly employees is generally based on a fixed amount per year of service (years of service for Plan B participants to be determined as of December 31, 2011). In connection with this amendment, we recognized a $0.1 million noncash curtailment loss during the year ended December 31, 2011.

On March 18, 2009, we amended our defined benefit plan for salaried employees (Salaried Plan) to freeze the Salaried Plan so that no future benefits accrue after December 31, 2009. The amendment also froze benefits in our nonqualified salaried pension plans. When frozen, the pension benefit for salaried employees was based primarily on the employees' years of service and highest five-year average compensation (years of service and compensation for active employees to be determined as of December 31, 2009). In connection with this amendment, we recognized a net $0.7 million noncash curtailment gain related to our nonqualified salaried pension plans. We recorded the gain in "Other (income) expense, net" in our Consolidated Statement of Income (Loss) for the year ended December 31, 2009. The curtailment gain associated with the amendment to the Salaried Plan was applied to unrecognized losses in the plan, resulting in no immediate gain recognition related to the Salaried Plan freeze.

As a result of the plan amendments noted above, only certain hourly employees continue to accrue benefits after December 31, 2011. Also, in connection with the Plan B amendment, Plan B was merged into the Salaried Plan to simplify administration of the plans, effective January 1, 2012.

Defined Contribution Plans

We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. For the period of January 1, 2009, through March 31, 2009, we matched 70% of the first 6% of eligible compensation that a salaried participant contributed to the plan. Due to poor business conditions, we suspended the company match for salaried employees for the period of April 1, 2009, through February 28, 2010. However, certain salaried employees not participating in our defined benefit plans also received a discretionary match equal to 30% of the first 6% of eligible compensation that the salaried participant contributed to the plan for the twelve months ended December 31, 2009. Since March 1, 2010, we have contributed 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, for the years that certain performance targets are met, we will contribute an additional amount that will range from zero to 4% of the employee's eligible compensation, depending on the employee's years of service. The company contributions for hourly employees vary by location. Company contributions to our defined contribution savings plans for the years ended December 31, 2011, 2010, and 2009, were $7.7 million, $6.7 million, and $3.5 million, respectively.

Deferred Compensation Plan

We sponsor a deferred compensation plan. In 2008, Congress passed tax legislation that required participants in our deferred compensation plan to recognize income (and therefore be taxed) on their deferrals of income earned in 2009 and beyond and earnings thereon. We amended the plan to require distribution before year-end 2009 of all deferrals to, and earnings of, the plan that were taxable under the new legislation. As a result, we distributed $1.1 million of deferrals and related earnings to participants in 2009. Deferrals, company match, and interest on contributions made to the plan on or before December 31, 2008, were not affected by the changes. As long as contributions to the plan are taxable under the new legislation, there will be no future contributions to the deferred compensation plan, but participant account balances remaining after the distributions will continue to accrue earnings in accordance with the terms of the plan.

The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. For the years ended December 31, 2011, 2010, and 2009, we recognized $0.7 million, $0.8 million, and $0.9 million, respectively, of interest expense related to the plan. At December 31, 2011 and 2010, we had $11.4 million and $11.5 million, respectively, of liabilities related to the plan, of which $1.0 million and $0.7 million, respectively, were recorded in "Accrued liabilities, Compensation and benefits" and $10.4 million and $10.8 million, respectively, were recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

Postretirement Benefit Plans

Certain executives participate in our Supplemental Life Plan, which provides them with an insured death benefit during their employment with us. The plan provides the officer with a target death benefit equal to two times his or her base salary while employed and a target postretirement death benefit equal to one times his or her final base salary, in each case less any amount payable under our group term life insurance policy. At December 31, 2011 and 2010, our benefit obligation related to the Supplemental Life Plan was $0.1 million and $0.2 million, respectively.

We participate in a multiemployer health and welfare plan that covers medical, dental, and life insurance benefits for certain active employees as well as benefits for retired employees. As of December 31, 2011, approximately 610 of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we are required to contribute $5.50 per hour per active employee. The administrator of the plan determines the allocation of benefits between active and retired employees.

Defined Benefit Obligations and Funded Status

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

	December 31
	2011	2010
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$391,485	$352,335
Service cost	5,112	4,931
Interest cost	20,484	20,258
Actuarial loss (a)	67,121	25,743
Special termination benefits	503	—
Closure and curtailments	224	—
Benefits paid	(14,825)	(11,782)
Benefit obligation at end of year	470,104	391,485

Change in plan assets
Fair value of plan assets at beginning of year	281,972	249,712
Actual return on plan assets	1,427	40,169
Employer contributions	13,621	3,873
Benefits paid	(14,825)	(11,782)
Fair value of plan assets at end of year	282,195	281,972

Underfunded status	$(187,909)	$(109,513)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(759)	$(858)
Noncurrent liabilities	(187,150)	(108,655)
Net liability	$(187,909)	$(109,513)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$120,125	$39,223
Prior service cost	720	972
Net amount recognized	$120,845	$40,195
___________________________________

(a)	The actuarial losses were primarily due to decreases in discount rate assumptions.

The accumulated benefit obligation for all defined benefit pension plans was $470.1 million and $391.5 million at December 31, 2011 and 2010, respectively. All of our defined benefit pension plans have accumulated benefit obligations that exceed the fair value of plan assets.

Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows:

	Year Ended December 31
	2011	2010	2009
	(thousands)
Service cost	$5,112	$4,931	$9,688
Interest cost	20,484	20,258	19,923
Expected return on plan assets	(17,910)	(18,474)	(18,553)
Amortization of actuarial (gain) loss	2,703	556	(388)
Amortization of prior service costs and other	175	178	181
Plan settlement/curtailment expense	804	—	1,464
Net periodic benefit cost	11,368	7,449	12,315
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net (gain) loss	83,528	4,048	(44,226)
Prior service cost	—	—	70
Amortization of actuarial gain (loss)	(2,703)	(556)	388
Amortization of prior service cost and other	(175)	(178)	(181)
Total recognized in other comprehensive (income) loss	80,650	3,314	(43,949)
Total recognized in net periodic cost (benefit) and other comprehensive (income) loss	$92,018	$10,763	$(31,634)

In 2012, we estimate net periodic pension expense will be approximately $13 million. We estimate the 2012 net periodic pension expense will include $8.1 million of net loss and $0.2 million of prior service cost that will be amortized from accumulated other comprehensive loss.

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future contributions. The following table presents the assumptions used in the measurement of our benefit obligations:

	December 31
	2011	2010
Weighted average assumptions
Discount rate	4.20%	5.35%
Rate of compensation increases (b)	—	—

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	December 31
	2011	2010	2009
Weighted average assumptions
Discount rate (a)	5.35%	5.90%	6.90%
Expected long-term rate of return on plan assets	7.00%	7.25%	7.25%
Rate of compensation increases (b)	—	—	—
_______________________________________

(a)
We used a 6.1% discount rate to calculate 2009 pension expense. On March 18, 2009, the salaried and nonqualified benefit plans were amended so that no future benefits would accrue after December 31, 2009. In connection with the amendment, we remeasured pension expense for the amended plans for the period of March 18, 2009, through December 31, 2009, using a 6.9% discount rate.

We continued to recognize expense for the plans that were not amended using the 6.1% discount rate.

(b)
In connection with amending the salaried and nonqualified plans on March 18, 2009, to freeze pension benefits effective December 31, 2009, we changed the assumption for the rate of compensation increase to zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service in the active plan covering our hourly employees.

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled based on the measurement date of the plans — December 31. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-graded corporate bonds.

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, hedge funds, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. The weighted average expected return on plan assets we will use in our calculation of 2012 net periodic benefit cost is 6.75%.

Rate of Compensation Increases. Generally, this assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation. For more information, see footnote (b) to the table above.

Investment Policies and Strategies

At December 31, 2011, 61% of our pension plan assets were invested in equity securities, 29% in fixed-income securities, 5% in hedge funds, and 5% in real estate. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses in order to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. The Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner. At December 31, 2011, our investment policy governing our relationship with Russell allocated 34% to large-capitalization U.S. equity securities, 6% to small- and mid-capitalization U.S. equity securities, 20% to international equity securities, 30% to fixed-income securities, 5% to hedge funds, and 5% to real estate. Our arrangement with Russell allows monthly rebalancing to the policy targets noted above.

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

Fair Value Measurements of Plan Assets

The defined benefit plans hold an interest in the Boise Cascade, L.L.C., Master Trust (Master Trust). The assets in the Master Trust are invested in common and collective trusts that hold several mutual funds invested in U.S. equities, international equities, and fixed-income securities, as well as hedge funds and real estate.

The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2011 and 2010:

	December 31, 2011
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$97,533	$—	$97,533
Small- and mid-cap U.S. equity securities (c)	—	17,302	—	17,302
International equity securities (d)	—	56,578	—	56,578
Fixed-income securities (e)	—	83,899	—	83,899
Hedge fund (g)	—	13,066	—	13,066
Real estate (h)	—	—	13,000	13,000
Total investments at fair value	$—	$268,378	$13,000	281,378
Receivables and accrued expenses, net				817
Fair value of plan assets				$282,195

	December 31, 2010
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$107,033	$—	$107,033
Small- and mid-cap U.S. equity securities (c)	—	20,193	—	20,193
International equity securities (d)	—	45,811	—	45,811
Fixed-income securities (e) (f)	—	108,198	—	108,198
Total investments at fair value	$—	$281,235	$—	281,235
Receivables and accrued expenses, net				737
Fair value of plan assets				$281,972
_______________________________________

(a)
Equity and fixed-income securities represent mutual funds managed by Russell Trust Company. The funds are valued at the net asset value (NAV) provided by Russell Trust Company, the administrator of the funds. The NAV is a practical expedient for fair value and is based on the value of the assets owned by the fund, less liabilities at year-end. While the underlying assets are actively traded on an exchange, the funds are not. We have the ability to redeem these equity and fixed-income securities with a one-day notice.

(b)	Invested in the Russell Equity I Fund. The fund seeks returns that exceed the Russell 1000 Index by investing in large capitalization stocks of the U.S. stock market.

(c)	Invested in the Russell Equity II Fund. The fund seeks returns that exceed the Russell 2500 Index by investing in the small- and mid-capitalization stocks of the U.S. stock market.

(d)
Invested in the Russell International Fund with Active Currency at December 31, 2011 and 2010, which benchmarks against the Morgan Stanley Capital International Europe, Australasia, and Far East (MSCI EAFE) Index and seeks high, long-term returns comparable to the broad international stock market by investing in non-U.S. companies from the developed countries around the world. The funds participate primarily in the stock markets of Europe and the Pacific Rim. The strategy involves selection of stocks within various countries and industries worldwide. In addition, the Russell International Fund with Active Currency places additional emphasis on opportunistically adding value through active investment in foreign currencies.

(e)
At December 31, 2011 and 2010, approximately 100% and 50%, respectively, of the fixed-income securities were in the Russell Multi-Manager Bond Fund. The fund seeks to outperform the Barclays Capital U.S. Aggregate Bond Index over a full market cycle. The fund is designed to provide current income and, as a secondary objective, capital appreciation through a variety of diversified strategies, including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging market bonds.

(f)
At December 31, 2010, approximately 50% of the fixed-income securities were in the Russell Long Duration Fixed Income Fund. The fund seeks to achieve above-average performance (relative to the Barclays Capital U.S. Long Government/Credit Bond Index) by combining manager styles and strategies with different payoffs over various phases of an investment cycle. The fund is designed to provide maximum total return through diversified strategies, including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging market bonds.

(g)
The fund seeks to produce high risk-adjusted returns while targeting a low long-term average correlation to traditional markets. The fund invests internationally in a broad range of instruments, including, but not limited to, equities, currencies, convertible securities, futures, forwards, options, swaps and other derivative products. The fair value of the hedge fund is estimated using the NAV of the investments as a practical expedient for fair value. We have the ability to redeem these investments at NAV within the near term, and they are thus classified within Level 2.

(h)
Real estate investments include those in limited partnerships that invest in various domestic commercial and residential real estate projects. The fair values of real estate assets are typically determined by using income and/or cost approaches or a comparable sales approach, taking into consideration discount and capitalization rates, financial conditions, local market conditions, and the status of the capital markets, and they are thus classified within Level 3. We have the ability to redeem the real estate investments with a 110-calendar-day written notice prior to a quarterly trade date.

The following table sets forth a summary of changes in the fair value of the pension plan's Level 3 assets for the period ended December 31, 2011:

Real Estate
(thousands)
Balance, beginning of year	$—
Purchases	13,000
Unrealized gain	—
Balance, end of year	$13,000

Cash Flows

Our practice is to fund the pension plans in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations. Additional discretionary funding may be provided as deemed appropriate. For the years ended December 31, 2011, 2010, and 2009, we made cash contributions to our pension plans totaling $13.6 million, $3.9 million, and $28.4 million, respectively. We expect to contribute approximately $20 million to our pension plans in 2012.

The following benefit payments are expected to be paid to plan participants. Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the company.

Pension Benefits
(thousands)
2012	$16,554
2013	17,798
2014	19,586
2015	21,391
2016	22,879
Years 2017-2021	134,404

13.    Long-Term Incentive Compensation Plans

Long-Term Incentive Cash Plan

In 2011 and 2010, key managers participated in a long-term incentive plan (LTIP) that pays awards in cash. The LTIP provides an annual award notice to participants granting them the opportunity to earn a cash award that is based on a target percentage of the participant's base salary and the company's achievement against corporate goals, both of which are set annually. Under the LTIP, the award, if any, is paid in three equal installments due no later than March 15 of the three years following the year the award was granted with continued employment as a precondition for receipt of each award installment. We recognize compensation expense based on the probability of the performance goals being met over the vesting period. We recognized $2.4 million and $3.0 million of LTIP expense in 2011 and 2010, respectively.

Management Equity Agreement

Certain key managers and unaffiliated directors (each a management investor) have purchased or been awarded, pursuant to the terms of separate Management Equity Agreements or Director Equity Agreements (collectively the Equity Plan), equity units in FPH at prices (with respect to Series B Units) that approximated fair value on the date of purchase. Those who purchased the FPH Series B equity units received grants of FPH Series C equity units (profit interests) that represent the right to participate in profits as described in Note 14, Capital. In addition, FPH has issued Series C equity units to key managers and nonaffiliated directors for no consideration.

Compensation Expense

We did not recognize compensation expense on the date of grant for the Series B equity units, because the fair value of the units issued by FPH was equal to or less than the amount each employee was required to pay. The Series C equity units are accounted for as restricted stock. We recognized compensation expense for the Series C equity units based on the fair value on the date of the grant and/or the award modification date. Compensation expense was recognized ratably over the vesting period for the Series C equity units that vest over time and ratably over the award period for the units that vest based on internal rates of return. During the years ended December 31, 2010 and 2009, we recognized $1.6 million and $2.7 million, respectively, of compensation expense, which was primarily recorded in "General and administrative expenses." No related compensation expense was recorded in 2011, as all equity units were fully vested or forfeited as of December 31, 2010.

Redemption Provisions

The FPH Series B and Series C equity units held by management investors are redeemable at FPH's option upon termination of the management investor's employment (or membership on the company's board of directors) and at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. The 7.125% senior subordinated notes and our New Revolving Credit Facility contain a restricted payments covenant with a specific exception for equity unit redemptions up to $5 million in any year, subject to a two-year carryforward and carryback provision that provides an aggregate limit in any one year of $15 million. Additional exceptions to the covenant may also be utilized to permit equity unit redemptions.

Except in the event of death or disability, we believe that the redemption of these units is within our control due to the interlocking boards of FPH and BC Holdings and because FPH was organized solely for the purpose of establishing BC Holdings to complete the Forest Products Acquisition. Repurchases under the Equity Plan have been funded by mirror-image redemptions of Series B and Series C equity units held by FPH in its subsidiaries. The redemption of the FPH Series B and Series C equity units and the expected parallel redemptions of our Series B and Series C equity units are a contingent event outside the employee's control. However, because FPH units are subject to mandatory redemption in an event that is outside our control (death or disability), we are required to classify these units outside of permanent equity on our Consolidated Balance Sheets at fair value as of the grant date and/or award modification date. Accordingly, at December 31, 2011 and 2010, we had $8.7 million and $9.3 million, respectively, recorded in "Redeemable equity units" on our Consolidated Balance Sheet.

In the event that a management investor's employment with us is terminated or his service as a director terminates, as the case may be, FPH holds an option, pursuant to the Equity Plan, to reacquire its equity units held by departing management investors at prices provided for in such agreements. FPH did not redeem or repurchase any equity units in 2011 and 2010. During 2009, FPH voluntarily redeemed an insignificant amount of the Series B and Series C equity units of departing management investors.

Activity of Redeemable Equity Units

The following summarizes the activity of our redeemable equity units, based on the fair value of the equity units as of the grant date or the date the awards were modified.

	Series B Equity Units		Series C Equity Units		Total Redeemable Equity
	Units	Amount	Units	Amount
	(thousands)
Balance at December 31, 2009	2,765	$2,765	16,270	$5,202	$7,967
Management equity units expense	—	—	—	1,625	1,625
Allocation of redeemable equity units to Capital (a)	(29)	(29)	(27)	(16)	(45)
Forfeitures	—	—	(1,818)	(248)	(248)
Balance at December 31, 2010	2,736	2,736	14,425	6,563	9,299
Allocation of redeemable equity units to Capital (a)	(214)	(214)	(710)	(336)	(550)
Balance at December 31, 2011	2,522	$2,522	13,715	$6,227	$8,749
_______________________________________

(a)
In 2011 and 2010, we reclassified certain redeemable equity units into "Capital" on our Consolidated Balance Sheet. The reclassifications resulted from employee retirements or terminations causing the equity units to no longer be subject to mandatory redemption in an event that is outside of our control.

The following summarizes the activity of our outstanding service- and market-condition equity units awarded under the Equity Plan as of December 31, 2011, 2010, and 2009, and changes during the years ended December 31, 2011 and 2010:

	Service Condition				Market Condition
	Series B Redeemable Equity Units		Series C Redeemable Equity Units		Series C Redeemable Equity Units
Outstanding Units	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
	(thousands)		(thousands)		(thousands)
Outstanding at December 31, 2009 (a)	2,765	$1.00	14,452	$0.46	1,818	$0.14
Forfeited (b)	—	—	—	—	(1,818)	0.14
Allocation of redeemable equity units to Capital	(29)	1.00	(27)	0.57	—	—
Outstanding at December 31, 2010 (a)	2,736	1.00	14,425	0.46	—	—
Allocation of redeemable equity units to Capital	(214)	1.00	(710)	0.47	—	—
Outstanding at December 31, 2011 (a)	2,522	$1.00	13,715	$0.45	—	$—
_______________________________________

(a)
Outstanding units at December 31, 2009 include both vested and nonvested units, as units outstanding are reduced only through repurchase of units by us or through forfeiture of units by employees. All Series B and Series C service-condition equity units were vested at December 31, 2011 and 2010.

(b)
On December 31, 2010, the remaining 1.8 million unvested market-condition Series C equity units were forfeited, as the Equity Plan's internal rate-of-return formula was not achieved during the vesting period.

As of December 31, 2010, all Series B and Series C service-condition equity units were vested, and all compensation expense related to the equity units had been recognized.

14.    Capital

Excluding the Series B and Series C redeemable equity units included in "Redeemable equity units" on our Consolidated Balance Sheets at December 31, 2011 and 2010, BC Holdings was capitalized with $282.6 million and $409.1 million of equity capital allocated among three series of equity units, as follows:

Equity Units	Units Outstanding		Amount
	2011	2010	2011	2010
	(thousands)
Series A
OfficeMax	66,000	66,000	$104,008	$96,162
Series B
FPH	423,802	423,588	142,074	248,890
OfficeMax	109,000	109,000	36,541	64,046
Series C
FPH (a)	12,690	11,980	—	—
			$282,623	$409,098
_______________________________________

(a)
These Series C equity units are included in "Capital" on our Consolidated Balance Sheets, as they are not subject to mandatory redemption in an event that is outside of our control. All other Series C equity units issued and outstanding are disclosed under Redeemable Equity Units on our Consolidated Balance Sheet. For more information, see Note 13, Long-Term Incentive Compensation Plans.

Description of Equity Units

Series A Equity Units. The Series A equity units have no voting rights. They accrue dividends daily at a rate of 8% per annum, compounded semiannually, on the holder's capital contributions and accumulated dividends (net of any distributions previously received by such holder). Accrued and unpaid dividends accumulate on the Series A equity units on June 30 and December 31 of each year. At December 31, 2011 and 2010, $41.0 million and $33.1 million, respectively, of dividends were accrued on our Consolidated Balance Sheets as an increase in the value of the Series A equity units. Series A equity units participate in distributions as described below. Other than through accrual and receipt of dividends, the Series A equity units do not participate in the earnings of the company.

Series B Equity Units. The Series B equity units entitle each holder to one vote on matters to be voted on by the members of BC Holdings. The Series B equity units participate in distributions as described in "Equity Distributions" below.

Series C Equity Units. The Series C equity units have no voting rights. Series C equity units were issued to FPH in 2004 (2004 Series C units), 2006 (2006 Series C units), and 2009 (2009 Series C units) without capital contributions. When the relevant threshold for distributions to Series C units has been met, they participate as outlined below. At both December 31, 2011 and 2010, we had zero accrued Series C profit interests recorded on our Consolidated Balance Sheets.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the following:

	Equity in Other Comprehensive Loss of Equity Affiliate	Unfunded Accumulated Benefit Obligation		Accumulated Other Comprehensive Income (Loss)
		Actuarial Gain (Loss)	Prior Service Cost
	(thousands)
Balance at December 31, 2009, net of taxes	$4,041	$(35,752)	$(1,150)	$(32,861)
Current-period changes, before taxes	(4,041)	(4,027)	—	(8,068)
Reclassifications to earnings, before taxes	—	556	178	734
Income taxes	—	—	—	—
Balance at December 31, 2010, net of taxes	—	(39,223)	(972)	(40,195)
Current-period changes, before taxes	—	(83,605)	77	(83,528)
Reclassifications to earnings, before taxes	—	2,703	175	2,878
Income taxes	—	—	—	—
Balance at December 31, 2011, net of taxes	$—	$(120,125)	$(720)	$(120,845)

Securityholders Agreement With OfficeMax

In connection with the Forest Products Acquisition, we entered into a Securityholders Agreement with OfficeMax. This agreement describes the rights and responsibilities regarding OfficeMax's equity ownership in BC Holdings. Specifically, under the agreement, OfficeMax has the right to appoint one director to our board of directors. The agreement also requires that OfficeMax obtain our consent before transferring its equity interest in our company. The agreement contains "tag-along" rights, which entitle OfficeMax to participate in sales of equity interests to third parties. In addition, the agreement contains "drag-along" rights, which entitle FPH to require the other equity holders to participate in sales of all or substantially all of the equity interests in our company. If we propose to issue additional equity securities, we will generally be required to offer OfficeMax a pro rata portion of the securities issued in such a transaction. The agreement will terminate in a liquidation or dissolution of the company, in an initial public offering, or in a sale of all or substantially all of the company's stock or assets.

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

Our Building Materials Distribution segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as framing accessories, composite decking, roofing, siding, and insulation. We purchase most of these building materials from third-party suppliers and market them primarily to pro dealers, retail lumberyards, and home improvement centers that then sell the products to the final end-users, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects.

Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), a high-strength engineered lumber often used in beams; I-joists, a structural support typically used in floors and roofs; and laminated beams. We also produce plywood, particleboard, dimension lumber, and high-quality ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in residential, light commercial construction, and repair-and-remodeling markets. Most of these products are sold to wholesalers (including our Building Materials Distribution segment), home improvement centers, and industrial converters. During 2011, approximately 34% of Wood Products' overall sales, including approximately 64% of Wood Products' EWP sales, was sold to our Building Materials Distribution segment.

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. We have purchased many of these services from Boise Inc. under an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us at cost. See Note 4, Outsourcing Services Agreement, for more information.

The segments' profits and losses are measured on operating profits before the investment in our affiliate, changes in fair value of contingent value rights, gain on repurchase of long-term debt, interest expense, and interest income. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment. Prior to the sale of our remaining interest, our investment in Boise Inc. was held by BC Holdings and was not held by any of our reportable segments.

The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

For the years ended December 31, 2011 and 2010, sales to one customer accounted for $210.4 million and $231.4 million, respectively, or approximately 10% of sales for both periods. Sales to this customer were recorded in our Building Materials Distribution and our Wood Products segments. No other single customer accounted for 10% or more of total sales.

Export sales to foreign unaffiliated customers were $57.3 million, $42.3 million, and $25.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

At December 31, 2011, 2010, and 2009, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

Segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2011	2010	2009
	(millions)
Building Materials Distribution
Commodity	$835.1	$879.0	$744.8
General line	722.0	697.0	687.9
Engineered wood products	220.8	200.6	176.4
	1,777.9	1,776.6	1,609.1
Wood Products
Plywood and veneer	214.5	224.0	174.6
Engineered wood products	92.1	86.5	61.2
Lumber	69.6	67.5	53.3
Byproducts	44.5	33.9	26.4
Particleboard	26.1	28.2	29.4
Other	23.3	24.0	19.1
	470.2	464.0	364.1
	$2,248.1	$2,240.6	$1,973.3

An analysis of our operations by segment is as follows:

					Income
					(Loss)			Capital
	Sales				Before	Depreciation		Expendi-
		Related	Inter-		Income	and	EBITDA	tures
	Trade	Parties	segment	Total	Taxes	Amortization	(i)	(b)	Assets
	(millions)
Year Ended December 31, 2011
Building Materials Distribution (a)	$1,777.9	$—	$1.4	$1,779.4	$2.0	$8.4	$10.4	$10.0	$366.9
Wood Products (a)	451.4	18.8	242.3	712.5	(15.1)	28.4	13.3	29.3	351.6
Corporate and Other	—	—	—	—	(14.5)	0.2	(14.2)	—	184.3
Intersegment eliminations	—	—	(243.7)	(243.7)	—	—	—	—	—
	$2,229.3	$18.8	$—	$2,248.1	(27.5)	$37.0	$9.5	$39.3	$902.8
Interest expense					(19.0)
Interest income					0.4
					$(46.1)

					Income
					(Loss)
	Sales				Before	Depreciation		Capital
		Related	Inter-		Income	and	EBITDA	Expendi-
	Trade	Parties	segment	Total	Taxes	Amortization	(i)	tures	Assets
	(millions)
Year Ended December 31, 2010
Building Materials Distribution (c)	$1,776.6	$—	$1.4	$1,778.0	$11.6	$7.5	$19.1	$12.9	$356.4
Wood Products (c)	438.8	25.3	223.4	687.4	(8.1)	27.1	19.0	22.9	335.3
Corporate and Other	—	—	—	—	(16.3)	0.3	(16.0)	—	260.6
Intersegment eliminations	—	—	(224.8)	(224.8)	—	—	—	—	—
	$2,215.3	$25.3	$—	$2,240.6	(12.8)	$34.9	22.1	$35.8	$952.2
Equity in net income of affiliate (See Note 3)					1.9		1.9
Gain on sale of shares of equity affiliate (d)					25.3		25.3
Interest expense					(21.0)		—
Interest income					0.8		—
					$(5.8)		$49.3

					Income
					(Loss)			Capital
	Sales				Before	Depreciation		Expendi-
		Related	Inter-		Income	and	EBITDA	tures
	Trade	Parties	segment	Total	Taxes	Amortization	(i)	(h)	Assets
	(millions)
Year Ended December 31, 2009
Building Materials Distribution	$1,609.1	$—	$0.6	$1,609.8	$8.0	$7.6	$15.5	$5.4	$321.2
Wood Products (e)	326.2	37.9	186.7	550.8	(77.3)	33.0	(44.3)	16.0	328.3
Corporate and Other	—	—	—	—	(13.1)	0.3	(12.8)	—	288.4
Intersegment eliminations	—	—	(187.3)	(187.3)	—	—	—	—	—
	$1,935.4	$37.9	$—	$1,973.3	(82.4)	$40.9	(41.6)	$21.4	937.9
Investment in equity affiliate					—		—		63.0
Equity in net income of affiliate (See Note 3)					79.7		79.7		—
Gain on sale of shares of equity affiliate (d)					42.8		42.8		—
Impairment of investment in equity affiliate (f)					(43.0)		(43.0)		—
Change in fair value of contingent value rights					0.2		0.2		—
Gain on repurchase of long-term debt (g)					6.0		6.0		—
Interest expense					(22.5)		—		—
Interest income					0.9		—		—
					$(18.4)		$44.1		$1,000.9
___________________________________

(a)
In 2011, we permanently closed a laminated beam plant in Emmett, Idaho, and we recorded the related expense of $1.3 million in "Other (income) expense, net" and $0.4 million of accelerated depreciation in "Depreciation and Amortization" in our Consolidated Statement of Income (Loss) for the year ended December 31, 2011. Also, during the year ended December 31, 2011, we recorded $2.0 million of noncash asset write-downs in "Other (income) expense, net," of which $1.2 million was recorded in our Building Materials Distribution segment and $0.9 million was recorded in our Wood Products segment.

(b)	Capital spending for Wood Products includes $5.8 million for the acquisition of a laminated beam and decking manufacturing plant in Homedale, Idaho.

(c)
Included $4.6 million of income for cash received from a litigation settlement related to vendor product pricing. We recorded $4.1 million in our Building Materials Distribution segment and $0.5 million in our Wood Products segment.

(d)
2010 and 2009 included a $25.3 million and $42.8 million gain on the sale of 18.3 million and 18.8 million shares of Boise Inc. stock, respectively. See Note 3, Investment in Equity Affiliate, for more information.

(e)
Included $8.9 million of expense in income (loss) before taxes related to the June 2009 closure of our lumber manufacturing facility in La Grande, Oregon, of which $3.7 million was included in EBITDA and $5.2 million was accelerated depreciation recorded in "Depreciation and amortization."

(f)
In 2009, we concluded that our investment in Boise Inc. met the definition of other than temporarily impaired. Accordingly, we recorded a $43.0 million write-down in "Impairment of investment in equity affiliate" in our Consolidated Statements of Income (Loss). See Note 3, Investment in Equity Affiliate, for more information.

(g)	Gain on the repurchase of $11.9 million of senior subordinated notes.

(h)
Capital spending for Building Materials Distribution includes $0.9 million of cash paid for the purchase of a truss assembly operation and EWP sales office in Saco and Biddeford, Maine, respectively. Capital spending for Wood Products includes $3.7 million of cash paid for the purchase of a sawmill in Pilot Rock, Oregon.

(i)
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

The following is a reconciliation of net income (loss) to EBITDA:

	Year Ended December 31
	2011	2010	2009
	(thousands)
Net loss	$(46.4)	$(6.1)	$(19.1)
Interest expense	19.0	21.0	22.5
Interest income	(0.4)	(0.8)	(0.9)
Income tax provision	0.2	0.3	0.7
Depreciation and amortization	37.0	34.9	40.9
EBITDA	$9.5	$49.3	$44.1

16.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Leases, and Note 10, Debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2011, our total obligation for log and fiber purchases under contracts with third parties was approximately $230 million based on fixed contract pricing or first quarter 2012 pricing for variable contracts. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. At December 31, 2011, we had approximately $8.0 million of utility purchase commitments. These payment obligations were valued at prices in effect on December 31, 2011, or contract language, if applicable. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

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

Our three principal operating subsidiaries (Boise Cascade, L.L.C., Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C.) act as co-borrowers under our New Revolving Credit Facility, described in Note 10, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

Boise Cascade, L.L.C., and its wholly owned subsidiary, Boise Cascade Finance Corporation, have jointly issued $400.0 million of 7.125% senior subordinated notes due in 2014. At December 31, 2011, $219.6 million of the notes were outstanding. The subordinated notes are guaranteed on a subordinated basis by each of our domestic subsidiaries, other than the issuers. See Note 10, Debt, and Note 18, Consolidating Guarantor and Nonguarantor Financial Information, for more information.

Boise Cascade, L.L.C., issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. These included guarantees of the obligations of Boise Cascade Wood Products, L.L.C., with respect to present and future timber sale agreements and several facility and rolling stock leases entered into by such subsidiaries and by Boise Cascade Building Materials Distribution, L.L.C. Boise Cascade, L.L.C.'s exposure under these agreements is limited to future timber purchases and the minimum lease payment requirements under the agreements. Boise Cascade, L.L.C. also enters into guarantees of various raw material or energy supply agreements arising in the ordinary course of business.

All surety bonds and most letters of credit supporting obligations of subsidiaries sold or liabilities assumed by Boise Inc. in connection with the sale of our Paper and Packaging & Newsprint assets in 2008 have been replaced by new surety bonds or letters of credit issued without our credit support. The principal exception is letters of credit supporting workers' compensation obligations assumed by Boise Inc., which as a matter of state law must remain in our name even though the underlying liabilities and exposures have been assumed by Boise Inc. We are entitled to an indemnification from the purchaser for liabilities with respect to such letters of credit arising from workers' compensation claims assumed by Boise Inc. and for our costs of maintaining Boise Inc.'s share of any such letter of credit.

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. At December 31, 2011, we are unable to estimate the maximum potential liability under these indemnifications. At December 31, 2011, we were not aware of any material liabilities arising from these indemnifications.

17.    Quarterly Results of Operations (unaudited)

	2011
	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter (b)
	(millions)
Net sales	$483.2	$589.4	$628.0	$547.4
Income (loss) from operations	(14.8)	(5.3)	2.1	(9.1)
Net loss	(19.0)	(9.9)	(3.7)	(13.8)

	2010
	First Quarter (c)	Second Quarter	Third Quarter (d)	Fourth Quarter
	(millions)
Net sales	$487.3	$651.5	$593.5	$508.4
Income (loss) from operations	(10.6)	10.6	(1.4)	(11.8)
Net income (loss)	11.4	4.3	(5.6)	(16.2)
_______________________________________

(a)    Included $1.5 million of expense related to the closure of a laminated beam plant in Emmett, Idaho.

Included $1.2 million in noncash asset write-downs.

(b)    Included $0.9 million in noncash asset write-downs.

(c)    Included $1.9 million for our equity in the net income of Boise Inc.

Included a $25.3 million gain on the sale of 18.3 million shares of Boise Inc. stock.

(d)	Included $4.6 million of income for cash received from a litigation settlement related to vendor product pricing.

18.                               Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Income (Loss), Balance Sheets, and Cash Flows related to our business. Certain amounts in prior periods' consolidating financial statements have been reclassified to conform to the current-period presentation, none of which were considered material. The senior subordinated notes are guaranteed on a senior subordinated basis jointly and severally by BC Holdings and each of its existing and future subsidiaries (other than:  (i) the co-issuers, Boise Cascade, L.L.C., and Boise Cascade Finance Corporation and (ii) our foreign subsidiaries). Other than the consolidated financial statements and footnotes for BC Holdings and the consolidating financial information, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Furthermore, the cancellation provisions of the guarantor subsidiaries are customary and they do not include an arrangement that permits a guarantor subsidiary to opt out of the obligation prior to or during the term of the debt. Each guarantor subsidiary is automatically released from its obligations as a guarantor upon the sale of the subsidiary or substantially all of its assets to a third party, the designation of the subsidiary as an unrestricted subsidiary for purposes of the covenants included in the indenture, the release of the indebtedness under the indenture, or if the issuers exercise their legal defeasance option or the discharge of their obligations in accordance with the indenture.

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2011

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$2,215,983	$13,342	$—	$2,229,325
Intercompany	—	—	—	11,157	(11,157)	—
Related parties	—	—	18,763	—	—	18,763
	—	—	2,234,746	24,499	(11,157)	2,248,088

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,939,993	24,436	(11,810)	1,952,619
Materials, labor, and other operating expenses from related parties	—	—	40,058	—	—	40,058
Depreciation and amortization	—	240	35,010	1,772	—	37,022
Selling and distribution expenses	—	—	202,254	2,744	—	204,998
General and administrative expenses	1	13,613	22,976	—	653	37,243
Other (income) expense, net	—	111	4,114	(1,030)	—	3,195
	1	13,964	2,244,405	27,922	(11,157)	2,275,135

Loss from operations	(1)	(13,964)	(9,659)	(3,423)	—	(27,047)

Foreign exchange gain (loss)	—	(510)	20	(7)	—	(497)
Interest expense	—	(18,987)	—	—	—	(18,987)
Interest income	—	185	222	—	—	407
	—	(19,312)	242	(7)	—	(19,077)

Loss before income taxes and equity in net income (loss) of affiliates	(1)	(33,276)	(9,417)	(3,430)	—	(46,124)
Income tax provision	—	(216)	(24)	—	—	(240)

Loss before equity in net income (loss) of affiliates	(1)	(33,492)	(9,441)	(3,430)	—	(46,364)
Equity in net income (loss) of affiliates	(46,363)	(12,871)	—	—	59,234	—
Net income (loss)	$(46,364)	$(46,363)	$(9,441)	$(3,430)	$59,234	$(46,364)

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$2,200,379	$14,953	$—	$2,215,332
Intercompany	—	—	57	14,398	(14,455)	—
Related parties	—	—	25,259	—	—	25,259
	—	—	2,225,695	29,351	(14,455)	2,240,591

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,930,316	31,442	(14,396)	1,947,362
Materials, labor, and other operating expenses from related parties	—	—	33,613	—	—	33,613
Depreciation and amortization	—	346	32,635	1,918	—	34,899
Selling and distribution expenses	—	—	201,079	1,385	—	202,464
General and administrative expenses	1	14,400	24,122	—	(59)	38,464
General and administrative expenses from related party	—	1,576	—	—	—	1,576
Other (income) expense, net	—	373	(4,881)	(116)	—	(4,624)
	1	16,695	2,216,884	34,629	(14,455)	2,253,754

Income (loss) from operations	(1)	(16,695)	8,811	(5,278)	—	(13,163)

Equity in net income of Boise Inc.	1,889	—	—	—	—	1,889
Gain on sale of shares of Boise Inc.	25,308	—	—	—	—	25,308
Foreign exchange gain (loss)	—	12	(57)	397	—	352
Gain on repurchase of long-term debt	—	28	—	—	—	28
Interest expense	—	(21,005)	—	—	—	(21,005)
Interest income	—	386	404	—	—	790
	27,197	(20,579)	347	397	—	7,362

Income (loss) before income taxes and equity in net income (loss) of affiliates	27,196	(37,274)	9,158	(4,881)	—	(5,801)
Income tax provision	—	(215)	(66)	(19)	—	(300)

Income (loss) before equity in net income (loss) of affiliates	27,196	(37,489)	9,092	(4,900)	—	(6,101)
Equity in net income (loss) of affiliates	(33,297)	4,192	—	—	29,105	—
Net income (loss)	$(6,101)	$(33,297)	$9,092	$(4,900)	$29,105	$(6,101)

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,925,610	$9,743	$—	$1,935,353
Intercompany	—	—	63	9,360	(9,423)	—
Related parties	—	—	37,897	—	—	37,897
	—	—	1,963,570	19,103	(9,423)	1,973,250

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,746,291	20,675	(9,898)	1,757,068
Materials, labor, and other operating expenses from related parties	—	—	29,915	—	—	29,915
Depreciation and amortization	—	317	38,696	1,861	—	40,874
Selling and distribution expenses	—	—	189,229	1,202	—	190,431
General and administrative expenses	1	4,890	22,035	—	475	27,401
General and administrative expenses from related party	—	10,169	—	—	—	10,169
Other (income) expense, net	—	(1,232)	2,421	(347)	—	842
	1	14,144	2,028,587	23,391	(9,423)	2,056,700

Loss from operations	(1)	(14,144)	(65,017)	(4,288)	—	(83,450)

Equity in net income of Boise Inc.	79,729	—	—	—	—	79,729
Gain on sale of shares of Boise Inc.	42,752	—	—	—	—	42,752
Impairment of investment in Boise Inc.	(43,039)	—	—	—	—	(43,039)
Foreign exchange gain	—	611	212	202	—	1,025
Change in fair value of contingent value rights	—	194	—	—	—	194
Gain on repurchase of long-term debt	—	6,026	—	—	—	6,026
Interest expense	—	(22,520)	—	—	—	(22,520)
Interest income	—	560	326	—	—	886
	79,442	(15,129)	538	202	—	65,053

Income (loss) before income taxes and equity in net income (loss) of affiliates	79,441	(29,273)	(64,479)	(4,086)	—	(18,397)
Income tax provision	—	(580)	(59)	(21)	—	(660)

Income (loss) before equity in net income (loss) of affiliates	79,441	(29,853)	(64,538)	(4,107)	—	(19,057)
Equity in net income (loss) of affiliates	(98,498)	(68,645)	—	—	167,143	—
Net income (loss)	$(19,057)	$(98,498)	$(64,538)	$(4,107)	$167,143	$(19,057)

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2011

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$4	$182,326	$20	$109	$—	$182,459
Receivables
Trade, less allowances	—	—	118,267	634	—	118,901
Related parties	—	935	301	—	—	1,236
Intercompany	—	—	56	—	(56)	—
Other	—	(90)	3,661	225	—	3,796
Inventories	—	—	278,580	5,398	—	283,978
Prepaid expenses and other	—	843	3,972	49	—	4,864
	4	184,014	404,857	6,415	(56)	595,234

Property
Property and equipment, net	—	1,259	255,117	10,080	—	266,456
Timber deposits	—	—	8,327	—	—	8,327
	—	1,259	263,444	10,080	—	274,783

Deferred financing costs	—	4,962	—	—	—	4,962
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,900	—	—	8,900
Other assets	—	20	6,765	1	—	6,786
Investments in affiliates	291,368	557,925	—	—	(849,293)	—
Total assets	$291,372	$748,180	$696,136	$16,496	$(849,349)	$902,835

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2011 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$8,633	$107,336	$789	$—	$116,758
Related parties	—	395	747	—	—	1,142
Intercompany	—	—	—	56	(56)	—
Accrued liabilities	—	—	—	—	—
Compensation and benefits	—	12,104	19,816	347	—	32,267
Interest payable	—	3,326	—	—	—	3,326
Other	—	2,470	21,045	971	—	24,486
	—	26,928	148,944	2,163	(56)	177,979

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	200,248	—	—	—	200,248
Other long-term liabilities	—	10,076	3,600	—	—	13,676
	—	210,324	3,600	—	—	213,924

Redeemable equity units
Series B equity units	2,522	—	—	—	—	2,522
Series C equity units	6,227	—	—	—	—	6,227
Redeemable equity units	—	8,749	—	—	(8,749)	—
	8,749	8,749	—	—	(8,749)	8,749

Commitments and contingent liabilities

Capital
Series A equity units	104,008	—	—	—	—	104,008
Series B equity units	178,615	—	—	—	—	178,615
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	282,619	543,592	14,333	(840,544)	—
Total capital	282,623	282,619	543,592	14,333	(840,544)	282,623
Total liabilities and capital	$291,372	$748,180	$696,136	$16,496	$(849,349)	$902,835

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$5	$264,364	$16	$221	$—	$264,606
Receivables
Trade, less allowances	—	2	101,827	1,077	—	102,906
Related parties	—	6	291	—	—	297
Intercompany	—	—	56	—	(56)	—
Other	—	(30)	4,259	342	—	4,571
Inventories	—	—	255,287	5,915	—	261,202
Prepaid expenses and other	—	955	2,805	48	—	3,808
	5	265,297	364,541	7,603	(56)	637,390

Property
Property and equipment, net	—	1,561	260,662	11,346	—	273,569
Timber deposits	—	—	10,588	—	—	10,588
	—	1,561	271,250	11,346	—	284,157

Deferred financing costs	—	3,626	—	—	—	3,626
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,906	—	—	8,906
Other assets	—	19	5,970	—	—	5,989
Investments in affiliates	418,392	526,591	—	—	(944,983)	—
Total assets	$418,397	$797,094	$662,837	$18,949	$(945,039)	$952,238

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2010 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$7,921	$103,714	$779	$—	$112,414
Related parties	—	392	2	—	—	394
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	12,812	26,540	475	—	39,827
Interest payable	—	3,291	—	—	—	3,291
Other	—	2,523	18,726	1,281	—	22,530
	—	26,939	148,982	2,591	(56)	178,456

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	121,709	—	—	—	121,709
Other long-term liabilities	—	10,494	3,622	—	—	14,116
	—	132,203	3,622	—	—	135,825

Redeemable equity units
Series B equity units	2,736	—	—	—	—	2,736
Series C equity units	6,563	—	—	—	—	6,563
Redeemable equity units	—	9,299	—	—	(9,299)	—
	9,299	9,299	—	—	(9,299)	9,299

Commitments and contingent liabilities

Capital
Series A equity units	96,162	—	—	—	—	96,162
Series B equity units	312,936	—	—	—	—	312,936
Series C equity units	—	—	—	—	—	—
Subsidiary equity	—	409,093	510,233	16,358	(935,684)	—
Total capital	409,098	409,093	510,233	16,358	(935,684)	409,098
Total liabilities and capital	$418,397	$797,094	$662,837	$18,949	$(945,039)	$952,238

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2011

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(46,364)	$(46,363)	$(9,441)	$(3,430)	$59,234	$(46,364)
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	46,363	12,871	—	—	(59,234)	—
Depreciation and amortization of deferred financing costs and other	—	2,450	35,010	1,772	—	39,232
Pension expense	—	11,368	—	—	—	11,368
Other	—	564	1,250	406	—	2,220
Decrease (increase) in working capital, net of acquisitions
Receivables	—	(866)	(15,369)	560	—	(15,675)
Inventories	—	—	(21,416)	517	—	(20,899)
Prepaid expenses and other	—	112	(183)	(1)	—	(72)
Accounts payable and accrued liabilities	—	(829)	3,130	(423)	—	1,878
Pension contributions	—	(13,621)	—	—	—	(13,621)
Other	—	(685)	(358)	(6)	—	(1,049)
Net cash used for operations	(1)	(34,999)	(7,377)	(605)	—	(42,982)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(21)	(32,703)	(813)	—	(33,537)
Acquisitions of businesses and facilities	—	—	(5,782)	—	—	(5,782)
Proceeds from sales of assets	—	—	3,126	—	—	3,126
Other	—	(265)	(60)	(99)	—	(424)
Net cash used for investment	—	(286)	(35,419)	(912)	—	(36,617)
Cash provided by (used for) financing
Credit facility financing costs	—	(2,548)	—	—	—	(2,548)
Due to (from) affiliates	—	(44,205)	42,800	1,405	—	—
Net cash provided by (used for) financing	—	(46,753)	42,800	1,405	—	(2,548)
Net increase (decrease) in cash and cash equivalents	(1)	(82,038)	4	(112)	—	(82,147)
Balance at beginning of the period	5	264,364	16	221	—	264,606
Balance at end of the period	$4	$182,326	$20	$109	$—	$182,459

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2010

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(6,101)	$(33,297)	$9,092	$(4,900)	$29,105	$(6,101)
Items in net income (loss) not using (providing) cash
Equity in net income of Boise Inc.	(1,889)	—	—	—	—	(1,889)
Gain on sale of shares of Boise Inc.	(25,308)	—	—	—	—	(25,308)
Equity in net (income) loss of affiliates	33,297	(4,192)	—	—	(29,105)	—
Depreciation and amortization of deferred financing costs and other	—	3,121	32,635	1,918	—	37,674
Pension expense	—	7,449	—	—	—	7,449
Management equity units expense	—	1,625	—	—	—	1,625
Gain on repurchase of long-term debt	—	(28)	—	—	—	(28)
Other	—	(2)	116	(457)	—	(343)
Decrease (increase) in working capital, net
Receivables	—	107	(6,398)	(47)	—	(6,338)
Inventories	—	—	(27,001)	(1,427)	—	(28,428)
Prepaid expenses and other	—	(251)	(71)	22	—	(300)
Accounts payable and accrued liabilities	—	847	30,369	1,203	—	32,419
Pension contributions	—	(3,873)	—	—	—	(3,873)
Other	—	3,057	678	(8)	—	3,727
Net cash provided by (used for) operations	(1)	(25,437)	39,420	(3,696)	—	10,286
Cash provided by (used for) investment
Expenditures for property and equipment	—	(10)	(34,675)	(1,066)	—	(35,751)
Proceeds from sales of assets	—	656	520	78	—	1,254
Proceeds from sale of shares of Boise Inc., net	86,123	—	—	—	—	86,123
Other	—	—	(1,358)	402	—	(956)
Net cash provided by (used for) investment	86,123	646	(35,513)	(586)	—	50,670
Cash provided by (used for) financing
Issuances of long-term debt	—	45,000	—	—	—	45,000
Payments of long-term debt	—	(128,451)	—	—	—	(128,451)
Parent/subsidiary equity transactions	(86,117)	86,117	—	—	—	—
Due to (from) affiliates	—	(510)	(3,910)	4,420	—	—
Net cash provided by (used for) financing	(86,117)	2,156	(3,910)	4,420	—	(83,451)
Net increase (decrease) in cash and cash equivalents	5	(22,635)	(3)	138	—	(22,495)
Balance at beginning of the period	—	286,999	19	83	—	287,101
Balance at end of the period	$5	$264,364	$16	$221	$—	$264,606

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2009

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(19,057)	$(98,498)	$(64,538)	$(4,107)	$167,143	$(19,057)
Items in net income (loss) not using (providing) cash
Equity in net income of Boise Inc.	(79,729)	—	—	—	—	(79,729)
Gain on sale of shares of Boise Inc.	(42,752)	—	—	—	—	(42,752)
Impairment of investment in Boise Inc.	43,039	—	—	—	—	43,039
Equity in net (income) loss of affiliates	98,498	68,645	—	—	(167,143)	—
Depreciation and amortization of deferred financing costs and other	—	3,122	38,696	1,861	—	43,679
Pension expense	—	12,315	—	—	—	12,315
Management equity units expense	—	2,736	—	—	—	2,736
Gain on repurchase of long-term debt	—	(6,026)	—	—	—	(6,026)
Other	—	(234)	1,164	(202)	—	728
Decrease (increase) in working capital, net	—	—	—	—	—
Receivables	—	715	(17,122)	(843)	—	(17,250)
Inventories	—	—	45,543	1,543	—	47,086
Prepaid expenses and other	—	(1,001)	465	(33)	—	(569)
Accounts payable and accrued liabilities	—	(2,087)	13,265	263	—	11,441
Pension contributions	—	(28,385)	—	—	—	(28,385)
Other	—	(150)	(2,329)	(1)	—	(2,480)
Net cash provided by (used for) operations	(1)	(48,848)	15,144	(1,519)	—	(35,224)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(6)	(15,993)	(807)	—	(16,806)
Acquisition of businesses and facilities	—	—	(4,598)	—	—	(4,598)
Proceeds from sales of assets	—	—	467	—	—	467
Proceeds from sale of shares of Boise Inc.	83,172	—	—	—	—	83,172
Other	—	601	(183)	219	—	637
Net cash provided by (used for) investment	83,172	595	(20,307)	(588)	—	62,872
Cash provided by (used for) financing
Issuances of long-term debt	—	60,000	—	—	—	60,000
Payments of long-term debt	—	(65,627)	—	—	—	(65,627)
Tax distributions to members	(10,705)	—	—	—	—	(10,705)
Repurchase of management equity units	(18)	—	—	—	—	(18)
Parent/subsidiary transactions	(72,449)	72,449	—	—	—	—
Due to (from) affiliates	—	(7,296)	5,162	2,134	—	—
Net cash provided by (used for) financing	(83,172)	59,526	5,162	2,134	—	(16,350)
Net increase (decrease) in cash and cash equivalents	(1)	11,273	(1)	27	—	11,298
Balance at beginning of the period	1	275,726	20	56	—	275,803
Balance at end of the period	$—	$286,999	$19	$83	$—	$287,101

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Boise Cascade Holdings, L.L.C.:

We have audited the accompanying consolidated balance sheets of Boise Cascade Holdings, L.L.C., and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Holdings, L.L.C., and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho
March 1, 2012

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

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource transactional services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the year covered by this Form 10-K. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Management's Report on Internal Control Over Financial Reporting

The management of Boise Cascade Holdings, L.L.C. (BC Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was determined as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2011, management conducted an assessment of the effectiveness of BC Holdings' internal control over financial reporting, including the effectiveness of the services provided to us under the Outsourcing Services Agreement with Boise Inc., based on criteria for effective internal control over financial reporting described in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. Management reviewed the results of its assessment with our CEO and CFO. Based on this assessment, our CEO and CFO concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to Regulation S-K 308(b) of the Securities and Exchange Commission that permits the company, as a non-accelerated filer, to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a list of our directors and officers as of February 29, 2012, along with brief descriptions of their business positions and experience during the past five years and their educational background.

Name	Age	Position
Matthew R. Broad	52	Nonexecutive Director
John W. Madigan	74	Nonexecutive Director
Christopher J. McGowan	40	Nonexecutive Director
Samuel M. Mencoff	55	Nonexecutive Director
Matthew W. Norton	33	Nonexecutive Director
Thomas S. Souleles	43	Nonexecutive Director
Duane C. McDougall	60	Nonexecutive Director and Chairman of the Board
Thomas E. Carlile	60	Chief Executive Officer and Director
Wayne M. Rancourt	49	Senior Vice President, Chief Financial Officer, and Treasurer
Stanley R. Bell	65	President, Building Materials Distribution
Thomas A. Lovlien	56	President, Wood Products Manufacturing
Thomas K. Corrick	56	Senior Vice President, Engineered Wood Products
Nick Stokes	54	Senior Vice President, Building Materials Distribution
Kelly E. Hibbs	45	Vice President and Controller
John T. Sahlberg	58	Vice President, Human Resources and General Counsel

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

John W. Madigan, Director

Mr. Madigan has served as one of our directors since January 2005. Mr. Madigan served as an advisor to Madison Dearborn through December 31, 2011. In December 2003, Mr. Madigan retired from Tribune Company, where he had served as chairman and chief executive officer since 1996. Tribune Company operates businesses in publishing, interactive media, and broadcasting. Mr. Madigan's experience in directing the operations of a major corporation provides our board of directors with perspective on operating issues. Mr. Madigan holds bachelor's and master's degrees in business administration from the University of Michigan. Mr. Madigan is a member of the board of directors of Gilead Sciences, Inc. Mr.  Madigan was a member of the boards of directors of Morgan Stanley and AT&T Wireless; he no longer serves on these boards. Mr. Madigan serves on our board as a designee of our majority owner, Forest Products Holdings, L.L.C.

Christopher J. McGowan, Director

Mr. McGowan has served as one of our directors since October 2004. In September 2011, he became a general partner of CJM Ventures, L.L.C., and OPTO Holdings, L.P. From 1999 until 2011, he was employed by our equity sponsor, Madison Dearborn, and served as a managing director concentrating on investments in the basic industries sector. Prior to joining Madison Dearborn, Mr. McGowan was with AEA Investors, Inc., and Morgan Stanley & Co. Incorporated. Mr. McGowan received a B.A. from Columbia University and an M.B.A. from the Harvard Graduate School of Business Administration.

Mr. McGowan currently serves on the boards of directors of OPTO International, Inc., Forest Products Holdings, L.L.C., and Smurfit Kappa Group Ltd. (formerly known as Jefferson Smurfit Group). Mr. McGowan also serves on the board of directors of the University of Chicago Laboratory Schools. He is also a member of the Hyde Park Angels and serves on the Limited Partner Advisory Committee for the Hyde Park Venture Partners. Mr. McGowan was a member of the boards of directors of BWAY Holding Company in 2010-2011, the Illinois Venture Capital Association in 2009-2011, and First Wind Partners in 2009; he no longer serves on these boards. Mr. McGowan provides strong finance skills to our board of directors. Mr. McGowan serves on our board as a designee of our majority owner, Forest Products Holdings, L.L.C.

Samuel M. Mencoff, Director

Samuel M. Mencoff has served as one of our directors since October 2004. Mr. Mencoff has been employed by our equity sponsor, Madison Dearborn, since 1992 and currently serves as co-CEO. Prior to co-founding Madison Dearborn, Mr. Mencoff was employed by First Chicago Venture Capital for 11 years. Mr. Mencoff has approximately 30 years of experience in private equity investing with a particular focus on investments in the basic industries sector. Mr. Mencoff received an A.B. from Brown University and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Mencoff is a former member of the board of directors of Great Lakes Dredge & Dock Corporation, and he has served on the boards of directors of numerous other public and private companies. He is currently a member of the boards of directors of Forest Products Holdings, L.L.C., Packaging Corporation of America, and Smurfit Kappa Group, Ltd. (formerly known as Jefferson Smurfit Group). Mr. Mencoff is also a member of the board of directors of the Regional Transportation Authority, a municipal authority serving northeastern Illinois. As a co-founder of our principal equity holder, Mr. Mencoff provides the board of directors with insight into the requirements and objectives of our principal equity holder. Mr. Mencoff serves on our board as a designee of our majority owner, Forest Products Holdings, L.L.C.

Matthew W. Norton, Director

Mr. Norton has served as one of our directors since December 2008. Mr. Norton has been employed by our equity sponsor, Madison Dearborn, since 2008 and currently serves as a director. From August 2006 to May 2008, Mr. Norton attended The Wharton School of the University of Pennsylvania. From 2004 to August 2006, he was employed by Madison Dearborn as an associate. From 2001 to 2004, he was employed by Merrill Lynch. Mr. Norton received a B.S. and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Norton was also a member of the board of directors of Boise Inc. until January 2010, and he is a current member of the boards of directors of Forest Products Holdings, L.L.C. and Fieldglass, Inc. Mr. Norton provides strong finance skills to our board of directors. Mr. Norton serves on our board as a designee of our majority owner, Forest Products Holdings, L.L.C.

Thomas S. Souleles, Director

Mr. Souleles has served as one of our directors since October 2004. Mr. Souleles has been employed by our equity sponsor, Madison Dearborn, since 1995 and currently serves as a managing director concentrating on investments in the basic industries sector. Prior to joining Madison Dearborn, Mr. Souleles was with Wasserstein Perella & Co., Inc. Mr. Souleles received an A.B. from Princeton University, a J.D. from Harvard Law School, and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Souleles is also a member of the boards of directors of BWAY Holding Company, Forest Products Holdings, L.L.C., Packaging Corporation of America, and The Children's Memorial Medical Center and of the board of trustees of the National Multiple Sclerosis Society, Greater Illinois Chapter. Mr. Souleles was a member of the boards of directors of Boise Inc., Magellan GP, LLC, Magellan Midstream Holdings GP, LLC, Great Lakes Dredge & Dock Corporation, and US Power Generating Company; he no longer serves on these boards. Mr. Souleles provides strong finance skills to our board of directors. Mr. Souleles serves on our board as a designee of our majority owner, Forest Products Holdings, L.L.C.

Duane C. McDougall, Chairman of the Board and Director

Mr. McDougall has served as our board chairman since December 2008 and has been a director of the company since 2005. Mr. McDougall also served as our chief executive officer from December 2008 to August 2009. Prior to joining Boise Cascade, Mr. McDougall was president and chief executive officer of Willamette Industries, an international paper and forest products company, until its sale in 2002. During his 23-year career with Willamette, Mr. McDougall held numerous operating and finance positions before becoming president and chief executive officer of Willamette. Mr. McDougall received a B.S. in accounting from Oregon State University. Mr. McDougall is also a member of the boards of directors of Cascade Corporation, Forest Products Holdings, L.L.C., The Greenbrier Companies, and StanCorp Financial Group, Inc. Mr. McDougall was a member of the boards of directors of InFocus Corporation and West Coast Bancorp; he no longer serves on these boards.

Mr. McDougall's experience as the CEO of a major forest products company provides our board of directors with valuable insight on operational and industry issues. Mr. McDougall serves on our board of directors pursuant to an agreement between Forest Products Holdings, L.L.C., OfficeMax, and us. For a description of Mr. McDougall's employment contract as a non-officer employee, see "Compensation of Directors" in "Item 11. Executive Compensation" of this Form 10-K.

Thomas E. Carlile, Chief Executive Officer and Director

Mr. Carlile became our chief executive officer and a director in August 2009. Mr. Carlile previously served as our executive vice president and chief financial officer from February 2008 to August 2009, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president and chief financial officer following Madison Dearborn's acquisition of the forest products and paper assets from OfficeMax. Mr. Carlile received a bachelor's degree in accounting from Boise State University and completed the Stanford Executive Program. Mr. Carlile is a member of the board of directors of Forest Products Holdings, L.L.C. Mr. Carlile's position as our chief executive officer allows him to advise the board of directors on management's perspective over a full range of issues affecting the company.

Wayne M. Rancourt, Senior Vice President, Chief Financial Officer, and Treasurer

Mr. Rancourt became our senior vice president and chief financial officer in August 2009. Mr. Rancourt previously served as our vice president, treasurer, and investor relations from February 2008 to August 2009, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as vice president and treasurer. Mr. Rancourt received a B.S. degree in accounting from Central Washington University.

Stanley R. Bell, President, Building Materials Distribution

Mr. Bell became our president, Building Materials Distribution, in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president, Building Materials Distribution, following Madison Dearborn's acquisition of the forest products and paper assets from OfficeMax. Mr. Bell received a B.A. in economics from the University of Utah and an M.B.A. from the University of Utah.

Thomas A. Lovlien, President, Wood Products Manufacturing

Mr. Lovlien became our president, Wood Products Manufacturing, in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president, Wood Products, following Madison Dearborn's acquisition of the forest products and paper assets from OfficeMax. Mr. Lovlien received a bachelor's degree in accounting and a master's degree in wood technology from Oregon State University.

Thomas K. Corrick, Senior Vice President, Engineered Wood Products

Mr. Corrick became our senior vice president, Engineered Wood Products, in February 2011. Mr. Corrick previously served as vice president, Engineered Wood Products, from January 2005 to February 2011. From October 2004 to January 2005, he served as the general manager of Engineered Wood Products. Mr. Corrick received both his bachelor's and master's degrees in business administration from Texas Christian University.

Nick Stokes, Senior Vice President, Building Materials Distribution

Mr. Stokes became our senior vice president, Building Materials Distribution, in February 2011. Mr. Stokes previously served as vice president, Building Materials Distribution, from October 2004 to February 2011. Mr. Stokes received a B.S. in management and a B.S. in marketing from the University of Utah.

Kelly E. Hibbs, Vice President and Controller

Mr. Hibbs became our vice president and controller in February 2011. Mr. Hibbs previously served as our director of strategic planning and internal audit from February 2008 to February 2011. From October 2004 to February 2008, he served as manager of financial forecasts and projects. Mr. Hibbs received a B.A. in accounting from Boise State University. He is a certified public accountant.

John T. Sahlberg, Vice President, Human Resources and General Counsel

Mr. Sahlberg became general counsel and corporate secretary effective January 1, 2011. He also continues to serve as our vice president, Human Resources, a position he has held since 2008, following the divestiture of our paper and packaging businesses. Prior to that, he served as director of Human Resources from February 2006 to February 2008. From October 2004 through January 2006, he was the director of labor relations. Mr. Sahlberg received a bachelor's degree in economics from Harvard College and a J.D. from Georgetown University. He is a member of the Idaho State Bar.

Messrs. Norton, McGowan, Mencoff, Souleles, and Madigan serve on our board of directors as designees of Forest Products Holdings, L.L.C., pursuant to the Securityholders Agreement dated October 29, 2004, as amended on November 10, 2006, among Forest Products Holdings, L.L.C., OfficeMax, and us (the Securityholders Agreement). Mr. Broad serves on our board of directors as a designee of OfficeMax pursuant to the Securityholders Agreement. Mr. McDougall serves on our board of directors pursuant to the terms of his employment agreement. Mr. Carlile serves on our board of directors as our chief executive officer pursuant to the terms of the Securityholders Agreement. We have further described the Securityholders Agreement in "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Form 10-K. Mr. McDougall's employment agreement is described in "Compensation of Directors" in "Item 11. Executive Compensation" of this Form 10-K. There are no other arrangements or understandings between any member of the board of directors or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Each of our directors will serve until such person's successor is elected and qualified or until such person's death, resignation, or removal. Our board of directors has the power to appoint our officers. Each officer will hold office for the term determined by the board of directors and until such person's successor is chosen and qualified or until such person's death, resignation, or removal.

There are no arrangements or understandings between any of our executive officers and any other person pursuant to which he or she was selected to be an officer of the company. None of our officers hold an employment contract with the company or any of its subsidiaries, other than as discussed in "Item 11. Executive Compensation" of this Form 10-K.

There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

Our board of directors currently has an audit committee and a compensation committee. The composition, duties, and responsibilities of these committees are set forth in written charters that our board has adopted for each committee. During 2011, our board of directors held four regular meetings and four special meetings.

Audit Committee

Our audit committee currently consists of Messrs. Souleles (chair), Madigan, McDougall, McGowan, Mencoff, and Norton. Mr. Souleles is an "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K.

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

During 2011, our audit committee held four meetings.

During 2011, no officer or employee served as a member of the audit committee, except for Mr. McDougall, who is employed by the company to act as chairman of its board of directors. Mr. McDougall resumed membership on the audit committee in August 2009, after he served as chief executive officer of the company during the time period December 2008 to August 2009.

Compensation Committee

Our compensation committee currently consists of Messrs. Mencoff (chair), Souleles, Madigan, and McDougall. Messrs. Mencoff and Souleles have relationships with our equity sponsor, Madison Dearborn. As such, Messrs. Mencoff and Souleles may be indirect beneficiaries of the relationship between Madison Dearborn and us. For more information about these relationships, refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Form 10-K.

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

During 2011, our compensation committee held two regular meetings and two special meetings.

Compensation Committee Interlocks and Insider Participation

During 2011, no officer or employee served as a member of the compensation committee, except for Mr. McDougall, who is employed by the company to act as the chairman of its board of directors. See "Compensation of Directors" in "Item 11. Executive Compensation" of this Form 10-K for a description of Mr. McDougall's employment agreement. Messrs. Mencoff and Souleles each served as initial officers of the company when it was formed in 2004. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee, except that Mr. Carlile serves as a director of Forest Products Holdings, L.L.C.

Messrs. Mencoff and Souleles, both members of our compensation committee, have relationships with our equity sponsor, Madison Dearborn. From time to time, we may pay fees to Madison Dearborn for providing management, consulting, or other advisory services. As such, Messrs. Mencoff and Souleles may be indirect beneficiaries of the relationship between Madison Dearborn and us. For more information about these relationships, refer to "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Named Executive Officers

Our Named Executive Officers for 2011 and the positions they held with the company as of December 31, 2011, are:

Thomas E. Carlile - Chief Executive Officer
Wayne M. Rancourt - Senior Vice President, Chief Financial Officer, and Treasurer
Stanley R. Bell - President, Building Materials Distribution
Thomas A. Lovlien - President, Wood Products Manufacturing
John T. Sahlberg - Vice President of Human Resources, General Counsel, and Secretary

Throughout this "Item 11. Executive Compensation" the term "Named Executive Officer" is intended to refer to the individuals identified above. The term "Officer" is intended to refer to those persons holding the title of Vice President, Senior Vice President, President, or Chief Executive Officer, all of whom are identified in "Item 10. Directors, Executive Officers, and Corporate Governance."

Summary of Key Events and Drivers

During 2011, the compensation committee engaged Frederic W. Cook & Co. ("Frederic Cook") to undertake a general review of the base and incentive compensation of our Officers. No changes were made in 2011 to Named Executive Officer compensation as a result of the Frederick Cook review and due to the continuing depressed conditions in our product markets. The major compensation events affecting our Named Executive Officers during 2011 were as follows:

1. In February 2011, the compensation committee confirmed the long-term incentive plan (LTIP) awards for 2010 calculated under the terms of the plan and directed payment of the initial installment of the 2010 awards. In addition, in February 2011, Award Notices for the 2011 iteration of the plan were approved by the committee. In February 2012, the compensation committee confirmed the LTIP awards for 2011 calculated under the terms of the plan, directed payment of the initial installment of the 2011 awards, and approved the 2012 Award Notices under the plan.

2. In February 2011, the compensation committee approved award payments to our Named Executive Officers and other participants for amounts earned under our annual, short-term Incentive and Performance Plan (STIP) for the 2010 plan year. The committee also approved issuance by the company of Award Notices under the plan, which established the criteria for 2011 awards for our Named Executive Officers and other participants in the plan. In February 2012, the committee approved award payments to our Named Executive Officers and other participants for amounts earned under the STIP for the

2011 plan year and approved issuance of Award Notices under the plan, which establish the criteria for 2012 awards to our Named Executive Officers and other participants in the plan.

3. On September 30, 2011, the compensation committee authorized the entry into a three-year retention agreement for Mr. Carlile.

Executive Compensation Program Objective

Our compensation committee's overall objective for our Named Executive Officers' compensation is to establish a package that will:

•
Provide aggregate compensation that reflects the market compensation for executives with similar responsibilities with due adjustment to reflect the experience, performance, and other distinguishing characteristics of specific individuals.

•	Align compensation with the company's performance on both a short-term and long-term basis;

•	Link each Named Executive Officer's compensation to his performance and the areas for which he is responsible;

•	Attract, motivate, reward, and retain the broad-based management talent critical to achieving the company's business goals; and

•	Align the interests of our Named Executive Officers with those of our principal equity owners through their ownership of the company's management equity units.

What the Compensation Program Is Designed to Reward

The compensation program as a whole is designed to provide a base level of compensation that will attract and retain the broad-based management talent the compensation committee believes is essential to achieving the company's strategic objectives and to reward, with short-term and long-term compensation, performance by its Named Executive Officers that maintains and creates value for our equity investors. Although we anticipate that the specific details of our executive compensation and benefits may be altered from time to time to reflect economic conditions, changes in the market for executive talent, the company's business strategies, and regulatory changes, the overall objective of our compensation and benefits package will remain substantially the same over time.

Use of Market Data to Determine Amount and Allocation of Compensation

The compensation committee believes that an important criterion for the determination of the aggregate value of the company's compensation program and the allocation of such value among the various elements of its compensation plans is market data on the amounts, allocations, and structures utilized by similarly situated companies for positions of comparable responsibility.

Management and the compensation committee have historically utilized compensation and benefits surveys to ascertain market levels of aggregate compensation and the allocation of that compensation among specific compensation elements for its Named Executive Officers. Aggregate compensation and each of the major elements (base salary, STIP compensation, and LTIP compensation) for the company's Named Executive Officers had been targeted at the 50th percentile of the surveyed companies. However, the specific aggregate compensation (and the allocation thereof among the elements of such total compensation) paid to any of our Named Executive Officers may be below or above the 50th percentile target levels, depending on subjective judgments made by the compensation committee based on factors such as the specific Officer's tenure with the company and in his position, responsibilities that vary from the benchmark position, and historical performance in the job.

In 2011, the committee retained the services of Frederic Cook, a compensation consultant, to prepare a comprehensive analysis of the company's compensation packages for its Named Executive Officers and to compare the specific elements of compensation and the aggregate value with a group of peer companies selected by the consultant. The peer companies consisted of Ainsworth Lumber Co.; Associated Materials Incorporated; Beacon Roofing Supply, Inc.; BlueLinx, Inc.; Builders FirstSource, Inc.; Canfor Corporation; Eagle Materials, Inc.; International Forest Products Corporation; Louisiana-Pacific Corporation; Norbord Ltd.; Nortek, Inc.; Ply Gem Holdings, Inc.; Simpson Manufacturing Company, Inc.; Universal Forest Products, Inc.; and West Fraser Timber Co. Ltd. The compensation committee used the results of this study, along with the continuing depressed conditions in our product markets, to guide it in determining not to make any changes in Named Executive Officer compensation in 2011.

Executive Compensation Program Elements

The five elements of the company's executive compensation program are:

•	Base salary;

•	STIP;

•	Discretionary bonus awards;

•	LTIP; and

•	Other compensation and benefit plans.

Base Salary

The company provides a base salary to Officers to attract and retain talented and experienced individuals to provide management and leadership services to the company.

The committee customarily reviews base salaries for Named Executive Officers annually and at the time of promotions or other changes in responsibilities. Because of the continuing extreme adverse conditions in the company's product markets, the compensation committee has not approved a general wage increase for the Named Executive Officers in the years covered in this filing, but has approved the following changes to reflect promotions: a promotional increase was granted to Mr. Rancourt when he became Senior Vice President, Chief Financial Officer, and Treasurer in 2009, and one was granted to Mr. Carlile when he became Chief Executive Officer in 2009. The compensation committee arrived at the base salaries granted Mr. Carlile and Mr. Rancourt on the basis of a comparative analysis of the base salaries accorded their predecessors, along with their relative levels of experience and the current structure of the company, rather than a comprehensive review of new market data.

STIP

The STIP is designed to recognize and reward the contributions that Named Executive Officers and other participants have made to the company's annual performance. The plan does this by linking a portion of the annual cash compensation of each participant to performance measures that are expected to positively affect the company's annual financial performance. We offer this plan to encourage and reward conduct that will lead to better performance of our businesses as measured by the criteria used for determining award amounts. Each individual's participation in the plan, along with the criteria for calculation of the payout to such participant, is established annually by action of our compensation committee and communicated to the participants in a STIP Award Notification (Award Notice). After the end of each year, a determination of the amount payable under the plan on account of the year is made by the compensation committee and the resulting payments (Awards) are made to participants.

2011 STIP Compensation

For 2011, each of our Named Executive Officers participated in the STIP. The plan provided for Awards to be calculated as a percentage of base salary, based on the extent to which the financial goals and performance objectives were met during the year, and on the exercise of the compensation committee's discretion. The 2011 annual incentive Award targets for our Named Executive Officers were as follows:

Officer	Target as a Percentage of Base Salary

Thomas E. Carlile	100%

Wayne M. Rancourt	55%

Stanley R. Bell	55%

Thomas A. Lovlien	55%

John T. Sahlberg	45%

The actual Awards may be less than or greater than the target incentive amounts depending on the achievement of predetermined financial goals and performance objectives and the exercise of the compensation committee's discretion. Awards for each Officer ranges from a threshold of 25% of the target Award through a maximum of 225% of the target Award, depending on financial goals achieved for 2011. The dollar amount of the threshold, target, and maximum Award payable to each of our Named Executive Officers is set out in the table found under "Grants of Plan-Based Awards" in this "Item 11. Executive Compensation."

The annual financial goals required for each of our Named Executive Officers under our 2011 STIP were as follows:

Officer	Financial Criteria	Requirement For Threshold Payment $ or %	Requirement For Target Payment $ or %	Requirement For Maximum Payment $ or %

Thomas E. Carlile	100% Corporate EBITDA	5 million	40 million	125 million

Wayne M. Rancourt	100% Corporate EBITDA	5 million	40 million	125 million

Stanley R. Bell	25% Corporate EBITDA	5 million	40 million	125 million
	37.5% BMD Division EBITDA	10 million	25 million	70 million
	37.5% BMD Division PRONWC	1.0%	8.8%	23.5%

Thomas A. Lovlien	25% Corporate EBITDA	5 million	40 million	125 million
	75% Wood Products Division EBITDA	10 million	35 million	80 million

John T. Sahlberg	100% Corporate EBITDA	5 million	40 million	125 million

EBITDA means earnings before interest (interest expense and interest income), income taxes, and depreciation and amortization at the corporate or division level as indicated in the table above and adjusted in each case for special items. PRONWC means pretax return on net working capital. It is calculated by dividing Building Materials Distribution segment operating income by the segment's average net working capital reported as of each month-end during a 13-month period running from December 2010 through December 2011, adjusted in each case for special items. The compensation committee believes that EBITDA adjusted for special items represents a financial measure that closely approximates the value delivered by management to the company's equity owners and is a key measure of performance frequently used by the company's debt holders. The compensation committee included PRONWC as a portion of Mr. Bell's performance criteria because it reflects his division's control of its working capital, which is a critical financial measure in our distribution business.

At its meeting in February 2012, our compensation committee confirmed the payment to each of our Named Executive Officers of an Award that was calculated in accordance with the plan's metrics. The amounts approved by the committee for payment to each of the Named Executive Officers pursuant to the 2011 plan are reported in the column titled Non-Equity Incentive Plan Compensation in the Summary Compensation Table.

2012 STIP Compensation

At the compensation committee's meeting in February 2012, the committee approved the details of the company's 2012 STIP. No changes were made to the plan document or the methods for calculating the financial criteria to be used in determining each Named Executive Officer's Award under the plan. The annual financial goals required for each of our

Named Executive Officers under our 2012 STIP are as follows:

Officer	Financial Criteria	Requirement For Threshold Payment $ or %	Requirement For Target Payment $ or %	Requirement For Maximum Payment $ or %

Thomas E. Carlile	100% Corporate EBITDA	5 million	50 million	135 million

Wayne M. Rancourt	100% Corporate EBITDA	5 million	50 million	135 million

Stanley R. Bell	25% Corporate EBITDA	5 million	50 million	135 million
	37.5% BMD Division EBITDA	10 million	30 million	70 million
	37.5% BMD Division PRONWC	1.0%	11.3%	24.0%

Thomas A. Lovlien	25% Corporate EBITDA	5 million	50 million	135 million
	75% Wood Products Division EBITDA	10 million	40 million	90 million

John T. Sahlberg	100% Corporate EBITDA	5 million	50 million	135 million

As in past years, the committee reserves broad discretion to adjust the formula payout of the STIP based on its perception of the performance of the company relevant to market conditions prevailing during the plan period, along with other factors it deems relevant, including the company's performance compared with competitors and its ability to bear the cost of the payout.

2011 Bonus Payments

From time to time, the company may elect to grant a discretionary bonus to one or more of the Officers or other employees to recognize and reward exemplary performance providing value to the company that is not recognized by the structure of the company's STIP. These bonus payments are not governed by any formal plan, and no Officer has any contractual entitlement or expectation of any such payment. The amount and timing of the grant of any such bonus to Named Executive Officers are determined by the compensation committee at its sole discretion. No ad hoc bonuses were paid to any of our Named Executive Officers as compensation for 2011.

Long-Term Incentive Compensation (Management Equity Plan and LTIP)

We have two long-term incentive plans that are included in the compensation information for our Named Executive Officers: the Management Equity Plan (MEP) and the 2010 and 2011 LTIPs. The MEP ended on December 31, 2010, as discussed below, and so no Named Executive Officer received any compensation from the plan in 2011.

MEP

Our principal equity owner is a private equity fund managed by Madison Dearborn Partners, LLC (MDP). MDP believes that the senior management of its portfolio companies should hold a personally significant interest in the equity of the portfolio company and maintain that ownership throughout the period of MDP's ownership of the portfolio company. The purpose of this requirement is to maintain a close alignment between the interests of MDP, as the principal equity owner of the portfolio company, and the interests of the company's senior management. The terms of these arrangements are structured uniquely to fit the conditions of each portfolio company, but the overriding philosophy is to encourage investment by key managers in the enterprise so their interests are aligned with those of MDP.

MDP implemented its management investment philosophy in our case through the creation of the MEP. The compensation committee believes the MEP aligns the interests of the Named Executive Officers and other management investors (the Management Investors) with those of the company's equity investors. Under the terms of the MEP, each Named Executive Officer has made a personally significant investment in the company. With limited exceptions described below, he or she may be required to maintain that investment or interest for the same term as MDP maintains its investment in the company.

Shortly after the completion of our acquisition of the forest products and paper assets of OfficeMax (the Forest

Products Acquisition), Forest Products Holdings, L.L.C. (FPH) offered an opportunity to purchase its Series B equity units to each of 171 of the Management Investors. The Series B equity units were priced at $1.00 per unit, which was the same price paid by MDP for its investment in FPH made to fund the acquisition. If a Management Investor elected to purchase Series B equity units (which all of our Named Executive Officers and substantially all of the other offerees elected to do), he or she was also awarded a grant of the FPH Series C equity units. The Series B equity units are the voting common equity units of FPH. The Series C equity units are nonvoting equity units of FPH, which share in the appreciation in the value of FPH only after the holders of the Series B equity units have recovered a specified participation threshold. The participation threshold for Series C units issued in 2004 was $1.00 per outstanding Series B unit.

In 2006 and 2009, an additional award of Series C equity units was made to a limited group of individuals, including two of our directors. The participation threshold of our 2006 and 2009 Series C units to the outstanding Series B unit are $2.00 and $1.30, respectively.

As a result of employment terminations due principally to business unit divestitures and retirements, our Series B and Series C management equity units are held by 52 of our key managers (as of January 1, 2012). The FPH Series B and Series C equity units currently held by our Named Executive Officers are disclosed in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K.

The 2004 and 2006 purchases and awards (and the subsequent ownership of the FPH Series B and Series C equity units so purchased or awarded) are governed by a series of Management Equity Agreements between FPH, MDP, and each of the Management Investors, which collectively constitute our MEP.

The MEP contains many of the features typical of an investor rights agreement for a closely held company. The material terms of the MEP are:

1.
The Management Investor is not permitted to sell or otherwise transfer his or her equity units governed by the agreement except in connection with estate planning activities (in which case, the equity units remain subject to the plan) and in connection with implementation of the liquidity features described below.

2.
The Management Investor is required to sell his or her units in connection with a sale of FPH approved by MDP and may require that MDP cause a purchaser of all or any portion of the FPH equity units held by MDP to include in its purchase of MDP's equity units the equity units of each of the Management Investors (or the applicable proportion thereof in the case of a purchase of less than all of the FPH equity units) at the same price and on the same terms as are provided to MDP (with due allowance for the relevant participation thresholds applicable to Series C equity units).

3.
FPH may, but is not required to, purchase from the Management Investor his or her equity units upon termination of the Management Investor's employment with the company (or service on the board of directors) at a formula price intended to approximate the fair market value of the equity units being repurchased (with due allowance for the relevant participation threshold applicable to Series C equity units). The company's current policy is that it does not repurchase the units of a Management Investor who leaves the company except where such repurchase is required of it by the terms of the MEP. A Management Investor may require the company to exercise its option to repurchase his or her equity units upon termination of employment with the company (or service on its board of directors) only if such termination arises from either (i) the death or permanent disability of the Management Investor or (ii) the sale of a division of the company.

4.
Series B units vested over a five-year period, which ended on December 31, 2009. With regard to Series C units held by Named Executive Officers, 81.45% of those units were subject to a time-vesting requirement, which was fully satisfied on December 31, 2010. The remaining Series C units were subject to a performance-vesting formula, satisfaction of which was to be calculated as of December 31, 2010. None of the Series C performance units met their performance-vesting requirements, and accordingly, they were all forfeited at year-end 2010. The number of Series B and Series C units held by each of our Named Executive Officers is disclosed in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." All such units are now fully vested. In contrast to many public company equity compensation plans, vesting does not, under our plan, necessarily create a liquidity opportunity for the Management Investor. Its only effect is on the valuation formulas that may be used when and if a liquidity event occurs.

LTIP

In October 2009, our compensation committee adopted our LTIP. The terms of the LTIP contemplate the annual grant to participants by the company of an opportunity to earn a cash Award conditioned upon achievement of specified financial goals. The plan provides that the identity of participants and the terms under which each year's Award are to be calculated and paid shall be set by the compensation committee and communicated to participants in an Award Notice with the resulting payments to be calculated by the compensation committee once the company's performance against the relevant financial criteria is determined.

In February 2011, the compensation committee approved Award Notices under the LTIP for a group of the company's senior managers, including each of its Named Executive Officers. The Award Notices enabled each such Officer an opportunity to earn a cash Award determined on the basis of a target percentage of the Officer's base salary (as specified in the Award Notice) and the company's 2011 achievement against corporate EBITDA goals set forth in the Award Notice. Awards for each Officer ranges from a threshold of 50% of the target Award through a maximum of 200% of the target Award, depending on corporate EBITDA achieved for 2011. Although the amount of the Award was determined on the basis of the company's 2011 financial performance, the resulting Award will be paid in three equal installments, which will be payable no later than March 15, 2012, 2013, and 2014. To earn each installment of the Award, a participant must remain an employee of the company through December 31 of the year preceding the due date of the payment, provided that participants who are retirement eligible and who in fact retire prior to such vesting dates will nonetheless be treated as fully vested in all three installments. If in any plan year the company and its service providers are subject to the provisions of Internal Revenue Code Section 457A, participants who meet the plan's definition of "retirement eligible" will receive an accelerated distribution (the Section 457A Accelerated Payment) equal to 40% of the deferred installments of the Award for such plan year. The purpose of this accelerated payment of a portion of the deferred installments is to enable such participants to pay taxes on the imputed income for the deferred installments, which Internal Revenue Code Section 457A imposes on the deferred installments. Plan participants are retirement-eligible if they are: 1) age 62 or older and have ten years of service or 2) are age 65 or older.

In considering the LTIP and the 2011 Award Notices, the compensation committee recognized that management's ownership of Series B and Series C units under the Management Equity Plan will continue to provide an incentive that aligns management's interests with those of the company's equity owners. However, it also recognized that with the expiration of the vesting provisions of that structure, an additional long-term incentive component was required to maintain competitive compensation levels, provide a retention incentive, and provide adequate alignment of management's and equity holders' interests.

The target Awards for 2011, expressed as a percentage of base salary, for each of our Named Executive Officers, are disclosed in the table below:

Officer	Target Award as a Percentage of Base Salary

Thomas E. Carlile	100%
Wayne R. Rancourt	50%
Stanley R. Bell	50%
Thomas A. Lovlien	50%
John T. Sahlberg	40%

The annual financial goals required for each of our Named Executive Officers under our 2011 LTIP were as follows:

Officer	Financial Criteria	Requirement For Threshold Payment $	Requirement For Target Payment $	Requirement For Maximum Payment $

Thomas E. Carlile	100% Corporate EBITDA	10 million	50 million	130 million

Wayne M. Rancourt	100% Corporate EBITDA	10 million	50 million	130 million

Stanley R. Bell	100% Corporate EBITDA	10 million	50 million	130 million

Thomas A. Lovlien	100% Corporate EBITDA	10 million	50 million	130 million

John T. Sahlberg	100% Corporate EBITDA	10 million	50 million	130 million

EBITDA means earnings before interest (interest expense and interest income), income taxes, and depreciation and amortization as indicated in the table above and adjusted in each case for special items. The compensation committee believes that EBITDA adjusted for special items represents a financial measure that closely approximates the value delivered by management to the company's equity owners and is a key measure of performance frequently used by the company's debt holders.

In February 2012, Awards, calculated in accordance with the metrics of the LTIP and the 2011 Award Notices and the company's 2011 financial performance, were confirmed by the compensation committee, and payments of initial installments of such 2011 Awards were authorized. In addition, payments of Section 457A Accelerated Payments to two Named Executive Officers who were retirement-eligible were authorized. The amount of such payment authorized for each Named Executive Officer is disclosed in the column titled "Non-Equity Incentive Plan Compensation" in the "Summary Compensation Table" and the explanatory footnote to such column.

2012 LTIP

At the compensation committee's meeting in February 2012, the committee approved the details of the company's 2012 LTIP Award Notices. No changes were made to the plan document or the methods for calculating the financial criteria to be used in determining each Named Executive Officer's Award under the plan. The annual financial goals required for each of our Named Executive Officers under our 2012 LTIP are as follows:

Officer	Financial Criteria	Requirement For Threshold Payment $	Requirement For Target Payment $	Requirement For Maximum Payment $

Thomas E. Carlile	100% Corporate EBITDA	10 million	60 million	150 million

Wayne M. Rancourt	100% Corporate EBITDA	10 million	60 million	150 million

Stanley R. Bell	100% Corporate EBITDA	10 million	60 million	150 million

Thomas A. Lovlien	100% Corporate EBITDA	10 million	60 million	150 million

John T. Sahlberg	100% Corporate EBITDA	10 million	60 million	150 million

As in past years, the compensation committee reserves broad discretion to adjust the formula payout of the LTIP based on its perception of the performance of the company relevant to market conditions prevailing during the plan period, along with other factors it deems relevant, including the company's performance compared with competitors and its ability to bear the cost of the payout.

Other Compensation and Benefit Plans

The company's Named Executive Officers receive additional compensation in the form of payments, allocations, or accruals under various other compensation and benefit plans. These plans and benefits, which are described below, are provided to ensure that we are providing an aggregate compensation and benefits package that is competitive in the marketplace, thereby ensuring that we can attract and retain the management talent needed to achieve the company's strategic objectives.

Defined Benefit Pension Benefits

We maintain a frozen defined benefit pension plan, referred to as the Salaried Pension Plan (SPP), as well as frozen supplemental pension plans for certain salaried employees, including each of the Named Executive Officers.

Our SPP entitles each vested employee to receive an annual pension benefit at normal retirement age equal to 1.25% of the average of the highest five consecutive years of compensation out of the last ten years of employment through December 31, 2009, multiplied by the participant's years of service through December 31, 2003, plus 1% of the average of such benchmark compensation level multiplied by the participant's years of service from December 31, 2003, through December 31, 2009. Under the SPP, "compensation" is defined as the employee's taxable base salary plus any taxable amounts earned under our annual variable incentive compensation programs. Benefits are computed on a straight-line annuity basis and are not offset by Social Security or other retirement-type benefits. An employee is 100% vested in his or her pension benefit after five years of unbroken service. Our compensation committee froze the company's salaried pension plans effective December 31, 2009. Accordingly, no further benefits have been earned under this plan since that date.

If prior to the freezing of the SPP, an employee earned income in excess of the limits provided under the Internal Revenue Code for qualified plans, or if income was deferred under the company's deferred compensation plan and not taxed (and therefore not counted for purposes of the benefit amount calculation under the qualified SPP), the excess benefits will be paid from the company's general assets under our unfunded, nonqualified Supplemental Pension Plan (SUPP). Because the benefit definition in the SUPP is derivative of that contained in the SPP described above, the benefit freeze adopted for the qualified plan at year-end 2009 effected a similar freeze in further benefit accruals as of such date under the SUPP.

Under our unfunded, nonqualified Supplemental Early Retirement Plan (SERP), an Officer is eligible for benefits under the plan if he or she: (i) was an Officer of OfficeMax immediately prior to Madison Dearborn Partners' acquisition of the forest products and paper assets from OfficeMax (the Forest Products Acquisition); (ii) is 55 years old or older (or 58 years old or older for Officers elected on or after June 1, 2004, and before October 29, 2004); (iii) has ten or more years of service; (iv) has served as an Officer for at least five full years; and (v) retires before the age of 62. Eligible Officers retiring prior to age 62 receive an early retirement benefit from the SERP which, in combination with their benefit under the SPP and the SUPP, equals the benefit calculated under the SPP and the SUPP without reduction due to the Officer's early retirement. Because the benefit definition in the SERP is derivative of that contained in the SPP described above, the benefit freeze adopted for the qualified plan at year-end 2009 effected a similar freeze in further benefit accruals as of such date under the SERP. Benefits payable under the SERP are offset in part by benefits payable under a similar plan maintained by OfficeMax. Messrs. Carlile and Lovlien are currently eligible for early retirement under the SERP. Mr. Rancourt will become eligible for benefits under the SERP when he reaches age 58. Mr. Bell's age permits him to retire with unreduced benefits under our SPP and the SUPP, and accordingly, he does not participate in the SERP.

Changes in the aggregate defined benefit pension present values for each of our Named Executive Officers are disclosed in footnote 4 to the "Summary Compensation Table," and the present value of accumulated benefits at December 31, 2011, under each such plan is disclosed with respect to each Named Executive Officer in the table found under the heading "Pension Benefits" of "Compensation Discussion and Analysis."

401(k) Plan

The company maintains a 401(k) defined contribution savings plan for all of its U.S. salaried employees, including its Named Executive Officers. Under the plan, eligible employees electing to participate may contribute up to 50% of their pretax income, subject to Internal Revenue Service (IRS) rules limiting an individual's total contributions and the application of IRS tests designed to ensure that the plan does not discriminate in favor of highly compensated employees.

Since March 1, 2010, the company has provided a contribution to each salaried employee's 401(k) account for each pay period in an amount equal to 4% of the employee's eligible wages (base salary and short-term incentive compensation) for such period. In addition, in years in which the company's EBITDA exceeds specified targets, the company will contribute an additional amount to each employee's 401(k) account, which will be up to 4% of the employee's eligible wages, depending on the affected employee's number of service years. Amounts in excess of IRS annual limitations on company contributions to qualified defined contribution retirement plans are paid to participants as taxable cash compensation. All of our Named Executive Officers participate in the plan.

Amounts deferred under this plan by Named Executive Officers are included in the salary disclosure in the "Summary Compensation Table," and amounts contributed to the account of a Named Executive Officer under the plan are included in the "All Other Compensation" disclosure in the "Summary Compensation Table."

Nonqualified Deferred Compensation

Our Deferred Compensation Plan is an unfunded nonqualified defined contribution plan that was closed to further participation on December 31, 2009, as discussed below. Under the plan, participating employees irrevocably elected each year to defer receipt of a portion of their base salary and incentive compensation. A participant's account is credited with imputed interest at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. Participants may receive payment of their deferred compensation plan balance in a lump sum or in monthly installments over a specified period of years following the termination of their employment with the company. Each of our Named Executive Officers is a participant in our Deferred Compensation Plan.

During 2009, management determined that the Deferred Compensation Plan was affected by the company's status as a disqualified entity under Internal Revenue Code Section 457A. As a result, the committee voted to modify the Deferred Compensation Plan to provide that for so long as the company remains a disqualified entity under Section 457A, no further compensation deferrals will be made under the plan. The company has determined that it remains a disqualified entity for 2011 and has no expectation that such status will change in 2012. As a result, no further compensation was credited by the company to participant accounts during 2011, except for earnings on account balances as they existed on January 1, 2011.

Amounts deferred under this plan by, or contributed to the account under the plan in years prior to the suspension of deferrals and contributions because of Internal Revenue Code Section 457A, any of our Named Executive Officers are disclosed in the "Summary Compensation Table."

Agreements With, and Potential Payments to, Named Executive Officers

The company does not have employment agreements with any of its Named Executive Officers other than the limited agreements described below:

Severance Agreements With Messrs. Carlile, Rancourt, Bell, Lovlien, and Sahlberg

The company is a party to severance agreements with each of its Named Executive Officers entered into in February 2008, including Messrs. Carlile, Rancourt, Bell, Lovlien, and Sahlberg. The severance agreements are effective for three years, provided that on the second anniversary and each anniversary thereafter, the term of each severance agreement is automatically extended for an additional year unless the company gives 60 days' prior notice stating otherwise. Notice was not given prior to the anniversary date in February 2011. Accordingly, the term of such agreements has now been extended to February 22, 2013.

The severance agreements provide that in the event of a "qualifying termination" (meaning any termination with the exception of (i) a termination by the company for cause or disability, (ii) a termination by the employee other than for good reason, or (iii) termination as a result of the employee's death), an employee will be entitled to receive (a) his or her full base salary through the date of termination, a short-term incentive plan payment for the year of termination based on the plan's actual payout for the year and prorated to reflect the portion of the year expired, and all other compensation to which he or she is then entitled; (b) a lump-sum severance payment equal to one or two times the sum of such employee's annual base salary plus target annual incentive bonus for the year in which the termination occurs; and (c) a lump-sum amount equal to the value of such employee's unused and accrued time off, less any advanced time off. Additionally, the severance agreements provide, in the event of a qualifying termination, for full maintenance of healthcare and insurance benefits for a period of 12 or 18 months following the termination date (subject to payment of required contributions), payment of the premium under the company's Supplemental Life Plan for 12 or 24 months following the termination date, and if applicable, receipt of the monthly benefit that such employee would have been entitled to receive under the SERP. The higher levels of severance benefits are reserved for those Named Executive Officers at the level of senior vice president and higher (Messrs. Carlile, Rancourt, Bell, and Lovlien).

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

Retention Agreements With Messrs. Bell, Lovlien, and Carlile

In August 2009, the company entered into Retention Award Agreements with Messrs. Bell and Lovlien. Each of these agreements provides that the Officer may, by maintaining his employment with the company through a specified vesting date, earn a cash Award equal to his base salary at the time of vesting of the award. The vesting date specified in the agreements is October 31, 2011, for Mr. Bell and December 31, 2012, for Mr. Lovlien. Each agreement provides that if the individual's employment terminates prior to the vesting date due to death or permanent disability, a prorated award will vest on and be payable within 90 days after such termination and that if employment is terminated due to a sale of the company or of the division which such Officer heads, or for reasons other than a disciplinary reason, the full amount of the award will vest upon such termination and be payable within 90 days thereafter. Mr. Bell's agreement expired on October 31, 2011, and he was paid under the terms of that agreement, as shown in the "Bonus" column in the "Summary Compensation Table" of this Item 11.

In September 2011, the company entered into a three-year Retention Award Agreement with Mr. Carlile. The terms of Mr. Carlile's agreement were the same as the October 2009 retention agreements detailed above, with the exceptions that Mr. Carlile's agreement runs through September 30, 2014, and the agreement provides he receive an additional payment equal to his average STIP payouts over the three years prior to the vesting date of the agreement.

Salaried Employee Life Insurance Plan and Supplemental Life Plan

The company maintains two plans under which company-paid life insurance is made available to its Officers. Under its Salaried Employee Life Insurance Plan, the company provides, at its expense during each salaried employee's period of employment, life insurance in an amount equal to the employee's base salary. Messrs. Rancourt and Sahlberg participate in this plan.

Messrs. Carlile, Bell, and Lovlien participate in our Officers' Supplemental Life Plan, under which a company-paid life insurance benefit during employment is provided in an amount equal to two times the Officer's base salary. The plan also provides a postretirement life insurance benefit for such Officers equal to one times their final base salary.

Amounts paid by the company for the coverage provided to each of our Named Executive Officers is reported in the column titled "All Other Compensation" in the "Summary Compensation Table."

Compensation Committee Report

Our compensation committee has reviewed and discussed with our management the Compensation Discussion and Analysis set forth above. Based on the review and discussion, our compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2011.

By the compensation committee:

Samuel M. Mencoff, Chair

John W. Madigan

Thomas S. Souleles

Duane C. McDougall

Summary Compensation Table

The following table presents compensation information for Messrs. Carlile, Rancourt, Bell, Lovlien, and Sahlberg for 2011, 2010, and 2009, to the extent each of them served as one of our Named Executive Officers during each of such years:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Non-Equity Incentive Plan Compen- sation ($)(3)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)(4)	All Other Compen- sation ($)(5)	Total ($)

Thomas E. Carlile	2011	$700,000	$—	$577,500	$325,949	$88,676	$1,692,125
Chief Executive Officer	2010	700,000	—	1,060,500	134,104	49,218	1,943,822
	2009	550,000	—	—	210,543	28,901	789,444

Wayne M. Rancourt	2011	350,000	—	151,725	201,587	24,734	728,046
Senior Vice President, Chief	2010	350,000	—	287,700	97,789	13,464	748,953
Financial Officer, and Treasurer	2009	303,125	—	—	136,135	8,415	447,675

Stanley R. Bell	2011	420,000	420,000	194,828	173,524	37,199	1,245,551
President, Building Materials	2010	420,000	—	326,954	53,570	29,462	829,986
Distribution	2009	420,000	—	163,505	136,941	45,041	765,487

Thomas A. Lovlien	2011	420,000	—	182,070	260,721	46,156	908,947
President, Wood Products	2010	420,000	—	428,400	185,453	30,928	1,064,781
Manufacturing	2009	420,000	—	—	239,331	28,847	688,178

John T. Sahlberg	2011	300,000	—	105,300	142,520	35,786	583,606
Vice President, Human Resources and General Counsel
_______________________________________

(1)
Includes amounts deferred under our savings plan and, in 2009, our Deferred Compensation Plan. See "401(k) Plan" and "Nonqualified Deferred Compensation" under "Other Compensation and Benefit Plans" in the "Compensation Discussion and Analysis" for a description of these plans.

(2)	Represents the payout of Mr. Bell's Retention Agreement.

(3)
Represents total of (i) payments of Awards under our STIP for each year reported on and (ii) payments of Awards under our 2010 and 2011 LTIPs. The specific financial goals and performance objectives at corporate and business unit levels of the STIP and the LTIP are described under "STIP" and "Long-Term Incentive Compensation (Management Equity Plan and LTIP)" in the "Compensation Discussion and Analysis." The amounts reported in this column include amounts deferred under our savings plan and, in 2009, Deferred Compensation Plan. See "401(k) Plan" and "Nonqualified Deferred Compensation" under "Other Compensation and Benefit Plans" in the "Compensation Discussion and Analysis" for a description of these plans.

The Awards paid or to be paid to each of the Named Executive Officers for 2011 under the two plans covered by this column were as follows:

Name	STIP	LTIP(a)

Thomas E. Carlile	$294,000	$283,500
Wayne M. Rancourt	80,850	70,875
Stanley R. Bell	81,428	113,400
Thomas A. Lovlien	97,020	85,050
John T. Sahlberg	56,700	48,600

(a)
Under the terms of the 2011 LTIP, participants were paid only one-third of the 2011 Award in 2012, with the balance of the Award to be paid in equal installments by March 15 of 2013 and 2014, if they meet a vesting requirement that requires them to remain employed through the end of 2012 and 2013. Amounts awarded for 2010 and 2011 to Mr. Bell were not subject to the delayed vesting requirement because he met the requirements for retirement-eligible status under the plan. Consequently, Mr. Bell's total LTIP award for 2011 is reflected in the column. See the description of the plan under "Long-Term Incentive Compensation (Management Equity Plan and LTIP)" of the "Compensation Discussion and Analysis."

(4)    Amounts disclosed in this column include the following:

Name	Year	Change in Pension Value(a)	Nonqualified Deferred Compensation Earnings(b)

Thomas E. Carlile	2011	$318,365	$7,584
	2010	126,683	7,421
	2009	199,065	11,478

Wayne M. Rancourt	2011	197,498	4,089
	2010	93,788	4,001
	2009	129,962	6,173

Stanley R. Bell	2011	156,995	16,529
	2010	37,396	16,174
	2009	112,840	24,101

Thomas A. Lovlien	2011	251,962	8,759
	2010	176,882	8,571
	2009	226,186	13,145

John T. Sahlberg	2011	136,744	5,776

(a)
Pension benefits for officers are frozen and no additional benefits are being earned. The changes reported in this column reflect the changes in actuarial assumptions that increase the present value of their benefits under all pension plans established by the company using interest rate and mortality rate assumptions consistent with those used in the company's financial statements, including amounts which were distributed to such Officers during 2009 pursuant to amendments made to the SUPP and the SERP, which provided for distribution in December 2009 of amounts earned by participants in the SUPP and the SERP during 2009 to the extent such amounts were taxable pursuant to Internal Revenue Code Section 457A.

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

Name	Above-Market Earnings Refunded in 2009

Thomas E. Carlile	$1,028

Wayne M. Rancourt	572

Stanley R. Bell	1,327

Thomas A. Lovlien	1,076

For more information concerning the pension plans and deferred compensation plans in which our Named Executive Officers participate, see "Defined Benefit Pension Benefits" and "Nonqualified Deferred Compensation" under "Other Compensation and Benefits Plans" in "Compensation Discussion and Analysis."

(5)	Amounts disclosed in this column include the following:

Name	Year	Company Contributions to Savings Plans(a)	Company-Paid Portion of Executive Officer Life Insurance(b)	Reportable Perquisites(c)	Tax Reimbursements, Gross-Ups and Other(d)

Thomas E. Carlile	2011	$62,774	$21,240	$—	$4,662

Wayne M. Rancourt	2011	23,260	836	—	638

Stanley R. Bell	2011	25,500	10,564	—	1,135

Thomas A. Lovlien	2011	31,238	13,962	—	956

John T. Sahlberg	2011	18,997	1,529	20,652	51

(a)
See "401(k) Plan" under "Other Compensation and Benefit Plans" in "Compensation Discussion and Analysis" for a description of this plan. Amounts included in the contributions reported in this column that exceeded IRS annual limitations on company contributions to qualified defined contribution retirement plans were paid to the Named Executive Officer as taxable cash compensation.

(b)
See "Salaried Employee Life Insurance Plan and Supplemental Life Plan" under "Other Compensation and Benefit Plans" in "Compensation Discussion and Analysis" for a description of the company-paid life insurance plans under which these costs were incurred.

(c)
The company's costs for various perquisites provided to our Named Executive Officers are not reflected if they were less than $10,000 in total. Mr. Sahlberg was given an Excellence Award, as well as a club membership.

(d)	The company provides a tax gross-up on the actual amount of the $5,000 annual allowance for tax advice and planning.

Grants of Plan-Based Awards

Equity Awards

None of our Named Executive Officers received a grant of equity interests during 2011.

Non-Equity Awards

	Estimated Future Payouts Under Grants of Plan-Based Awards
Name	Board Approval Date	Grant Date	Threshold	Target	Maximum

Thomas E. Carlile
STIP(1)	2/23/2011	3/31/2011	$175,000	$700,000	$1,575,000
2011 LTIP(2)	2/23/2011	3/31/2011	350,000	700,000	1,400,000

Wayne M. Rancourt
STIP(1)	2/23/2011	3/31/2011	48,125	192,500	433,125
2011 LTIP(2)	2/23/2011	3/31/2011	87,500	175,000	350,000

Stanley R. Bell
STIP(1)	2/23/2011	3/31/2011	57,750	231,000	519,750
2011 LTIP(2)	2/23/2011	3/31/2011	105,000	210,000	420,000

Thomas A. Lovlien
STIP(1)	2/23/2011	3/31/2011	57,750	231,000	519,750
2011 LTIP(2)	2/23/2011	3/31/2011	105,000	210,000	420,000

John T. Sahlberg
STIP(1)	2/23/2011	3/31/2011	33,750	135,000	303,750
2011 LTIP(2)	2/23/2011	3/31/2011	60,000	120,000	240,000

_______________________________________

(1)
Reflects the potential threshold, target, and maximum incentive Awards for the Named Executive Officers possible for 2011 under our STIP. For further information on the terms of these incentive Awards, refer to "STIP" and "Long-Term Incentive Compensation (Management Equity Plan and LTIP)" in "Compensation Discussion and Analysis." The Named Executive Officers' actual incentive Awards earned in 2011 are disclosed in footnote 3 to the "Non-equity Incentive Plan Compensation" column of the "Summary Compensation Table." All Awards earned under this plan were paid in February 2012.

(2)
Reflects the potential threshold, target, and maximum incentive Awards for the Named Executive Officers possible for 2011 under our 2011 LTIP. For further information on the terms of these incentive Awards, refer to “Long-Term Incentive Compensation (Management Equity Plan and LTIP)" in "Compensation Discussion and Analysis." The Named Executive Officers' actual incentive Awards earned in 2011 under this Plan are disclosed in footnote 3 to the "Non-Equity Incentive Plan Compensation" column of the "Summary Compensation Table." One-third of each Award earned under this plan for 2011 was paid in February 2012. The right to each of the two remaining one-third installments of such Awards will vest at year-end 2012 and year-end 2013 if the participant receiving the Award remains employed by the company through such date. Such deferred installments will be payable on or before March 15, 2013, and March 15, 2014, respectively. In addition, Mr. Bell was retirement-eligible under the terms of the plan and, accordingly, was fully vested in his Award at year-end 2011. The plan provided for an accelerated payment to him of 40% of the deferred installments of the Award, which was paid to him concurrently with the first installment of his Award. One-half of this additional current payment will be offset against each of the deferred installments when they become due. See the description of this plan in "LTIP" in "Long-Term Incentive Compensation (Management Equity Plan and LTIP)" in "Compensation Discussion and Analysis."

Outstanding Equity Awards at Fiscal Year-End

All outstanding equity awards held by our Named Executive Officers were fully vested as of year-end, and no further grants of equity awards were made during 2011. For further information concerning the operation of our Management Equity Plan, see "MEP" in "Long-Term Incentive Compensation (Management Equity Plan and LTIP)" in "Compensation Discussion and Analysis."

Options Exercised and Stock Vested

No MEP shares vested in 2011.

Pension Benefits

Pension benefits for officers are frozen and no additional benefits are being earned. The following table reflects the present value of accumulated benefits payable to Messrs. Carlile, Rancourt, Bell, Lovlien, and Sahlberg, including the number of years of service credited to each of them under our defined benefit pension plans. No amounts were distributed to any of them during 2011 under the SPP, the SUPP, and the SERP. Mr. Sahlberg and Mr. Bell do not participate in the SERP. For more information concerning our pension plans, see "Defined Benefit Pension Benefits" under "Other Compensation and Benefit Plans" in "Compensation Discussion and Analysis."

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)

Thomas E. Carlile	Salaried Pension Plan	37	1,527,098
	SUPP	37	1,280,093
	SERP	37	530,860

Wayne M. Rancourt	Salaried Pension Plan	25	442,467
	SUPP	25	145,509
	SERP	25	263,289

Stanley R. Bell	Salaried Pension Plan	39	1,975,505
	SUPP	39	1,388,393

Thomas A. Lovlien	Salaried Pension Plan	31	853,301
	SUPP	31	639,463
	SERP	31	726,300

John T. Sahlberg	Salaried Pension Plan	27	825,541
	SUPP	27	158,044
_______________________________________

(1)	Number of years credited service for Messrs. Carlile, Rancourt, Bell, Lovlien, and Sahlberg include amounts attributable to employment with OfficeMax prior to the Forest Products acquisition.

(2)
These values were calculated on the same basis and using the same assumptions used in the company's financial statements except that the assumed retirement age for Messrs. Carlile, Rancourt, and Lovlien were the later of their current age or the earliest age at which they could qualify for retirement under the SERP. See Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Nonqualified Deferred Compensation

Due to the application of Internal Revenue Code Section 457A to the company during 2011, no deferrals were made under the plan, and no company contributions were made to the plan during the year. Earnings on preexisting plan balances continued to accrue during 2011 in accordance with the terms of the plan. No withdrawals or distributions were made from the plan by any of our Named Executive Officers during 2011. Aggregate earnings and year-end plan balances for each of our Named Executive Officers are disclosed in the table below:

Name	Aggregate Earnings in Last FY ($)(1)	Aggregate Balance at FYE ($)

Thomas E. Carlile	23,656	374,915

Wayne M. Rancourt	12,753	202,111

Stanley R. Bell	51,554	817,055

Thomas A. Lovlien	27,321	432,997

John T. Sahlberg	18,051	264,803
_______________________________________

(1)	The above-market portion of these amounts is included in the 2011 "Change in Pension Value and Nonqualified Deferred Compensation Earnings" column of the "Summary Compensation Table."

For more information concerning our nonqualified deferred compensation plan, see "Nonqualified Deferred Compensation" under "Other Compensation and Benefit Plans" in "Compensation Discussion and Analysis."

Potential Payments Upon Termination or Change in Control

The following tables reflect an estimate of the compensation the company would have been required to pay to each of its Named Executive Officers under the compensation plans, contracts, agreements, and arrangements between each such individual and the company for:

•	Voluntary termination with good reason;

•	A change in control without adoption of a replacement plan;

•	Involuntary termination without cause;

•	For cause termination or voluntary termination without good reason;

•	Termination as a result of sale of a division;

•	Death; or

•	Disability

The amounts shown assume that such termination or change in control was effective as of December 31, 2011. The actual amounts the company would have been required to pay on other dates may only be determined at the time of separation from the company or the change in control and will accordingly vary from those disclosed here, which are based on a hypothetical December 31, 2011, termination. Our paid vacation is earned on a current basis ratably throughout each payroll year. Earned and unused amounts at year-end are forfeited to the extent they exceed a maximum permitted carry-over of 80 hours. The amounts disclosed here do not include amounts earned by the Named Executive Officer through that time as base salary, any bonuses approved by the compensation committee prior to that date, and payments earned prior to that date as 2011 Awards earned pursuant to our STIP or current installments of 2011 Awards under our 2011 LTIP because neither their amount nor the timing of their payment is affected by the fact or the nature of the termination of employment. In addition, the disclosure does not include amounts payable pursuant to the 401(k), deferred compensation, or pension plans, which are disclosed elsewhere in this "Item 11. Executive Compensation." Disclosure of amounts earned during 2011 as base salary, bonuses, and Awards under the 2011 STIP may be found in the "Summary Compensation Table." Pension benefits and deferred compensation arrangements are described under the headings "Pension Benefits" and "Nonqualified Deferred Compensation" of this "Item 11. Executive Compensation," respectively. The amounts disclosed do include future installments of Awards earned under the 2011 LTIP, to the extent vesting of such future installments is accelerated by the circumstances of the termination. If, and to the extent, the payment of the future installment under such plan remains deferred, such deferral is noted.

The availability of severance payments and continued healthcare and insurance benefits beyond termination of employment is contractually conditioned for each of our Named Executive Officers on their provision to the company of a release of claims arising from their employment and the termination thereof and their performance of contractual confidentiality, nonsolicitation, and nondisparagement obligations contained in their employment or severance agreements with the company as well as payment of applicable contributions for healthcare and insurance benefits. The payments described in the tables and textual materials that follow are provided for, with respect to Messrs. Lovlien and Carlile, by the terms of their Severance Agreements and their Retention Award Agreements with the company; with respect to Messrs. Bell, Rancourt, and Sahlberg, by their Severance Agreements with the company; and for all such Named Executive Officers, by the terms of the Management Equity Plan and the LTIP. For a description of these contractual arrangements, see "Long-Term Incentive Compensation (Management Equity Plan and LTIP) and "Agreements With, and Potential Payments to, Named Executive Officers" in "Compensation Discussion and Analysis."

Thomas E. Carlile

Benefit	Voluntary Termination With Good Reason	Change in Control	Involuntary Termination Without Cause	For-Cause Termination or Voluntary Termination Without Good Reason	Death or Disability

Base Salary (2 x base salary of $700,000)	$1,400,000	$—	$1,400,000	$—	$—

STIP	1,400,000 (2 x Target)	700,000 (1 x Target)	1,400,000 (2 x Target)	—	—

LTIP	—	—	—	—	409,500

Retention Agreement Payment (1 x base salary of $700,000 plus average of past 3 STIP payments)	—	—	1,042,860	—	88,410

Insurance premiums - term life (for 24 months)	42,294	—	42,294	—	—

Insurance - healthcare, disability, and accident (for 18 months)	11,914	—	11,914	—	—

Financial counseling (for 18 months)	10,000	—	10,000	—	—

Unused paid time off (80 hours)	26,923	—	26,923	26,923	26,923

Repurchase of management equity units	—	—	—	—	1,249,612

TOTAL	$2,891,131	$700,000	$3,933,991	$26,923	$1,774,445

Wayne M. Rancourt

Benefit	Voluntary Termination With Good Reason	Change in Control	Involuntary Termination Without Cause	For-Cause Termination or Voluntary Termination Without Good Reason	Death or Disability

Base Salary (2 x base salary of $350,000)	$700,000	$—	$700,000	$—	$—

STIP	385,000 (2 x Target)	192,500 (1 x Target)	385,000 (2 x Target)	—	—

LTIP	—	—	—	—	102,375

Insurance - healthcare, disability, and accident (for 18 months)	17,404	—	17,404	—	—

Financial counseling (for 18 months)	15,000	—	15,000	—	—

Unused paid time off (80 hours)	13,462	—	13,462	13,462	13,462

Repurchase of management equity units	—	—	—	—	203,648

TOTAL	$1,130,866	$192,500	$1,130,866	$13,462	$319,485

Stanley R. Bell

Benefit	Voluntary Termination With Good Reason	Change in Control	Involuntary Termination Without Cause	For-Cause Termination or Voluntary Termination Without Good Reason	Involuntary Termination in Connection With Sale of a Division	Retirement	Death or Disability

Base Salary (2 x base salary of $420,000)	$840,000	$—	$840,000	$—	$840,000	$—	$—

STIP	462,000 (2 x Target)	231,000 (1 x Target)	462,000 (2 x Target)	—	462,000 (2 x Target)	—	—

LTIP	—	—	—	—	—	73,710	73,710

Insurance premiums - term life (for 24 months)	20,948	—	20,948	—	20,948	—	—

Insurance - healthcare, disability, and accident (for 18 months)	11,914	—	11,914	—	11,914	—	—

Financial counseling (for 18 months)	15,000	—	15,000	—	15,000	—	—

Unused paid time off (56 hours)	11,308	—	11,308	11,308	11,308	11,308	11,308

Repurchase of management equity units	—	—	—	—	1,041,116		1,041,116

TOTAL	$1,361,170	$231,000	$1,361,170	$11,308	$2,402,286	$85,018	$1,126,134

Thomas A. Lovlien

Benefit	Voluntary Termination With Good Reason	Change in Control	Involuntary Termination Without Cause	For-Cause Termination or Voluntary Termination Without Good Reason	Involuntary Termination in Connection With Sale of a Division	Death or Disability

Base Salary (2 x base salary of $420,000)	$840,000	$—	$840,000	$—	$840,000	$—

STIP	462,000 (2 x Target)	231,000 (1 x Target)	462,000 (2 x Target)	—	462,000 (2 x Target)	—

LTIP	—	—	—	—	—	122,850

Retention Agreement Payment (1 x base salary of $420,000)	—	—	420,000	—	420,000	295,932

Insurance premiums - term life (for 24 months)	27,737	—	27,737	—	27,737	—

Insurance - healthcare, disability, and accident (for 18 months)	10,888	—	10,888	—	10,888	—

Financial counseling (for 18 months)	15,000	—	15,000	—	15,000	—

Unused paid time off (80 hours)	16,154	—	16,154	16,154	16,154	16,154

Repurchase of management equity units	—	—	—	—	511,473	511,473

TOTAL	$1,371,779	$231,000	$1,791,779	$16,154	$2,303,252	$946,409

John T. Sahlberg

Benefit	Voluntary Termination With Good Reason	Change in Control	Involuntary Termination Without Cause	For-Cause Termination or Voluntary Termination Without Good Reason	Death or Disability

Base Salary (1 x base salary of $300,000)	$300,000	$—	$300,000	$—	$—

STIP (1 x Target)	135,000	135,000	135,000	—	—

LTIP	—	—	—	—	70,200

Insurance - healthcare, disability, and accident (for 12 months)	11,603	—	11,603	—	—

Financial counseling (for 12 months)	10,000	—	10,000	—	—

Unused paid time off (80 hours)	11,538	—	11,538	11,538	11,538

Repurchase of management equity units	—	—	—	—	122,155

TOTAL	$468,141	$135,000	$468,141	$11,538	$203,893

Compensation of Directors

Since shortly after the company's inception, the company has included one or more directors on its board who are not employees of the company; its major investor, Madison Dearborn Partners, LLC; or its significant minority investor, OfficeMax Incorporated, in an effort to ensure that the deliberations of its board reflect a broader range of perspective and experience than are available solely from the chief executive officer of the company and OfficeMax and MDP employees. During 2011, we had one such director — Mr. Madigan. The compensation levels are believed by the compensation committee to be comparable to those paid by other companies of similar size for independent directors with comparable responsibilities.

The company, acting through its principal subsidiary, Boise Cascade, L.L.C., entered into an Employment Agreement with Mr. McDougall on November 20, 2008, pursuant to which he served as our chairman and chief executive officer. Mr. McDougall's Employment Agreement was amended in February 2009 and further amended upon his resignation from the position of chief executive officer in August 2009. Pursuant to the terms of the Employment Agreement, as amended (the Agreement), Mr. McDougall receives an annual base salary of $180,000 per year as compensation for serving as a director and chairman of our board of directors. Under the terms of the Agreement, Mr. McDougall participates in dental and vision insurance plans that are the same as those available to other salaried employees, and he received a company contribution to his 401(k) account on the same terms as other employees. He does not participate in any of the company's incentive compensation plans. The Employment Agreement also provides that the Employment Agreement may be terminated by either party on 30 days' notice.

Mr. Madigan does not have an employment contract. He receives compensation for acting as a member of our board of directors in the amount of an annual fee of $50,000 per year and additional fees for each meeting of the board and each committee meeting attended of $1,500 per meeting.

The compensation earned during 2011 by Messrs. McDougall and Madigan is set forth in the following table:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total

Duane C. McDougall	$180,000	$—	$—	$13,158	$193,158

John W. Madigan	74,000	—	5,956	—	79,956
_______________________________________

(1)	In addition to serving as a director, Mr. McDougall serves as the chairman of our board of directors.

(2)
No stock awards were made to any of our directors during 2011. Our directors are participants in our Directors Equity Plan, which is substantially similar to our Management Equity Plan (see "MEP" under "Long-Term Incentive Compensation (Management Equity Plan and 2011 LTIP)" in "Compensation Discussion and Analysis" for a description of our Management Equity Plan). Mr. Madigan and Mr. McDougall each received an award of our Series C equity units under the Directors Equity Plan in 2006. In addition, Mr. McDougall received a grant of our Series C equity units pursuant to our Management Equity Plan in 2009, when he served as our chief executive officer. The Series C equity units issued in 2006 have a threshold value of $2.00 per unit, and the Series C equity units issued in 2009 have a threshold equity value of $1.30 per unit. A portion of Mr. McDougall's 2009 grant of Series C equity units was forfeited at the time of his August 2009 resignation from his position of chief executive officer, and the balance of his 2009 Series C equity units became fully vested at such time. A portion of Mr. McDougall's 2006 Series C equity units was subject to a performance-vesting requirement, which was not satisfied on the December 31, 2010, determination date provided for in the Directors Equity Plan and were accordingly forfeited on such date.

(3)
We do not provide any of our directors with pension benefits. The amount reported in this column reflects the above-market portion of the interest Mr. Madigan earned during 2011 under our Directors Deferred Compensation Plan.

(4)	Company 401(k) contribution, company-provided life insurance, and financial counseling allowance.

Directors Deferred Compensation Plan

We maintain a nonqualified Directors Deferred Compensation Plan, which allows each director who receives compensation for board service to defer all or a portion of such compensation in a calendar year. Amounts deferred are credited with imputed interest at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. Participants may receive payment in cash in a lump sum or in annual installments following their service on the board. No director deferred any 2011 fees under this plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 29, 2012, regarding the beneficial ownership of our equity units held by:

•	Each person that is a beneficial owner of more than 5% of our Series B equity units;

•	Each of our Named Executive Officers;

•	Each of our directors; and

•	All executive officers and directors as a group.

Beneficial ownership of the equity units listed in the table for Madison Dearborn Partners and members of our management represents such person's proportional interest in our total outstanding equity units of the series shown. Beneficial ownership of the equity units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each equity holder identified in the table possesses sole voting, as applicable, and investment power over all equity units shown as beneficially owned by such equity holder. Percentage of beneficial ownership is based on our total equity units outstanding of each series outstanding as of February 29, 2012, as follows:

•	Series B equity units — 535,323,527

•	2004 Series C equity units (non-voting) — 18,753,152

•	2006 Series C equity units (non-voting) — 1,579,469

•	2009 Series C equity units (non-voting) — 6,072,126

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

	Series B Equity Units		2004 Series C Equity Units		2006 Series C Equity Units		2009 Series C Equity Units
Name of Beneficial Owner	Number	Percent of Total	Number	Percent of Total	Number	Percent of Total	Number	Percent of Total

Principal Equity Holders:

Forest Products Holdings, L.L.C.(1)	426,323,527	79.6%	18,753,152	100%	1,579,469	100%	6,072,126	100%

Madison Dearborn Partners(1)	419,556,601	78.4	—	—	—	—	—	—

OfficeMax Incorporated(2)	109,000,000	20.4	—	—	—	—	—	—

Named Executive Officers and Directors:

Thomas E. Carlile(5)	437,379	*	1,951,542	10.4	—	—	—	—

Stanley R. Bell(5)	380,777	*	1,561,397	8.3	—	—	—	—

Thomas A. Lovlien(5)	205,825	*	693,140	3.7	—	—	—	—

Wayne M. Rancourt(5)	82,330	*	274,487	1.5	—	—	—	—

John T. Sahlberg(5)	58,146	*	130,116	*	—	—	—	—

Matthew R. Broad(2)	—	—	—	—	—	—	—	—

John W. Madigan(4)	1,000,000	*	—	—	400,000	25.3	—	—

Duane C. McDougall(5)	—	—	—	—	325,800	20.6	6,072,126	100

Christopher J. McGowan	—	—	—	—	—	—	—	—

Samuel M. Mencoff(6)	419,556,601	78.4	—	—	—	—	—	—

Matthew W. Norton(3)	—	—	—	—	—	—	—	—

Thomas S. Souleles(3)	—	—	—	—	—	—	—	—

All Executive Officers and Directors as a Group (13 Persons)	421,721,057	78.8%	4,610,682	24.6%	725,800	46.0%	6,072,126	100%
_______________________________________

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

(3)
Messrs. Souleles and Norton are employed by Madison Dearborn Partners, LLC (MDP), and each has a pecuniary interest in the units held by FPH. Messrs. Souleles and Norton expressly disclaim beneficial ownership except to the extent of their pecuniary interest therein. The address of Messrs. Souleles and Norton is c/o Madison Dearborn Partners, LLC, 70 W. Madison Street, Suite 4600, Chicago, Illinois 60602.

(4)
Mr. Madigan is an investor in FPH, and the Series B equity units listed in the table represent Mr. Madigan's proportionate ownership interest in the units held by FPH. Mr. Madigan does not exercise voting or investment power over any of the units held by FPH. Mr. Madigan's address is 205 North Michigan Avenue, Suite 4300, Chicago, Illinois 60601-5927.

(5)
Messrs. Carlile, Bell, Lovlien, McDougall, Rancourt, and Sahlberg are investors in FPH pursuant to the terms of our Management Equity Plan, and the equity units listed in the table represent such individuals' proportionate interest of the equity units of Boise Cascade Holdings, L.L.C., of like series and issue year held by FPH. Such individuals do not exercise voting or investment power over any of our equity units held by FPH.

(6)
Mr. Mencoff is a co-CEO of MDP. As a member of the limited partner committee of MDP IV, Mr. Mencoff may be deemed to share beneficial ownership of the units owned by FPH. Mr. Mencoff expressly disclaims beneficial ownership of the units owned by FPH except to the extent of his pecuniary interest therein. The address of Mr. Mencoff is c/o Madison Dearborn Partners, LLC, 70 W. Madison Street, Suite 4600, Chicago, Illinois 60602.

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

OfficeMax and the Forest Products Acquisition

In 2004, our parent company, Forest Products Holdings (FPH), acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). A portion of the consideration paid to OfficeMax was 109 million shares of our Series B equity units, which represented at December 31, 2011, 20.4% of our voting equity securities, with the remainder held by FPH. In connection with the Forest Products Acquisition, FPH and/or its subsidiaries (including us) entered into a number of agreements, including an Asset Purchase Agreement, a Securityholders Agreement, and a Registration Rights Agreement with OfficeMax and/or its subsidiaries.

Asset Purchase Agreement

Under the Asset Purchase Agreement, OfficeMax indemnifies us for specified pre-Forest Products Acquisition liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities.

Securityholders Agreement

The Securityholders Agreement describes the rights and obligations of the parties regarding OfficeMax's ownership of our equity units. The Securityholders Agreement:

•	Provides OfficeMax the right to appoint one director to our board of directors;

•
Imposes conditions on the ability of OfficeMax to transfer our equity units, including a requirement that it obtain consent of Forest Products Holdings L.L.C., which may be withheld in its reasonable discretion;

•	Provides OfficeMax with a right to participate in any sale made by Forest Products Holdings to third parties of our equity units held by it (tag-along rights);

•	Obligates OfficeMax to consent to and participate in any sale of all or substantially all of our assets or equity approved by our board of directors (drag-along obligations);

•	Provides OfficeMax with preemptive rights proportional to its holdings of our equity units with respect to any issue of additional equity units we may make;

•	Limits our ability to make distributions with respect to our Series B common equity units without consent by OfficeMax so long as it continues to hold our Series A equity units; and

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

Additional Transactions

During 2011, we purchased $330,611 of office supplies from OfficeMax.

Other

For a description of other relationships the company has with its directors and executive officers, refer to "Item 10. Directors, Executive Officers, and Corporate Governance" and "Item 11. Executive Compensation" of this Form 10-K.

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

The following table sets forth the various fees for services provided by KPMG. The audit committee preapproved all of these services.

Fees Paid to the Independent Accountant

	Amounts
Description	2011	2010

Audit fees (a)	$986,500	$971,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
_______________________________________

(a)
Professional audit services include KPMG's audit of the company's annual consolidated financial statements for 2011 and 2010; its review of the consolidated financial statements included in the company's Forms 10-Q; its audit of the company's subsidiary annual consolidated financial statements; assistance with registration statements, comfort letters, consents, and other services pertaining to Securities and Exchange Commission matters; and consultation on accounting standards.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as a part of this Form 10-K:

(1)    Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm for Boise Cascade Holdings, L.L.C., are presented in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

-     Consolidated Balance Sheets as of December 31, 2011 and 2010.

-    Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010, and 2009.

-    Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009.

-    Consolidated Statements of Capital for the years ended December 31, 2011, 2010, and 2009.

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

(b)    See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Thomas E. Carlile
Thomas E. Carlile
Chief Executive Officer

Date:  March 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Capacity

(i)	Principal Executive Officer:

	/s/ Thomas E. Carlile	Chief Executive Officer
Thomas E. Carlile

(ii)	Principal Financial Officer:

	/s/ Wayne M. Rancourt	Senior Vice President, Chief Financial Officer, and Treasurer
Wayne M. Rancourt

(iii)	Principal Accounting Officer:

	/s/ Kelly E. Hibbs	Vice President and Controller
Kelly E. Hibbs

(iv)	Directors:

	/s/ Duane C. McDougall	/s/ Christopher J. McGowan
	Duane C. McDougall, Chairman	Christopher J. McGowan

	/s/ Matthew R. Broad	/s/ Matthew W. Norton
	Matthew R. Broad	Matthew W. Norton

	/s/ Thomas E. Carlile	/s/ Thomas S. Souleles
	Thomas E. Carlile	Thomas S. Souleles

/s/ John W. Madigan
John W. Madigan

/s/ Samuel M. Mencoff
Samuel M. Mencoff

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed or Furnished With this Form 10-K for the Year Ended December 31, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit Number	Filing Date

2.1	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C., and Boise Land & Timber Corp., as amended by First Amendment to Asset Purchase Agreement dated October 23, 2004, and as further amended by Second Amendment to Asset Purchase Agreement dated October 28, 2004	S-1 Amend. No. 3	333-122770	2.1	5/2/2005

2.2	Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	2.1	9/13/2007

2.3	Amendment No. 1 (dated October 18, 2007) to Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	2.1	10/24/2007

2.4	Amendment No. 2 to Purchase and Sale Agreement, dated February 22, 2008, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise White Paper, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC	8-K	333-122770	10.5	2/28/2008

3.1	Certificate of Formation of Boise Cascade Holdings, L.L.C., dated December 20, 2005	8-K	333-122770	3.1	12/27/2005

3.2	Second Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C., dated as of November 10, 2006	8-K	333-122770	3.1	11/16/2006

3.3	Certificate of Formation of Boise Cascade, L.L.C., dated July 26, 2004	S-4	333-125768	3.3	6/13/2005

3.4	Operating Agreement of Boise Cascade, L.L.C., effective September 20, 2004	S-4	333-125768	3.4	6/13/2005

3.5	Certificate of Incorporation of Boise Cascade Finance Corporation dated September 15, 2004	S-4	333-125768	3.5	6/13/2005

3.6	Bylaws of Boise Cascade Finance Corporation	S-4	333-125768	3.6	6/13/2005

3.7	Certificate of Formation of Boise Building Solutions Manufacturing, L.L.C., dated August 6, 2004	S-4	333-125768	3.15	6/13/2005

3.8	Certificate of Amendment of Boise Building Solutions Manufacturing, L.L.C., changing its name to Boise Cascade Wood Products, L.L.C., effective May 3, 2010	10-K	333-122770	3.10	3/2/2011

3.9	Operating Agreement of Boise Building Solutions Manufacturing, L.L.C., effective September 20, 2004	S-4	333-125768	3.16	6/13/2005

3.10	Certificate of Formation of Boise Building Solutions Distribution, L.L.C., dated August 26, 2004	S-4	333-125768	3.17	6/13/2005

3.11	Certificate of Amendment of Boise Building Solutions Distribution, L.L.C., changing its name to Boise Cascade Building Materials Distribution, L.L.C., effective May 3, 2010	10-K	333-122770	3.13	3/2/2011

3.12	Operating Agreement of Boise Building Solutions Distribution, L.L.C., effective September 20, 2004	S-4	333-125768	3.18	6/13/2005

3.13	Certificate of Amendment to the Certificate of Incorporation of Boise Aviation Holdings, Inc., dated September 8, 2004 (changing name to Boise Building Solutions Manufacturing Holdings Corp.)	S-4	333-125768	3.19	6/13/2005

3.14	Certificate of Amendment of Boise Building Solutions Manufacturing Holdings Corp., changing its name to Boise Cascade Wood Products Holdings Corp., effective May 3, 2010	10-K	333-122770	3.16	3/2/2011

3.15	Bylaws of Boise Building Solutions Manufacturing Holdings Corp.	S-4	333-125768	3.20	6/13/2005

3.16	Amended and Restated Certificate of Incorporation of BC Chile Investment Corporation dated October 27, 2004	S-4	333-125768	3.21	6/13/2005

3.17	Amended and Restated Bylaws of BC Chile Investment Corporation	S-4	333-125768	3.22	6/13/2005

4	Indenture dated October 29, 2004, between Boise Cascade, L.L.C., Boise Cascade Finance Corporation, Boise Cascade Holdings, L.L.C., as Guarantor, the other Guarantors named therein, and U.S. Bank National Association, as Trustee	S-1	333-122770	4.3	2/11/2005

9	None

10.1	Registration Rights Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	S-1	333-122770	10.5	2/11/2005

10.2	Credit Agreement, dated as of July 13, 2011, by and among Boise Cascade, L.L.C., Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, the Lenders from time to time party thereto, and Wells Fargo Capital Finance, L.L.C., as Agent	10-Q	333-122770	10.1	11/3/2011

10.3	Securityholders Agreement dated October 29, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade	8-K	333-122770	10.2	8/2/2005

10.4	Intellectual Property License Agreement, dated as of February 22, 2008, by and between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K	333-122770	10.3	2/28/2008

10.5	Outsourcing Agreement, dated as of February 22, 2008, by and between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K	333-122770	10.4	2/28/2008

10.6 +	Employment Agreement dated November 20, 2008, between Duane C. McDougall and Boise Cascade, L.L.C.	8-K	333-122770	10.2	11/25/2008

10.7 +	Amendment to Employment Agreement dated February 20, 2009, between Boise Cascade, L.L.C., and Duane McDougall	8-K	333-122770	10.3	2/26/2009

10.8 +	Second Amendment to Employment Agreement effective August 16, 2009, between Boise Cascade, L.L.C., and Duane McDougall	10-Q	333-122770	10.1	11/13/2009

10.9 +	Form of Officer Severance Agreements (between Boise Cascade, L.L.C., and all elected officers, excluding Chief Executive Officer)	8-K	333-122770	10.8	2/28/2008

10.10 +	Letter Agreement effective August 16, 2009, Amending Severance Agreement between Wayne Rancourt and Boise Cascade, L.L.C.	10-Q	333-122770	10.3	11/13/2009

10.11 +	Executive Officer Severance Pay Policy, as amended through November 1, 2007	8-K	333-122770	99.1	11/2/2007

10.12 +	Boise Cascade, L.L.C., Supplemental Pension Plan, as amended through November 1, 2009	10-K	333-122770	10.26	3/1/2010

10.13 +	Boise Cascade, L.L.C., Supplemental Early Retirement Plan for Executive Officers, as amended through March 1, 2010	10-K	333-122770	10.27	3/1/2010

10.14 +	Boise Cascade Supplemental Life Plan, as amended December 19, 2006	10-K	333-122770	10.20	3/1/2007

10.15 +	Boise Cascade Financial Counseling Program, as amended through December 12, 2007	8-K	333-122770	99.4	12/18/2007

10.16 +	Boise Incentive and Performance Plan, effective October 29, 2004	S-1	333-122770	10.16	2/11/2005

10.17 +	2008 Annual Incentive Award Notifications with respect to Boise Cascade, L.L.C., Incentive and Performance Plan	10-Q	333-122770	10	5/8/2008

10.18 +	Boise Cascade, L.L.C., 2010 Cash Long-Term Incentive Plan adopted October 28, 2009, effective January 1, 2010	10-K	333-122770	10.32	3/1/2010

10.19 +	Form of Retention Award Agreement effective August 16, 2009	10-Q	333-122770	10.4	11/13/2009

10.20 +	Retention Award Agreement entered into September 30, 2011	8-K	333-122770	10.1	10/5/2011

10.21 +	Boise Cascade, L.L.C., 2004 Deferred Compensation Plan, as amended through November 1, 2009	10-K	333-122770	10.34	3/1/2010

10.22 +	Boise Cascade Holdings, L.L.C., Directors Deferred Compensation Plan, as amended through November 1, 2009	10-K	333-122770	10.35	3/1/2010

10.23 +	Management Equity Agreement dated November 29, 2004, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	S-1 Amend. No. 3	333-122770	10.25	5/2/2005

10.24 +	Management Equity Agreement dated April 3, 2006, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K	333-122770	99.1	4/6/2006

10.25 +	Amendment dated February 20, 2009, to Management Equity Agreement	8-K	333-122770	10.2	2/26/2009

10.26 +	Form of Repurchase Agreement and Amendment No. 1 to Management Equity Agreement dated May 23, 2008, among Forest Products Holdings, L.L.C., and each of the persons named on the signature pages thereto	8-K	333-122770	10.2	5/28/2008

10.27 +	Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	8-K	333-122770	10.3	11/25/2008

10.28 +	Amendment No. 1, effective August 16, 2009, to Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	10-Q	333-122770	10.2	11/13/2009

10.29 +	Director Equity Agreement dated April 3, 2006, between Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K	333-122770	99.2	4/6/2006

10.30 +	Amendment to Director Equity Agreement entered into February 20, 2009	8-K	333-122770	10.3	2/26/2009

11	Inapplicable

12	Ratio of Earnings to Fixed Charges					X

13	None

14 (a)	Boise Cascade Code of Ethics

16	None

18	None

21	Boise Cascade Subsidiaries					X

22	Inapplicable

23	Inapplicable

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

101 (b)	Financial Statements in XBRL Format					X

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

(a)	Our Code of Ethics can be found on our website (www.bc.com) by clicking on About Boise Cascade and then Code of Ethics.

(b)	Furnished with this Annual Report on Form 10-K.