Form 10-Q
period 2012-03-31
BOISE CASCADE HOLDINGS, L.L.C.
filed 2012-05-03
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C. Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended March 31
	2012	2011
	(thousands)
Sales
Trade	$582,040	$478,807
Related parties	4,946	4,440
	586,986	483,247

Costs and expenses
Materials, labor, and other operating expenses	498,806	422,832
Materials, labor, and other operating expenses from related party	11,318	8,443
Depreciation and amortization	8,119	8,907
Selling and distribution expenses	53,814	46,970
General and administrative expenses	9,048	8,278
Other (income) expense, net	(368)	2,589
	580,737	498,019

Income (loss) from operations	6,249	(14,772)

Foreign exchange gain	186	310
Interest expense	(4,813)	(4,589)
Interest income	107	146
	(4,520)	(4,133)

Income (loss) before income taxes	1,729	(18,905)
Income tax provision	(61)	(96)
Net income (loss)	$1,668	$(19,001)

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31
	2012	2011
	(thousands)
Net income (loss)	$1,668	$(19,001)
Other comprehensive income (loss)
Defined benefit pension plans
Amortization of actuarial loss	2,026	726
Amortization of prior service costs and other	41	114
Other comprehensive income	2,067	840
Comprehensive income (loss)	$3,735	$(18,161)

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (unaudited)

	March 31, 2012	December 31, 2011
	(thousands)
ASSETS
Current
Cash and cash equivalents	$164,445	$182,459
Receivables
Trade, less allowances of $2,423 and $2,142	163,294	118,901
Related parties	358	1,236
Other	3,182	3,796
Inventories	318,595	283,978
Prepaid expenses and other	6,923	4,864
	656,797	595,234

Property
Property and equipment, net	265,375	266,456
Timber deposits	9,385	8,327
	274,760	274,783

Deferred financing costs	4,513	4,962
Goodwill	12,170	12,170
Intangible assets, net	8,900	8,900
Other assets	6,984	6,786
Total assets	$964,124	$902,835

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (continued) (unaudited)

	March 31, 2012	December 31, 2011
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$170,210	$116,758
Related parties	2,042	1,142
Accrued liabilities
Compensation and benefits	38,547	32,267
Interest payable	7,237	3,326
Other	21,678	24,486
	239,714	177,979

Debt
Long-term debt	219,560	219,560

Other
Compensation and benefits	195,815	200,248
Other long-term liabilities	13,928	13,676
	209,743	213,924

Redeemable equity units
Series B equity units — 2,491 units and 2,522 units outstanding	2,491	2,522
Series C equity units — 13,642 units and 13,715 units outstanding	6,185	6,227
	8,676	8,749

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000 units authorized and outstanding	106,083	104,008
Series B equity units — no par value; 550,000 units authorized; 532,833 units and 532,802 units outstanding, respectively	299,127	299,461
Series C equity units — no par value; 44,000 units authorized; 12,763 units and 12,690 units outstanding, respectively	—	—
Accumulated other comprehensive loss	(118,779)	(120,846)
Total capital	286,431	282,623
Total liabilities and capital	$964,124	$902,835

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
	2012	2011
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$1,668	$(19,001)
Items in net income (loss) not using (providing) cash
Depreciation and amortization of deferred financing costs and other	8,720	9,328
Pension expense	3,235	3,804
Other	(428)	754
Decrease (increase) in working capital, net of acquisitions
Receivables	(42,486)	(37,418)
Inventories	(34,617)	(40,093)
Prepaid expenses and other	(196)	(793)
Accounts payable and accrued liabilities	58,784	13,965
Pension contributions	(3,941)	(882)
Other	(700)	(1,792)
Net cash used for operations	(9,961)	(72,128)

Cash provided by (used for) investment
Expenditures for property and equipment	(4,727)	(9,608)
Acquisitions of businesses and facilities	(2,355)	—
Other	(971)	(115)
Net cash used for investment	(8,053)	(9,723)

Cash provided by (used for) financing	—	—

Net decrease in cash and cash equivalents	(18,014)	(81,851)

Balance at beginning of the period	182,459	264,606

Balance at end of the period	$164,445	$182,755

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

We operate our business using three reportable segments: (1) Building Materials Distribution, which is a wholesale distributor of building materials, (2) Wood Products, which manufactures and sells EWP, plywood, particleboard, dimension lumber, and ponderosa pine lumber, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 8, Segment Information.

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of BC Holdings and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2011 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

2.                                      Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K.

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2012, and December 31, 2011, we had $1.6 million and $2.8 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales, Trade." At March 31, 2012, and December 31, 2011, we had $11.3 million and $15.6 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $3.6 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively. Sublease rental income was not material in any of the periods presented.

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

Inventories

Inventories included the following:

	March 31, 2012	December 31, 2011
	(thousands)
Finished goods and work in process	$266,422	$223,605
Logs	32,315	41,243
Other raw materials and supplies	19,858	19,130
	$318,595	$283,978

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2012	December 31, 2011
	(thousands)
Land	$35,662	$35,469
Buildings and improvements	118,867	117,155
Machinery and equipment	331,929	328,282
Construction in progress	6,701	5,812
	493,159	486,718
Less accumulated depreciation	(227,784)	(220,262)
	$265,375	$266,456

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

As of March 31, 2012, and December 31, 2011, we held $147.5 million and $164.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs.

Financial Instruments

Our financial instruments are cash, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. Our debt is predominately fixed-rate. At March 31, 2012, the book value of our fixed-rate debt was $219.6 million, and the fair value was estimated to be $220.8 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt (Level 1 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of customers based on ongoing credit evaluations. At March 31, 2012, and December 31, 2011, the receivables from a single customer accounted for approximately 13% and 14% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. We adopted the provisions of this guidance January 1, 2012, and it had no effect on our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of equity, among other amendments. Instead, the company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. On December 23, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain provisions of ASU 2011-05. One of ASU 2011-05's provisions required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). Accordingly, this requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The effective date of ASU 2011-12 is the same as that for the unaffected provisions of ASU 2011-05. We adopted this guidance retrospectively for the interim period ended March 31, 2012 by adding the Consolidated Statements of Comprehensive Income (Loss) to our consolidated financial statements. In addition, accumulated other comprehensive loss was reclassified from Series B equity units to a separate line in the Consolidated Balance Sheets.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for entities that disclose the fair value of an asset, a liability, or an instrument classified in shareholders' equity in their consolidated financial statements as that provided in the International Accounting Standards Board's new IFRS 13, Fair Value Measurement. This ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under GAAP. ASU 2011-04 was effective for us as of January 1, 2012, but the adoption of this guidance did not have a material impact on our consolidated financial statements and associated disclosures.

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

3.                                      Other (Income) Expense

Other (income) expense includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended March 31
	2012	2011
	(thousands)
Facility curtailment (a)	$—	$1,410
Other, net (b)	(368)	1,179
	$(368)	$2,589
_______________________________________

(a)	In first quarter 2011, we committed to indefinitely curtail a manufacturing plant in our Wood Products segment. The manufacturing plant was permanently closed on June 30, 2011.

(b)	In first quarter 2011, we recorded noncash asset write-downs of $1.2 million.

4.	Debt

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
	(thousands)
Asset-based revolving credit facility	$—	$—
7.125% senior subordinated notes	219,560	219,560
Total long-term debt	$219,560	$219,560

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

The New Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The New Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below the greater of $31.25 million or 12.5% of the aggregate lending commitments. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the New Revolving Credit Facility, and Availability at March 31, 2012, was $238.7 million. At March 31, 2012, our aggregate liquidity from cash and cash equivalents and unused borrowing capacity (net of the Availability threshold amount for testing of the FCCR) under the New Revolving Credit Facility totaled $371.9 million.

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

At March 31, 2012, and December 31, 2011, we had no borrowings outstanding under the New Revolving Credit Facility and approximately $11.3 million of letters of credit outstanding. These letters of credit reduced our borrowing capacity under the credit facility by an equivalent amount. The minimum and maximum borrowings under the credit facility were both zero during the three months ended March 31, 2012.

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

Cash Paid for Interest

For each of the three months ended March 31, 2012 and 2011, cash payments for interest, net of interest capitalized, were $0.3 million.

5.                               Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended March 31
	2012	2011
	(thousands)
Service cost	$1,169	$1,501
Interest cost	4,843	5,270
Expected return on plan assets	(4,844)	(4,483)
Recognized actuarial loss	2,026	726
Amortization of prior service costs	41	45
Curtailment loss and other	—	745
Net periodic benefit cost	$3,235	$3,804

In the first three months of 2012, we made $3.9 million in cash contributions to the pension plans. For the remainder of 2012, we expect to make approximately $17 million in additional contributions to the pension plans.

6.                                      Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource transactional services. The agreement, as extended, expires on February 22, 2014. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement were $3.7 million and $3.6 million for the three months ended March 31, 2012 and 2011, respectively. The majority of these expenses are recorded in "General and administrative expenses" in our Consolidated Statements of Income (Loss).

7.                                      Transactions With Related Parties

Transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) represent the only significant related-party activity recorded in our consolidated financial statements. LTP is an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade, L.L.C., in Louisiana. See the Consolidated Statements of Income (Loss) for sales to LTP and fiber purchases from LTP. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly affect the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

8.                               Segment Information

We operate our business using three reportable segments:  Building Materials Distribution, Wood Products, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K.

An analysis of our operations by segment is as follows:

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(b)
	(millions)
Three Months Ended March 31, 2012
Building Materials Distribution	$451.4	$—	$—	$451.4	$(0.8)	$2.2	$1.4
Wood Products	130.6	4.9	75.6	211.1	10.8	5.9	16.7
Corporate and Other	—	—	—	—	(3.6)	—	(3.5)
Intersegment eliminations	—	—	(75.6)	(75.6)	—	—	—
	$582.0	$4.9	$—	$587.0	6.4	$8.1	$14.6
Interest expense					(4.8)
Interest income					0.1
					$1.7

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(b)
	(millions)
Three Months Ended March 31, 2011
Building Materials Distribution (a)	$377.6	$—	$0.2	$377.8	$(4.6)	$2.0	$(2.5)
Wood Products (a)	101.2	4.4	49.3	154.9	(7.3)	6.8	(0.5)
Corporate and Other	—	—	—	—	(2.6)	0.1	(2.6)
Intersegment eliminations	—	—	(49.5)	(49.5)	—	—	—
	$478.8	$4.4	$—	$483.2	(14.5)	$8.9	$(5.6)
Interest expense					(4.6)
Interest income					0.1
					$(18.9)
___________________________________

(a)
In March 2011, we committed to indefinitely curtail a manufacturing plant in our Wood Products segment, and we recorded the related expense of $1.4 million in "Other (income) expense, net" and $0.1 million of accelerated depreciation in "Depreciation and Amortization" in our Consolidated Statement of Income (Loss) for the three months ended March 31, 2011. The manufacturing plant was permanently closed on June 30, 2011. Also, during the three months ended March 31, 2011, we recorded $1.2 million of noncash asset write-downs in "Other (income) expense, net," of which $0.8 million was recorded in our Building Materials Distribution segment and $0.4 million was recorded in our Wood Products segment.

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

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended March 31
	2012	2011
	(millions)
Net income (loss)	$1.7	$(19.0)
Interest expense	4.8	4.6
Interest income	(0.1)	(0.1)
Income tax provision	0.1	0.1
Depreciation and amortization	8.1	8.9
EBITDA	$14.6	$(5.6)

9.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 4, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At March 31, 2012, there have been no material changes to the commitments disclosed in the 2011 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2012, there have been no material changes to the guarantees disclosed in the 2011 Form 10-K.

10.                               Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Comprehensive Income (Loss), Balance Sheets, and Cash Flows related to our business. The senior subordinated notes are guaranteed on a senior subordinated basis jointly and severally by BC Holdings and each of its existing and future subsidiaries (other than:  (i) the co-issuers, Boise Cascade, L.L.C., and Boise Cascade Finance Corporation and (ii) our foreign subsidiaries). Other than the consolidated financial statements and footnotes for BC Holdings and the consolidating financial information, financial statements, and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Furthermore, the cancellation provisions in the Indenture related to the guarantor subsidiaries are customary, and they do not include an arrangement that permits a guarantor subsidiary to opt out of the obligation prior to or during the term of the debt. Each guarantor subsidiary is automatically released from its obligations as a guarantor upon the sale of the subsidiary or substantially all of its assets to a third party, the designation of the subsidiary as an unrestricted subsidiary for purposes of the covenants included in the Indenture, the release of the indebtedness under the Indenture, or if the issuers exercise their legal defeasance option or the discharge of their obligations in accordance with the Indenture.

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2012
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$579,302	$2,738	$—	$582,040
Intercompany	—	—	—	3,251	(3,251)	—
Related parties	—	—	4,946	—	—	4,946
	—	—	584,248	5,989	(3,251)	586,986

Costs and expenses
Materials, labor, and other operating expenses	—	—	496,022	6,179	(3,395)	498,806
Materials, labor, and other operating expenses from related party	—	—	11,318	—	—	11,318
Depreciation and amortization	—	32	7,640	447	—	8,119
Selling and distribution expenses	—	—	53,059	755	—	53,814
General and administrative expenses	—	3,663	5,241	—	144	9,048
Other (income) expense, net	—	47	243	(658)	—	(368)
	—	3,742	573,523	6,723	(3,251)	580,737

Income (loss) from operations	—	(3,742)	10,725	(734)	—	6,249

Foreign exchange gain	—	51	75	60	—	186
Interest expense	—	(4,813)	—	—	—	(4,813)
Interest income	—	51	56	—	—	107
	—	(4,711)	131	60	—	(4,520)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(8,453)	10,856	(674)	—	1,729
Income tax provision	—	(52)	(9)	—	—	(61)

Income (loss) before equity in net income (loss) of affiliates	—	(8,505)	10,847	(674)	—	1,668
Equity in net income (loss) of affiliates	1,668	10,173	—	—	(11,841)	—
Net income (loss)	1,668	1,668	10,847	(674)	(11,841)	1,668
Other comprehensive income (loss)
Defined benefit pension plans
Amortization of actuarial loss	—	2,026	—	—	—	2,026
Amortization of prior service costs	—	41	—	—	—	41
Other comprehensive income	—	2,067	—	—	—	2,067
Comprehensive income (loss)	$1,668	$3,735	$10,847	$(674)	$(11,841)	$3,735

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2011
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$475,782	$3,025	$—	$478,807
Intercompany	—	—	—	1,577	(1,577)	—
Related parties	—	—	4,440	—	—	4,440
	—	—	480,222	4,602	(1,577)	483,247

Costs and expenses
Materials, labor, and other operating expenses	—	—	419,788	4,730	(1,686)	422,832
Materials, labor, and other operating expenses from related party	—	—	8,443	—	—	8,443
Depreciation and amortization	—	61	8,380	466	—	8,907
Selling and distribution expenses	—	—	46,347	623	—	46,970
General and administrative expenses	—	2,886	5,283	—	109	8,278
Other (income) expense, net	—	—	2,484	105	—	2,589
	—	2,947	490,725	5,924	(1,577)	498,019

Loss from operations	—	(2,947)	(10,503)	(1,322)	—	(14,772)

Foreign exchange gain	—	103	38	169	—	310
Interest expense	—	(4,589)	—	—	—	(4,589)
Interest income	—	70	76	—	—	146
	—	(4,416)	114	169	—	(4,133)

Loss before income taxes and equity in net income (loss) of affiliates	—	(7,363)	(10,389)	(1,153)	—	(18,905)
Income tax provision	—	(43)	(53)	—	—	(96)

Loss before equity in net income (loss) of affiliates	—	(7,406)	(10,442)	(1,153)	—	(19,001)
Equity in net income (loss) of affiliates	(19,001)	(11,595)	—	—	30,596	—
Net income (loss)	(19,001)	(19,001)	(10,442)	(1,153)	30,596	(19,001)
Other comprehensive income (loss)
Defined benefit pension plans
Amortization of actuarial loss	—	726	—	—	—	726
Amortization of prior service costs and other	—	114	—	—	—	114
Other comprehensive income	—	840	—	—	—	840
Comprehensive income (loss)	$(19,001)	$(18,161)	$(10,442)	$(1,153)	$30,596	$(18,161)

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at March 31, 2012 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$4	$164,341	$20	$80	$—	$164,445
Receivables
Trade, less allowances	—	—	161,602	1,692	—	163,294
Related parties	—	16	342	—	—	358
Other	—	(138)	3,042	278	—	3,182
Inventories	—	—	313,572	5,023	—	318,595
Prepaid expenses and other	—	4,080	2,749	94	—	6,923
	4	168,299	481,327	7,167	—	656,797

Property
Property and equipment, net	—	1,263	254,504	9,608	—	265,375
Timber deposits	—	—	9,385	—	—	9,385
	—	1,263	263,889	9,608	—	274,760

Deferred financing costs	—	4,513	—	—	—	4,513
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,900	—	—	8,900
Other assets	—	20	6,963	1	—	6,984
Investments in affiliates	295,103	580,378	—	—	(875,481)	—
Total assets	$295,107	$754,473	$773,249	$16,776	$(875,481)	$964,124

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at March 31, 2012 (continued) (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$7,581	$162,085	$544	$—	$170,210
Related parties	—	395	1,647	—	—	2,042
Accrued liabilities	—	—	—	—	—
Compensation and benefits	—	15,939	22,205	403	—	38,547
Interest payable	—	7,237	—	—	—	7,237
Other	—	2,578	18,725	375	—	21,678
	—	33,730	204,662	1,322	—	239,714

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	195,815	—	—	—	195,815
Other long-term liabilities	—	10,265	3,663	—	—	13,928
	—	206,080	3,663	—	—	209,743

Redeemable equity units
Series B equity units	2,491	—	—	—	—	2,491
Series C equity units	6,185	—	—	—	—	6,185
Redeemable equity units	—	8,676	—	—	(8,676)	—
	8,676	8,676	—	—	(8,676)	8,676

Commitments and contingent liabilities

Capital
Series A equity units	106,083	—	—	—	—	106,083
Series B equity units	180,348	—	—	—	118,779	299,127
Series C equity units	—	—	—	—	—	—
Accumulated other comprehensive loss	—	(118,779)	—	—	—	(118,779)
Subsidiary equity	—	405,206	564,924	15,454	(985,584)	—
Total capital	286,431	286,427	564,924	15,454	(866,805)	286,431
Total liabilities and capital	$295,107	$754,473	$773,249	$16,776	$(875,481)	$964,124

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2011

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$4	$182,326	$20	$109	$—	$182,459
Receivables
Trade, less allowances	—	—	118,267	634	—	118,901
Related parties	—	935	301	—	—	1,236
Intercompany	—	—	56	—	(56)	—
Other	—	(90)	3,661	225	—	3,796
Inventories	—	—	278,580	5,398	—	283,978
Prepaid expenses and other	—	843	3,972	49	—	4,864
	4	184,014	404,857	6,415	(56)	595,234

Property
Property and equipment, net	—	1,259	255,117	10,080	—	266,456
Timber deposits	—	—	8,327	—	—	8,327
	—	1,259	263,444	10,080	—	274,783

Deferred financing costs	—	4,962	—	—	—	4,962
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,900	—	—	8,900
Other assets	—	20	6,765	1	—	6,786
Investments in affiliates	291,368	557,925	—	—	(849,293)	—
Total assets	$291,372	$748,180	$696,136	$16,496	$(849,349)	$902,835

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2011 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$8,633	$107,336	$789	$—	$116,758
Related parties	—	395	747	—	—	1,142
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	12,104	19,816	347	—	32,267
Interest payable	—	3,326	—	—	—	3,326
Other	—	2,470	21,045	971	—	24,486
	—	26,928	148,944	2,163	(56)	177,979

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	200,248	—	—	—	200,248
Other long-term liabilities	—	10,076	3,600	—	—	13,676
	—	210,324	3,600	—	—	213,924

Redeemable equity units
Series B equity units	2,522	—	—	—	—	2,522
Series C equity units	6,227	—	—	—	—	6,227
Redeemable equity units	—	8,749	—	—	(8,749)	—
	8,749	8,749	—	—	(8,749)	8,749

Commitments and contingent liabilities

Capital
Series A equity units	104,008	—	—	—	—	104,008
Series B equity units	178,615	—	—	—	120,846	299,461
Series C equity units	—	—	—	—	—	—
Accumulated other comprehensive loss	—	(120,846)	—	—	—	(120,846)
Subsidiary equity	—	403,465	543,592	14,333	(961,390)	—
Total capital	282,623	282,619	543,592	14,333	(840,544)	282,623
Total liabilities and capital	$291,372	$748,180	$696,136	$16,496	$(849,349)	$902,835

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2012 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$1,668	$1,668	$10,847	$(674)	$(11,841)	$1,668
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(1,668)	(10,173)	—	—	11,841	—
Depreciation and amortization of deferred financing costs and other	—	633	7,640	447	—	8,720
Pension expense	—	3,235	—	—	—	3,235
Other	—	(15)	(98)	(315)	—	(428)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	967	(42,701)	(696)	(56)	(42,486)
Inventories	—	—	(34,992)	375	—	(34,617)
Prepaid expenses and other	—	(1,383)	1,231	(44)	—	(196)
Accounts payable and accrued liabilities	—	3,770	55,799	(841)	56	58,784
Pension contributions	—	(3,941)	—	—	—	(3,941)
Other	—	(461)	(239)	—	—	(700)
Net cash used for operations	—	(5,700)	(2,513)	(1,748)	—	(9,961)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(5)	(4,646)	(76)	—	(4,727)
Acquisitions of businesses and facilities	—	—	(2,355)	—	—	(2,355)
Other	—	—	(971)	—	—	(971)
Net cash used for investment	—	(5)	(7,972)	(76)	—	(8,053)
Cash provided by (used for) financing
Due to (from) affiliates	—	(12,280)	10,485	1,795	—	—
Net cash provided by (used for) financing	—	(12,280)	10,485	1,795	—	—
Net decrease in cash and cash equivalents	—	(17,985)	—	(29)	—	(18,014)
Balance at beginning of the period	4	182,326	20	109	—	182,459
Balance at end of the period	$4	$164,341	$20	$80	$—	$164,445

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2011 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(19,001)	$(19,001)	$(10,442)	$(1,153)	$30,596	$(19,001)
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	19,001	11,595	—	—	(30,596)	—
Depreciation and amortization of deferred financing costs and other	—	482	8,380	466	—	9,328
Pension expense	—	3,804	—	—	—	3,804
Other	—	(90)	620	224	—	754
Decrease (increase) in working capital
Receivables	—	60	(37,553)	75	—	(37,418)
Inventories	—	—	(38,076)	(2,017)	—	(40,093)
Prepaid expenses and other	—	(1,817)	1,133	(109)	—	(793)
Accounts payable and accrued liabilities	—	4,908	9,571	(514)	—	13,965
Pension contributions	—	(882)	—	—	—	(882)
Other	—	(2,094)	307	(5)	—	(1,792)
Net cash used for operations	—	(3,035)	(66,060)	(3,033)	—	(72,128)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(11)	(9,521)	(76)	—	(9,608)
Other	—	95	(297)	87	—	(115)
Net cash provided by (used for) investment	—	84	(9,818)	11	—	(9,723)
Cash provided by (used for) financing
Parent/subsidiary equity transactions	(1)	1	—	—	—	—
Due to (from) affiliates	—	(78,854)	75,878	2,976	—	—
Net cash provided by (used for) financing	(1)	(78,853)	75,878	2,976	—	—
Net decrease in cash and cash equivalents	(1)	(81,804)	—	(46)	—	(81,851)
Balance at beginning of the period	5	264,364	16	221	—	264,606
Balance at end of the period	$4	$182,560	$16	$175	$—	$182,755

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2011 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2011 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the three months ended March 31, 2012, from those listed in our 2011 Form 10-K. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

We operate our business using three reportable segments:  (1) Building Materials Distribution, which is a wholesale distributor of building materials, (2) Wood Products, which manufactures and sells EWP, plywood, particleboard, dimension lumber, and ponderosa pine lumber, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 8, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

Our first quarter 2012 revenues and earnings were positively affected by improved demand for our products, compared with the same period in the prior year. While our revenues and earnings continue to be negatively affected by demand below historical levels for the products we distribute and manufacture, we believe the mild winter in the U.S., improved residential construction activity, and our market share gains in EWP and plywood contributed to a better start of the year.

We recorded income from operations of $6.2 million during the three months ended March 31, 2012, compared with a loss from operations of $14.8 million during the three months ended March 31, 2011. Our improved results were driven primarily by sales volume growth and commodity price increases. Also, the three months ended March 31, 2011, was negatively affected by $2.7 million of charges related to the closure of a manufacturing plant in our Wood Products segment and noncash asset write-downs. These changes are discussed further in "Our Operating Results" below.

At March 31, 2012, we had $164.4 million of cash and cash equivalents and $207.4 million of usable committed bank line availability. We used $18.0 million of cash during the three months ended March 31, 2012, principally to fund seasonal working capital increases, capital spending, pension contributions, and acquisitions, as discussed further in "Liquidity and Capital Resources" below.

Demand for our products closely correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of April 2012, the Blue Chip Economic Indicators consensus forecast for 2012 single- and multi-family housing starts in the U.S. was 0.74 million units, compared with actual housing starts of 0.61 million in 2011 and 0.59 million in 2010, as reported by the U.S. Census Bureau. These amounts are significantly below historical trends of approximately 1.3 million units per year over the ten years prior to 2012. Single-family housing starts are a primary driver of our sales, and although 2012 housing starts are projected to be higher than in 2011, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product utilization per start, than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

Unemployment rates in the U.S. improved to 8.2% as of March 31, 2012, from 8.9% as of March 31, 2011. We believe continued employment growth, prospective homebuyers' access to capital, and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help reduce excess housing inventory and stimulate new construction. Along with many forecasters, we believe household formation rates will eventually return to long-term historical levels.

Although we have seen improvements in new residential construction and unemployment rates during the last year, we remain cautious regarding the timing and extent of a sustained recovery in construction activity. For the remainder of 2012, we expect the demand for new residential construction to remain depressed, as excess housing inventory levels, a weak labor market, competition from distressed home sales, household formation below historical levels, and restrictive lending conditions for both home buyers and builders persist. The near-term weakness in residential construction will likely cause us to continue to operate some of our facilities below their capacity, as we manage our production levels to sales demand.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•
General economic conditions, including but not limited to housing starts, repair-and-remodel activity and light commercial construction, foreclosure rates, interest rates, unemployment rates, and relative currency values;

•	Inventory levels of new and existing homes for sale;

•	Mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•	Availability and affordability of raw materials, including wood fiber, glues and resins, and energy;

•	The commodity nature of our products and their price movements, which are driven largely by supply and demand;

•	Industry cycles and capacity utilization rates;

•	Actions of suppliers, customers, and competitors, including merger and acquisition activities, plant closures, and financial failures;

•	Availability of financing in the banking and capital markets, which affects our ability to fund our liquidity needs;

•	The impact of actuarial assumptions on pension costs and pension funding requirements;

•	Cost of compliance with government regulations;

•	Legislative or regulatory environments, requirements, or changes affecting the businesses in which we are engaged;

•	Labor and personnel relations and shortages of skilled and technical labor;

•	The financial condition and creditworthiness of our customers;

•	Major equipment failure;

•	Severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	Attraction and retention of key management and other key employees; and

•	The other factors described in "Item 1A. Risk Factors" in our 2011 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012	2011
	(millions)
Sales
Trade	$582.0	$478.8
Related parties	4.9	4.4
	587.0	483.2

Costs and expenses
Materials, labor, and other operating expenses	498.8	422.8
Materials, labor, and other operating expenses from related party	11.3	8.4
Depreciation and amortization	8.1	8.9
Selling and distribution expenses	53.8	47.0
General and administrative expenses	9.0	8.3
Other (income) expense, net	(0.4)	2.6
	580.7	498.0

Income (loss) from operations	$6.2	$(14.8)

	(percentage of sales)
Sales
Trade	99.2%	99.1%
Related parties	0.8	0.9
	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related party	86.9%	89.2%
Depreciation and amortization	1.4	1.8
Selling and distribution expenses	9.2	9.7
General and administrative expenses	1.5	1.7
Other (income) expense, net	(0.1)	0.5
	98.9%	103.1%

Income (loss) from operations	1.1%	(3.1)%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, sales mix information for our Building Materials Distribution segment, and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31
	2012	2011
	(millions)
U.S. Housing Starts (a)
Single-family	104.6	89.6
Multi-family	45.0	35.9
	149.6	125.5

Segment Sales
Building Materials Distribution	$451.4	$377.8
Wood Products	211.1	154.9
Intersegment eliminations	(75.6)	(49.5)
	$587.0	$483.2

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	50.2%	50.8%
General line	36.5%	38.4%
Engineered wood	13.3%	10.8%

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	2.1	1.6
I-joists (equivalent lineal feet)	30	22
Plywood (sq. ft.) (3/8" basis)	328	240
Lumber (board feet)	41	38

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$15.05	$16.14
I-joists (1,000 equivalent lineal feet)	935	974
Plywood (1,000 sq. ft.) (3/8" basis)	267	232
Lumber (1,000 board feet)	414	410
_______________________________________

(a)    Actual U.S. housing starts data as reported by the U.S. Census Bureau.

Sales

For the three months ended March 31, 2012, total sales increased $103.8 million, or 21%, to $587.0 million from $483.2 million during the three months ended March 31, 2011. The increase in sales was driven primarily by increases in sales volumes and prices for many of the products we manufacture and distribute. U.S. housing starts increased 19% in first quarter 2012, compared with the same period in the prior year. Single-family housing starts, which are a primary driver of our sales and typically result in higher building product utilization per start than multi-family units, experienced an increase of 17% for the quarter, compared with the same period in 2011. Despite the prolonged weakness in residential construction, we believe we are continuing to gain market share for EWP and plywood.

Building Materials Distribution.  Sales increased $73.6 million, or 19%, to $451.4 million for the three months ended March 31, 2012, from $377.8 million for the three months ended March 31, 2011. The increase in sales was driven primarily by improvements in sales volumes and prices of 16% and 3%, respectively. By product line, sales of EWP (sourced through our Wood Products segment), commodity, and general line products increased 48%, 18%, and 13%, respectively.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, increased $56.2 million, or 36%, to $211.1 million for the three months ended March 31, 2012, from $154.9 million for the three months ended March 31, 2011. The increase in sales was due primarily to higher plywood sales volumes and prices, increased EWP sales volumes, and higher byproduct sales, offset partially by declines in EWP prices. Plywood sales volumes increased 37% primarily as a result of increased operating rates and market share gains. LVL and I-joist sales volumes increased 32% and 36%, respectively, due to the capture of further sales opportunities with customers and further EWP market penetration. Plywood prices increased 15%, offset partially by declines in LVL and I-joist sales prices of 7% and 4%, respectively.

Costs and Expenses

Materials, labor, and other operating expenses, including from related party, increased $78.8 million, or 18%, to $510.1 million for the three months ended March 31, 2012, compared with $431.3 million during the same period in the prior year. The increase primarily reflects higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment. In addition, higher manufacturing costs were driven by higher sales volumes of plywood and EWP in our Wood Products segment, as well as higher per-unit log costs. However, manufacturing costs in our Wood Products segment decreased as a percentage of sales due to higher average sales prices, productivity improvements, and the leveraging of our fixed manufacturing costs due to higher sales volumes.

Depreciation and amortization expenses decreased $0.8 million, or 9%, to $8.1 million for the three months ended March 31, 2012, compared with $8.9 million during the same period in the prior year. The decrease was due primarily to certain property and equipment becoming fully depreciated during 2011.

Selling and distribution expenses increased $6.8 million, or 15%, to $53.8 million for the three months ended March 31, 2012, compared with $47.0 million for the same period in the prior year. The increase was due primarily to higher transportation costs in our Building Materials Distribution segment, as well as increased compensation and benefit costs. Increased operating performance resulted in higher incentive compensation costs.

General and administrative expenses increased $0.7 million, or 9%, to $9.0 million for the three months ended March 31, 2012, compared with $8.3 million for the same period in the prior year. The increase was due primarily to higher incentive compensation costs as a result of increased operating performance.

For the three months ended March 31, 2012, other (income) expense, net, was insignificant. Other (income) expense, net, for the three months ended March 31, 2011, was $2.6 million of expense, including $1.4 million related to the closure of a manufacturing plant in our Wood Products segment and $1.2 million in noncash asset write-downs.

Income (Loss) From Operations

Income (loss) from operations increased $21.0 million to $6.2 million of income for the three months ended March 31, 2012, compared with a $14.8 million loss for the three months ended March 31, 2011. Our improved financial results were driven primarily by higher sales volumes and prices for many of the products we manufacture and distribute. In addition, during the three months ended March 31, 2011, we recorded $2.7 million of charges related to the closure of a manufacturing plant in our Wood Products segment and noncash asset write-downs. These changes are discussed in more detail below.

Building Materials Distribution.  Segment loss decreased $3.8 million, or 82%, to $0.8 million for the three months ended March 31, 2012, from $4.6 million for the three months ended March 31, 2011. The decrease in segment loss was driven primarily by improvements in sales volumes and prices of 16% and 3%, respectively. Gross margins were flat, compared with the same period in the prior year. While total selling and distribution expenses increased 12%, these costs decreased as a percentage of segment sales by 70 basis points, as selling and distribution expenses did not increase at the same rate as sales. In addition, during the three months ended March 31, 2011, we recorded a noncash asset write-down of $0.8 million.

Wood Products.  Segment income (loss) increased $18.1 million to $10.8 million of income for the three months ended

March 31, 2012, from a $7.3 million loss for the three months ended March 31, 2011. This increase in segment income was driven primarily by higher plywood sales prices and increased byproduct sales, as well as lower per-unit manufacturing costs resulting from higher sales volumes of EWP and plywood and productivity improvements. These improvements were offset partially by higher log costs, an increase in selling and distribution costs, and declines in EWP prices. In addition, during the three months ended March 31, 2011, we recorded charges of $1.9 million related to the closure of a manufacturing plant and noncash asset write-downs.

Liquidity and Capital Resources

Continued concerns over the low level of residential construction activity, high number of actual and pending foreclosures, availability and cost of credit, high levels of unemployment, and lack of consumer and business confidence create uncertainty around the amount of cash flow we will generate during the remainder of 2012. In response to the continued economic uncertainty and to conserve our liquidity, we will continue to manage production levels to sales demand.

We ended first quarter 2012 with $164.4 million of cash and $219.6 million of long-term debt. At March 31, 2012, we had $371.9 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We used $18.0 million of cash during the three months ended March 31, 2012, principally to fund seasonal working capital increases, capital spending, pension contributions, and acquisitions, as discussed below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions for at least the next 12 months.

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

	Three Months Ended March 31
	2012	2011
	(thousands)
Cash used for operations	$(9,961)	$(72,128)
Cash used for investment	(8,053)	(9,723)
Cash provided by (used for) financing	—	—

Operating Activities

For the three months ended March 31, 2012, our operating activities used $10.0 million of cash, compared with $72.1 million of cash used for operations in the same period in 2011. The $10.0 million of cash used for operations was due primarily to an $18.5 million increase in working capital and pension contributions of $3.9 million, partially offset by $13.2 million of income (net of noncash income and expenses). The $72.1 million of cash used for operations during the three months ended March 31, 2011, was driven primarily by increases in working capital of $64.3 million and $5.1 million of loss (net of noncash income and expenses).

The increases in working capital in both periods were attributable primarily to higher receivables and inventories, partially offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 23% and 21%, comparing sales for the months of March 2012 and 2011 with sales for the months of December 2011 and 2010, respectively. The increases in inventories during the three months ended March 31, 2012 and 2011, represent normal seasonal inventory build. The increase in accounts payable and accrued liabilities provided $58.8 million of cash during the three months ended March 31, 2012, compared with $14.0 million in the same period a year ago. During the three months ended March 31, 2012, extended terms offered by major vendors to our Building Materials Distribution segment led to the significant increase in accounts payable.

Investment Activities

During the three months ended March 31, 2012 and 2011, we used approximately $4.7 million and $9.6 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. We expect capital expenditures in 2012 to total approximately $25 million to $30 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. During the three months ended March 31, 2012, we also used $2.4 million for the acquisition of a sawmill in Arden, Washington, which we believe will improve fiber integration and enhance the product mix capabilities in our Inland Region lumber operations.

Financing Activities

Cash used for financing activities was zero for each of the three months ended March 31, 2012 and 2011.

For more information related to our debt structure, see the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. Except as updated in Note 4, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q, as of the date of this filing, there have been no other changes to our debt structure.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. During the three months ended March 31, 2012, there were no material changes to our contractual obligations outside the normal course of business.

Off-Balance-Sheet Activities

At March 31, 2012, and December 31, 2011, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, and Note 18, Consolidating Guarantor and Nonguarantor Financial Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2012, there have been no material changes to the guarantees disclosed in our 2011 Form 10-K.

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

Employees

As of March 31, 2012, we had approximately 4,380 employees. Approximately 31% of these employees work pursuant to collective bargaining agreements. As of March 31, 2012, we had ten collective bargaining agreements, of which five agreements, representing 616 employees, are up for renewal in 2012 and one agreement, covering 90 employees at our AllJoist facility in Canada, expired on December 31, 2011. We are continuing to work under the expired contract pending negotiations. On May 31, 2012, the contracts at four Wood Products manufacturing facilities and one Building Materials Distribution location in the Pacific Northwest expire, and related negotiations commenced at the end of April 2012. We do not expect material work interruptions or increases in our costs during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Environmental

For additional information on environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of March 31, 2012, there have been no changes to our critical accounting estimates disclosed in our 2011 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of March 31, 2012, there have been no material changes in our exposure to market risk from those disclosed in our 2011 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-Q are certifications of our chief executive officer (CEO) and chief financial officer (CFO). Rule 13a-14 of the Securities Exchange Act of 1934, as amended, requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2011 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission. There have been no material changes to our risk factors during the three months ended March 31, 2012, from those listed in our 2011 Form 10-K. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  May 3, 2012

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012

Number		Description

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101	(a)	Financial Statements in XBRL Format

(a) Furnished with this Quarterly Report on Form 10-Q.