Form 10-Q
period 2012-06-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2012-08-02
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The registrant does not have a class of registered equity securities. All of its equity securities are held by affiliates, employees, or former employees of the company.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C. Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(thousands)
Sales
Trade	$728,434	$585,031	$1,310,474	$1,063,838
Related parties	4,466	4,382	9,412	8,822
	732,900	589,413	1,319,886	1,072,660

Costs and expenses
Materials, labor, and other operating expenses	613,352	514,221	1,112,158	937,053
Materials, labor, and other operating expenses from related party	19,255	10,351	30,573	18,794
Depreciation and amortization	8,338	9,241	16,457	18,148
Selling and distribution expenses	60,468	51,016	114,282	97,986
General and administrative expenses	10,689	9,880	19,737	18,158
Other (income) expense, net	653	50	285	2,639
	712,755	594,759	1,293,492	1,092,778

Income (loss) from operations	20,145	(5,346)	26,394	(20,118)

Foreign exchange gain (loss)	(289)	30	(103)	340
Interest expense	(4,818)	(4,584)	(9,631)	(9,173)
Interest income	87	77	194	223
	(5,020)	(4,477)	(9,540)	(8,610)

Income (loss) before income taxes	15,125	(9,823)	16,854	(28,728)
Income tax provision	(78)	(38)	(139)	(134)
Net income (loss)	$15,047	$(9,861)	$16,715	$(28,862)

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(thousands)
Net income (loss)	$15,047	$(9,861)	$16,715	$(28,862)
Other comprehensive income (loss)
Defined benefit pension plans
Amortization of actuarial loss	1,958	698	3,984	1,424
Amortization of prior service costs and other	42	1	83	115
Other comprehensive income	2,000	699	4,067	1,539
Comprehensive income (loss)	$17,047	$(9,162)	$20,782	$(27,323)

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (unaudited)

	June 30, 2012	December 31, 2011
	(thousands)
ASSETS
Current
Cash and cash equivalents	$174,079	$182,459
Receivables
Trade, less allowances of $2,507 and $2,142	178,692	118,901
Related parties	569	1,236
Other	4,604	3,796
Inventories	319,132	283,978
Prepaid expenses and other	9,171	4,864
Total current assets	686,247	595,234

Property and equipment, net	264,519	266,456
Timber deposits	6,746	8,327
Deferred financing costs	4,059	4,962
Goodwill	12,170	12,170
Intangible assets, net	8,900	8,900
Other assets	7,942	6,786
Total assets	$990,583	$902,835

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (continued) (unaudited)

	June 30, 2012	December 31, 2011
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$175,019	$116,758
Related parties	2,057	1,142
Accrued liabilities
Compensation and benefits	45,259	32,267
Interest payable	3,322	3,326
Other	25,412	24,486
	251,069	177,979

Debt
Long-term debt	219,560	219,560

Other
Compensation and benefits	194,072	200,248
Other long-term liabilities	13,731	13,676
	207,803	213,924

Redeemable equity units
Series B equity units — 2,426 units and 2,522 units outstanding	2,426	2,522
Series C equity units — 13,475 units and 13,715 units outstanding	6,089	6,227
	8,515	8,749

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000 units authorized and outstanding	108,157	104,008
Series B equity units — no par value; 550,000 units authorized; 532,898 units and 532,802 units outstanding, respectively	312,257	299,460
Series C equity units — no par value; 44,000 units authorized; 12,930 units and 12,690 units outstanding, respectively	—	—
Accumulated other comprehensive loss	(116,778)	(120,845)
Total capital	303,636	282,623
Total liabilities and capital	$990,583	$902,835

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
	2012	2011
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$16,715	$(28,862)
Items in net income (loss) not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	17,664	19,041
Pension expense	6,394	6,432
Other	(469)	744
Decrease (increase) in working capital, net of acquisitions
Receivables	(59,482)	(44,221)
Inventories	(35,154)	(11,969)
Prepaid expenses and other	(2,251)	(2,284)
Accounts payable and accrued liabilities	68,235	27,716
Pension contributions	(7,874)	(4,279)
Other	1,005	(1,617)
Net cash provided by (used for) operations	4,783	(39,299)

Cash provided by (used for) investment
Expenditures for property and equipment	(10,952)	(16,585)
Acquisitions of businesses and facilities	(2,355)	(5,782)
Other	144	(112)
Net cash used for investment	(13,163)	(22,479)

Cash provided by (used for) financing	—	—

Net decrease in cash and cash equivalents	(8,380)	(61,778)

Balance at beginning of the period	182,459	264,606

Balance at end of the period	$174,079	$202,828

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2012, and December 31, 2011, we had $2.9 million and $2.8 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales, Trade." At June 30, 2012, and December 31, 2011, we had $14.4 million and $15.6 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $3.6 million and $3.9 million for the three months ended June 30, 2012 and 2011, respectively, and $7.2 million and $7.3 million for the six months ended June 30, 2012 and 2011, respectively. Sublease rental income was not material in any of the periods presented.

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

Inventories

Inventories included the following:

	June 30, 2012	December 31, 2011
	(thousands)
Finished goods and work in process	$272,635	$223,605
Logs	26,015	41,243
Other raw materials and supplies	20,482	19,130
	$319,132	$283,978

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2012	December 31, 2011
	(thousands)
Land	$35,662	$35,469
Buildings and improvements	121,494	117,155
Machinery and equipment	335,916	328,282
Construction in progress	6,954	5,812
	500,026	486,718
Less accumulated depreciation	(235,507)	(220,262)
	$264,519	$266,456

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy under U.S. generally accepted accounting principles (GAAP) gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices, and third-party valuations utilizing underlying asset assumptions (Level 3).

As of June 30, 2012, and December 31, 2011, we held $133.2 million and $164.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. Our outstanding debt is fixed-rate. At June 30, 2012, the book value of our fixed-rate debt was $219.6 million, and the fair value was estimated to be $221.4 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt (Level 1 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of customers based on ongoing credit evaluations. At June 30, 2012, and December 31, 2011, the receivables from a single customer accounted for approximately 15% and 14% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of equity, among other amendments. Instead, the company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. On December 23, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the ASU 2011-05 requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is being further deliberated by the FASB. The effective date of ASU 2011-12 is the same as that for the unaffected provisions of ASU 2011-05. We adopted this guidance retrospectively as of January 1, 2012, by adding the Consolidated Statements of Comprehensive Income (Loss) to our consolidated financial statements. In addition, accumulated other comprehensive loss was reclassified from Series B equity units to a separate line in the Consolidated Balance Sheets.

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

3.                                      Other (Income) Expense

Other (income) expense includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(thousands)
Facility curtailment (a)	$—	$—	$—	$1,410
Other, net (b)	653	50	285	1,229
	$653	$50	$285	$2,639
_______________________________________

(a)	In first quarter 2011, we committed to indefinitely curtail a manufacturing plant in our Wood Products segment. The manufacturing plant was permanently closed on June 30, 2011.

(b)	In first quarter 2011, we recorded noncash asset write-downs of $1.2 million.

4.	Debt

Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
	(thousands)
Asset-based revolving credit facility	$—	$—
7.125% senior subordinated notes	219,560	219,560
Total long-term debt	$219,560	$219,560

Asset-Based Revolving Credit Facility

On July 13, 2011, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into a new $250 million senior secured asset-based revolving credit facility (Revolving Credit Facility) with Wells Fargo Capital Finance, L.L.C., as agent and the banks named therein as lenders. The Revolving Credit Facility replaced our previous senior secured asset-based revolving credit facility with Bank of America. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible inventory and receivables reduced by outstanding borrowings and letters of credit (Availability).

The Revolving Credit Facility has a maturity date of July 13, 2016, provided that our senior subordinated notes have been repaid or refinanced prior to July 15, 2014; otherwise, the Revolving Credit Facility will mature July 15, 2014. The Revolving Credit Facility is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

Interest rates under the Revolving Credit Facility are based, at the company's election, on either the London Interbank Offered Rate (LIBOR) or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for loans based on LIBOR and from 0.75% to 1.25% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.375% to 0.50% per annum (based on facility utilization) of the average unused portion of the lending commitments.

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below the greater of $31.25 million or 12.5% of the aggregate lending commitments. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at June 30, 2012, was $238.4 million. At June 30, 2012, our aggregate liquidity from cash and cash equivalents and unused borrowing capacity (net of the Availability threshold amount for testing of the FCCR, as applicable) under the Revolving Credit Facility totaled $412.5 million.

At June 30, 2012, and December 31, 2011, we had no borrowings outstanding under the Revolving Credit Facility and approximately $11.5 million and $11.3 million, respectively, of letters of credit outstanding. These letters of credit reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. We did not borrow under the Revolving Credit Facility during the six months ended June 30, 2012.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture governing the notes (Indenture). Redemption prices will reduce to par value in October 2012. If we sell specific assets or experience specific kinds of changes in control, we may be required to purchase the notes. Subsequent to the exchange offer, a portion of the notes have been repurchased, resulting in $219.6 million of notes outstanding at both June 30, 2012, and December 31, 2011.

Cash Paid for Interest

For the six months ended June 30, 2012 and 2011, cash payments for interest, net of interest capitalized, were $8.4 million and $8.3 million, respectively. Capitalized interest was not material for both periods.

5.                               Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(thousands)
Service cost	$1,182	$1,297	$2,351	$2,798
Interest cost	4,824	5,075	9,667	10,345
Expected return on plan assets	(4,847)	(4,486)	(9,691)	(8,969)
Recognized actuarial loss	1,958	698	3,984	1,424
Amortization of prior service costs	42	44	83	89
Curtailment loss and other	—	—	—	745
Net periodic benefit cost	$3,159	$2,628	$6,394	$6,432

On July 13, 2012, we contributed company-owned real property to the pension plans from two locations in our Building Materials Distribution segment. The pension plans obtained independent appraisals of the properties, and based on these appraisals, the plans recorded the contribution at fair value of $9.7 million on July 13, 2012.

We are leasing back the contributed properties for an initial term of ten years with two five-year extension options and will continue to use the properties in our distribution operations. Rent payments will be made quarterly, with first-year annual rents of $0.8 million and 2% annual escalation rates thereafter. Each lease provides us a right of first refusal on any subsequent sale by the pension plans, as well as repurchase options at the end of the initial term and extension periods. The plans engaged an independent fiduciary who negotiated the lease terms and will also manage the properties on behalf of the plans.

We determined that the contribution of the properties does not meet the accounting definition of a plan asset within the scope of Accounting Standards Codification 715, Compensation — Retirement Benefits. Accordingly, the contributed properties will not be considered a contribution for accounting purposes and, as a result, will not be included in plan assets and will have no impact on the net pension liability recorded on our Consolidated Balance Sheets. We will continue to depreciate the carrying value of the properties in our financial statements, and no gain or loss will be recognized at the contribution date for accounting purposes. Lease payments will be recorded as pension contributions.

In the first six months of 2012, we made $7.9 million in cash contributions to the pension plans. The total cash and real property contributions are expected to satisfy U.S. Department of Labor minimum pension contribution requirements for 2012 in light of recently passed pension funding relief legislation.

6.                                      Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource transactional services. The agreement, as extended, expires on February 22, 2014. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement were $3.6 million and $3.7 million for the three months ended June 30, 2012 and 2011, respectively, and $7.3 million and $7.3 million for the six months ended June 30, 2012 and 2011, respectively. The majority of these expenses are recorded in "General and administrative expenses" in our Consolidated Statements of Income (Loss).

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

An analysis of our operations by segment is as follows:

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(b)
	(millions)
Three Months Ended June 30, 2012
Building Materials Distribution	$580.5	$—	$—	$580.5	$8.7	$2.2	$10.9
Wood Products	147.9	4.5	89.4	241.8	15.5	6.1	21.7
Corporate and Other	—	—	—	—	(4.4)	—	(4.4)
Intersegment eliminations	—	—	(89.4)	(89.4)	—	—	—
	$728.4	$4.5	$—	$732.9	19.9	$8.3	$28.2
Interest expense					(4.8)
Interest income					0.1
					$15.1

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(b)
	(millions)
Three Months Ended June 30, 2011
Building Materials Distribution	$470.5	$—	$0.2	$470.7	$1.3	$2.1	$3.4
Wood Products	114.5	4.4	63.5	182.4	(2.7)	7.1	4.5
Corporate and Other	—	—	—	—	(4.0)	0.1	(3.9)
Intersegment eliminations	—	—	(63.7)	(63.7)	—	—	—
	$585.0	$4.4	$—	$589.4	(5.3)	$9.2	$3.9
Interest expense					(4.6)
Interest income					0.1
					$(9.8)

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(b)
	(millions)
Six Months Ended June 30, 2012
Building Materials Distribution	$1,032.0	$—	$—	$1,032.0	$7.9	$4.4	$12.3
Wood Products	278.5	9.4	165.1	453.0	26.4	12.0	38.4
Corporate and Other	—	—	—	—	(7.9)	0.1	(7.9)
Intersegment eliminations	—	—	(165.1)	(165.1)	—	—	—
	$1,310.5	$9.4	$—	$1,319.9	26.3	$16.5	$42.7
Interest expense					(9.6)
Interest income					0.2
					$16.9

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Parties	segment	Total	Taxes	Amortization	(b)
	(millions)
Six Months Ended June 30, 2011
Building Materials Distribution (a)	$848.1	$—	$0.4	$848.5	$(3.2)	$4.1	$0.9
Wood Products (a)	215.7	8.9	112.8	337.4	(9.9)	13.9	4.0
Corporate and Other	—	—	—	—	(6.6)	0.1	(6.5)
Intersegment eliminations	—	—	(113.2)	(113.2)	—	—	—
	$1,063.8	$8.9	$—	$1,072.7	(19.8)	$18.1	$(1.6)
Interest expense					(9.2)
Interest income					0.2
					$(28.7)
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

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(millions)
Net income (loss)	$15.0	$(9.9)	$16.7	$(28.9)
Interest expense	4.8	4.6	9.6	9.2
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Income tax provision	0.1	—	0.1	0.1
Depreciation and amortization	8.3	9.2	16.5	18.1
EBITDA	$28.2	$3.9	$42.7	$(1.6)

9.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 4, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At June 30, 2012, there have been no material changes to the commitments disclosed in the 2011 Form 10-K.

In July 2012, there was a change in the ownership of timberlands that serve as a significant source of fiber to our Wood Products segment pursuant to a number of long-term fiber supply agreements. The affected supply agreements remain in place, with our rights and the new owners' obligations under those agreements unchanged. As such, we do not anticipate the ownership transition to negatively impact our operations.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and

Supplementary Data" in our 2011 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2012, there have been no material changes to the guarantees disclosed in the 2011 Form 10-K.

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

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2012
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$725,328	$3,106	$—	$728,434
Intercompany	—	—	—	3,276	(3,276)	—
Related parties	—	—	4,466	—	—	4,466
	—	—	729,794	6,382	(3,276)	732,900

Costs and expenses
Materials, labor, and other operating expenses	—	—	610,500	6,352	(3,500)	613,352
Materials, labor, and other operating expenses from related party	—	—	19,255	—	—	19,255
Depreciation and amortization	—	32	7,857	449	—	8,338
Selling and distribution expenses	—	—	59,691	777	—	60,468
General and administrative expenses	—	4,040	6,424	1	224	10,689
Other (income) expense, net	—	31	953	(331)	—	653
	—	4,103	704,680	7,248	(3,276)	712,755

Income (loss) from operations	—	(4,103)	25,114	(866)	—	20,145

Foreign exchange loss	—	(25)	(134)	(130)	—	(289)
Interest expense	—	(4,818)	—	—	—	(4,818)
Interest income	—	38	49	—	—	87
	—	(4,805)	(85)	(130)	—	(5,020)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(8,908)	25,029	(996)	—	15,125
Income tax provision	—	(75)	(3)	—	—	(78)

Income (loss) before equity in net income (loss) of affiliates	—	(8,983)	25,026	(996)	—	15,047
Equity in net income (loss) of affiliates	15,047	24,030	—	—	(39,077)	—
Net income (loss)	15,047	15,047	25,026	(996)	(39,077)	15,047

Other comprehensive income (loss)
Defined benefit pension plans
Amortization of actuarial loss	—	1,958	—	—	—	1,958
Amortization of prior service costs	—	42	—	—	—	42
Equity in other comprehensive income (loss) of affiliates	2,000	—	—	—	(2,000)	—
Other comprehensive income	2,000	2,000	—	—	(2,000)	2,000
Comprehensive income (loss)	$17,047	$17,047	$25,026	$(996)	$(41,077)	$17,047

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2011
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$580,961	$4,070	$—	$585,031
Intercompany	—	—	—	3,608	(3,608)	—
Related parties	—	—	4,382	—	—	4,382
	—	—	585,343	7,678	(3,608)	589,413

Costs and expenses
Materials, labor, and other operating expenses	—	—	510,539	7,480	(3,798)	514,221
Materials, labor, and other operating expenses from related party	—	—	10,351	—	—	10,351
Depreciation and amortization	—	62	8,752	427	—	9,241
Selling and distribution expenses	—	—	50,325	691	—	51,016
General and administrative expenses	1	3,913	5,776	—	190	9,880
Other (income) expense, net	—	45	340	(335)	—	50
	1	4,020	586,083	8,263	(3,608)	594,759

Loss from operations	(1)	(4,020)	(740)	(585)	—	(5,346)

Foreign exchange gain (loss)	—	30	(14)	14	—	30
Interest expense	—	(4,584)	—	—	—	(4,584)
Interest income	—	25	52	—	—	77
	—	(4,529)	38	14	—	(4,477)

Loss before income taxes and equity in net income (loss) of affiliates	(1)	(8,549)	(702)	(571)	—	(9,823)
Income tax (provision) benefit	—	(65)	27	—	—	(38)

Loss before equity in net income (loss) of affiliates	(1)	(8,614)	(675)	(571)	—	(9,861)
Equity in net income (loss) of affiliates	(9,860)	(1,246)	—	—	11,106	—
Net income (loss)	(9,861)	(9,860)	(675)	(571)	11,106	(9,861)

Other comprehensive income (loss)
Defined benefit pension plans
Amortization of actuarial loss	—	698	—	—	—	698
Amortization of prior service costs and other	—	1	—	—	—	1
Equity in other comprehensive income (loss) of affiliates	699	—	—	—	(699)	—
Other comprehensive income	699	699	—	—	(699)	699
Comprehensive income (loss)	$(9,162)	$(9,161)	$(675)	$(571)	$10,407	$(9,162)

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2012
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,304,630	$5,844	$—	$1,310,474
Intercompany	—	—	—	6,527	(6,527)	—
Related parties	—	—	9,412	—	—	9,412
	—	—	1,314,042	12,371	(6,527)	1,319,886

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,106,522	12,531	(6,895)	1,112,158
Materials, labor, and other operating expenses from related parties	—	—	30,573	—	—	30,573
Depreciation and amortization	—	64	15,497	896	—	16,457
Selling and distribution expenses	—	—	112,750	1,532	—	114,282
General and administrative expenses	—	7,703	11,665	1	368	19,737
Other (income) expense, net	—	78	1,196	(989)	—	285
	—	7,845	1,278,203	13,971	(6,527)	1,293,492

Income (loss) from operations	—	(7,845)	35,839	(1,600)	—	26,394

Foreign exchange gain (loss)	—	26	(59)	(70)	—	(103)
Interest expense	—	(9,631)	—	—	—	(9,631)
Interest income	—	89	105	—	—	194
	—	(9,516)	46	(70)	—	(9,540)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(17,361)	35,885	(1,670)	—	16,854
Income tax provision	—	(127)	(12)	—	—	(139)

Income (loss) before equity in net income (loss) of affiliates	—	(17,488)	35,873	(1,670)	—	16,715
Equity in net income (loss) of affiliates	16,715	34,203	—	—	(50,918)	—
Net income (loss)	16,715	16,715	35,873	(1,670)	(50,918)	16,715

Other comprehensive income (loss)
Defined benefit pension plans
Amortization of actuarial loss	—	3,984	—	—	—	3,984
Amortization of prior service costs	—	83	—	—	—	83
Equity in other comprehensive income (loss) of affiliates	4,067	—	—	—	(4,067)	—
Other comprehensive income	4,067	4,067	—	—	(4,067)	4,067
Comprehensive income (loss)	$20,782	$20,782	$35,873	$(1,670)	$(54,985)	$20,782

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2011
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,056,743	$7,095	$—	$1,063,838
Intercompany	—	—	—	5,185	(5,185)	—
Related parties	—	—	8,822	—	—	8,822
	—	—	1,065,565	12,280	(5,185)	1,072,660

Costs and expenses
Materials, labor, and other operating expenses	—	—	930,327	12,210	(5,484)	937,053
Materials, labor, and other operating expenses from related parties	—	—	18,794	—	—	18,794
Depreciation and amortization	—	123	17,132	893	—	18,148
Selling and distribution expenses	—	—	96,672	1,314	—	97,986
General and administrative expenses	1	6,799	11,059	—	299	18,158
Other (income) expense, net	—	45	2,824	(230)	—	2,639
	1	6,967	1,076,808	14,187	(5,185)	1,092,778

Loss from operations	(1)	(6,967)	(11,243)	(1,907)	—	(20,118)

Foreign exchange gain	—	133	24	183	—	340
Interest expense	—	(9,173)	—	—	—	(9,173)
Interest income	—	95	128	—	—	223
	—	(8,945)	152	183	—	(8,610)

Loss before income taxes and equity in net income (loss) of affiliates	(1)	(15,912)	(11,091)	(1,724)	—	(28,728)
Income tax provision	—	(108)	(26)	—	—	(134)

Loss before equity in net income (loss) of affiliates	(1)	(16,020)	(11,117)	(1,724)	—	(28,862)
Equity in net income (loss) of affiliates	(28,861)	(12,841)	—	—	41,702	—
Net income (loss)	(28,862)	(28,861)	(11,117)	(1,724)	41,702	(28,862)

Other comprehensive income (loss)
Defined benefit pension plans
Amortization of actuarial loss	—	1,424	—	—	—	1,424
Amortization of prior service costs and other	—	115	—	—	—	115
Equity in other comprehensive income (loss) of affiliates	1,539	—	—	—	(1,539)	—
Other comprehensive income	1,539	1,539	—	—	(1,539)	1,539
Comprehensive income (loss)	$(27,323)	$(27,322)	$(11,117)	$(1,724)	$40,163	$(27,323)

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at June 30, 2012 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$4	$173,974	$28	$73	$—	$174,079
Receivables
Trade, less allowances	—	1	177,070	1,621	—	178,692
Related parties	—	16	553	—	—	569
Other	—	(75)	4,305	374	—	4,604
Inventories	—	—	312,943	6,189	—	319,132
Prepaid expenses and other	—	2,786	6,271	114	—	9,171
Total current assets	4	176,702	501,170	8,371	—	686,247

Property and equipment, net	—	1,286	254,070	9,163	—	264,519
Timber deposits	—	—	6,746	—	—	6,746
Deferred financing costs	—	4,059	—	—	—	4,059
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,900	—	—	8,900
Other assets	—	20	7,921	1	—	7,942
Investments in affiliates	312,147	586,811	—	—	(898,958)	—
Total assets	$312,151	$768,878	$790,977	$17,535	$(898,958)	$990,583

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at June 30, 2012 (continued) (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$9,812	$164,326	$881	$—	$175,019
Related parties	—	395	1,662	—	—	2,057
Accrued liabilities	—	—	—	—	—
Compensation and benefits	—	16,948	27,907	404	—	45,259
Interest payable	—	3,322	—	—	—	3,322
Other	—	2,612	22,350	450	—	25,412
	—	33,089	216,245	1,735	—	251,069

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	194,072	—	—	—	194,072
Other long-term liabilities	—	10,010	3,721	—	—	13,731
	—	204,082	3,721	—	—	207,803

Redeemable equity units
Series B equity units	2,426	—	—	—	—	2,426
Series C equity units	6,089	—	—	—	—	6,089
Redeemable equity units	—	8,515	—	—	(8,515)	—
	8,515	8,515	—	—	(8,515)	8,515

Commitments and contingent liabilities

Capital
Series A equity units	108,157	—	—	—	—	108,157
Series B equity units	312,257	—	—	—	—	312,257
Series C equity units	—	—	—	—	—	—
Accumulated other comprehensive loss	(116,778)	(116,778)	—	—	116,778	(116,778)
Subsidiary equity	—	420,410	571,011	15,800	(1,007,221)	—
Total capital	303,636	303,632	571,011	15,800	(890,443)	303,636
Total liabilities and capital	$312,151	$768,878	$790,977	$17,535	$(898,958)	$990,583

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2011

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$4	$182,326	$20	$109	$—	$182,459
Receivables
Trade, less allowances	—	—	118,267	634	—	118,901
Related parties	—	935	301	—	—	1,236
Intercompany	—	—	56	—	(56)	—
Other	—	(90)	3,661	225	—	3,796
Inventories	—	—	278,580	5,398	—	283,978
Prepaid expenses and other	—	843	3,972	49	—	4,864
Total current assets	4	184,014	404,857	6,415	(56)	595,234

Property and equipment, net	—	1,259	255,117	10,080	—	266,456
Timber deposits	—	—	8,327	—	—	8,327
Deferred financing costs	—	4,962	—	—	—	4,962
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,900	—	—	8,900
Other assets	—	20	6,765	1	—	6,786
Investments in affiliates	291,368	557,925	—	—	(849,293)	—
Total assets	$291,372	$748,180	$696,136	$16,496	$(849,349)	$902,835

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2011 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$8,633	$107,336	$789	$—	$116,758
Related parties	—	395	747	—	—	1,142
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	12,104	19,816	347	—	32,267
Interest payable	—	3,326	—	—	—	3,326
Other	—	2,470	21,045	971	—	24,486
	—	26,928	148,944	2,163	(56)	177,979

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	200,248	—	—	—	200,248
Other long-term liabilities	—	10,076	3,600	—	—	13,676
	—	210,324	3,600	—	—	213,924

Redeemable equity units
Series B equity units	2,522	—	—	—	—	2,522
Series C equity units	6,227	—	—	—	—	6,227
Redeemable equity units	—	8,749	—	—	(8,749)	—
	8,749	8,749	—	—	(8,749)	8,749

Commitments and contingent liabilities

Capital
Series A equity units	104,008	—	—	—	—	104,008
Series B equity units	299,460	—	—	—	—	299,460
Series C equity units	—	—	—	—	—	—
Accumulated other comprehensive loss	(120,845)	(120,845)	—	—	120,845	(120,845)
Subsidiary equity	—	403,464	543,592	14,333	(961,389)	—
Total capital	282,623	282,619	543,592	14,333	(840,544)	282,623
Total liabilities and capital	$291,372	$748,180	$696,136	$16,496	$(849,349)	$902,835

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2012 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$16,715	$16,715	$35,873	$(1,670)	$(50,918)	$16,715
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(16,715)	(34,203)	—	—	50,918	—
Depreciation and amortization, including deferred financing costs and other	—	1,271	15,497	896	—	17,664
Pension expense	—	6,394	—	—	—	6,394
Other	—	(30)	(123)	(316)	—	(469)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	936	(59,643)	(719)	(56)	(59,482)
Inventories	—	—	(34,363)	(791)	—	(35,154)
Prepaid expenses and other	—	104	(2,291)	(64)	—	(2,251)
Accounts payable and accrued liabilities	—	2,220	66,382	(423)	56	68,235
Pension contributions	—	(7,874)	—	—	—	(7,874)
Other	—	829	181	(5)	—	1,005
Net cash provided by (used for) operations	—	(13,638)	21,513	(3,092)	—	4,783
Cash provided by (used for) investment
Expenditures for property and equipment	—	(28)	(10,843)	(81)	—	(10,952)
Acquisitions of businesses and facilities	—	—	(2,355)	—		(2,355)
Other	—	(3)	147	—	—	144
Net cash used for investment	—	(31)	(13,051)	(81)	—	(13,163)
Cash provided by (used for) financing
Due to (from) affiliates	—	5,317	(8,454)	3,137	—	—
Net cash provided by (used for) financing	—	5,317	(8,454)	3,137	—	—
Net increase (decrease) in cash and cash equivalents	—	(8,352)	8	(36)	—	(8,380)
Balance at beginning of the period	4	182,326	20	109	—	182,459
Balance at end of the period	$4	$173,974	$28	$73	$—	$174,079

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2011 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(28,862)	$(28,861)	$(11,117)	$(1,724)	$41,702	$(28,862)
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	28,861	12,841	—	—	(41,702)	—
Depreciation and amortization, including deferred financing costs and other	—	1,016	17,132	893	—	19,041
Pension expense	—	6,432	—	—	—	6,432
Other	—	(106)	634	216	—	744
Decrease (increase) in working capital, net of acquisitions
Receivables	—	61	(43,543)	(739)	—	(44,221)
Inventories	—	—	(10,919)	(1,050)	—	(11,969)
Prepaid expenses and other	—	276	(2,434)	(126)	—	(2,284)
Accounts payable and accrued liabilities	—	828	27,430	(542)	—	27,716
Pension contributions	—	(4,279)	—	—	—	(4,279)
Other	—	(2,019)	412	(10)	—	(1,617)
Net cash used for operations	(1)	(13,811)	(22,405)	(3,082)	—	(39,299)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(11)	(16,225)	(349)	—	(16,585)
Acquisitions of businesses and facilities	—	—	(5,782)	—	—	(5,782)
Other	—	123	(333)	98	—	(112)
Net cash provided by (used for) investment	—	112	(22,340)	(251)	—	(22,479)
Cash provided by (used for) financing
Due to (from) affiliates	—	(47,949)	44,749	3,200	—	—
Net cash provided by (used for) financing	—	(47,949)	44,749	3,200	—	—
Net increase (decrease) in cash and cash equivalents	(1)	(61,648)	4	(133)	—	(61,778)
Balance at beginning of the period	5	264,364	16	221	—	264,606
Balance at end of the period	$4	$202,716	$20	$88	$—	$202,828

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2011 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2011 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the six months ended June 30, 2012, from those listed in our 2011 Form 10-K. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Executive Overview

Our second quarter 2012 revenues and earnings were positively affected by improved demand for our products and commodity price increases, compared with the same period in the prior year. While our revenues and earnings continue to be affected by demand below historical levels for the products we distribute and manufacture, we believe improved residential construction activity and our market share gains in EWP and plywood contributed to an improved second quarter.

We recorded income from operations of $20.1 million during the three months ended June 30, 2012, compared with a loss from operations of $5.3 million during the three months ended June 30, 2011. Our improved results were driven primarily by sales volume growth and commodity price increases. Composite panel and lumber prices were approximately 27% and 23% higher, on average, in second quarter 2012, compared with the same period in 2011. In addition, our Building Materials Distribution segment experienced a gross margin improvement of 60 basis points. These changes are discussed further in "Our Operating Results" below.

At June 30, 2012, we had $174.1 million of cash and cash equivalents and $238.4 million of usable committed bank line availability. We used $8.4 million of cash during the six months ended June 30, 2012, as cash provided by operations, which includes seasonal working capital increases, was more than offset by capital spending and acquisitions, as discussed further in "Liquidity and Capital Resources" below.

Demand for our products closely correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of July 2012, the Blue Chip Economic Indicators consensus forecast for 2012 single- and multi-family housing starts in the U.S. was 0.74 million units, compared with actual housing starts of 0.61 million in 2011 and 0.59 million in 2010, as reported by the U.S. Census Bureau. These amounts are significantly below historical trends of approximately 1.3 million units per year over the ten years prior to 2012. Single-family housing starts are a primary driver of our sales, and although 2012 housing starts are projected to be higher than in 2011, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product utilization per start, than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

Unemployment rates in the U.S. improved to 8.2% as of June 30, 2012, from 9.1% as of June 30, 2011. We believe continued employment growth, prospective homebuyers' access to capital, and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help reduce excess housing inventory and stimulate new construction.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(millions)
Sales
Trade	$728.4	$585.0	$1,310.5	$1,063.8
Related parties	4.5	4.4	9.4	8.9
	732.9	589.4	1,319.9	1,072.7

Costs and expenses
Materials, labor, and other operating expenses	613.4	514.2	1,112.2	937.1
Materials, labor, and other operating expenses from related party	19.3	10.4	30.6	18.8
Depreciation and amortization	8.3	9.2	16.5	18.1
Selling and distribution expenses	60.5	51.0	114.3	98.0
General and administrative expenses	10.7	9.9	19.7	18.2
Other (income) expense, net	0.7	0.1	0.3	2.6
	712.8	594.8	1,293.5	1,092.8

Income (loss) from operations	$20.1	$(5.3)	$26.4	$(20.1)

	(percentage of sales)
Sales
Trade	99.4%	99.3%	99.3%	99.2%
Related parties	0.6	0.7	0.7	0.8
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related party	86.3%	89.0%	86.6%	89.1%
Depreciation and amortization	1.1	1.6	1.2	1.7
Selling and distribution expenses	8.3	8.7	8.7	9.1
General and administrative expenses	1.5	1.7	1.5	1.7
Other (income) expense, net	0.1	—	—	0.2
	97.3%	100.9%	98.0%	101.9%

Income (loss) from operations	2.7%	(0.9)%	2.0%	(1.9)%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, sales mix information for our Building Materials Distribution segment, and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(thousands)
U.S. Housing Starts (a)
Single-family	152.2	123.4	257.7	213.1
Multi-family	58.5	40.1	107.9	76.0
	210.7	163.5	365.6	289.1

	(millions)
Segment Sales
Building Materials Distribution	$580.5	$470.7	$1,032.0	$848.5
Wood Products	241.8	182.4	453.0	337.4
Intersegment eliminations	(89.4)	(63.7)	(165.1)	(113.2)
	$732.9	$589.4	$1,319.9	$1,072.7

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	48.0%	45.6%	48.9%	47.9%
General line	38.6%	42.4%	37.7%	40.6%
Engineered wood	13.4%	12.0%	13.4%	11.5%

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	2.3	1.8	4.4	3.4
I-joists (equivalent lineal feet)	39	32	69	54
Plywood (sq. ft.) (3/8" basis)	346	286	674	526
Lumber (board feet)	49	38	90	76

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$14.94	$15.93	$15.00	$16.03
I-joists (1,000 equivalent lineal feet)	928	976	931	975
Plywood (1,000 sq. ft.) (3/8" basis)	290	230	278	231
Lumber (1,000 board feet)	448	419	432	415
_______________________________________

(a)    Actual U.S. housing starts data as reported by the U.S. Census Bureau.

Sales

For the three months ended June 30, 2012, total sales increased $143.5 million, or 24%, to $732.9 million from $589.4 million during the three months ended June 30, 2011. For the six months ended June 30, 2012, total sales increased $247.2 million, or 23%, to $1,319.9 million from $1,072.7 million for the same period in the prior year. The increase in sales was driven primarily by increases in sales volumes and prices for many of the products we manufacture and distribute. U.S. housing starts increased 29% in second quarter 2012, compared with the same period in the prior year. Single-family housing starts, which are a primary driver of our sales and typically result in higher building product utilization per start than multi-family units, experienced an increase of 23% for the quarter and 21% for the first six months of the year, compared with the same periods in 2011.

Building Materials Distribution.  Sales increased $109.8 million, or 23%, to $580.5 million for the three months ended June 30, 2012, from $470.7 million for the three months ended June 30, 2011. The increase in sales during the three months ended June 30, 2012, was driven primarily by improvements in sales volumes and prices of 15% and 8%, respectively. By product line, sales of EWP (substantially all of which is sourced through our Wood Products segment), commodity, and general line products increased 38%, 30%, and 13%, respectively.

During the six months ended June 30, 2012, sales increased $183.5 million, or 22%, to $1,032.0 million from $848.5 million in the same period in the prior year. The increase in sales was driven primarily by improvements in sales volumes and prices of 15% and 6%, respectively. By product line, sales of EWP (substantially all of which is sourced through our Wood Products segment), commodity, and general line products increased 42%, 24%, and 13%, respectively.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, increased $59.4 million, or 33%, to $241.8 million for the three months ended June 30, 2012, from $182.4 million for the three months ended June 30, 2011. The increase in sales was due primarily to higher plywood volumes and prices, increased EWP and lumber sales volumes, and higher byproduct sales, offset partially by declines in EWP prices. Plywood sales volumes increased 21% primarily as a result of increased operating rates and market share gains. LVL and I-joist sales volumes increased 28% and 23%, respectively, due to higher levels of residential construction activity, the capture of further sales opportunities with customers, and further EWP market penetration. Lumber sales volumes also increased 28%. Plywood prices increased 26%, while LVL and I-joist sales prices declined 6% and 5%, respectively.

During the six months ended June 30, 2012, sales, including sales to our Building Materials Distribution segment, increased $115.6 million, or 34%, to $453.0 million from $337.4 million in the same period in the prior year. Plywood and lumber sales volumes increased 28% and 17%, respectively, while LVL and I-joist sales volumes increased 30% and 28%, respectively. Higher byproduct sales also contributed to the increase in sales. Plywood prices increased 20%, while LVL and I-joist sales prices declined 6% and 5%, respectively.

Costs and Expenses

Materials, labor, and other operating expenses, including from related party, increased $108.0 million, or 21%, to $632.6 million for the three months ended June 30, 2012, compared with $524.6 million during the same period in the prior year. For the six months ended June 30, 2012, these expenses increased $186.9 million, or 20%, to $1,142.7 million, compared with $955.8 million in the same period in the prior year. The increases in both periods primarily reflect higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment. In addition, higher manufacturing costs were driven by higher sales volumes of plywood and EWP in our Wood Products segment, as well as higher per-unit log costs. However, manufacturing costs in our Wood Products segment decreased as a percentage of sales due to higher average sales prices, productivity improvements, and the leveraging of our fixed manufacturing costs due to higher sales volumes.

Depreciation and amortization expenses decreased $0.9 million, or 10%, to $8.3 million for the three months ended June 30, 2012, compared with $9.2 million during the same period in the prior year. For the six months ended June 30, 2012, these expenses decreased $1.7 million, or 9%, to $16.5 million, compared with $18.1 million in the same period in the prior year. The decreases in both periods were due primarily to certain property and equipment becoming fully depreciated during 2011.

Selling and distribution expenses increased $9.5 million, or 19%, to $60.5 million for the three months ended June 30, 2012, compared with $51.0 million for the same period in the prior year. During the six months ended June 30, 2012, these costs increased $16.3 million, or 17%, to $114.3 million, compared with $98.0 million during the same period in 2011. The increases in both periods were due primarily to increased compensation and benefit costs, including performance-based incentive costs, as well as higher transportation costs in our Building Materials Distribution segment. These increases were driven by improved operating results and increased sales volumes.

General and administrative expenses increased $0.8 million, or 8%, to $10.7 million for the three months ended June 30, 2012, compared with $9.9 million for the same period in the prior year. For the six months ended June 30, 2012, these expenses increased $1.5 million, or 9%, to $19.7 million, compared with $18.2 million for the same period in 2011. The increase was due primarily to higher performance-based incentive costs as a result of improved operating results.

For the three and six months ended June 30, 2012, and for the three months ended June 30, 2011, other (income) expense, net, was insignificant. Other (income) expense, net, for the six months ended June 30, 2011, was $2.6 million of expense, including $1.4 million related to the closure of a manufacturing plant in our Wood Products segment and $1.2 million in noncash asset write-downs.

Income (Loss) From Operations

Income (loss) from operations increased $25.4 million to $20.1 million of income for the three months ended June 30, 2012, compared with a $5.3 million loss for the three months ended June 30, 2011. Income (loss) from operations increased $46.5 million to $26.4 million of income for the six months ended June 30, 2012, compared with a $20.1 million loss for the six months ended June 30, 2011. Our improved financial results were driven primarily by higher sales volumes and prices for many of the products we manufacture and distribute. In addition, during the six months ended June 30, 2011, we recorded $3.0 million of charges related to the closure of a manufacturing plant in our Wood Products segment and noncash asset write-downs. These changes are discussed in more detail below.

Building Materials Distribution.  Segment income increased $7.4 million to $8.7 million for the three months ended June 30, 2012, from $1.3 million for the three months ended June 30, 2011. The increase in segment income was driven primarily by improvements in sales volumes and prices of 15% and 8%, respectively. Gross margins also improved 60 basis points, compared with the same period in the prior year. While total selling and distribution expenses increased 16%, these costs decreased as a percentage of segment sales by 60 basis points, as selling and distribution expenses did not increase at the same rate as sales. For the six months ended June 30, 2012, segment income (loss) increased $11.1 million to $7.9 million of income from a $3.2 million loss for the six months ended June 30, 2011. The improvement in segment income (loss) was driven primarily by improvements in sales volumes and prices of 15% and 6%, respectively. Gross margins also improved 40 basis points, compared with the same period in the prior year. While total selling and distribution expenses increased 14%, these costs decreased as a percentage of segment sales by 60 basis points, as selling and distribution expenses did not increase at the same rate as sales. In addition, during the six months ended June 30, 2011, we recorded a noncash asset write-down of $0.8 million.

Wood Products.  Segment income (loss) increased $18.2 million to $15.5 million of income for the three months ended June 30, 2012, from a $2.7 million loss for the three months ended June 30, 2011. For the six months ended June 30, 2012, segment income (loss) increased $36.3 million to $26.4 million of income from a $9.9 million loss for the six months ended June 30, 2011. In both the three and six months ended June 30, 2012, the increases in segment income were driven primarily by higher plywood sales prices as well as lower per-unit manufacturing costs resulting from higher sales volumes of EWP and plywood and productivity improvements. These improvements were offset partially by higher log costs, an increase in selling and distribution costs, and declines in EWP prices. In addition, during the six months ended June 30, 2011, we recorded charges of $2.2 million related to the closure of a manufacturing plant and noncash asset write-downs.

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

We ended second quarter 2012 with $174.1 million of cash and $219.6 million of long-term debt. At June 30, 2012, we had $412.5 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We used $8.4 million of cash during the six months ended June 30, 2012, as cash provided by operations, which includes seasonal working capital increases, was more than offset by capital spending and acquisitions, as discussed below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions for at least the next 12 months.

Sources and Uses of Cash

We generate cash from sales of our products and from short-term and long-term borrowings. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including inventory purchased for resale, fiber, labor, energy, and glues and resins. In addition to paying for ongoing operating costs, we use cash to invest in our business, repay debt, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash for operating activities, investing activities, and financing activities.

	Six Months Ended June 30
	2012	2011
	(thousands)
Cash provided by (used for) operations	$4,783	$(39,299)
Cash used for investment	(13,163)	(22,479)
Cash provided by (used for) financing	—	—

Operating Activities

For the six months ended June 30, 2012, our operating activities generated $4.8 million of cash, compared with $39.3 million of cash used for operations in the same period in 2011. The $4.8 million of cash provided by operations was due primarily to $40.3 million of income (before noncash income and expenses), partially offset by a $28.7 million increase in working capital and pension contributions of $7.9 million. The $39.3 million of cash used for operations during the six months ended June 30, 2011, was driven primarily by increases in working capital of $30.8 million, pension contributions of $4.3 million, and a $2.6 million loss (before noncash income and expenses).

The increases in working capital in both periods were attributable primarily to higher receivables and inventories, partially offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 48% and 37%, comparing sales for the months of June 2012 and 2011 with sales for the months of December 2011 and 2010, respectively. The increase in inventories during the six months ended June 30, 2012, represents normal seasonal inventory build, product line expansions, and an improvement in demand for our products from higher residential construction activity and market share gains. The increase in accounts payable and accrued liabilities provided $68.2 million of cash during the six months ended June 30, 2012, compared with $27.7 million in the same period a year ago. During the six months ended June 30, 2012, increases in inventory levels and accrued incentive compensation led to the increase in accounts payable and accrued liabilities.

Investment Activities

During the six months ended June 30, 2012 and 2011, we used approximately $11.0 million and $16.6 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. We expect capital expenditures in 2012 to total approximately $30 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. During the six months ended June 30, 2012, we also used $2.4 million for the acquisition of a sawmill in Arden, Washington, which we believe will improve fiber integration and enhance the product mix capabilities in our Inland Region lumber operations. During the six months ended June 30, 2011, we spent $5.8 million for the acquisition of a laminated beam and decking manufacturing plant in Homedale, Idaho.

Financing Activities

Cash used for financing activities was zero for each of the six months ended June 30, 2012 and 2011.

For more information related to our debt structure, see the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K and in Note 4, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information on contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. During the six months ended June 30, 2012, there were no material changes to our contractual obligations outside the normal course of business.

Off-Balance-Sheet Activities

At June 30, 2012, and December 31, 2011, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, and Note 18, Consolidating Guarantor and Nonguarantor Financial Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2012, there have been no material changes to the guarantees disclosed in our 2011 Form 10-K.

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

Employees

As of June 30, 2012, we had approximately 4,510 employees. Approximately 31% of these employees work pursuant to collective bargaining agreements. As of June 30, 2012, we had ten collective bargaining agreements, of which five agreements, representing 653 employees, are up for renewal in 2012 and one agreement, covering 83 employees at our AllJoist facility in Canada, expired on December 31, 2011. We are continuing to work under the expired contract pending negotiations. In late July, we initiated discussion with the union concerning a new contract at AllJoist. On May 31, 2012, the contracts at four Wood Products manufacturing facilities and one Building Materials Distribution location in the Pacific Northwest expired. Negotiations are ongoing. We do not expect material increases in our costs or work interruptions during the course of the negotiations with our collective bargaining units. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at one or more of our facilities, any of which could prevent us from meeting customer demand or reduce our sales and profitability.

Environmental

For additional information on environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of June 30, 2012, there have been no changes to our critical accounting estimates disclosed in our 2011 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of June 30, 2012, there have been no material changes in our exposure to market risk from those disclosed in our 2011 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2011 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission. There have been no material changes to our risk factors during the six months ended June 30, 2012, from those listed in our 2011 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  August 2, 2012

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012

Number		Description

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	(a)	Salt Lake City Property Contribution Agreement

99.2	(a)	Albuquerque Property Contribution Agreement

101	(a)	Financial Statements in XBRL Format

(a) Furnished with this Quarterly Report on Form 10-Q.