Form 10-Q
period 2012-09-30
BOISE CASCADE HOLDINGS, L.L.C.
filed 2012-10-25
CIK 1317436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Holdings, L.L.C. Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(thousands)
Sales
Trade	$759,330	$623,199	$2,069,804	$1,687,037
Related party	5,266	4,787	14,678	13,609
	764,596	627,986	2,084,482	1,700,646

Costs and expenses
Materials, labor, and other operating expenses	638,994	538,794	1,751,152	1,475,847
Materials, labor, and other operating expenses from related party	14,131	12,346	44,704	31,140
Depreciation and amortization	8,461	9,352	24,918	27,500
Selling and distribution expenses	62,572	55,346	176,854	153,332
General and administrative expenses	12,186	10,299	31,923	28,457
Other (income) expense, net	121	(298)	406	2,341
	736,465	625,839	2,029,957	1,718,617

Income (loss) from operations	28,131	2,147	54,525	(17,971)

Foreign exchange gain (loss)	228	(936)	125	(596)
Interest expense	(4,840)	(5,001)	(14,471)	(14,174)
Interest income	87	91	281	314
	(4,525)	(5,846)	(14,065)	(14,456)

Income (loss) before income taxes	23,606	(3,699)	40,460	(32,427)
Income tax provision	(104)	(12)	(243)	(146)
Net income (loss)	$23,502	$(3,711)	$40,217	$(32,573)

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(thousands)
Net income (loss)	$23,502	$(3,711)	$40,217	$(32,573)
Other comprehensive income
Defined benefit pension plans
Amortization of actuarial loss	1,824	643	5,808	2,067
Amortization of prior service costs and other	41	44	124	159
Other comprehensive income	1,865	687	5,932	2,226
Comprehensive income (loss)	$25,367	$(3,024)	$46,149	$(30,347)

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (unaudited)

	September 30, 2012	December 31, 2011
	(thousands)
ASSETS
Current
Cash and cash equivalents	$224,421	$182,459
Receivables
Trade, less allowances of $2,894 and $2,142	172,498	118,901
Related parties	506	1,236
Other	4,687	3,796
Inventories	318,577	283,978
Prepaid expenses and other	8,457	4,864
Total current assets	729,146	595,234

Property and equipment, net	263,671	266,456
Timber deposits	6,338	8,327
Deferred financing costs	3,843	4,962
Goodwill	12,170	12,170
Intangible assets, net	8,900	8,900
Other assets	7,405	6,786
Total assets	$1,031,473	$902,835

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Balance Sheets (continued) (unaudited)

	September 30, 2012	December 31, 2011
	(thousands)
LIABILITIES AND CAPITAL
Current
Current portion of long-term debt	$25,000	$—
Accounts payable
Trade	165,753	116,758
Related parties	1,922	1,142
Accrued liabilities
Compensation and benefits	59,950	32,267
Interest payable	7,250	3,326
Other	31,616	24,486
	291,491	177,979

Debt
Long-term debt, less current portion	194,560	219,560

Other
Compensation and benefits	196,589	200,248
Other long-term liabilities	14,105	13,676
	210,694	213,924

Redeemable equity units
Series B equity units — 2,426 units and 2,522 units outstanding	2,426	2,522
Series C equity units — 13,475 units and 13,715 units outstanding	6,089	6,227
	8,515	8,749

Commitments and contingent liabilities

Capital
Series A equity units — no par value; 66,000 units authorized and outstanding	109,011	104,008
Series B equity units — no par value; 550,000 units authorized; 532,898 units and 532,802 units outstanding, respectively	332,115	299,460
Series C equity units — no par value; 44,000 units authorized; 12,930 units and 12,690 units outstanding, respectively	—	—
Accumulated other comprehensive loss	(114,913)	(120,845)
Total capital	326,213	282,623
Total liabilities and capital	$1,031,473	$902,835

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Holdings, L.L.C. Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30
	2012	2011
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$40,217	$(32,573)
Items in net income (loss) not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	26,732	29,118
Pension expense	9,398	8,933
Other	(500)	1,515
Decrease (increase) in working capital, net of acquisitions
Receivables	(53,308)	(45,700)
Inventories	(34,599)	(8,423)
Prepaid expenses and other	(1,973)	(1,221)
Accounts payable and accrued liabilities	82,333	27,598
Pension contributions	(8,181)	(10,274)
Other	4,752	(90)
Net cash provided by (used for) operations	64,871	(31,117)

Cash provided by (used for) investment
Expenditures for property and equipment	(17,682)	(25,299)
Acquisitions of businesses and facilities	(2,355)	(5,782)
Proceeds from sales of assets	171	3,053
Other	(3)	211
Net cash used for investment	(19,869)	(27,817)

Cash provided by (used for) financing
Distributions to members	(2,790)	—
Credit facility financing costs	(250)	(2,547)
Net cash used for financing	(3,040)	(2,547)

Net increase (decrease) in cash and cash equivalents	41,962	(61,481)

Balance at beginning of the period	182,459	264,606

Balance at end of the period	$224,421	$203,125

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2012, and December 31, 2011, we had $2.7 million and $2.8 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales, Trade." At September 30, 2012, and December 31, 2011, we had $19.3 million and $15.6 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $3.5 million for both the three months ended September 30, 2012 and 2011, and $10.7 million and $10.8 million for the nine months ended September 30, 2012 and 2011, respectively. Sublease rental income was not material in any of the periods presented.

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

Inventories

Inventories included the following:

	September 30, 2012	December 31, 2011
	(thousands)
Finished goods and work in process	$260,336	$223,605
Logs	36,841	41,243
Other raw materials and supplies	21,400	19,130
	$318,577	$283,978

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2012	December 31, 2011
	(thousands)
Land	$35,662	$35,469
Buildings and improvements	121,678	117,155
Machinery and equipment	337,482	328,282
Construction in progress	10,749	5,812
	505,571	486,718
Less accumulated depreciation	(241,900)	(220,262)
	$263,671	$266,456

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of September 30, 2012, and December 31, 2011, we held $167.3 million and $164.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. Our outstanding debt is fixed-rate. At September 30, 2012, the book value of our fixed-rate debt was $219.6 million, and the fair value was estimated to be $220.2 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt (Level 1 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of customers based on ongoing credit evaluations. At September 30, 2012, and December 31, 2011, the receivables from a single customer accounted for approximately 15% and 14% of total receivables, respectively. No other customer accounted for 10% or more of total receivables.

Distributions to Members

We periodically make cash distributions to our equity holders in accordance with their respective ownership percentages. For the nine months ended September 30, 2012, we made $2.8 million of cash distributions, of which $1.2 million and $1.6 million was paid to Forest Products Holdings, L.L.C. (FPH) and OfficeMax, respectively. During the nine months ended September 30, 2011, we did not make any cash distributions. Both our senior credit facility and the indenture governing our senior subordinated notes permitted these distributions.

New and Recently Adopted Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which gives entities the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of equity, among other amendments. Instead, the company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the ASU 2011-05 requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is being further deliberated by the FASB. We adopted this guidance retrospectively as of January 1, 2012, by adding the Consolidated Statements of Comprehensive Income (Loss) to our consolidated financial statements. In addition, accumulated other comprehensive loss was reclassified from Series B equity units to a separate line in the Consolidated Balance Sheets.

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

3.                                      Other (Income) Expense

Other (income) expense includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(thousands)
Facility curtailment (a)	$—	$(136)	$—	$1,275
Other, net (b)	121	(162)	406	1,066
	$121	$(298)	$406	$2,341
_______________________________________

(a)	In first quarter 2011, we committed to indefinitely curtail a manufacturing plant in our Wood Products segment. The manufacturing plant was permanently closed on June 30, 2011.

(b)	In first quarter 2011, we recorded noncash asset write-downs of $1.2 million.

4.	Debt

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
	(thousands)
Asset-based revolving credit facility	$—	$—
7.125% senior subordinated notes	219,560	219,560
Long-term debt	219,560	219,560
Current portion of long-term debt	(25,000)	—
Long-term debt, less current portion	$194,560	$219,560

Asset-Based Revolving Credit Facility

On July 13, 2011, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into a $250 million senior secured asset-based revolving credit facility (Revolving Credit Facility) with Wells Fargo Capital Finance, L.L.C. (Wells Fargo), as agent and the banks named therein as lenders. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On September 7, 2012, we entered into a First Amendment to Credit Agreement, which increased the aggregate lending commitments under the Revolving Credit Facility to $300 million. Other key terms of the Credit Agreement were unchanged by the Amendment.

The Revolving Credit Facility has a maturity date of July 13, 2016. The Revolving Credit Facility is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

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

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below the greater of $31.25 million or 12.5% of the aggregate lending commitments. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at September 30, 2012, was $259.4 million. At September 30, 2012, our aggregate liquidity from cash and cash equivalents and unused borrowing capacity (net of the Availability threshold amount for testing of the FCCR, as applicable) under the Revolving Credit Facility totaled $483.8 million.

At September 30, 2012, and December 31, 2011, we had no borrowings outstanding under the Revolving Credit Facility and approximately $10.0 million and $11.3 million, respectively, of letters of credit outstanding. These letters of credit reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. We did not borrow under the Revolving Credit Facility during the nine months ended September 30, 2012. On October 12, 2012, we borrowed $50.0 million under the Revolving Credit Facility to partially fund the redemption of $75.0 million of our senior subordinated notes, as discussed further below.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture governing the notes (Indenture). Redemption prices reduced to par value in October 2012. Subsequent to the exchange offer, a portion of the notes were repurchased, resulting in $219.6 million of notes outstanding at both September 30, 2012, and December 31, 2011. On October 15, 2012, we redeemed $75.0 million of the notes at par value with $25.0 million of cash on hand and $50.0 million borrowed under our Revolving Credit Facility. On October 22, 2012, the trustee under the senior subordinated notes indenture, at our request, irrevocably called for redemption on November 21, 2012, all of our outstanding senior subordinated notes.  Simultaneously, we irrevocably deposited $144.6 million of the proceeds from our senior notes offering, with our senior subordinated notes trustee, in an amount sufficient to pay and discharge the entire indebtedness on the senior subordinated notes for principal, plus $1.0 million of accrued and unpaid interest, to November 21, 2012. The senior subordinated notes trustee acknowledged that as of October 22, 2012, our obligations and those of the guarantors were discharged and satisfied, and neither we nor the guarantors generally had any further obligations to the senior subordinated notes trustee or the holders of our senior subordinated notes. The senior subordinated notes trustee further acknowledged the automatic release of the guarantees of the guarantors under our senior subordinated notes indenture. Upon such satisfaction and discharge, our senior subordinated notes indenture generally ceased to be of further effect.
Debt Refinancing
On October 22, 2012, Boise Cascade, L.L.C. (Boise Cascade), and its wholly owned subsidiary, Boise Cascade Finance Corporation (together, the Co-issuers), issued a $250 million aggregate principal amount of 6.375% senior notes due November 1, 2020 (Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933 (Securities Act), as amended. The Senior Notes pay interest semiannually in arrears on May 1 and November 1, commencing on May 1, 2013. As a result of this refinancing, we extended the maturity of our debt and lowered our interest rate. The Senior Notes are guaranteed by each of Boise Cascade's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility, other than Boise Cascade Finance

Corporation. The Senior Notes are also guaranteed by BC Holdings, until such time, if ever, that Boise Cascade's common stock is listed on any national securities exchange.
Following the sale of the Senior Notes, we used a portion of the net proceeds of the sale to repay the senior subordinated notes at par plus accrued and unpaid interest through the redemption date. The remaining proceeds will be available for general corporate purposes.
In connection with the issuance of the Senior Notes, the Co-issuers entered into a registration rights agreement, dated as of October 22, 2012 (Senior Notes Registration Rights Agreement). The Senior Notes Registration Rights Agreement requires us to register under the Securities Act the Senior Notes having substantially identical terms to those of the Senior Notes (Exchange Notes) and to complete an exchange of the privately placed Senior Notes for the publicly registered Exchange Notes on or prior to October 21, 2013 or, in certain circumstances, to file and keep effective a shelf registration statement for resale of the Senior Notes. If we fail to satisfy these obligations, we will pay additional interest up to 0.25% per annum to holders of the Senior Notes for the first 90-day period immediately following such date, and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum rate of 1.0% per annum.

The Senior Notes are senior unsecured obligations and rank equally with all of the Co-issuers' and guarantors' existing and future senior indebtedness, senior to all of their existing and future subordinated indebtedness, effectively subordinated to all of their present and future senior secured indebtedness (including all borrowings with respect to our Revolving Credit Facility to the extent of the value of the assets securing such indebtedness), and structurally subordinated to the indebtedness of any subsidiaries that do not guarantee the Senior Notes.

The terms of the indenture governing the Senior Notes, among other things, limit the ability of the Co-issuers and certain Boise Cascade subsidiaries to: incur additional debt; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens on assets; consolidate, merge, or transfer substantially all of their assets; enter into transactions with affiliates; and sell or transfer certain assets.

The indenture governing the Senior Notes provides for customary events of default, which include (subject in certain cases to customary grace and cure periods and notification requirements), among others: nonpayment of principal or interest; breach of other agreements in the indenture governing the Senior Notes; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against the Co-issuers, the guarantors, or certain Boise Cascade subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.

Cash Paid for Interest

For the nine months ended September 30, 2012 and 2011, cash payments for interest, net of interest capitalized, were $8.7 million and $8.6 million, respectively. Capitalized interest was not material for both periods.

5.                               Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(thousands)
Service cost	$1,206	$1,253	$3,557	$4,051
Interest cost	4,783	5,049	14,450	15,394
Expected return on plan assets	(4,850)	(4,488)	(14,541)	(13,457)
Amortization of actuarial loss	1,824	643	5,808	2,067
Amortization of prior service costs	41	44	124	133
Curtailment loss and other	—	—	—	745
Net periodic benefit cost	$3,004	$2,501	$9,398	$8,933

On July 13, 2012, we contributed company-owned real property to the pension plans from two locations in our Building Materials Distribution segment. The pension plans obtained independent appraisals of the properties, and based on these appraisals, the plans recorded the contribution at fair value of $9.7 million during the nine months ended September 30, 2012.

We are leasing back the contributed properties for an initial term of ten years with two five-year extension options and continue to use the properties in our distribution operations. Rent payments are made quarterly, with first-year annual rents of $0.8 million and 2% annual escalation rates thereafter. Each lease provides us a right of first refusal on any subsequent sale by the pension plans, as well as repurchase options at the end of the initial term and extension periods. The plans engaged an independent fiduciary who negotiated the lease terms and also manages the properties on behalf of the plans.

We determined that the contribution of the properties does not meet the accounting definition of a plan asset within the scope of Accounting Standards Codification 715, Compensation — Retirement Benefits. Accordingly, the contributed properties are not considered a contribution for accounting purposes and, as a result, are not included in plan assets and have no impact on the net pension liability recorded on our Consolidated Balance Sheets. We continue to depreciate the carrying value of the properties in our financial statements, and no gain or loss was recognized at the contribution date for accounting purposes. Lease payments are recorded as pension contributions.

In the first nine months of 2012, we made $8.2 million in cash contributions to the pension plans. The total cash and real property contributions are expected to satisfy U.S. Department of Labor minimum pension contribution requirements for 2012 in light of recently passed pension funding relief legislation.

6.                                      Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource transactional services. The agreement, as extended, expires on February 22, 2014. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement were $3.7 million and $3.8 million for the three months ended September 30, 2012 and 2011, respectively, and $11.0 million for both the nine months ended September 30, 2012 and 2011. The majority of these expenses are recorded in "General and administrative expenses" in our Consolidated Statements of Income (Loss).

7.                                      Transactions With Related Party

Transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) represent the only significant related-party activity recorded in our consolidated financial statements. LTP is an unconsolidated variable-interest entity that is 50% owned by Boise Cascade, L.L.C., and 50% owned by Boise Inc. LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade, L.L.C., in Louisiana. See the Consolidated Statements of Income (Loss) for related party sales to LTP and related party fiber purchases from LTP. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly affect the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

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

An analysis of our operations by segment is as follows:

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Party	segment	Total	Taxes	Amortization	(b)
	(millions)
Three Months Ended September 30, 2012
Building Materials Distribution	$605.2	$—	$—	$605.2	$10.3	$2.3	$12.6
Wood Products	154.1	5.3	100.4	259.8	22.5	6.2	28.6
Corporate and Other	—	—	—	—	(4.4)	—	(4.4)
Intersegment eliminations	—	—	(100.4)	(100.4)	—	—	—
	$759.3	$5.3	$—	$764.6	28.4	$8.5	$36.8
Interest expense					(4.8)
Interest income					0.1
					$23.6

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Party	segment	Total	Taxes	Amortization	(b)
	(millions)
Three Months Ended September 30, 2011
Building Materials Distribution	$500.9	$—	$0.6	$501.5	$6.0	$2.1	$8.2
Wood Products	122.3	4.8	67.7	194.8	(0.1)	7.2	7.1
Corporate and Other	—	—	—	—	(4.8)	0.1	(4.7)
Intersegment eliminations	—	—	(68.3)	(68.3)	—	—	—
	$623.2	$4.8	$—	$628.0	1.2	$9.4	$10.6
Interest expense					(5.0)
Interest income					0.1
					$(3.7)

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Party	segment	Total	Taxes	Amortization	(b)
	(millions)
Nine Months Ended September 30, 2012
Building Materials Distribution	$1,637.2	$—	$—	$1,637.2	$18.2	$6.6	$24.8
Wood Products	432.6	14.7	265.4	712.7	48.8	18.2	67.0
Corporate and Other	—	—	—	—	(12.4)	0.1	(12.3)
Intersegment eliminations	—	—	(265.4)	(265.4)	—	—	—
	$2,069.8	$14.7	$—	$2,084.5	54.7	$24.9	$79.6
Interest expense					(14.5)
Interest income					0.3
					$40.5

					Income
					(Loss)
	Sales				Before	Depreciation
		Related	Inter-		Income	and	EBITDA
	Trade	Party	segment	Total	Taxes	Amortization	(b)
	(millions)
Nine Months Ended September 30, 2011
Building Materials Distribution (a)	$1,348.9	$—	$1.0	$1,349.9	$2.8	$6.2	$9.0
Wood Products (a)	338.1	13.6	180.5	532.2	(10.0)	21.1	11.1
Corporate and Other	—	—	—	—	(11.4)	0.2	(11.2)
Intersegment eliminations	—	—	(181.5)	(181.5)	—	—	—
	$1,687.0	$13.6	$—	$1,700.6	(18.6)	$27.5	$8.9
Interest expense					(14.2)
Interest income					0.3
					$(32.4)
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

The following is a reconciliation of net income (loss) to EBITDA:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(millions)
Net income (loss)	$23.5	$(3.7)	$40.2	$(32.6)
Interest expense	4.8	5.0	14.5	14.2
Interest income	(0.1)	(0.1)	(0.3)	(0.3)
Income tax provision	0.1	—	0.2	0.1
Depreciation and amortization	8.5	9.4	24.9	27.5
EBITDA	$36.8	$10.6	$79.6	$8.9

9.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 4, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At September 30, 2012, there have been no material changes to the commitments disclosed in the 2011 Form 10-K. See Note 4, Debt, for a discussion of debt transactions subsequent to September 30, 2012.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2012, there have been no material changes to the guarantees disclosed in the 2011 Form 10-K.

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

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2012
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$755,529	$3,801	$—	$759,330
Intercompany	—	—	—	3,327	(3,327)	—
Related party	—	—	5,266	—	—	5,266
	—	—	760,795	7,128	(3,327)	764,596

Costs and expenses
Materials, labor, and other operating expenses	—	—	635,255	7,711	(3,972)	638,994
Materials, labor, and other operating expenses from related party	—	—	14,131	—	—	14,131
Depreciation and amortization	—	32	8,071	358	—	8,461
Selling and distribution expenses	—	—	61,708	864	—	62,572
General and administrative expenses	1	4,561	6,980	(1)	645	12,186
Other (income) expense, net	—	16	513	(408)	—	121
	1	4,609	726,658	8,524	(3,327)	736,465

Income (loss) from operations	(1)	(4,609)	34,137	(1,396)	—	28,131

Foreign exchange gain (loss)	—	198	(73)	103	—	228
Interest expense	—	(4,840)	—	—	—	(4,840)
Interest income	—	43	44	—	—	87
	—	(4,599)	(29)	103	—	(4,525)

Income (loss) before income taxes and equity in net income of affiliates	(1)	(9,208)	34,108	(1,293)	—	23,606
Income tax (provision) benefit	—	(109)	5	—	—	(104)

Income (loss) before equity in net income of affiliates	(1)	(9,317)	34,113	(1,293)	—	23,502
Equity in net income of affiliates	23,503	32,820	—	—	(56,323)	—
Net income (loss)	23,502	23,503	34,113	(1,293)	(56,323)	23,502

Other comprehensive income
Defined benefit pension plans
Amortization of actuarial loss	—	1,824	—	—	—	1,824
Amortization of prior service costs	—	41	—	—	—	41
Equity in other comprehensive income of affiliates	1,865	—	—	—	(1,865)	—
Other comprehensive income	1,865	1,865	—	—	(1,865)	1,865
Comprehensive income (loss)	$25,367	$25,368	$34,113	$(1,293)	$(58,188)	$25,367

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2011
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$619,952	$3,247	$—	$623,199
Intercompany	—	—	—	2,933	(2,933)	—
Related party	—	—	4,787	—	—	4,787
	—	—	624,739	6,180	(2,933)	627,986

Costs and expenses
Materials, labor, and other operating expenses	—	—	535,365	6,624	(3,195)	538,794
Materials, labor, and other operating expenses from related party	—	—	12,346	—	—	12,346
Depreciation and amortization	—	57	8,862	433	—	9,352
Selling and distribution expenses	—	—	54,632	714	—	55,346
General and administrative expenses	—	3,750	6,287	—	262	10,299
Other (income) expense, net	—	16	52	(366)	—	(298)
	—	3,823	617,544	7,405	(2,933)	625,839

Income (loss) from operations	—	(3,823)	7,195	(1,225)	—	2,147

Foreign exchange loss	—	(628)	(55)	(253)	—	(936)
Interest expense	—	(5,001)	—	—	—	(5,001)
Interest income	—	43	48	—	—	91
	—	(5,586)	(7)	(253)	—	(5,846)

Income (loss) before income taxes and equity in net income (loss) of affiliates	—	(9,409)	7,188	(1,478)	—	(3,699)
Income tax (provision) benefit	—	(56)	44	—	—	(12)

Income (loss) before equity in net income (loss) of affiliates	—	(9,465)	7,232	(1,478)	—	(3,711)
Equity in net income (loss) of affiliates	(3,711)	5,754	—	—	(2,043)	—
Net income (loss)	(3,711)	(3,711)	7,232	(1,478)	(2,043)	(3,711)

Other comprehensive income
Defined benefit pension plans
Amortization of actuarial loss	—	643	—	—	—	643
Amortization of prior service costs	—	44	—	—	—	44
Equity in other comprehensive income of affiliates	687	—	—	—	(687)	—
Other comprehensive income	687	687	—	—	(687)	687
Comprehensive income (loss)	$(3,024)	$(3,024)	$7,232	$(1,478)	$(2,730)	$(3,024)

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2012
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$2,060,159	$9,645	$—	$2,069,804
Intercompany	—	—	—	9,854	(9,854)	—
Related party	—	—	14,678	—	—	14,678
	—	—	2,074,837	19,499	(9,854)	2,084,482

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,741,777	20,242	(10,867)	1,751,152
Materials, labor, and other operating expenses from related party	—	—	44,704	—	—	44,704
Depreciation and amortization	—	96	23,568	1,254	—	24,918
Selling and distribution expenses	—	—	174,458	2,396	—	176,854
General and administrative expenses	1	12,264	18,645	—	1,013	31,923
Other (income) expense, net	—	94	1,709	(1,397)	—	406
	1	12,454	2,004,861	22,495	(9,854)	2,029,957

Income (loss) from operations	(1)	(12,454)	69,976	(2,996)	—	54,525

Foreign exchange gain (loss)	—	224	(132)	33	—	125
Interest expense	—	(14,471)	—	—	—	(14,471)
Interest income	—	132	149	—	—	281
	—	(14,115)	17	33	—	(14,065)

Income (loss) before income taxes and equity in net income of affiliates	(1)	(26,569)	69,993	(2,963)	—	40,460
Income tax provision	—	(236)	(7)	—	—	(243)

Income (loss) before equity in net income of affiliates	(1)	(26,805)	69,986	(2,963)	—	40,217
Equity in net income of affiliates	40,218	67,023	—	—	(107,241)	—
Net income (loss)	40,217	40,218	69,986	(2,963)	(107,241)	40,217

Other comprehensive income
Defined benefit pension plans
Amortization of actuarial loss	—	5,808	—	—	—	5,808
Amortization of prior service costs	—	124	—	—	—	124
Equity in other comprehensive income of affiliates	5,932	—	—	—	(5,932)	—
Other comprehensive income	5,932	5,932	—	—	(5,932)	5,932
Comprehensive income (loss)	$46,149	$46,150	$69,986	$(2,963)	$(113,173)	$46,149

Boise Cascade Holdings, L.L.C., and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2011
(unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$—	$1,676,695	$10,342	$—	$1,687,037
Intercompany	—	—	—	8,118	(8,118)	—
Related party	—	—	13,609	—	—	13,609
	—	—	1,690,304	18,460	(8,118)	1,700,646

Costs and expenses
Materials, labor, and other operating expenses	—	—	1,465,692	18,834	(8,679)	1,475,847
Materials, labor, and other operating expenses from related party	—	—	31,140	—	—	31,140
Depreciation and amortization	—	180	25,994	1,326	—	27,500
Selling and distribution expenses	—	—	151,304	2,028	—	153,332
General and administrative expenses	1	10,549	17,346	—	561	28,457
Other (income) expense, net	—	61	2,876	(596)	—	2,341
	1	10,790	1,694,352	21,592	(8,118)	1,718,617

Loss from operations	(1)	(10,790)	(4,048)	(3,132)	—	(17,971)

Foreign exchange loss	—	(495)	(31)	(70)	—	(596)
Interest expense	—	(14,174)	—	—	—	(14,174)
Interest income	—	138	176	—	—	314
	—	(14,531)	145	(70)	—	(14,456)

Loss before income taxes and equity in net loss of affiliates	(1)	(25,321)	(3,903)	(3,202)	—	(32,427)
Income tax (provision) benefit	—	(164)	18	—	—	(146)

Loss before equity in net loss of affiliates	(1)	(25,485)	(3,885)	(3,202)	—	(32,573)
Equity in net loss of affiliates	(32,572)	(7,087)	—	—	39,659	—
Net loss	(32,573)	(32,572)	(3,885)	(3,202)	39,659	(32,573)

Other comprehensive income
Defined benefit pension plans
Amortization of actuarial loss	—	2,067	—	—	—	2,067
Amortization of prior service costs and other	—	159	—	—	—	159
Equity in other comprehensive income of affiliates	2,226	—	—	—	(2,226)	—
Other comprehensive income	2,226	2,226	—	—	(2,226)	2,226
Comprehensive loss	$(30,347)	$(30,346)	$(3,885)	$(3,202)	$37,433	$(30,347)

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at September 30, 2012 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$3	$224,281	$49	$88	$—	$224,421
Receivables
Trade, less allowances	—	2	169,942	2,554	—	172,498
Related parties	—	16	490	—	—	506
Other	—	(92)	4,433	346	—	4,687
Inventories	—	—	312,283	6,294	—	318,577
Prepaid expenses and other	—	2,465	5,918	74	—	8,457
Total current assets	3	226,672	493,115	9,356	—	729,146

Property and equipment, net	—	1,285	253,570	8,816	—	263,671
Timber deposits	—	—	6,338	—	—	6,338
Deferred financing costs	—	3,843	—	—	—	3,843
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,900	—	—	8,900
Other assets	—	20	7,385	—	—	7,405
Investments in affiliates	334,725	567,293	—	—	(902,018)	—
Total assets	$334,728	$799,113	$781,478	$18,172	$(902,018)	$1,031,473

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at September 30, 2012 (continued) (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Current portion of long-term debt	$—	$25,000	$—	$—	$—	$25,000
Accounts payable
Trade	—	8,907	155,793	1,053	—	165,753
Related parties	—	395	1,527	—	—	1,922
Accrued liabilities	—	—	—	—	—
Compensation and benefits	—	18,740	40,644	566	—	59,950
Interest payable	—	7,250	—	—	—	7,250
Other	—	2,622	28,165	829	—	31,616
	—	62,914	226,129	2,448	—	291,491

Debt
Long-term debt, less current portion	—	194,560	—	—	—	194,560

Other
Compensation and benefits	—	196,589	—	—	—	196,589
Other long-term liabilities	—	10,325	3,780	—	—	14,105
	—	206,914	3,780	—	—	210,694

Redeemable equity units
Series B equity units	2,426	—	—	—	—	2,426
Series C equity units	6,089	—	—	—	—	6,089
Redeemable equity units	—	8,515	—	—	(8,515)	—
	8,515	8,515	—	—	(8,515)	8,515

Commitments and contingent liabilities

Capital
Series A equity units	109,011	—	—	—	—	109,011
Series B equity units	332,115	—	—	—	—	332,115
Series C equity units	—	—	—	—	—	—
Accumulated other comprehensive loss	(114,913)	(114,913)	—	—	114,913	(114,913)
Subsidiary equity	—	441,123	551,569	15,724	(1,008,416)	—
Total capital	326,213	326,210	551,569	15,724	(893,503)	326,213
Total liabilities and capital	$334,728	$799,113	$781,478	$18,172	$(902,018)	$1,031,473

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2011

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$4	$182,326	$20	$109	$—	$182,459
Receivables
Trade, less allowances	—	—	118,267	634	—	118,901
Related parties	—	935	301	—	—	1,236
Intercompany	—	—	56	—	(56)	—
Other	—	(90)	3,661	225	—	3,796
Inventories	—	—	278,580	5,398	—	283,978
Prepaid expenses and other	—	843	3,972	49	—	4,864
Total current assets	4	184,014	404,857	6,415	(56)	595,234

Property and equipment, net	—	1,259	255,117	10,080	—	266,456
Timber deposits	—	—	8,327	—	—	8,327
Deferred financing costs	—	4,962	—	—	—	4,962
Goodwill	—	—	12,170	—	—	12,170
Intangible assets, net	—	—	8,900	—	—	8,900
Other assets	—	20	6,765	1	—	6,786
Investments in affiliates	291,368	557,925	—	—	(849,293)	—
Total assets	$291,372	$748,180	$696,136	$16,496	$(849,349)	$902,835

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Balance Sheets at December 31, 2011 (continued)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND CAPITAL
Current
Accounts payable
Trade	$—	$8,633	$107,336	$789	$—	$116,758
Related parties	—	395	747	—	—	1,142
Intercompany	—	—	—	56	(56)	—
Accrued liabilities
Compensation and benefits	—	12,104	19,816	347	—	32,267
Interest payable	—	3,326	—	—	—	3,326
Other	—	2,470	21,045	971	—	24,486
	—	26,928	148,944	2,163	(56)	177,979

Debt
Long-term debt	—	219,560	—	—	—	219,560

Other
Compensation and benefits	—	200,248	—	—	—	200,248
Other long-term liabilities	—	10,076	3,600	—	—	13,676
	—	210,324	3,600	—	—	213,924

Redeemable equity units
Series B equity units	2,522	—	—	—	—	2,522
Series C equity units	6,227	—	—	—	—	6,227
Redeemable equity units	—	8,749	—	—	(8,749)	—
	8,749	8,749	—	—	(8,749)	8,749

Commitments and contingent liabilities

Capital
Series A equity units	104,008	—	—	—	—	104,008
Series B equity units	299,460	—	—	—	—	299,460
Series C equity units	—	—	—	—	—	—
Accumulated other comprehensive loss	(120,845)	(120,845)	—	—	120,845	(120,845)
Subsidiary equity	—	403,464	543,592	14,333	(961,389)	—
Total capital	282,623	282,619	543,592	14,333	(840,544)	282,623
Total liabilities and capital	$291,372	$748,180	$696,136	$16,496	$(849,349)	$902,835

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2012 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$40,217	$40,218	$69,986	$(2,963)	$(107,241)	$40,217
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(40,218)	(67,023)	—	—	107,241	—
Depreciation and amortization, including deferred financing costs and other	—	1,910	23,568	1,254	—	26,732
Pension expense	—	9,398	—	—	—	9,398
Other	—	(46)	(139)	(315)	—	(500)
Decrease (increase) in working capital, net of acquisitions
Receivables	—	952	(52,580)	(1,624)	(56)	(53,308)
Inventories	—	—	(33,703)	(896)	—	(34,599)
Prepaid expenses and other	—	(9)	(1,938)	(26)	—	(1,973)
Accounts payable and accrued liabilities	—	6,047	75,948	282	56	82,333
Pension contributions	—	(8,181)	—	—	—	(8,181)
Other	—	4,105	642	5	—	4,752
Net cash provided by (used for) operations	(1)	(12,629)	81,784	(4,283)	—	64,871
Cash provided by (used for) investment
Expenditures for property and equipment	—	(28)	(17,563)	(91)	—	(17,682)
Acquisitions of businesses and facilities	—	—	(2,355)	—	—	(2,355)
Proceeds from sales of assets	—	—	171	—	—	171
Other	—	(3)	1	(1)	—	(3)
Net cash used for investment	—	(31)	(19,746)	(92)	—	(19,869)
Cash provided by (used for) financing
Distributions to members	—	(2,790)	—	—	—	(2,790)
Credit facility financing costs	—	(250)	—	—	—	(250)
Due to (from) affiliates	—	57,655	(62,009)	4,354	—	—
Net cash provided by (used for) financing	—	54,615	(62,009)	4,354	—	(3,040)
Net increase (decrease) in cash and cash equivalents	(1)	41,955	29	(21)	—	41,962
Balance at beginning of the period	4	182,326	20	109	—	182,459
Balance at end of the period	$3	$224,281	$49	$88	$—	$224,421

Boise Cascade Holdings, L.L.C., and Subsidiaries Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2011 (unaudited)

	Boise Cascade Holdings, L.L.C. (Parent)	Boise Cascade, L.L.C.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net loss	$(32,573)	$(32,572)	$(3,885)	$(3,202)	$39,659	$(32,573)
Items in net loss not using (providing) cash
Equity in net loss of affiliates	32,572	7,087	—	—	(39,659)	—
Depreciation and amortization, including deferred financing costs and other	—	1,798	25,994	1,326	—	29,118
Pension expense	—	8,933	—	—	—	8,933
Other	—	535	511	469	—	1,515
Decrease (increase) in working capital, net of acquisitions
Receivables	—	37	(45,623)	(114)	—	(45,700)
Inventories	—	—	(8,661)	238	—	(8,423)
Prepaid expenses and other	—	121	(1,281)	(61)	—	(1,221)
Accounts payable and accrued liabilities	—	4,124	24,010	(536)	—	27,598
Pension contributions	—	(10,274)	—	—	—	(10,274)
Other	—	(368)	275	3	—	(90)
Net cash used for operations	(1)	(20,579)	(8,660)	(1,877)	—	(31,117)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(12)	(24,832)	(455)	—	(25,299)
Acquisitions of businesses and facilities	—	—	(5,782)	—	—	(5,782)
Proceeds from sales of assets	—	—	3,053	—	—	3,053
Other	—	(505)	872	(156)	—	211
Net cash used for investment	—	(517)	(26,689)	(611)	—	(27,817)
Cash provided by (used for) financing
Credit facility financing costs	—	(2,547)	—	—	—	(2,547)
Due to (from) affiliates	—	(37,761)	35,453	2,308	—	—
Net cash provided by (used for) financing	—	(40,308)	35,453	2,308	—	(2,547)
Net increase (decrease) in cash and cash equivalents	(1)	(61,404)	104	(180)	—	(61,481)
Balance at beginning of the period	5	264,364	16	221	—	264,606
Balance at end of the period	$4	$202,960	$120	$41	$—	$203,125

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2011 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2011 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the nine months ended September 30, 2012, from those listed in our 2011 Form 10-K. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Executive Overview

Our third quarter 2012 revenues and earnings were positively affected by improved demand for our products and commodity price increases, compared with the same period in the prior year. While our revenues and earnings continue to be affected by demand below historical levels for the products we distribute and manufacture, improved residential construction activity and our market share gains in EWP and plywood contributed to an improved third quarter.

We recorded income from operations of $28.1 million during the three months ended September 30, 2012, compared with income from operations of $2.1 million during the three months ended September 30, 2011. Our improved results were driven primarily by sales volume growth and commodity price increases. Composite panel and lumber prices were approximately 46% and 25% higher, on average, in third quarter 2012, compared with the same period in 2011. However, the favorable commodity prices experienced year to date 2012 began to decline mid-September and could be volatile in response to operating rates and inventory levels in various distribution channels. These changes are discussed further in "Our Operating Results" below.

At September 30, 2012, we had $224.4 million of cash and cash equivalents and $259.4 million of usable committed bank line availability. We generated $42.0 million of cash during the nine months ended September 30, 2012, as cash provided by operations was offset partially by capital spending, acquisitions, and distributions to members. On October 12, 2012, we borrowed $50.0 million under the Revolving Credit Facility to partially fund the redemption of $75.0 million of our senior subordinated notes. In addition, on October 22, 2012, we issued a $250.0 million aggregate amount of 6.375% senior notes to fund the redemption of our remaining senior subordinated notes and for general corporate purposes. These changes are discussed further in "Liquidity and Capital Resources" below.

Demand for our products closely correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of October 2012, the Blue Chip Economic Indicators consensus forecast for 2012 single- and multi-family housing starts in the U.S. was 0.76 million units, compared with actual housing starts of 0.61 million in 2011 and 0.59 million in 2010, as reported by the U.S. Census Bureau. These amounts are significantly below historical trends of approximately 1.3 million units per year over the ten years prior to 2012. Single-family housing starts are a primary driver of our sales, and although 2012 housing starts are projected to be higher than in 2011, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product utilization per start than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

Unemployment rates in the U.S. improved to 7.8% as of September 30, 2012, from 9.0% as of September 30, 2011. We believe continued employment growth, prospective homebuyers' access to capital, and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help reduce excess housing inventory and stimulate new construction.

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

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	The commodity nature of our products and their price movements, which are driven largely by capacity utilization rates and industry cycles that affect supply and demand;

•
General economic conditions, including but not limited to housing starts, repair-and-remodel activity and light commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, unemployment rates, and relative currency values;

•	Mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•	Availability and affordability of raw materials, including wood fiber, glues and resins, and energy;

•	The financial condition and creditworthiness of our customers;

•	Concentration of our sales among a relatively small group of customers;

•	Actions of suppliers, customers, and competitors, including merger and acquisition activities, plant closures, and financial failures;

•	Major equipment failure;

•	The impact of actuarial assumptions and regulatory activity on pension costs and pension funding requirements;

•	Cost of compliance with government regulations, in particular environmental regulations;

•	Labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•
Our substantial indebtedness, including the possibility that we may not generate sufficient cash flows from operations, or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations or to fund other liquidity needs;

•	Impairment of our long-lived assets;

•	Severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	Attraction and retention of key management and other key employees;

•	Our reliance on Boise Inc. for many of our administrative services; and

•	The other factors described in "Item 1A. Risk Factors" in our 2011 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(millions)
Sales
Trade	$759.3	$623.2	$2,069.8	$1,687.0
Related party	5.3	4.8	14.7	13.6
	764.6	628.0	2,084.5	1,700.6

Costs and expenses
Materials, labor, and other operating expenses	639.0	538.8	1,751.2	1,475.8
Materials, labor, and other operating expenses from related party	14.1	12.3	44.7	31.1
Depreciation and amortization	8.5	9.4	24.9	27.5
Selling and distribution expenses	62.6	55.3	176.9	153.3
General and administrative expenses	12.2	10.3	31.9	28.5
Other (income) expense, net	0.1	(0.3)	0.4	2.3
	736.5	625.8	2,030.0	1,718.6

Income (loss) from operations	$28.1	$2.1	$54.5	$(18.0)

	(percentage of sales)
Sales
Trade	99.3%	99.2%	99.3%	99.2%
Related party	0.7	0.8	0.7	0.8
	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related party	85.4%	87.8%	86.2%	88.6%
Depreciation and amortization	1.1	1.5	1.2	1.6
Selling and distribution expenses	8.2	8.8	8.5	9.0
General and administrative expenses	1.6	1.6	1.5	1.7
Other (income) expense, net	—	—	—	0.1
	96.3%	99.7%	97.4%	101.1%

Income (loss) from operations	3.7%	0.3%	2.6%	(1.1)%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, sales mix information for our Building Materials Distribution segment, and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(thousands)
U.S. Housing Starts (a)
Single-family	151.8	117.7	408.4	330.6
Multi-family	66.5	53.2	174.1	129.3
	218.3	170.9	582.5	459.9

	(millions)
Segment Sales
Building Materials Distribution	$605.2	$501.5	$1,637.2	$1,349.9
Wood Products	259.8	194.8	712.7	532.2
Intersegment eliminations	(100.4)	(68.3)	(265.4)	(181.5)
	$764.6	$628.0	$2,084.5	$1,700.6

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	49.4%	45.6%	49.1%	47.1%
General line	36.2%	41.5%	37.1%	40.9%
Engineered wood	14.4%	12.9%	13.8%	12.0%

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	2.6	1.9	7.0	5.3
I-joists (equivalent lineal feet)	42	31	110	84
Plywood (sq. ft.) (3/8" basis)	343	296	1,018	822
Lumber (board feet)	50	39	140	116

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$14.75	$15.53	$14.90	$15.85
I-joists (1,000 equivalent lineal feet)	915	958	925	969
Plywood (1,000 sq. ft.) (3/8" basis)	318	229	292	230
Lumber (1,000 board feet)	430	437	431	422
_______________________________________

(a)    Actual U.S. housing starts data as reported by the U.S. Census Bureau.

Sales

For the three months ended September 30, 2012, total sales increased $136.6 million, or 22%, to $764.6 million from $628.0 million during the three months ended September 30, 2011. For the nine months ended September 30, 2012, total sales increased $383.9 million, or 23%, to $2,084.5 million from $1,700.6 million for the same period in the prior year. The increase in sales was driven primarily by increases in sales volumes and prices for many of the products we manufacture and distribute.

U.S. housing starts increased 28% in third quarter 2012, compared with the same period in the prior year. Single-family housing starts, which are a primary driver of our sales and typically result in higher building product utilization per start than multi-family units, experienced an increase of 29% for the quarter and 24% for the first nine months of the year, compared with the same periods in 2011.

Building Materials Distribution.  Sales increased $103.7 million, or 21%, to $605.2 million for the three months ended September 30, 2012, from $501.5 million for the three months ended September 30, 2011. The increase in sales during the three months ended September 30, 2012, was driven primarily by improvements in sales volumes and prices of 8% and 13%, respectively. By product line, sales of EWP (substantially all of which is sourced through our Wood Products segment), commodity, and general line products increased 36%, 31%, and 6%, respectively.

During the nine months ended September 30, 2012, sales increased $287.3 million, or 21%, to $1,637.2 million from $1,349.9 million in the same period in the prior year. The increase in sales was driven primarily by improvements in sales volumes and prices of 13% and 8%, respectively. By product line, sales of EWP (substantially all of which is sourced through our Wood Products segment), commodity, and general line products increased 40%, 27%, and 10%, respectively.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, increased $65.0 million, or 33%, to $259.8 million for the three months ended September 30, 2012, from $194.8 million for the three months ended September 30, 2011. The increase in sales was due primarily to higher plywood volumes and prices, as well as increased EWP and lumber sales volumes, offset slightly by declines in EWP prices. Plywood sales volumes increased 16% primarily as a result of increased operating rates and market share gains. LVL and I-joist sales volumes increased 34% and 37%, respectively, due to higher levels of residential construction activity, the capture of further sales opportunities with customers, and further EWP market penetration. Lumber sales volumes increased 28%. Plywood prices increased 39%, while LVL and I-joist sales prices declined 5% and 4%, respectively.

During the nine months ended September 30, 2012, sales, including sales to our Building Materials Distribution segment, increased $180.5 million, or 34%, to $712.7 million from $532.2 million in the same period in the prior year. Plywood and lumber sales volumes increased 24% and 21%, respectively, while LVL and I-joist sales volumes both increased 31%. Higher byproduct sales volumes also contributed to the increase in sales. Plywood prices increased 27%, while LVL and I-joist sales prices declined 6% and 5%, respectively.

Costs and Expenses

Materials, labor, and other operating expenses, including from related party, increased $102.0 million, or 19%, to $653.1 million for the three months ended September 30, 2012, compared with $551.1 million during the same period in the prior year. For the nine months ended September 30, 2012, these expenses increased $288.9 million, or 19%, to $1,795.9 million, compared with $1,507.0 million in the same period in the prior year. The increases in both periods primarily reflect higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment. In addition, higher manufacturing costs were driven by higher sales volumes of plywood and EWP in our Wood Products segment, as well as higher per-unit log costs. However, manufacturing costs in our Wood Products segment decreased as a percentage of sales due to higher average sales prices, productivity improvements, and the leveraging of our fixed manufacturing costs due to higher sales volumes.

Depreciation and amortization expenses decreased $0.9 million, or 10%, to $8.5 million for the three months ended September 30, 2012, compared with $9.4 million during the same period in the prior year. For the nine months ended September 30, 2012, these expenses decreased $2.6 million, or 9%, to $24.9 million, compared with $27.5 million in the same period in the prior year. The decreases in both periods were due primarily to certain property and equipment becoming fully depreciated during 2011.

Selling and distribution expenses increased $7.3 million, or 13%, to $62.6 million for the three months ended September 30, 2012, compared with $55.3 million for the same period in the prior year. During the nine months ended September 30, 2012, these costs increased $23.6 million, or 15%, to $176.9 million, compared with $153.3 million during the same period in 2011. The increases in both periods were due primarily to increased compensation and benefit costs, including performance-based incentive costs, as well as higher transportation costs in our Building Materials Distribution segment. These increases were driven by improved operating results and increased sales volumes.

General and administrative expenses increased $1.9 million, or 18%, to $12.2 million for the three months ended September 30, 2012, compared with $10.3 million for the same period in the prior year. For the nine months ended September 30, 2012, these expenses increased $3.4 million, or 12%, to $31.9 million, compared with $28.5 million for the same period in 2011. The increase was due primarily to higher performance-based incentive costs as a result of improved operating results.

For the three and nine months ended September 30, 2012, and for the three months ended September 30, 2011, other (income) expense, net, was insignificant. Other (income) expense, net, for the nine months ended September 30, 2011, was $2.3 million of expense, including $1.3 million related to the closure of a manufacturing plant in our Wood Products segment and $1.2 million in noncash asset write-downs.

Income (Loss) From Operations

Income from operations increased $26.0 million to $28.1 million of income for the three months ended September 30, 2012, compared with $2.1 million for the three months ended September 30, 2011. Income (loss) from operations increased $72.5 million to $54.5 million of income for the nine months ended September 30, 2012, compared with an $18.0 million loss for the nine months ended September 30, 2011. Our improved financial results were driven primarily by higher sales volumes and prices for many of the products we manufacture and distribute. In addition, during the nine months ended September 30, 2011, we recorded $2.9 million of charges related to the closure of a manufacturing plant in our Wood Products segment and noncash asset write-downs. These changes are discussed in more detail below.

Building Materials Distribution.  Segment income increased $4.3 million to $10.3 million for the three months ended September 30, 2012, from $6.0 million for the three months ended September 30, 2011. The increase in segment income was driven primarily by improvements in sales volumes of 8%, offset partially by a decline in gross margins of 30 basis points, compared with the same period in the prior year. While total selling and distribution expenses increased 11%, these costs decreased as a percentage of segment sales by 80 basis points, as selling and distribution expenses did not increase at the same rate as sales. For the nine months ended September 30, 2012, segment income increased $15.4 million to $18.2 million from $2.8 million for the nine months ended September 30, 2011. The improvement in segment income was driven primarily by a 13% improvement in sales volumes and a 10-basis-point improvement in gross margins. While total selling and distribution expenses increased 13%, these costs decreased as a percentage of segment sales by 70 basis points, as selling and distribution expenses did not increase at the same rate as sales. In addition, during the nine months ended September 30, 2011, we recorded a noncash asset write-down of $0.8 million.

Wood Products.  Segment income (loss) improved $22.6 million to $22.5 million of income for the three months ended September 30, 2012, from a $0.1 million loss for the three months ended September 30, 2011. For the nine months ended September 30, 2012, segment income (loss) improved $58.8 million to $48.8 million of income from a $10.0 million loss for the nine months ended September 30, 2011. In both the three and nine months ended September 30, 2012, the increases in segment income were driven primarily by higher plywood sales prices as well as lower per-unit manufacturing costs resulting from higher sales volumes of EWP and plywood and productivity improvements. These improvements were offset partially by higher log costs, an increase in selling and distribution costs, and declines in EWP prices. In addition, during the nine months ended September 30, 2011, we recorded charges of $2.1 million related to the closure of a manufacturing plant and noncash asset write-downs.

Other

Foreign Exchange Gain (Loss). For the three and nine months ended September 30, 2012, foreign exchange gain was $0.2 million and $0.1 million, respectively, compared with a loss of $0.9 million and $0.6 million, respectively, for the same periods in the prior year. These gains were driven primarily by the strengthening of the Canadian dollar, compared with the U.S. dollar.

Liquidity and Capital Resources

We ended third quarter 2012 with $224.4 million of cash and $219.6 million of long-term debt, including current portion. At September 30, 2012, we had $483.8 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We generated $42.0 million of cash during the nine months ended September 30, 2012, as cash provided by operations was offset partially by capital spending, acquisitions, and distributions to members, as discussed below.

Although our third quarter 2012 operating results and cash flows were positively affected by improved demand for our products and commodity price increases, compared with the same period in the prior year, continued concerns over the low level of residential construction activity, high number of actual and pending foreclosures, availability and cost of credit, high levels of unemployment, and lack of consumer and business confidence create uncertainty around the amount of cash flow we will generate during the remainder of 2012 and into 2013. In response to the continued economic uncertainty and to conserve our liquidity, we will continue to manage production levels to sales demand.

On September 7, 2012, we entered into a First Amendment to Credit Agreement, which increased the aggregate lending commitments under our senior secured asset-based revolving credit facility (Revolving Credit Facility) from $250 million to $300 million. On October 12, 2012, we borrowed $50 million under the Revolving Credit Facility to partially fund the redemption of $75.0 million of our senior subordinated notes. In addition, on October 22, 2012, we issued a $250.0 million aggregate amount of 6.375% senior notes to fund the redemption of our remaining senior subordinated notes and for general corporate purposes, as discussed further below.

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

	Nine Months Ended September 30
	2012	2011
	(thousands)
Cash provided by (used for) operations	$64,871	$(31,117)
Cash used for investment	(19,869)	(27,817)
Cash used for financing	(3,040)	(2,547)

Operating Activities

For the nine months ended September 30, 2012, our operating activities generated $64.9 million of cash, compared with $31.1 million of cash used for operations in the same period in 2011. The $64.9 million of cash provided by operations was due primarily to $75.8 million of income (before noncash income and expenses), offset partially by a $7.5 million increase in working capital and pension contributions of $8.2 million. The $31.1 million of cash used for operations during the nine months ended September 30, 2011, was driven primarily by increases in working capital of $27.7 million and pension contributions of $10.3 million, offset partially by $7.0 million of income (before noncash income and expenses).

The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 33% and 33%, comparing sales for the months of September 2012 and 2011 with sales for the months of December 2011 and 2010, respectively. The increase in inventories during the nine months ended September 30, 2012, represents normal seasonal inventory build, product line expansions, and an improvement in demand for our products from higher residential construction activity and market share gains. The increase in accounts payable and accrued liabilities provided $82.3 million of cash during the nine months ended September 30, 2012, compared with $27.6 million in the same period a year ago. During the nine months ended September 30, 2012, increases in inventory levels and accrued incentive compensation led to the increase in accounts payable and accrued liabilities.

Investment Activities

During the nine months ended September 30, 2012 and 2011, we used approximately $17.7 million and $25.3 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. We expect capital expenditures in 2012 to total approximately $30 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. During the nine months ended September 30, 2012, we also used $2.4 million for the acquisition of a sawmill in Arden, Washington, which we believe will improve fiber integration and enhance the product mix capabilities in our Inland Region lumber operations.

During the nine months ended September 30, 2011, we spent $5.8 million for the acquisition of a laminated beam and decking manufacturing plant in Homedale, Idaho, offset partially by proceeds of $3.1 million from the sale of assets, including the sale of certain land and timber holdings.

Financing Activities

During the nine months ended September 30, 2012 and 2011, we used $0.3 million and $2.5 million, respectively, of cash for financing costs related to our Revolving Credit Facility, as discussed below. In addition, during the nine months ended September 30, 2012, we made $2.8 million of distributions to equity holders.

Asset-Based Revolving Credit Facility

On July 13, 2011, Boise Cascade, L.L.C., and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into a $250 million senior secured asset-based revolving credit facility with Wells Fargo Capital Finance, L.L.C. (Wells Fargo), as agent and the banks named therein as lenders. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On September 7, 2012, we entered into a First Amendment to Credit Agreement, which increased the aggregate lending commitments under the Revolving Credit Facility to $300 million. Other key terms of the Credit Agreement were unchanged by the Amendment.

At September 30, 2012, and December 31, 2011, we had no borrowings outstanding under the Revolving Credit Facility and approximately $10.0 million and $11.3 million, respectively, of letters of credit outstanding. We did not borrow under the Revolving Credit Facility during the nine months ended September 30, 2012. On October 12, 2012, we borrowed $50.0 million under the Revolving Credit Facility to partially fund the redemption of $75.0 million of our senior subordinated notes, as discussed further below. These letters of credit and borrowings reduce our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The actual amount of credit that is available from time to time under our Revolving Credit Facility fluctuates and is limited to a borrowing base amount that is determined according to, among other things, a percentage of the value of eligible receivables plus a percentage of the value of eligible inventory, as reduced by certain reserve amounts.

Senior Subordinated Notes

In October 2004, Boise Cascade, L.L.C., issued $400 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We may redeem all or part of the notes at any time at redemption prices set forth in the indenture governing the notes (Indenture). Redemption prices reduced to par value in October 2012. Subsequent to the exchange offer, a portion of the notes were repurchased, resulting in $219.6 million of notes outstanding at both September 30, 2012, and December 31, 2011. On October 15, 2012, we redeemed $75.0 million of the notes at par value, plus accrued and unpaid interest of $2.7 million. We funded the redemption using $27.7 million of cash on hand and $50.0 million borrowed under our Revolving Credit Facility. On October 22, 2012, the trustee under the senior subordinated notes indenture, at our request, irrevocably called for redemption on November 21, 2012, all of our outstanding senior subordinated notes.  Simultaneously, we irrevocably deposited $144.6 million of the proceeds from our senior notes offering, with our senior subordinated notes trustee, in an amount sufficient to pay and discharge the entire indebtedness on the senior subordinated notes for principal, plus $1.0 million of accrued and unpaid interest, to November 21, 2012.  The senior subordinated notes trustee acknowledged that as of October 22, 2012, our obligations and those of the guarantors were discharged and satisfied, and neither we nor the guarantors generally had any further obligations to the senior subordinated notes trustee or the holders of our senior subordinated notes. The senior subordinated notes trustee further acknowledged the automatic release of the guarantees of the guarantors under our senior subordinated notes indenture. Upon such satisfaction and discharge, our senior subordinated notes indenture generally ceased to be of further effect.
Debt Refinancing
On October 22, 2012, Boise Cascade, L.L.C. (Boise Cascade), and its wholly owned subsidiary, Boise Cascade Finance Corporation (together, the Co-issuers), issued a $250 million aggregate principal amount of 6.375% senior notes due November 1, 2020 (Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933 (Securities Act), as amended. The Senior Notes pay interest semiannually in arrears on May 1 and November 1, commencing on May 1, 2013. As a result of this refinancing, we extended the maturity of our debt and lowered our interest rate. The Senior Notes are guaranteed by each of Boise Cascade's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility, other than Boise Cascade Finance Corporation. The Senior Notes are also guaranteed by BC Holdings, until such time, if ever, that Boise Cascade's common stock is listed on any national securities exchange.
Following the sale of the Senior Notes, we used a portion of the net proceeds of the sale to repay the senior subordinated notes at par plus accrued and unpaid interest through the redemption date. The remaining proceeds will be available for general corporate purposes.
In connection with the issuance of the Senior Notes, the Co-issuers entered into a registration rights agreement, dated as of October 22, 2012 (Senior Notes Registration Rights Agreement). The Senior Notes Registration Rights Agreement requires us to register under the Securities Act the Senior Notes having substantially identical terms to those of the Senior Notes (Exchange Notes) and to complete an exchange of the privately placed Senior Notes for the publicly registered Exchange Notes on or prior to October 21, 2013 or, in certain circumstances, to file and keep effective a shelf registration statement for resale of the Senior Notes. If we fail to satisfy these obligations, we will pay additional interest up to 0.25% per annum to holders of the Senior Notes for the first 90-day period immediately following such date, and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum rate of 1.0% per annum.

The Senior Notes are senior unsecured obligations and rank equally with all of the Co-issuers' and guarantors' existing and future senior indebtedness, senior to all of their existing and future subordinated indebtedness, effectively subordinated to all of their present and future senior secured indebtedness (including all borrowings with respect to our Revolving Credit Facility to the extent of the value of the assets securing such indebtedness), and structurally subordinated to the indebtedness of any subsidiaries that do not guarantee the Senior Notes.

The terms of the indenture governing the Senior Notes, among other things, limit the ability of the Co-issuers and certain Boise Cascade subsidiaries to: incur additional debt; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens on assets; consolidate, merge, or transfer substantially all of their assets; enter into transactions with affiliates; and sell or transfer certain assets.

The indenture governing the Senior Notes provides for customary events of default, which include (subject in certain cases to customary grace and cure periods and notification requirements), among others: nonpayment of principal or interest; breach of other agreements in the indenture governing the Senior Notes; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against the Co-issuers, the guarantors, or certain Boise Cascade subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.

For more information related to our debt structure, see the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K and in Note 4, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. Due to recently passed pension funding relief legislation, payments for compensation and benefits for 2013-2014 are expected to be approximately $33.0 million, compared with the $56.7 million presented in our 2011 Form 10-K. See Liquidity and Capital Resources above for a discussion of debt transactions subsequent to September 30, 2012. There have been no other material changes in contractual obligations outside the ordinary course of business since December 31, 2011.

Off-Balance-Sheet Activities

At September 30, 2012, and December 31, 2011, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, and Note 18, Consolidating Guarantor and Nonguarantor Financial Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2011 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2012, there have been no material changes to the guarantees disclosed in our 2011 Form 10-K.

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

Employees

As of September 30, 2012, we had approximately 4,470 employees. Approximately 30% of these employees work pursuant to collective bargaining agreements. As of September 30, 2012, we had ten collective bargaining agreements, one of which covering 78 employees at our AllJoist facility in Canada, expired on December 31, 2011. We are continuing to work under the expired contract pending negotiations. Negotiations related to this expired contract are ongoing. We do not expect material increases in our costs or work interruptions during the course of the negotiations. Nevertheless, if our expectations are not accurate, we could experience a material labor disruption or significantly increased labor costs at the AllJoist facility, which could prevent us from meeting customer demand or reduce our sales and profitability. On August 22, 2012, we reached agreement on a four-year contract covering four Wood Products manufacturing facilities and one Building Materials Distribution location in the Pacific Northwest. The new agreements covering 623 current employees expire on May 31, 2016. We do not have any other labor negotiations scheduled for 2012.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of September 30, 2012, there have been no changes to our critical accounting estimates disclosed in our 2011 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K. As of September 30, 2012, there have been no material changes in our exposure to market risk from those disclosed in our 2011 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2011 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission. There have been no material changes to our risk factors during the nine months ended September 30, 2012, from those listed in our 2011 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

BOISE CASCADE HOLDINGS, L.L.C.

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  October 25, 2012

BOISE CASCADE HOLDINGS, L.L.C.

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012

Number		Description

10.1
First Amendment to Credit Agreement, dated September 7, 2012, by and between the Lenders set forth on the signature page thereto, Wells Fargo Capital Finance, L.L.C., as administrative agent, and Boise Cascade, L.L.C., and the subsidiaries of Boise Cascade, L.L.C., set forth on the signature page thereto, as Borrowers (incorporated by reference to Form 8-K filed on September 12, 2012).

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101	(a)	Financial Statements in XBRL Format

(a) Furnished with this Quarterly Report on Form 10-Q.